Form 10-Q
period 1995-04-30
ANGEION CORP/MN
filed 1995-06-08
CIK 815093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended April 30, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ________to________

                         Commission file number 0-17019

                              ANGEION CORPORATION
             (Exact name of registrant as specified in its charter)

     Minnesota                                           41-1579150
(State of Incorporation)                      (IRS Employer Identification No.)

3650 Annapolis Lane, Plymouth, MN                        55447-5434
       (Address of principal                             (Zip Code)
        executive offices)


                                 (612) 550-9388
                               (Telephone number)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES _X_. NO __.

           Common stock, par value $.01 per share: 17,165,819 shares
                         outstanding as of June 5,1995



                         PART I. FINANCIAL INFORMATION

ITEM              DESCRIPTION                                                        Page(s)

ITEM 1.  FINANCIAL STATEMENTS.

                  Balance Sheets (unaudited) - April 30, 1995 and July 31, 1994.        1


                  Statements of Operations (unaudited)                                  2
                  - For the Three and Nine Months Ended
                    April 30, 1995 and 1994.

                  Statements of Cash Flows (unaudited)                                  3
                  - For the Nine Months Ended April 30, 1995 and 1994.

                  Notes to Financial Statements.                                        4, 5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.                                  6, 7


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                              8

                  Signature.                                                            9

                  Exhibit 27 - Financial Data Schedule (For SEC use only)

                              ANGEION CORPORATION

                                 Balance Sheets
                  April 30, 1995 and July 31, 1994 (Unaudited)

                                                                April 30,        July 31,
ASSETS                                                            1995            1994
Current Assets:
      Cash and Cash Equivalents                               $  4,700,977    $  2,127,358
      Other Receivable                                                --            38,697
      Royalty Receivable                                              --           144,978
      Inventories                                                  229,781         230,211
      Prepaid Expenses and Other Current Assets                     91,481         128,135

           TOTAL CURRENT ASSETS                                  5,022,239       2,669,379

Property and Equipment, Net                                      1,527,795         998,876
Patents and Trademarks, Net                                      1,046,705         905,875
Other Assets                                                       159,889         178,500

           TOTAL ASSETS                                       $  7,756,628    $  4,752,630

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Notes Payable, net of discount of $167,000                      --         2,833,000
      Current Installments of Capital Lease Obligations              2,599           9,328
      Accounts Payable                                             550,826         415,825
      Accrued Payroll, Vacation and Related Costs                  285,791         337,758
      Other Accrued Expenses                                       152,729         248,852

           TOTAL CURRENT LIABILITIES                               991,945       3,844,763

Long-Term Debt                                                   1,500,000       1,500,000
Capital Lease Obligations, Less Current Installments                 1,917           4,187

           TOTAL LIABILITIES                                     2,493,862       5,348,950

Shareholders' Equity (Deficit):
      Class A Convertible Preferred Stock, $.01 par value.
        Authorized 1,475,000 shares; issued and outstanding
        875,000 shares at April 30, 1995, and July 31, 1994      3,166,425       3,166,425
      Common Stock, $.01 par value. Authorized
        25,000,000 shares; issued and outstanding
        17,145,819 shares at April 30, 1995, and 11,152,935
        at July 31, 1994                                           171,458         111,529
      Additional Paid-In Capital                                26,140,420      13,668,107
      Accumulated Deficit                                      (24,215,537)    (17,542,381)

           TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                  5,262,766        (596,320)

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  7,756,628    $  4,752,630


See accompanying notes to financial statements.



                              ANGEION CORPORATION

                            Statements of Operations
          For the Three and Nine Months Ended April 30, 1995 and 1994
                                  (Unaudited)

                                              Three Months Ended            Nine Months Ended
                                                   April 30                      April 30
                                            1995            1994            1995           1994
Net Sales                              $       --      $       --      $       --      $       --

Cost of Goods Sold                             --              --              --              --

         GROSS PROFIT                          --              --              --              --

Operating Expenses:
     Research & Development            $  1,894,959    $  2,259,635    $  5,268,028    $  5,064,924
     Sales & Marketing                        7,208           2,961          12,767          16,443
     General & Administrative               484,039         345,293       1,495,868       1,015,729

         Total Operating Expenses         2,386,206       2,607,889       6,776,663       6,097,096

         OPERATING LOSS FROM
         CONTINUING OPERATIONS           (2,386,206)     (2,607,889)     (6,776,663)     (6,097,096)


Other Income (Expense):

     Interest Income                         79,825          11,938         245,354          68,890
     Interest Expense                       (28,706)        (28,146)       (141,848)        (84,794)

         Other Income (Expense)              51,119         (16,208)        103,506         (15,904)

     LOSS FROM CONTINUING OPERATIONS   $ (2,335,087)   $ (2,624,097)   $ (6,673,157)   $ (6,113,000)

     Gain on Sale of
     Discontinued Operations                   --           127,414            --           344,221

         NET LOSS                      $ (2,335,087)   $ (2,496,683)   $ (6,673,157)   $ (5,768,779)

Net Income (Loss) Per Share:

     Continuing Operations             $       (.14)   $       (.24)   $       (.41)   $       (.58)

     Discontinued Operations                   --               .01            --               .03

NET LOSS PER SHARE                     $       (.14)   $       (.23)   $       (.41)   $       (.55)

Weighted Average Number of Shares
     Outstanding                         17,059,537      10,744,344      16,291,900      10,519,777

See accompanying notes to financial statements.


                              ANGEION CORPORATION

                            Statements of Cash Flows
               For the Nine Months Ended April 30, 1995 and 1994
                                  (Unaudited)

                                                                     1995              1994
OPERATING ACTIVITIES:
 Net Loss                                                         $ (6,673,157)   $ (5,768,779)
 Adjustments to Reconcile Net Loss
 to Net Cash Provided by (Used in) Operating Activities:
       Gain on Sale of Discontinued Operations                            --          (344,221)
       Depreciation and Amortization                                   433,385         381,797
       Compensation Expense on Grant of Stock and Stock Options        117,182         196,334
       Notes Payable Discount Amortization                              83,500            --
       Expense on Merger of Subsidiaries (Note 3)                         --         1,435,124
       Changes in Operating Assets and Liabilities:
           Employee Receivable                                          38,697          (1,952)
           Other Receivable                                            144,978          83,656
           Materials Inventories                                           430        (173,135)
           Prepaid Expenses and Other Current Assets                    36,654         (87,665)
           Accounts Payable                                            135,001         (32,136)
           Accrued Expenses                                           (129,843)         93,387
                Net Cash Used in Operating Activities               (5,813,173)     (4,217,590)

INVESTING ACTIVITIES:

      Payments for Purchases of Property and Equipment                (803,289)       (170,340)
      Increase in Other Assets                                        (281,234)       (321,589)
                Net Cash Used in Investing Activities               (1,084,523)       (491,929)

FINANCING ACTIVITIES:

 Proceeds from Issuance of Common Stock and Warrants, Net           10,599,122            --
 Proceeds from Sale of Discontinued Operations                            --           344,221
 Proceeds from Exercise of Stock Options and Warrants                  381,192           1,614
 Repayments of Notes Payable                                        (1,508,999)         (9,500)
                Net Cash Provided by Financing Activities            9,471,315         336,335

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                2,573,619      (4,373,184)

Cash and Cash Equivalents:
 Beginning of Period                                                 2,127,358       4,842,033
 End of Period                                                    $  4,700,977    $    468,849

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                         $    160,533    $     57,944

During the nine month period ended April 30, 1995, Notes Payable of $1,500,000 were converted into common stock.

See accompanying notes to financial statements.



                              ANGEION CORPORATION

                                   Form 10-Q

                                 April 30, 1995

                         Notes to Financial Statements



1.     BASIS OF PRESENTATION

 The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's July 31, 1994 Annual Report to Shareholders.

 The information furnished reflects, in the opinion of the management of Angeion Corporation, all adjustments (of only a normally recurring nature), necessary to present a fair statement of the results for the interim periods presented.



2.     NET INCOME (LOSS) PER SHARE

 Net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares representing stock warrants and options were excluded in the Fiscal 1994 and 1995 periods presented due to their anti-dilutive effect.



3.     MERGER OF SUBSIDIARIES

 Effective December 20, 1993, AngeMed, Inc. ("AngeMed") and AngeLase, Inc. ("AngeLase"), greater than 90%- owned subsidiaries of the Company, were merged with and into the Company (the "Mergers"), with the Company being the surviving entity after the Mergers. Pursuant to the Mergers, each share of common stock of AngeMed and each share of common stock of AngeLase was converted into shares of Angeion common stock. In addition, each option to purchase AngeMed or AngeLase common stock was converted into an option to purchase Angeion common stock based upon the respective exchange ratios.

 The fair market value of the Angeion common stock issued in connection with the Mergers was accounted for as a purchase of in-process research and development and, accordingly, a charge of $1,450,499 is included in the Fiscal 1994 statement of operations with an offsetting credit to additional paid-in capital.


4.     NOTES PAYABLE

 During June and July of 1994, the Company raised a total of $3,000,000 in the form of short-term bridge loans (the "Bridge Financing") to fund its operations until it could complete an equity financing. All loans under the Bridge Financing were evidenced by promissory notes accruing interest at a rate of 12% per year. In connection with such loans, each lender received a warrant to purchase, at an exercise price of $2.00 per share, that number of shares of common stock equal to 50% of the principal amount of the loan divided by the exercise price of the warrant. The warrants expire on December 8, 1997. The warrants issued were valued at $200,400 which was reflected as a discount and was amortized over the term of the Bridge Financing. Certain directors of the Company participated in the Bridge Financing and invested $1,000,000 in exchange for promissory notes and warrants to purchase 250,000 shares. In September 1994, $1,500,000 of the bridge notes were converted into common stock and $1,500,000 were repaid.


5.     PUBLIC OFFERING

 On September 19, 1994, the Company completed a public offering of 4.9 million shares of newly issued common stock and 4.9 million warrants to purchase one-half of a share of common stock, which raised proceeds of approximately $10,600,000 net of expenses. The exercise price of the warrants per whole share is $4.75 per share and they expire in March 1996. The Company is using the net proceeds of the sale of the securities for research and development, investment in capital equipment and leasehold improvements, general corporate purposes, including working capital, and for the repayment of unconverted short-term bridge loans.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 The Company's operations consist of the research and development efforts of its two divisions, the implantable cardioverter defibrillator division and the catheter ablation division. These divisions are developing medical devices to treat various types of arrhythmias (irregular heartbeats).


FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

 OPERATING ACTIVITIES: Net cash used in operating activities was $5,813,173 and $4,217,590 in the nine months ended April 30, 1995 and 1994, respectively. The cash used was primarily related to research and development activities of Angeion's continuing operations, the implantable cardioverter defibrillator and the laser catheter ablation divisions.

 INVESTING ACTIVITIES: Net cash used in investing activities was $1,084,523 and $491,929 in the nine months ended April 30, 1995 and 1994, respectively. The Company invested $281,234 in patents during the nine months ended April 30, 1995, primarily for the implantable cardioverter defibrillator. The Company also purchased fixed assets of $803,289 consisting primarily of computer equipment and production equipment for the implantable cardioverter defibrillator and research and development equipment for both divisions.

 FINANCING ACTIVITIES: Net cash provided by financing activities was $9,471,315 and $336,335 in the nine months ended April 30, 1995 and 1994, respectively. Cash was provided from proceeds of a public offering of 4.9 million shares of common stock and 4.9 million warrants. (See footnote 5.) The public offering proceeds were offset by repayments of Notes Payable. (See footnote 4.) Cash was provided from royalty proceeds related to the sale of the AMP division in the nine months ended April 30, 1994.

 If the Company's operations progress as anticipated, management believes the net proceeds of the September 1994 offering along with cash on hand will fund operations through September 1995, at which time the Company will need to raise additional capital. There can be no assurance that efforts to raise additional capital will be successful.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1995 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1994

 Research and development expenses in the quarter ended April 30, 1994, included a charge of $955,124 representing the purchase of in-process research and development in connection with the mergers of the AngeLase, Inc. and AngeMed, Inc. subsidiaries into the Company. (See footnote 3.) Net of that charge, research and development expenses increased from $1,304,511 in the quarter ended April 30, 1994 to $1,894,959 in the quarter ended April 30, 1995. This increase of $590,448 was primarily due to an acceleration of research and development activity on the implantable cardioverter defibrillator. Research and development activity focused on the development of a fourth-generation automatic implantable cardioverter defibrillator which accounted for $1,616,864 of the expense for the quarter ended April 30, 1995, while the laser catheter ablation development activities accounted for $278,095 of the expense. Research and development expenses will continue to increase, reflecting the Company's intent to move these products through their development stages as rapidly as possible and the initiation of human clinicals during Fiscal 1995 and beyond.

 General and administrative expenses increased from $345,293 in the quarter ended April 30, 1994 to $484,039 in the quarter ended April 30, 1995. The increase is due to increased legal expenses, payroll costs and consulting expenses.

 Interest income increased from $11,938 in the quarter ended April 30, 1994 to $79,825 in the quarter ended April 30, 1995. The increase was due to higher average invested cash balances in the quarter ended April 30, 1995 compared to the quarter ended April 30, 1994.


The gain on the sale of discontinued operations of $127,414 in the quarter ended April 30, 1994 resulted from an earned royalty related to the sale of the AMP division.

  The net loss for the quarter ended April 30, 1995 was $2,335,087 or $.14 per share, compared to a net loss of $2,496,683 or $.23 per share for the quarter ended April 30, 1994. The Company's aggressive research and development program and related expenses will continue to adversely impact results of operations in Fiscal 1995 and 1996.


NINE MONTHS ENDED APRIL 30, 1995 COMPARED TO THE NINE MONTHS ENDED
APRIL 30, 1994

 Research and development expenses in the nine months ended April 30, 1994, included a charge of $1,435,124, representing the purchase of in-process research and development in connection with the merger of the AngeLase, Inc. and AngeMed, Inc. subsidiaries into the Company. (See footnote 3.) Net of that charge, research and development expenses increased from $3,629,800 in the nine months ended April 30, 1994 to $5,268,028 in the nine months ended April 30, 1995. This increase of $1,638,228 was due to an acceleration of research and development activity on the implantable cardioverter defibrillator. Research and development activity focused on the development of a fourth-generation automatic implantable cardioverter defibrillator accounted for $4,530,065 of the expense for the nine months ended April 30, 1995, while the laser catheter ablation development activities accounted for $737,963 of the expense. Research and development expenses will continue to increase, reflecting the Company's intent to move these products through their development stages as rapidly as possible and the initiation of human clinicals during Fiscal 1995 and beyond.

 General and administrative expenses increased from $1,015,729 in the nine months ended April 30, 1994 to $1,495,868 in the nine months ended April 30, 1995. The increase is mainly due to $132,708 of expense associated with the bridge notes that were repaid and converted in the first quarter of Fiscal 1995. The remaining increase is due to other financing costs, increased legal, payroll and consulting expenses.

 Interest income increased from $68,890 in the nine months ended April 30, 1994 to $245,354 in the nine months ended April 30, 1995. The increase was due to higher average invested cash balances in the nine months ended April 30, 1995 compared to the nine months ended April 30, 1994.

 Interest expense increased from $84,794 in the nine months ended April 30, 1994 to $141,848 in the nine months ended April 30, 1995. The increase was due to interest expense on the bridge notes which were repaid and converted in the first quarter of 1995.

 The gain on the sale of discontinued operations of $344,221 in the nine months ended April 30, 1994 resulted from proceeds of a royalty payment on the net sales of the AMP division.

 The net loss for the nine months ended April 30, 1995 was $6,673,157 or $.41 per share, compared to net loss of $5,768,779 or $.55 per share for the nine months ended April 30, 1994. The Company's aggressive research and development program and related expenses will continue to adversely impact results of operations in Fiscal 1995 and 1996.


                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibit 27-Financial Data Schedule (for SEC use only).


           (b)  No Form 8-K was filed  during the three  months  ended
                April 30, 1995.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           ANGEION CORPORATION


Dated:  June 5, 1995                             By /s/ David L. Christofferson
                                                        David L. Christofferson
                                                      Vice President of Finance