Form 10-K
period 1995-07-31
ANGEION CORP/MN
filed 1995-10-30
CIK 815093

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 1995              COMMISSION FILE NO. 0-17019

           [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________


                              ANGEION CORPORATION
             (Exact name of registrant as specified in its charter)

                         MINNESOTA                               41-1579150
              (State or other jurisdiction of                 (I.R.S. Employer
              incorporation or organization)                 Identification No.)

       3650 ANNAPOLIS LANE, SUITE 170, MINNEAPOLIS, MINNESOTA 55447-5434
              (Address of principal executive offices) (Zip code)
       Registrant's telephone number, including area code: (612) 550-9388

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
            WARRANT TO PURCHASE ONE-HALF OF A SHARE OF COMMON STOCK

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  _X_   NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     As of October 23, 1995, 21,251,580 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the Nasdaq National Market System), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $ 134,827,902.

     Portions of the Annual Report to Shareholders for the year ended July 31, 1995 (the "1995 Annual Report") are incorporated by reference into Parts I and II to the extent specific pages are referred to herein. Portions of the proxy statement, dated November 6, 1995 for the Annual Meeting of Shareholders to be held December 20, 1995 (the "1995 Proxy Statement"), are incorporated by reference into Part III, to the extent specific pages are referred to herein.

                                     PART I

ITEM 1.   BUSINESS.

(a) GENERAL DEVELOPMENT OF BUSINESS.

         Angeion Corporation ("Angeion" or the "Company") was incorporated in Minnesota in May 1986 for the purpose of developing, manufacturing, and selling medical products. The Company initially used its engineering and manufacturing technologies to custom design and manufacture products to a customer's specification while it devoted its research and development capabilities to designing proprietary products.

         On July 1, 1988, Angeion merged with Verde Ventures Incorporated, a public company organized on March 10, 1987, which had no operations at the time of the merger. Verde Ventures Incorporated, the surviving legal entity, changed its name to Angeion Corporation and has continued the business of the pre-merger Angeion Corporation. In August 1990, the Company established a subsidiary, AngeLase, Inc. ("AngeLase"), to assume responsibility for the intensified research efforts on the development of a laser catheter ablation system (the "LCAS")(a through-the-skin catheter for use in the nonsurgical treatment of tachyarrhythmia). In October 1990, the Company received approximately $1.6 million in cash from the sale of its Common Stock to an investor and transferred such amount, together with two patents, four patent applications and other technology to AngeLase. In December 1990, the Company acquired a 94% interest in XMED, Inc. ("XMED"), a company engaged in limited research and development activities, in exchange for 27,000 shares of unregistered Angeion Common Stock, valued by the Company at $5.85 per share, for an aggregate consideration of $158,000. XMED was renamed AngeMed, Inc. ("AngeMed"), assuming responsibility for the development of an automatic implantable cardioverter defibrillator ("ICD").

         On September 22, 1992, the Company completed the sale of all of the assets of the Company's medical products division (the "AMP Division") to Burron Medical Inc., a Pennsylvania corporation which is the wholly owned subsidiary of
B. Braun of America, Inc. ("Burron"). The AMP Division, which was a separate line of business from the activities of AngeLase and AngeMed, had been involved in the manufacture of extruded and molded medical products for diagnostic and therapeutic use. The sale price of the AMP Division's assets was $6,200,000 cash, plus deferred payments equal to 10% of the AMP Division's net sales for each of the four consecutive three-month periods following the closing date of the sale and 5% of the AMP Division's net sales for each of the four consecutive three-month periods thereafter.

         On February 4, 1993, the Company and Siemens Pacesetter, Inc. ("Pacesetter"), a subsidiary of Siemens Corporation, entered into (a) a stock purchase agreement pursuant to which Angeion sold to Pacesetter 875,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") at $4.00 per share, and a $1,500,000 convertible subordinated debenture, bearing interest at 7.16%, with a 10-year term with principal repaid over the last five years and a $6.00 per share conversion price, (b) an OEM Marketing and Manufacturing Agreement (the "OEM Agreement") relating to the Company's defibrillator and laser catheter products and (c) a License Agreement (the "License Agreement") relating to the Company's defibrillator and laser catheter patents. See "Narrative Description of Business--Manufacturing," "--Sales and Marketing," and "--Intellectual Property." On September 30, 1994, St. Jude Medical, Inc. acquired the worldwide cardiac rhythm management business of Siemens AG, including Pacesetter.

         Effective December 20, 1993, AngeMed and AngeLase, the two greater than 90% owned subsidiaries of the Company, were merged into the Company. In connection with the merger of AngeMed, each share of common stock of AngeMed was converted into 1.299 shares of Company Common Stock, and, in connection with the merger of AngeLase, each share of common stock of AngeLase was converted into
 .58 of a share of Company Common Stock. In addition, in connection with such mergers, options to purchase the common stock of AngeMed and AngeLase were converted into options to purchase Company Common Stock based upon the merger exchange ratio applicable to each such subsidiary. As a result of these mergers, including the settlement of certain dissenters' claims related to such mergers, a total of 663,609 shares of Company Common Stock and options to purchase 551,846 shares of Company Common Stock were issued.

         In July 1994, the Company completed a private placement of convertible promissory notes and warrants in a bridge financing, which raised gross proceeds of $3,000,000. On September 19, 1994, the Company completed a direct placement of Common Stock and warrants, which raised approximately $11,600,000. Of such proceeds, $1,549,623 was used to pay off those promissory notes issued in the bridge financing, including interest accrued thereon, which were not converted into Common Stock. On August 2, 1995, the Company completed a direct placement of 3,400,000 shares of Common Stock, which raised approximately $20,300,000.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         The Company operates in a single industry segment: the research, development, manufacture and marketing of medical devices.

(c) NARRATIVE DESCRIPTION OF BUSINESS.

GENERAL

         The Company is engaged in designing, developing and manufacturing two types of products to treat and potentially cure irregular heartbeats (arrhythmias). The Company's Implantable Technology Division is developing the Sentinel series of implantable cardioverter defibrillators ("ICDs"), which are designed to treat rapid heartbeats in the ventricular (or lower) chambers of the heart, a condition known as ventricular tachycardia ("VT"), and a severe form of VT known as ventricular fibrillation ("VF"). The Company believes, based upon industry analyses and attendance by management at industry meetings, that its first product, the Sentinel 2000, is the smallest and one of the most technologically advanced ICDs under development today. The Company's Interventional Technology Division is developing a radio frequency ("RF") catheter ablation system, that it believes will provide a potential cure for certain forms of atrial fibrillation (rapid heartbeats originating in the upper chambers of the heart), and a laser catheter ablation system, which it believes will provide a potential cure for certain forms of VT.

BACKGROUND AND MARKETS

         Arrhythmias, abnormal rhythms of the heart muscle, arise from numerous causes, including congenital defects, tissue damage due to previous heart attacks or atherosclerosis and certain other diseases. Arrhythmias originate in either the atria (upper two chambers of the heart) where they are generally not life-threatening, or the ventricles (the lower two chambers of the heart), where they can significantly interfere with the pumping of oxygenated blood and can therefore be life-threatening. VT occurs when the ventricles beat at an abnormally rapid rate, depriving the ventricles of sufficient time to fill with blood prior to each contraction and therefore reducing the amount of blood pumped out of the heart. As a result, tissues and organs are deprived of the oxygen carried by the blood, causing dizziness, unconsciousness, cardiac arrest and possibly death.

         Episodes of VT occur unpredictably and tend to become more serious over time. VT can progress to VF, the most serious type of cardiac arrhythmia. In VF, the heart's normal electrical impulses become disorganized and erratic. Unlike VT, where the heart continues to contract in an organized fashion though at an abnormally high rate, in VF the heart ceases to pump blood through the body. If VF is not terminated quickly, the individual will experience a sudden cardiac death ("SCD") episode resulting in unconsciousness due to the heart's failure to pump oxygenated blood to the body's tissues and organs. Without prompt medical intervention, the individual typically will die.

         Industry analysts estimate that in excess of 1.4 million people in the U.S. have some form of VT and that more than 450,000 people die from SCD episodes each year. It is estimated that approximately 100,000 people survive SCD episodes each year and that approximately 150,000 people are diagnosed each year with sustained chronic VT . These individuals are considered to have a very high risk of experiencing an SCD episode. Current treatments for VT consist primarily of medication, ICDs and open heart surgery.

         IMPLANTABLE CARDIOVERTER DEFIBRILLATORS. The Company believes that the most effective treatment for individuals at risk of experiencing an SCD episode, in light of currently available technology, is an ICD. The ICD and lead market has grown from approximately $160 million in 1990 to approximately $530 million in 1994, representing a compounded annual growth rate of approximately 35%. By 1996, the worldwide ICD market is expected to reach $830 million per year. The ICD and lead market is further expected to grow by at least 20% to 25% per year to reach in excess of $1 billion per year by the end of the decade. The Company believes this growth rate is attributable to a number of factors, including (i) the expansion of the indications for use of an ICD, (ii) less invasive surgical procedures for implanting the device as a result of transvenous leads and pectoral implant capability, (iii) the poor performance of drug therapy and (iv) the increasing survival rate for SCD episodes.

         An ICD is an electronic device that is permanently implanted in the patient, typically in the patient's abdomen, and is connected to the heart with defibrillation leads and sensing/pacing leads. The ICD is designed to monitor the patient's heartbeat and, in the event of VT/VF, to deliver electric pulses or shocks to the heart to terminate the VT/VF. Early generation ICD devices delivered primarily high-energy shocks that were both painful to the patient, provided more energy than needed to treat the VT/VF and had short life spans, requiring replacement every two or three years. The limitations of these early devices led to the development of more sophisticated devices which are currently on the market today and which are characterized by (i) tiered therapy (electrical shocks of varying intensity depending on the type and severity of the arrhythmia), (ii) programmability (allows the physician to customize therapy to the patient's condition both before and, more importantly, after implant),
(iii) improved transvenous lead systems (allows implantation of the lead through a vein so that open chest surgery is not required), (iv) electrogram storage capability (storage of intercardiac EKGs), (v) a biphasic waveform (an electrical shock of alternating polarity), and (vi) limited pectoral implant capability.

         CATHETER ABLATION. Catheter ablation is an emerging therapeutic procedure that, in many cases, offers the curative benefit of surgery but has the advantages of being a minimally invasive procedure that exposes the patient to a lower risk of complications or death, generally involves hospitalization of only one or two days and is much less expensive than open chest surgery. In catheter ablation procedures, a special electrophysiological mapping ("EP") catheter is guided through an artery or vein into the patient's heart and to the site of the arrhythmogenic tissue (oxygen deprived heart tissue and areas of scar tissue resulting from sustained VT which conduct electrical impulses more slowly than normal tissue and increase the risk of occurrence of an arrhythmia). The mapping catheter identifies the specific site(s) of electrical malfunction. A catheter attached to an energy source is then used to transmit energy from an external source into the arrhythmogenic tissue in an amount sufficient to thermally damage tissue. The ablated tissue is replaced with scar tissue, the pathway generating the conflicting electrical impulse is thereby eliminated and the normal conduction of electrical activity is restored.

         The market for catheter ablation devices in the treatment of tachyarrhythmias is much less defined, and in a much earlier stage of development, than the ICD market. As a result of certain deficiencies in available electrophysiologic mapping technology, the potential growth of the catheter ablation market depends upon the condition to be treated. The use of catheters utilizing RF energy, for the treatment of supraventricular tachycardia ("SVT"), is growing quickly because atrial ablation sites are easily accessible using current catheter technology and the RF energy is able to penetrate the thinner tissue of the atria. The Company believes a more significant market potential for laser catheter ablation devices, however, is in the treatment of VT. The market for VT is supported by the same patient population for whom drug therapy is not an acceptable treatment regimen. While not well defined, the Company believes that the potential market for VT catheter ablation could equal the market for ICD devices since (i) catheter ablation offers a potential cure for certain forms of VT rather than simply managing the symptoms of VT, and (ii) catheter ablation offers a minimally invasive procedure similar to angioplasty.

PRODUCTS

         IMPLANTABLE CARDIOVERTER DEFIBRILLATOR. The Company's Sentinel series system consists of an ICD, a specialized computer programmer connected to a programming wand (smart wand) via the serial port, an external defibrillator test system and transvenous leads which connect the ICD to the patient's heart.

         The Sentinel series of ICDs offers certain advantages over ICDs currently in human clinical trials or market approved, including the following:

         * Reduced Size and Weight. The Company believes that its Sentinel ICD products are the smallest ICDs under development (approximately 60 cubic centimeters and weighing approximately 110 grams), thereby increasing patient comfort and simplifying implantation procedures. The reduced size allows for universal pectoral implant capability. Pectoral implantation, in combination with transvenous leads, eliminates the need for abdominal surgery and/or a thoracotomy (a complex and difficult surgical procedure involving the opening of the chest wall), thereby reducing patient recovery time and hospitalization costs.

         * Small Cap(TM) Biphasic Waveform. The Company believes that its proprietary waveform is more efficient than competitive waveforms. The Sentinel series delivers electrical shocks to the patient in a monophasic or biphasic waveform. A monophasic waveform has only positive or negative polarity in each pulse of electrical current. In contrast, a biphasic waveform reverses the polarity of the electrical current during each pulse. The Company's Small Cap(TM) biphasic waveform lowers defibrillation energy thresholds by delivering energy at a higher average current and in a shorter time than competing biphasic waveforms for ICDs currently market approved.

         * Hot Can(TM) Electrode System. The Company's Hot Can(TM) electrode system utilizes the Sentinel housing as an efficient electrode which the physician can program on and off. The ability to program the electrode on or off allows for either an abdominal or pectoral implant, unlike certain other ICDs currently in human clinical trials or market approved.

         * Dual Battery. The Sentinel series dual battery system increases the life of the device by as much as 40% compared to current devices in the market. The ICDs currently in the market are powered by a single battery, which provides the energy for both continuously monitoring the heart's activity and delivering the shock to cardiovert or defibrillate the heart. The Company's proprietary dual battery system in the Sentinel series allows a higher energy density battery to monitor continuously the heart's activity while a second high power battery is available solely to deliver the shock necessary to cardiovert or defibrillate the heart. The dual battery system increases the potential lifetime of the device from five years, as is the case with current generation devices, to up to seven years depending on the number of shocks delivered.

         * Energy Steering Delivery System. Energy Steering delivery system, a new feature developed by the Company which is not offered by competitors, allows the Sentinel series to increase energy efficiency by directing the electrical current emitted by the ICD more uniformly throughout the heart, thereby requiring less energy to defibrillate the heart. In conjunction with the dual battery system, this feature will add to the longevity of the device.

         * Special Algorithms. The Company's Sentinel 2000 uses a sophisticated sensing system and a complex set of special algorithms to monitor continuously the patient's heart rate and to discriminate more effectively between VT/VF and SVT.

         In addition to the features found in the Sentinel 2000, the Sentinel 2001 will have electrogram storage capabilities and is expected to have enhanced VT, VF and SVT discrimination capabilities. The Company is also developing a patient follow-up interrogator and fax transmitter for the Sentinel 2001. The patient interrogator is a small handheld device that is used by the patient to check the ICD memory on demand. The interrogator will evaluate the data from the ICD and give the patient a brief message as to the condition of the ICD and recent device activity. This information can then be relayed to the physician via telephone or, with an optional fax transmitter, the data can be sent to the physician in a more detailed form. See "Business -- Research and Development."

         The Sentinel series system is designed for simplicity, efficiency, ease of use and mobility. The programmer is capable of both transmitting to and receiving data from the device through a smart wand. The defibrillation test system is used in conjunction with the specialized computer/programmer at the time of implant to emulate the ICD in order to test and appropriately program the patient's defibrillation thresholds before actual implant.

         The Company is also developing several models of transvenous leads for the Sentinel series. One model, the AngeFlex dual transvenous lead system, is currently undergoing preclinical testing and is expected to enter human clinical trials in the second half of calendar 1995. The Company also expects to begin testing the AngeFlex single pass transvenous lead system in the second half of calendar 1995. Certain leads manufactured by competitors are also under preclinical evaluation to demonstrate compatibility with the Sentinel series.

         In January 1995, the first fully functional model of the Sentinel 2000 was successfully implanted in two human patients as part of a limited clinical evaluation in Bonn, Germany. Follow-up evaluations of the two patients has confirmed that the Sentinel 2000 is performing as anticipated. Additional clinical testing of the device outside of the U.S. is currently expected to allow the Company to generate limited initial clinical sales of the Sentinel 2000 system in calendar 1995.

         The Company filed its investigational device exemption ("IDE") with the FDA in September 1995. There can be no assurance, however, that the Company will be able to meet this filing schedule. The Company will conduct human clinical trials of the Sentinel 2000 in the U.S. at such time as approval of its IDE is obtained, although there is no assurance that the Company's IDE will be approved on a timely basis or at all. See "Business -- Government Regulation."

         The Company expects that the first human implant of the Sentinel 2001 outside of the U.S. will be performed during mid-calendar 1996, as an expansion of the Sentinel 2000 clinical testing. There can be no assurance, however, that the Company will be able to meet this development schedule.

         CATHETER ABLATION SYSTEMS. The Company is developing two catheter-based systems for nonsurgical, percutaneous elimination of various forms of cardiac arrhythmias: an RF catheter ablation system and a laser catheter ablation system. The Company is also developing a steerable guide/mapping catheter that can be used in conjunction with both its RF and laser catheter ablation systems.

         RF Catheter Ablation System. The Company's RF catheter ablation system consists of the Company's proprietary single use, disposable catheter coupled to a standard RF generator. Additional support devices are supplied by the hospital. The Company believes that its RF catheter is a major improvement over the RF catheters currently in use. The effectiveness of these existing catheters is hindered by blood coagulation on overheated catheter electrodes. To address this problem, the Company's RF catheter uses a porous metal tip electrode. During RF energy delivery, irrigation fluid flows through the catheter and is forced through the pores in the tip. The flushing fluid cools, purges and insulates the electrode from blood contact and thereby minimizes blood coagulation on the catheter tip while maximizing lesion size. A patent covering the Company's porous tip RF catheter ablation system has recently been allowed.

         The Company has completed preclinical studies with respect to its RF catheter ablation system at the Enders Pediatric Research Center in Boston. These studies demonstrated the viability of the cool tip RF catheter for the treatment of SVT. The Company filed an IDE in October 1995.

         Laser Catheter Ablation System. The Company's laser catheter ablation system is targeted at the VT market. Laser energy appears to produce, with minimal trauma, lesions of a size and depth most likely to achieve consistently favorable results in the ventricle.

         The Company has completed IDE feasibility studies that have demonstrated the laser catheter's ability to desiccate heart tissue thermally, thereby relieving symptoms of obstructive hypertrophic cardiomyopathy, and to eliminate successfully a patient's VT in an open chest procedure. Currently, the Company is conducting a feasibility study to demonstrate the ability of the Company's laser catheter to eliminate VT through a percutaneous procedure, and the Company has received an IDE permitting the Company to conduct up to 15 human clinical procedures at two medical centers.

         As of July 31, 1995, the Company has treated 11 patients in the U.S. and Germany with its laser catheter ablation system. Of the 11 patients treated, 7 cases were treated with the Company's steerable guide/mapping catheter (see below) with 5 patients successfully treated.

         Steerable Guide/Mapping Catheter. The Company has also developed a steerable guide/mapping catheter that allows local mapping and accurate, flexible positioning of the ablation catheter at the proper site. This steerable guide/mapping catheter can be used with both the Company's RF and laser catheter ablation systems.

         The steerable guide/mapping catheter has been studied in preclinical trials and has been approved by the FDA for use in connection with the Company's laser catheter human clinical trials. Early indications are that this steerable catheter will allow a physician to position the ablation catheter more accurately within the ventricle.

         Since December 1993, the Company has allocated the majority of its resources to its Implantable Technology Division, which the Company views as a rapidly growing existing market with significant near-term potential. Although the catheter ablation market shows substantial promise with significant business potential as an emerging alternative treatment for arrhythmias, the Company's resources, even after completion of the Company's recent offering, preclude it from aggressively pursuing both the ICD and catheter ablation markets simultaneously. As a result, the Company is actively pursuing a strategic alliance to accelerate the continued development and commercialization of the Company's catheter ablation products and technologies.

         Late in calendar 1994, the Company also made the decision to focus its interventional technology resources on the development of its RF catheter ablation system. The market for atrial RF catheter ablation already exists and therefore provides greater near-term potential, while the market for VT ablation is still developing.

COMPETITION

         IMPLANTABLE CARDIOVERTER DEFIBRILLATORS. Competition in the ICD market is intense and most of the Company's primary competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than those of the Company. While antiarrhythmic drugs and cardiac ablation therapies (like the Company's laser catheter ablation system) compete in this same market, other manufacturers of ICD devices have claimed a significant share of the market and are believed to be the Company's primary competitors. Three companies (Medtronic, Inc. ("Medtronic"), Cardiac Pacemakers, Inc. ("CPI"), a division of Guidant Corporation and Ventritex, Inc. ("Ventritex")) currently have PMA-approved products in the ICD market and control virtually all of that market today.

         CPI was the first company to capitalize on the market potential of implantable defibrillators. In August 1985, the FDA approved CPI's first commercial defibrillator to be marketed in the U.S. CPI received Premarket Approval ("PMA") approval for its Ventak PRxIII ICD in May 1995 and filed a PMA application in June 1995 to begin marketing a smaller version of the Ventak PRxIII called the Mini. Medtronic received PMA approval for its PCD in February 1993 and for its Jewel PCD 7219D, widely believed to be the most advanced FDA market-approved ICD, in March 1995. Ventritex received PMA approval for its Cadence ICD in April 1993 and filed a PMA application in June 1995 to begin marketing a smaller version of the Cadence called the Cadet. Intermedics and Telectronics also have ICD products of their own in clinical trials.

         The Company believes, based upon industry analyses and attendance by management at industry meetings, that its first product, the Sentinel 2000 is the smallest and one of the most technologically advanced ICDs currently under development. Competitors of the Company, however, many of whom have greater financial and technical resources than the Company, are developing and conducting human clinical testing of ICDs with certain common features.

         Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. The timing of market introduction of competitive products could adversely affect the competitiveness of the Company's products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and the regulatory approval process and supply commercial quantities of the product to the market are expected to be important competitive factors. The Company expects that competition will also be based on the availability of defibrillation leads that can be implanted through less invasive surgical procedures, ease of programmability, ability to provide diagnostic capability, size and weight of the device, product reliability, physician familiarity with the device, patent protection, sales and marketing capability, third-party reimbursement policies, reputation and price.

         CATHETER ABLATION. Although catheter ablation offers a potential cure, rather than a treatment, of VT, catheter ablation technologies must nonetheless compete with drug therapy, open heart surgery and ICDs. While drug therapy has in the past experienced limited effectiveness and adverse side effects, new drugs currently under development may offer the potential of improved treatment outcomes. Catheter ablation does not currently compete, to a significant extent, with ICDs since catheter ablation is currently used as a treatment for SVT rather than for VT. As ablation products evolve and demonstrate efficacy in the treatment of VT, the Company believes that ablation will increasingly compete with the ICD market.

         Competition in the current catheter ablation market includes C.R. Bard, Inc., Cordis Corp. (which purchased Webster Laboratories, Inc.), Boston Scientific Corporation, Medtronic, EP Technologies, Inc., and Electro Catheter Corporation. These companies are primarily involved in the treatment of SVT with RF energy-based catheters. RF catheters are not currently considered effective treatments relating to the ventricle, however, certain of such companies are experimenting with the use of RF energy, as well as other forms of energy, in the ventricle.

MANUFACTURING

         Pursuant to the OEM Agreement, the Company has the right to manufacture the products it sells to Pacesetter so long as the Company fulfills all product quantity, quality and specification requirements. If the Company fails to fulfill these requirements, Pacesetter may elect to manufacture the Company's first commercially available defibrillator and laser catheter products and pay the Company an agreed upon royalty. Even if the Company has fulfilled all product quantity, quality and specification requirements, Pacesetter may elect to manufacture up to 50% of Pacesetter's aggregate product requirements but will be required to pay to the Company a payment that approximates the net margin on the products had the Company manufactured the products and sold them to Pacesetter.

         In light of the OEM Agreement and in recognition of the late stage of development of the Company's Sentinel 2000 ICD, the Company has recently devoted substantial time and resources to its manufacturing capability. In the first half of calendar 1995, the Company developed a dedicated manufacturing organization with the capability to satisfy its product requirements for the next 18 to 24 months. In October 1994, the Company hired a Vice President of Operations to lead the development of the Company's manufacturing capability. This individual has extensive medical device manufacturing experience, including direct experience in implantable defibrillator manufacturing. During the spring of 1995, the Vice President of Operations sought, among other things, to define the Company's manufacturing strategy and organizational and facility needs.

         The Company's manufacturing strategy is to use outside component suppliers and process vendors whenever possible. Use of outside sources minimizes facility and equipment investment at a time when the Company is producing product at low volumes. Key high quality component suppliers have been identified for all components in the Sentinel 2000. The Company has verified that the component suppliers have high volume capabilities which can meet an increasing product demand. The key process vendors identified and utilized by the Company provide laser welding, electronic assembly, sterilization, and other process requirements. In addition, the Company has contracted with a manufacturer in Scotland that will be responsible for final assembly, testing, packaging, sterilization and labeling of its ICDs and associated external products for use in the Company's international clinical trials.

         The Company has defined its organizational needs for all manufacturing functions and has hired experienced personnel to perform these functions. As of July 31, 1995, the manufacturing organization employed 21 people with the required specialized skills in engineering, production, testing, materials management and quality assurance. The Company is currently in the process of hiring and training production operators to meet expected monthly production demand through the next 18 to 24 months.

         The Company has defined its manufacturing facility needs and capital equipment requirements. In the spring of 1995, the Company completed the renovation of its production facility, resulting in expansion and definition of specific locations for material receiving, electronic board assembly, test and inspection, and final assembly operations. The current facility and organization is estimated to be adequate to satisfy the Company's implantable defibrillator product needs for the next 18 to 24 months.

         The Company is currently producing implantable defibrillator products to meet preclinical and clinical requirements. Engineering, prototype, and pilot builds have been completed and the Company has documented and validated its key ICD manufacturing processes. In addition, the Company intends to receive ISO 9002 certification by the end of calendar year 1995. This certification, which relates to manufacturing quality standards, in conjunction with the Company's clinical trials and testing data, will be used in the Company's application for CE mark approval.

         The Company's efforts to define and establish its manufacturing strategy and capability have been predominantly focused on its ICD products. The Company currently has limited manufacturing capability to produce the products needed to support its catheter ablation clinical studies. Currently, these needs are being defined, and a plan is under development regarding how the Company will provide production capability to the Company's Interventional Technology Division. It is anticipated that the Company can generate this capability within the constraints of the current facility and organization, but failure to provide manufacturing capability for the catheter ablation products could cause a delay in the catheter ablation program.

         Manufacturing ability is a key element that the Company must have in place to ensure success in its ICD and catheter ablation clinical trials and the expanded laser catheter clinical trials. Failure to produce products in a timely manner could cause a delay in the market release of such products, and could result in the failure of the Company to meet Pacesetter's product requirements, resulting in a royalty rate from Pacesetter that is lower than the transfer price the Company could have received.

SALES AND MARKETING

         The Company intends to utilize a dual approach to marketing and distribution of its ICD and catheter ablation products on a worldwide basis.

         Under the first approach, the Company will directly market and sell its products under its own label through its own sales force or through independent sales representatives or distributors, provided that under the OEM Agreement with Pacesetter such independent sales representatives or distributors may not also sell ICDs or laser catheter products that are manufactured by other companies. In addition, the Company may not market and sell products under its own label until it has satisfied all of Pacesetter's quantity requirements for such products. On May 26, 1995, the Company entered into a distribution agreement with C. Nicolai GmbH & Co. KG to market and distribute the Company's Sentinel products in Germany. On June 27, 1995, the Company entered into a distribution agreement with N. Gi. C. to market and distribute the Company's Sentinel products in Italy. The Company is currently negotiating with distributors in Holland and the United Kingdom for such markets, and anticipates initiating discussions with other independent sales representatives or distributors for other countries.

         To coordinate and effectuate the Company's sales and marketing efforts, the Company hired a Vice President of Sales and Marketing in the second half of calendar 1995. This person has extensive experience in marketing medical devices as well as direct defibrillator product experience. The Vice President of Sales and Marketing is responsible for developing and implementing a strategic plan for worldwide sales and marketing of the Company's products.

         Under the second approach, the Company will sell its products through Pacesetter under the terms and conditions of the OEM Agreement. Pursuant to this agreement, Pacesetter was granted worldwide marketing and distribution rights, on a co-exclusive basis with the Company, to all defibrillator and laser catheter products that are first commercially marketed within two years of the first commercial sales of defibrillator and laser catheter products, as the case may be, incorporating certain features. With respect to defibrillator products, it is anticipated that commercial marketing of the Sentinel 2001 will begin this two-year period. This co-exclusive marketing period will continue for at least seven years, and thereafter will be contingent upon certain defined minimum product purchases by Pacesetter and its affiliates. Pacesetter's marketing rights will continue on a non-exclusive basis in the event that the exclusive period terminates. The Company believes that the worldwide OEM marketing capability of Pacesetter will be of significant value in establishing market presence for the Company's products.

RESEARCH AND DEVELOPMENT

         Research and development expenditures for continuing operations were $7,815,391, $5,158,738 and $4,485,818 in fiscal 1995, 1994 and 1993, respectively. The Company's research and development is primarily directed at the development of its existing products and the clinical trials relating to such products. Approximately 87%, 75% and 89% of the Company research and development expenditures in fiscal 1995, 1994 and 1993, respectively, were directly attributable to the Implantable Technology Division, most of which was spent on the Sentinel series.

         In addition to the Sentinel 2000, the Company's ICD research and development expenditures relate to the development of the Sentinel 2001 and the Sentinel 2010. In addition to the features found in the Sentinel 2000, the Sentinel 2001 will have electrogram storage capabilities, enhanced VT, VF and SVT discrimination capability, a patient interrogator, a patient data fax transmitter and telephonic interrogation capabilities. The Sentinel 2010 is expected to possess the following additional features: (i) smaller size and weight; (ii) lower defibrillation energy threshold waveform; (iii) pulse pretreatment threshold lowering therapy; (iv) new anti-tachyarrhythmia pacing therapy; (v) dual chamber pacing; and (vi) atrial defibrillation capability. Patent applications have been filed or are in the process for a number of the features of the Company's Sentinel 2001 and 2010.

THIRD PARTY REIMBURSEMENT

         The Company's ability to commercialize its products successfully in the United States will depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities (such as HCFA which determines Medicare reimbursement levels), private health insurers, health maintenance organizations and other third-party payors. Payors are increasingly challenging the prices of medical products and services. Payors may deny reimbursement for procedures which they deem experimental or for devices that are used for other than FDA-approved indications. Currently, HCFA is reviewing its policy that prevents Medicare reimbursement for products and procedures that have not received FDA approval. Although there is legislation currently pending in Congress that would address certain of these HCFA reimbursement issues, there can be no assurance that such legislation will be passed. Even if the Company obtains a PMA for the laser catheter ablation system, some payors may deny coverage until the device and related procedures become generally accepted by the medical profession. The inability of hospitals and other providers to obtain reimbursement from third-party payors for the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects that there will be continued pressure on cost-containment throughout the United States health care system. This pressure could adversely affect the amount the Company is able to charge for its products.

         Fees for physicians' and surgeons' services are paid by Medicare and certain other payors on the basis of what they have historically charged for their services. Beginning in 1992, Medicare payments to physicians and surgeons began shifting, over the course of a five-year period, to a fee scale based on the relative value of the services rendered. This fee scale may reduce the amount of fees paid to physicians who perform defibrillator implants. Other payors may adopt similar payment methods for surgical services. At this time, the Company is unable to determine whether any such limitations on physicians' fees could adversely affect the Company's business.

GOVERNMENT REGULATION

         The Company's products are all classified as medical devices by the Food, Drug and Cosmetic Act (the "FDC Act"), and as such, are subject to regulation and supervision by the FDA, and to regulation by foreign governmental authorities. As such, these medical devices are subject to ongoing controls and regulations, including registration by the manufacturer, compliance with established manufacturing practices, device tracking, record-keeping, advertising, packaging and compliance to standards. Comparable agencies in certain states and foreign countries also regulate the Company's activities. The Company's products are subject to recall at any time by the FDA or the Company if it appears that use of the products could result in unwarranted health risks.

         All medical devices intended for human use that are to be marketed in the United States are placed into one of three regulatory classifications, depending on the degree of regulatory control to which the device will be subject. Class III devices, which include life support/life sustaining devices or implants, are subject to the most stringent controls and require FDA approval prior to marketing. The Company's ICD products and its catheter ablation systems are classified as Class III devices.

         FDA requirements for both the Company's ICD and catheter ablation products involve obtaining formal FDA premarket approval. The first stage of obtaining formal FDA premarket approval is submission of an application for an IDE. The IDE permits clinical evaluations of products on human subjects under controlled experimental conditions by designated qualified medical institutions. To obtain an IDE, approval of the investigational plan for the applicable system is required from the institutional review board within each participating medical institution as well as from the FDA.

         The second stage of formal FDA premarket approval is the PMA application. The PMA, which is submitted after clinical evaluations are completed under the IDE, is a comprehensive report of all data and information obtained by the applicant throughout the product's development and testing. The FDA will grant a PMA if it finds that the safety and effectiveness of the product have been sufficiently demonstrated and that the product complies with all applicable regulations and standards. The FDA may require further clinical evaluation of the product, terminate the clinical trials, grant premarket approval but restrict the number of devices distributed, or require additional patient follow-up for an indefinite period of time. There can be no assurance that the Company will be successful in obtaining IDEs or expanded IDEs for its products or that the Company will be successful in obtaining a PMA for such products, which is necessary to market Company's products commercially in the U.S., in a timely manner, or at all. Delays in obtaining marketing approvals and clearances in the U.S. could have significant adverse consequences on the Company and its operations.

         The Company is required to and does keep detailed records relating both to its maintenance of good manufacturing practices and to defective products and complaints about its products. The FDA has authority to inspect the Company's facilities to assure compliance with the FDC Act and regulations thereunder.

         Many foreign countries have similar regulatory requirements concerning the marketing of new medical devices. In January 1995, the Active Implantable Medical Device Directive ("AIMDD") was fully implemented in the EC. Prior to the enactment of the AIMDD, the foreign regulatory requirements varied widely from country to country. Under the AIMDD, the EC regulatory requirements are expected to be more consistent. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval and requirements for licensing may differ from FDA requirements. The Company is also subject to certain FDA regulations governing manufacturing practices, packaging and labelling. Further, the FDA regulates the export of medical devices that have not been approved or cleared for marketing in the United States. Prior to commencement of sales outside the U.S., the Company will be required either to obtain export approval from the FDA or to establish a manufacturing capacity or expand its contract manufacturing capabilities abroad. See "Business -- Manufacturing."

         The Company has initiated limited human clinical trials of the Sentinel 2000 in Germany, Italy and the United Kingdom. Under the AIMDD, the Company is subject to "prior notice" of intent to conduct clinical trials in the EC. This process, similar to the FDA IDE process, requires regulatory documents and test information to be submitted to the governmental agency, known as the Competent Authority, of each country in which the Company intends to conduct clinical trials. Consequently, in order to commence commercial marketing of its products in the EC, the Company is required to file for a CE Mark approval. In September 1995, the Company filed for CE Mark approval with TUV, a Notified Body that certifies the safety of medical device products and the quality assurance systems put in place by the manufacturer of the medical device. Over the next several months, the Company will be conducting clinical trials with its Sentinel ICD while it awaits review of its application by the Notified Body and the issuance of the CE Mark. There can be no assurance, however, that the Company will obtain CE Mark approval, on a timely basis or at all. The Company has contracted with a manufacturer in Scotland to perform final assembly of its products for use in clinical trials in Europe, and this facility has received ISO 9002 certification.

         In September 1995, the Company filed for an IDE with the FDA to allow it to conduct human clinical trials of its Sentinel ICD system in the United States.

INTELLECTUAL PROPERTY

         The Company believes strongly in protecting its intellectual property and intends to undertake efforts to obtain patents, when available, in connection with its research and product development programs. As of July 31, 1995, the Company has 43 U.S. issued patents and 16 U.S. patents which have been allowed but have not yet issued, relating to its research and development products. These patents cover various features and technologies. With payment of maintenance fees, the Company's patents will begin to expire in the year 2008. As of July 31, 1995, the Company also had 34 U.S. patent applications pending, 17 foreign patent applications pending, and 13 U.S. patent applications in preparation with respect to its research and development products. There can be no assurance, however, that any patents held by the Company will be valid or otherwise of value to the Company or that any patent applied for will be granted.

         There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, particularly in the ICD market. To date, many patent and intellectual property disputes in the medical device area have been settled through licensing or similar arrangements. In contemplation of such an environment, the Company has developed a strategy of expanding its patent portfolio in those areas where the Company believes litigation is most likely to develop in the ICD market, and where the Company has proven expertise, including defibrillation waveforms, electrode systems, additional therapies, reduced size and increased device lifetime. While no assurance can be given that the Company's strategy will be effective or that the Company's patents in these areas are valid or will be of value in potential negotiations with third parties, the Company continues to pursue patents in those areas which it has identified as critical to ICD development.

         The Company also relies on trade secrets and proprietary know-how. The Company typically requires its key technical employees and consultants to agree in writing to keep its proprietary information confidential and, within certain limitations, to assign all inventions relating to the Company's business to the Company.

         The Company acquired the technology for its continuous-wave laser catheter system from Dr. Jeffrey Isner and Dr. Richard Clark in 1989. Pursuant to the assignment agreement, the Company agreed to pay Dr. Isner and Dr. Clark a royalty of 5% on sales of patented products incorporating this technology for the life of any patent on this technology. Additionally, in exchange for Dr. Richard H. Svenson's efforts in connection with the laser catheter ablation system, the Company has agreed to pay Dr. Svenson and Carolinas Medical Center a royalty, when certain conditions are met, of 2% and 3%, respectively, on all paid sales of the Company's laser catheter ablation products.

         Pursuant to the License Agreement, the Company and Pacesetter have agreed to cross license certain of their patents and patent applications. Under this Agreement, Pacesetter grants the Company certain non-exclusive rights to certain patents and patent applications relating to Pacesetter's defibrillator products as well as manufacturing improvements made by Pacesetter with respect to the Company's defibrillator products. With respect to the Company's defibrillator products, the License Agreement divides the Company's patents and patent applications into two categories: a first category for which the License Agreement, on its face, grants certain exclusive rights, and a second category for which the License Agreement grants certain non-exclusive rights. The License Agreement also grants certain non-exclusive rights to the Company's laser catheter patents and patent applications. Since the time of the License Agreement, the Company has prepared and filed new patent applications relating to future defibrillator products of the Company which are not within the scope of the License Agreement, and the Company intends to continue to prepare and file such additional patent applications in the future.

         The License Agreement, on its face, also grants Pacesetter a conditional right to sublicense the first category of patents to as many as three separate parties, provided that the Company receives the same patent rights from the sublicensee as Pacesetter receives (or that Pacesetter uses its best efforts to secure such similar rights for the Company if, in the particular sublicensing transaction, Pacesetter also licenses 20 or more of its own patents or patent applications). The License Agreement provides that the Company always has the right to sublicense its patents and patent applications to third parties to avoid or settle a pending patent infringement lawsuit, provided that during the purported exclusive period the Company obtains for Pacesetter as part of any such settlement the same rights and benefits received by the Company with respect to any patents that are required or useful to Pacesetter in manufacturing and marketing the Company's products.


EMPLOYEES

         As of July 31, 1995, the Company had 81 full-time employees, including 10 engaged in administration and 71 in research and development. There are no unions representing the Company's employees. The Company believes that its relations with its employees are good. There are no pending or threatened labor or employment disputes or work interruptions.

ITEM 2. PROPERTIES.

         The Company leases approximately 25,000 square feet of office and manufacturing space in the Plymouth Business Center I Complex, located in Plymouth, Minnesota. This space serves as the Company's corporate headquarters, as well as the research and development and manufacturing facilities for the ICD and catheter ablation system programs. Rent payments under the lease are approximately $229,000 per year, including shared real estate taxes and operating expenses. The current lease agreement extends through December 31, 1997. The Company's current space may not be adequate to satisfy the needs of the Company through the end of the lease. The Company believes, however, it will be able to secure additional or alternative space at a reasonable price when needed.

ITEM 3. LEGAL PROCEEDINGS.

         There are no other material pending or threatened legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

         The executive officers of the Company, their ages and the offices held, as of October 23, 1995, are as follows:

         Name                       Age              Position in the Company

Whitney A. McFarlin                 55      Chairman, Chief Executive Officer and President

David L. Christofferson             58      Vice President, Chief Financial Officer and Secretary

Robert S. Garin                     52      Vice President, Human Resources

Mark W. Kroll, Ph.D. (1)            42      Vice President, Research and Product Planning

Jennifer M. Marrone                 39      Vice President, Regulatory and Clinical Affairs

Gary Payment                        52      Vice President, Operations

William J. Rissmann                 45      Vice President, Engineering


(1) Effective as of October 27, 1995 Mr. Kroll resigned as an officer of the Company. Mr. Kroll will commence employment with Pacesetter, the Company's corporate partner.

         Information regarding the business experience of the executive officers of the Company is set forth below.

         WHITNEY A. MCFARLIN has been President, Chief Executive Officer and Chairman of the Board of the Company since September 15, 1993. From June 1990 to September 1993, Mr. McFarlin was President, Chief Executive Officer, Chairman of the Board and a founder of Clarus Medical Systems, Inc., a private medical device company manufacturing products for the orthopedic surgical market ("Clarus"). Prior to founding Clarus, Mr. McFarlin was President and Chief Executive Officer of Everest & Jennings International, Ltd., a manufacturer of durable medical equipment from June 1985 to May 1990. From December 1977 to May 1985, Mr. McFarlin was an officer of Medtronic, a leading pacemaker manufacturer, most recently as Executive Vice President where he was responsible for the U.S. pacing business. He serves on the Board of Directors of several corporations, including Clarus, Zero Corp. and PSICOR, Inc.

         DAVID L. CHRISTOFFERSON joined the Company as Vice President and Chief Financial Officer in January 1991. From April 1988 to December 1990, he was a Division Manager for Excel Office Products ("Excel"). From 1987 through 1989, he was Chief Financial Officer and Chairman of Medical Wellness Technologies, Inc., a distributor of pain control devices. In 1986, Mr. Christofferson founded Excel, which was acquired in 1988 by General Office Products Company. Prior to that, Mr. Christofferson was employed by Medtronic for over 13 years in various management positions, most recently as Director of Finance and Administration for the Drug Administration Devices and Systems Division.

         ROBERT S. GARIN joined the Company as Vice President of Human Resources in January 1995. Prior to joining the Company, Mr. Garin served as a management consultant to the Company. From 1985 through 1993, Mr. Garin was a partner in Garin and Associates, a management and human resources consulting firm. From 1971 to 1985, Mr. Garin was employed by Medtronic in various positions including Director of Lead Operations and Director of Human Resources for Latin American Manufacturing and Sales Operations. From 1973 to 1981, Mr. Garin served as Director of Human Resources for Micro-Rel, Inc., a medical semi-conductor subsidiary of Medtronic.

         MARK W. KROLL, PH.D. joined the Company in 1991 as Director of Research and Development and is now Vice President of Research and Product Planning. Prior to joining the Company, Dr. Kroll was Vice President of Research and Development of Vital Heart Systems, formerly called Cherne Medical, Inc., a cardiovascular instrumentation company. He has served as Director of Research at several medical device companies in the Twin Cities during his 21-year career. He has numerous patents to his credit and has authored a number of medical papers, several of which have been published in peer-reviewed journals. He has also made a significant number of presentations at medical conferences and has authored chapters in or has served as editor of several medical textbooks.

         JENNIFER M. MARRONE joined the Company in April 1995, as Vice President of Regulatory and Clinical Affairs. She has more than 16 years of experience in the medical device industry. Most recently, Ms. Marrone was Director of Regulatory, Clinical and Quality Assurance/Compliance at Empi, Inc., a rehabilitative and urologic products company. From 1979 to 1993, Ms. Marrone served in a number of capacities of increasing responsibility at Medtronic including Manager of Regulatory Affairs for the bradyarrhythmia and tachyarrhythmia products where she prepared and managed Medtronic's PMA applications for its tachyarrhythmia management devices and transvenous leads. She joined Medtronic in 1979 as Study Director in Preclinical Research.

         GARY PAYMENT joined the Company in 1994 as Vice President of Operations. During his 23 years of experience in the medical device industry, Mr. Payment has held various positions at CPI, most recently as Director of Manufacturing. Prior to joining CPI in 1985, Mr. Payment held several positions at Medtronic, including Director of Operations, Manufacturing Program Manager and Director of Quality Assurance.

         WILLIAM J. RISSMANN joined the Company in 1994 as Vice President of Engineering. He has more than 18 years of experience in the medical device industry. Most recently, Rissmann was Director of Research and Development in the Advanced Tachy Products division at CPI. While at CPI, he held several positions including Director of Quality Control and Test Engineering and Manager of Product Planning and Administration. From 1983 to 1985, Mr. Rissmann was an engineering project manager at St. Jude Medical, Inc., where he was responsible for microprocessor-based medical devices, and from 1980 to 1983 Mr. Rissmann held several engineering management positions at Medtronic.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The information under the captions "Price Range of the Company's Securities" and "Dividends" on the inside back cover of the 1995 Annual Report is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

         The information under the caption "Selected Financial Data" on page 12 of the 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 9 through 11 of the 1995 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The balance sheets of Angeion Corporation as of July 31, 1995 and 1994, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended July 31, 1995, together with the related notes and the independent auditors' report of KPMG Peat Marwick LLP, independent certified public accountants, all contained on pages 11 through 17 of the Company's 1995 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The information under the caption "Election of Directors -- Nomination" and "-- Information about Nominees" in the Company's 1995 Proxy Statement, with respect to directors of the Company, is incorporated herein by reference. The information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Company".

         In addition to the Company's Board of Directors and full-time employees, the Company maintains a number of medical advisors who possess knowledge and experience in technical and medical areas related to the Company's products (the "Medical Advisors"). The Medical Advisors consult with management of the Company concerning the products being developed and their use by health professionals and Board of Directors. The following persons are Medical Advisors to the Company:

                           David G. Benditt, M.D.
                           Robert G. Hauser, M.D.
                           Jeffrey M. Isner, M.D.
                           Lyle D. Joyce, M.D., Ph.D.
                           Joseph C. Kiser, M.D.
                           Fabio Leonelli, M.D.
                           Robert H. Svenson, M.D.
                           Patrick J. Tchou, M.D.
                           Mark A. Wood, M.D.

         The number of Medical Advisors may be expanded in the future. The duties of the Medical Advisors are based upon the specific requests of the Company and at the convenience of the individuals. The Medical Advisors may limit time spent on such Company matters as they desire and receive fees determined on an hourly, monthly or other basis as may be agreed in writing for specific tasks undertaken at the request of the Company. The individuals are reimbursed for their expenses in meeting with the Company. In addition, on a case by case basis, the Company grants options to purchase shares of the Company's Common Stock to certain of the non-employee Medical Advisors at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options to purchase an aggregate of 90,000 shares of Common Stock have been granted to the Medical Advisors.

(b) COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information under the caption "Compliance with Section 16(a) of the Exchange Act" in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information under the captions "Executive Compensation and Other Benefits" and "Election of Directors -- Compensation of Directors" in the Company's 1995 Proxy Statement, with respect to executive compensation and transactions, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1995 Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Certain Transactions" in the Company's 1995 Proxy Statement, with respect to transactions with entities affiliated with the Company, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

(a) 1. FINANCIAL STATEMENTS OF REGISTRANT

         The following items are included in this Report by reference to the Registrants' 1995 Annual Report, excerpts of which are attached hereto as
Exhibit 13.1 (page numbers refer to such pages in the 1995 Annual Report):

         Financial Statements:                                                                                Page:

          Independent Auditors' Report.........................................................................  11

          Balance Sheets as of July 31, 1995 and 1994..........................................................  12

          Statements of Operations for the
          years ended July 31, 1995, 1994 and 1993.............................................................  13

          Statements of Shareholders' Equity (Deficit) for the
          years ended July 31, 1995, 1994 and 1993.............................................................  13

          Statements of Cash Flows for the
          years ended July 31, 1995, 1994 and 1993.............................................................  14

          Notes to Financial Statements........................................................................  15

(a) 2. FINANCIAL STATEMENT SCHEDULES OF REGISTRANT

          Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

(a) 3. EXHIBITS

          Reference is made to the Exhibit Index hereinafter contained, at pages 23 through 27 of this Report.

          A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of the Company as of October 23, 1995, upon written request from any such person. Requests should be sent to: David L. Christofferson, Vice President, Chief Financial Officer and Secretary, Angeion Corporation, 3650 Annapolis Lane, Suite 170, Minneapolis, MN 55447-5434.

          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a)(3):

A. 1988 Stock Option Plan (incorporated by reference to Exhibit 10 contained in the Annual Report on Form 10-K for the year ended April 30, 1988).

B. 1989 Omnibus Stock Option Plan, as amended effective May 16, 1989 (incorporated by reference to Exhibit 10.2 contained in the Annual Report on Form 10-K for the year ended July 31, 1990).

C. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Registration Statement on Form S-8 (File No. 33-81594)).

D. Non-Employee Director Plan (incorporated by reference to Exhibit 10.3 contained in the Annual Report on Form 10-K for the year ended July 31, 1992).

E. 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 contained in the Annual Report on Form 10-K for the year ended July 31, 1994).

F.        1994 Non-Employee Director Option Plan (incorporated by reference to
          Exhibit 10.23 contained in the Annual Report on Form 10-K for the year ended July 31, 1994).

G. Employment Agreement between XMED, Inc. and Theodore P. Adams dated December 21, 1990 (incorporated by reference to Exhibit 10.4 contained in the Annual Report on Form 10-K for the year ended July 31, 1991).

H. Employment Agreement with Whitney A. McFarlin dated September 15, 1993 (incorporated by reference to Exhibit 10.20 contained in the Annual Report on Form 10-K for the year ended July 31, 1993).

I. Employment Agreement with David L. Christofferson dated April 20, 1993 (incorporated by reference to Exhibit 10.21 contained in the Annual Report on Form 10-K for the year ended July 31, 1993).

J. Severance Agreement with Wendell L. King dated September 15, 1993 (incorporated by reference to Exhibit 10.24 contained in the Annual Report on Form 10-K for the year ended July 31, 1994).

K. Amendment No. 1 to Agreement with Wendell L. King dated September 30, 1994 (incorporated by reference to Exhibit 10.25 contained in the Annual Report on Form 10-K for the year ended July 31, 1994).

(b) REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended July 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ANGEION CORPORATION

Dated:  October 25, 1995                By /s/ Whitney A. McFarlin
                                               Whitney A. McFarlin
                                               Chairman, Chief Executive Officer
                                               and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on October 25, 1995 in the capacities indicated.

         Name                                        Title

/s/ Whitney A. McFarlin                     Director, Chairman, Chief Executive Officer
Whitney A. McFarlin                         (principal executive officer) and President

/s/ David L. Christofferson                 Vice President, Chief Financial Officer and Treasurer
David L. Christofferson                     (principal financial officer and
                                            principal accounting officer)

                                            Director
Joseph C. Kiser, M.D.

/s/ Lyle D. Joyce, M.D. Ph.D.               Director
Lyle D. Joyce, M.D., Ph.D.

                                            Director
Sally E. Howard

/s/ Arnold A. Angeloni                      Director
Arnold A. Angeloni

/s/ Dennis E. Evans                         Director
Dennis E. Evans

/s/ Glen Taylor                             Director
Glen Taylor




                              ANGEION CORPORATION
                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED JULY 31, 1995

Item No.          Item                                        Method of Filing

3.1                Articles of Merger, including Amended and           Incorporated by reference to Exhibit 3A
                   Restated Articles of Incorporation                  contained in Form 8-A (File No. 0-17019).

3.2                Amended Bylaws                                      Incorporated by reference to Exhibit 3B
                                                                       contained in the registration statement on Form
                                                                       S-4 (File No. 33-20761).

4.1                Amended Form of the Company's Common Stock          Incorporated by reference to Exhibit 4A
                   Certificate                                         contained in the registration statement on Form
                                                                       8-A (File No. 0-17019).

4.2                Certificate of Designation of Preferred Stock,      Incorporated by reference to Exhibit 4.1
                   Series A                                            contained in the current report on Form 8-K
                                                                       filed February 9, 1993.

10.1               1988 Stock Option Plan                              Incorporated by reference to Exhibit 10
                                                                       contained in the Annual Report on Form 10-K for
                                                                       the year ended April 30, 1988.

10.2               1989 Omnibus Stock Option Plan, as amended          Incorporated by reference to Exhibit 10.2
                   effective May 16, 1989                              contained in the Annual Report on Form 10-K for
                                                                       the year ended July 31, 1990.

10.3               Non-Employee Director Plan                          Incorporated by reference to Exhibit 10.3
                                                                       contained in the Annual Report on Form 10-K for
                                                                       the year ended July 31, 1992.

10.4               Employment Agreement between XMED, Inc. and         Incorporated by reference to Exhibit 10.4
                   Theodore P. Adams dated December 21, 1990.          contained in the Annual Report on Form 10-K for
                                                                       the year ended July 31, 1991.

10.5               Employment Agreement with Wendell L. King           Incorporated by reference to Exhibit 10.6
                   dated October 8, 1990.                              contained in the Annual Report on Form 10-K for
                                                                       the year ended July 31, 1991.

10.6               Development Agreement between AngeLase, Inc.        Incorporated by reference to Exhibit 10.7
                   and Dr. Robert H. Svenson dated January 15,         contained in the Annual Report on Form 10-K for
                   1991.                                               the year ended July 31, 1991.

10.7               Stock Purchase Agreement dated September 21,        Incorporated by reference to Exhibit 10.9
                   1990 relating to the acquisition of XMED, Inc.      contained in the Annual Report on Form 10-K for
                                                                       the year ended July 31, 1991.

10.8               Form of Warrant to purchase an aggregate of         Incorporated by reference to Exhibit 10.10
                   250,000 shares dated December 1, 1990.              contained in the Annual Report on Form 10-K for
                                                                       the year ended July 31, 1991.

10.9               Warrant dated July 27, 1992 in the name of          Incorporated by reference to Exhibit 10.10
                   Glen Taylor.                                        contained in the Annual Report on Form 10-K for
                                                                       the year ended July 31, 1991.

10.10              CryoLife Joint Venture Agreement for                Incorporated by reference to Exhibit 10A
                   Development of Biological Pacemaker                 contained in the Annual Report on Form 10-K for
                                                                       the year ended July 31, 1989.

10.11              Agreement with Jeffrey Isner, M.D. for Laser        Incorporated by reference to Exhibit 10B
                   Catheter Technology                                 contained in the Annual Report on Form 10-K for
                                                                       the year ended July 31, 1989.

10.12              Stock Purchase Agreement dated September 13,        Incorporated by reference to Exhibit 10.10
                   1990 between Hanrow Financial Group, Ltd. and       contained in the Annual Report on Form 10-K for
                   the Company                                         the year ended July 31, 1990.

10.13              Asset Purchase Agreement dated September 22,        Incorporated by reference to Exhibit 2.1
                   1992 between Burron Medical Inc. and the            contained in the Current Report on Form 8-K
                   Company.                                            filed October 7, 1992.

10.14              Preferred Stock, Preferred Stock Option and         Incorporated by reference to Exhibit 28.1
                   Subordinated Debenture Purchase Agreement           contained in the Current Report on Form 8-K
                   dated February 4, 1993 between the Company,         filed February 9, 1993.
                   AngeMed, AngeLase and Siemens Pacesetter, Inc.

10.15              Preferred Stock Option Agreement dated              Incorporated by reference to Exhibit 28.2
                   February 4, 1993 between the Company and            contained in the Current Report on Form 8-K
                   Siemens Pacesetter, Inc.                            filed February 9, 1993.

10.16              Convertible Subordinated Debenture dated            Incorporated by reference to Exhibit 28.3
                   February 4, 1993.                                   contained in the Current Report on Form 8-K
                                                                       filed February 9, 1993.

10.17              OEM Marketing and Manufacturing Agreement           Incorporated by reference to Exhibit 28.4
                   dated February 4, 1993 between the Company and      contained in the Current Report on Form 8-K
                   Siemens Pacesetter, Inc.                            filed February 9, 1993.

10.18              License Agreement dated February 4, 1993            Incorporated by reference to Exhibit 28.5
                   between the Company and Siemens Pacesetter,         contained in the Current Report on Form 8-K
                   Inc.                                                filed February 9, 1993.

10.19              Employment Agreement with Whitney A. McFarlin       Incorporated by reference to Exhibit 10.20
                   dated September 15, 1993.                           contained in the Annual Report on Form 10-K for
                                                                       the year ended July 31, 1993.

10.20              Employment Agreement with David L.                  Incorporated by reference to Exhibit 10.21
                   Christofferson dated April 20, 1993.                contained in the Annual Report on Form 10-K for
                                                                       the year ended July 31, 1993.

10.21              1991 Stock Incentive Plan                           Incorporated by reference to Exhibit 99.1
                                                                       contained in the Registration Statement on Form
                                                                       S-8 (File No.  33-81594).

10.22              1993 Stock Incentive Plan                           Incorporated by reference to Exhibit
                                                                       10.22 contained in the Annual
                                                                       Report on Form 10-K for the year
                                                                       ended July 31, 1994.

10.23              1994 Non-Employee Director Option Plan              Incorporated by reference to Exhibit
                                                                       10.23 contained in the Annual
                                                                       Report on Form 10-K for the year
                                                                       ended July 31, 1994.

10.24              Severance Agreement with Wendell L. King dated      Incorporated by reference to Exhibit
                   September 15, 1993                                  10.24 contained in the Annual Report on
                                                                       Form 10-K for the year ended July 31, 1994.


10.25              Amendment No. 1 to Agreement with Wendell L.        Incorporated by reference to Exhibit
                   King dated September 30, 1994                       10.25 contained in the Annual Report on
                                                                       Form 10-K for the year ended July 31, 1994


10.26              Lease Agreement dated January 21, 1991 with         Incorporated by reference to Exhibit
                   Gopher XI, a Texas limited partnership              10.26 contained in the Annual Report on
                                                                       Form 10-K for the year ended July 31, 1994

10.27              Addendum No. 1 to Lease Agreement dated June        Incorporated by reference to Exhibit
                   26, 1991                                            10.27 contained in the Annual Report on
                                                                       Form 10-K for the year ended July 31, 1994

10.28              Addendum No. 2 to Lease Agreement dated             Incorporated by reference to Exhibit
                   February 24, 1992                                   10.28 contained in the Annual Report on
                                                                       Form 10-K for the year ended July 31, 1994

10.29              Lease Agreement dated September 23, 1992            Incorporated by reference to Exhibit
                                                                       10.29 contained in the Annual
                                                                       Report on Form 10-K for the year
                                                                       ended July 31, 1994.

10.30              Addendum No. 3 to Lease Agreement dated             Incorporated by reference to Exhibit
                   September 24, 1992                                  10.30 contained in the Annual Report on
                                                                       Form 10-K for the year ended July 31, 1994

10.31              Sublease Agreement effective as of October 26,      Incorporated by reference to Exhibit
                   1994 with Sharpe Endosurgical Corporation           10.31 contained in the Annual Report on
                                                                       Form 10-K for the year ended July 31, 1994

11.1               Computation of Net Income (Loss) Per Share          Filed herewith.


13.1               Excerpts from the Company's 1995 Annual Report      Filed herewith.
                   to Shareholders incorporated by reference
                   herein

23.1               Independent Auditors' Consent                       Filed herewith.

27.1               Financial Data Schedule                             Filed herewith.
