Form 10-Q
period 1995-10-31
ANGEION CORP/MN
filed 1995-12-13
CIK 815093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 31, 1995

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ________to________

                         Commission file number 0-17019

                               ANGEION CORPORATION
             (Exact name of registrant as specified in its charter)

                       Minnesota                          41-1579150
               (State of Incorporation)        (IRS Employer Identification No.)
                       Suite 170
           3650 Annapolis Lane, Plymouth, MN              55447-5434
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

                                 YES _X_ NO ___

            Common stock, par value $.01 per share: 21,272,228 shares
                       outstanding as of December 6, 1995



                          PART I. FINANCIAL INFORMATION

ITEM              DESCRIPTION                                            Page(s)

ITEM 1.  FINANCIAL STATEMENTS.

                  Balance Sheets - October 31, 1995 (unaudited)              1
                  and July 31, 1995.

                  Statements of Operations (unaudited)                       2
                  - For the Three Months Ended
                    October 31, 1995 and 1994.

                  Statements of Cash Flows (unaudited)                       3
                  - For the Three Months Ended October 31, 1995 and 1994.

                  Notes to Financial Statements.                            4,5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                  6,7
                  CONDITION AND RESULTS OF OPERATIONS.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                   8

                  Signature.                                                 9



                               ANGEION CORPORATION

                                 Balance Sheets
                 October 31, 1995 (unaudited) and July 31, 1995


                                                                October 31,      July 31,
                                                               ------------    ------------
ASSETS                                                             1995            1995
Current Assets:
      Cash and Cash Equivalents                                $  6,097,940    $  2,367,764
      Investments                                                15,126,632            --
      Receivables                                                   155,282            --
      Inventories                                                   836,052         398,788
      Prepaid Expenses and Other Current Assets                     120,615         172,955
                                                               ------------    ------------

           TOTAL CURRENT ASSETS                                  22,336,521       2,939,507

Property and Equipment, Net                                       1,708,794       1,602,774
Patents and Trademarks, Net                                       1,091,279       1,055,229
Other Assets                                                        147,481         153,684
                                                               ------------    ------------

           TOTAL ASSETS                                        $ 25,284,075    $  5,751,194
                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts Payable                                            1,276,823         836,301
      Accrued Payroll, Vacation and Related Costs                   413,822         238,599
      Current Installments of Capital Lease Obligations               2,599           2,599
      Other Accrued Expenses                                        143,838         192,454
                                                               ------------    ------------

           TOTAL CURRENT LIABILITIES                              1,837,082       1,269,953

Long-Term Debt                                                    1,500,000       1,500,000
Capital Lease Obligations, Less Current Installments                    228           1,091
                                                               ------------    ------------

           TOTAL LIABILITIES                                      3,337,310       2,771,044
                                                               ------------    ------------

Shareholders' Equity:
      Class A Convertible Preferred Stock, $.01 par value
        Authorized 1,475,000 shares; issued and outstanding
        875,000 shares at October 31, 1995 and July 31, 1995      3,166,425       3,166,425
      Common Stock, $.01 par value.  Authorized
         35,000,000 shares; issued and outstanding
         21,266,890 shares at October 31, 1995,
         and 17,500,529 shares at July 31, 1995                     212,669         175,005
      Additional Paid-In Capital                                 48,761,968      26,824,452
      Accumulated Deficit                                       (30,194,297)    (27,185,732)
                                                               ------------    ------------

           TOTAL SHAREHOLDERS' EQUITY                            21,946,765       2,980,150
                                                               ------------    ------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 25,284,075    $  5,751,194
                                                               ============    ============



                              ANGEION CORPORATION

                            Statements of Operations
              For the Three Months Ended October 31, 1995 and 1994
                                   (Unaudited)

                                         Three Months Ended
                                             October 31
                                        1995             1994
                                    ------------    ------------
Net Sales                           $    155,330    $       --

Operating Expenses:
     Manufacturing Expenses              624,873            --
     Research & Development            2,036,771       1,425,567
     General & Administrative            707,995         634,586
     Sales & Marketing                    85,709           3,210
                                    ------------    ------------

         Total Operating Expenses      3,455,348       2,063,363
                                    ------------    ------------

         OPERATING LOSS               (3,300,018)     (2,063,363)
                                    ------------    ------------


Other Income (Expense):
     Interest Expense                    (29,322)        (85,042)
     Interest Income                     320,775          56,205
                                    ------------    ------------

         Other Income (Expense)          291,453         (28,837)
                                    ------------    ------------


         NET LOSS $                   (3,008,565)   $ (2,092,200)
                                    ============    ============


         NET LOSS PER SHARE         $       (.14)   $       (.14)
                                    ============    ============


Weighted Average Number of Shares
     Outstanding                      21,183,561      14,933,850
                                    ============    ============




See accompanying notes to financial statements.



                               ANGEION CORPORATION

                            Statements of Cash Flows
              For the Three Months Ended October 31, 1995 and 1994
                                   (Unaudited)
                                                                           1995            1994
                                                                      ------------    ------------
 OPERATING ACTIVITIES:
       Net Loss                                                       $ (3,008,565)   $ (2,092,200)
       Adjustments to Reconcile Net Loss
       to Net Cash Used in Operating Activities:
           Depreciation and Amortization                                   191,620         130,087
           Compensation Expense on Grant of Stock and Stock Options        275,878          45,294
           Note Payable Discount Amortization                                 --           100,200
           Changes in Operating Assets and Liabilities:
               Receivables                                                (155,282)         38,697
               Royalty Receivable                                             --           144,978
               Inventories                                                (437,264)        (18,786)
               Prepaid Expenses and Other Current Assets                    52,340          10,387
               Accounts Payable                                            440,522         235,556
               Accrued Expenses                                            126,607        (195,925)
                                                                      ------------    ------------
                Net Cash Used In Operating Activities                   (2,514,144)     (1,601,712)
                                                                      ------------    ------------

 INVESTING ACTIVITIES:

 Purchase of Securities                                                (15,126,632)           --
 Payments for Purchases of Property and Equipment                         (234,715)       (164,172)
 Increase in Other Assets                                                  (92,771)        (84,070)
                                                                      ------------    ------------
                Net Cash Used in Investing Activities                  (15,454,118)       (248,242)
                                                                      ------------    ------------

 FINANCING ACTIVITIES:

 Proceeds from Issuance of Common Stock and Warrants, Net               20,327,045      10,608,325
 Proceeds from Exercise of Stock Options and Warrants                    1,372,256             325
 Repayments of Notes Payable                                                  (863)     (1,503,539)
                                                                      ------------    ------------
                Net Cash Provided by (used by) Financing Activities     21,698,438       9,105,111
                                                                      ------------    ------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    3,730,176       7,255,157

 Cash and Cash Equivalents:
   Beginning of Period                                                   2,367,764       2,127,358
                                                                      ------------    ------------
   End of Period                                                      $  6,097,940    $  9,382,515
                                                                      ============    ============


 Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                           $      2,472    $     58,192


See accompanying notes to financial statements.


                               ANGEION CORPORATION

                                    Form 10-Q

                                October 31, 1995

                          Notes to Financial Statements



1.     BASIS OF PRESENTATION

 The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's July 31, 1995 Annual Report to Shareholders.

 The information furnished reflects, in the opinion of the management of Angeion Corporation, all adjustments, (of only a normally recurring nature), necessary to present a fair statement of the results for the interim periods presented.


2.     NET INCOME (LOSS) PER SHARE

       Net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares representing stock warrants and options were excluded in the fiscal 1994 and 1995 periods presented due to their anti-dilutive effect.


  3.   NOTES PAYABLE

       During June and July of 1994, the Company raised a total of $3,000,000 in the form of short-term bridge loans (the "Bridge Financing") to fund its operations until it could complete an equity financing. All loans under the Bridge Financing were evidenced by promissory notes accruing interest at a rate of 12% per year. The promissory notes were due on December 8, 1994, or such earlier time as the Company completed a permanent equity financing raising at least $6,000,000 in gross proceeds. The promissory notes were secured by certain assets of the Company, and were convertible into Angeion common stock at a conversion price of $2.00 per share. In connection with such loans, each lender received a warrant to purchase, at an exercise price of $2.00 per share, that number of shares of common stock equal to 50% of the principal amount of the loan divided by the exercise price of the warrant. The warrants expire on December 8, 1997. The warrants issued were valued at $200,400 which was reflected as a discount and was being amortized over the term of the Bridge Financing. Certain directors of the Company participated in the Bridge Financing and invested $1,000,000 in exchange for promissory notes and warrants to purchase 250,000 shares. In September 1994, $1,500,000 of the bridge notes were converted and $1,500,000 were repaid.


       4.  PUBLIC OFFERINGS

       On September 19, 1994, the Company completed a public offering of 4.9 million shares of newly issued common stock and 4.9 million warrants to purchase one-half of a share of common stock, which raised proceeds of approximately $10,600,000 net of expenses. The exercise price of the warrants per whole share is $4.75 per share and they expire in March 1996. Net proceeds of the sale of the securities are being used for research and development, investment in capital equipment and leasehold improvements, general corporate purposes, including working capital, and for the repayment of unconverted short-term bridge loans.

       On August 2, 1995, the Company completed a public offering of 3.4 million shares of newly issued common stock for proceeds of approximately $20,300,000, net of expenses. The Company intends to apply the net proceeds of the sale of the securities for research and development and leasehold improvements, and general corporate purposes, including working capital.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The Company's operations consist primarily of the research and development efforts of its two divisions, the implantable cardioverter defibrillator group and the catheter ablation group. These divisions are developing medical devices to treat various types of arrhythmias (irregular heartbeats). These devices are currently undergoing human clinical trails. The Company is expanding manufacturing to meet demand generated by the Company's human clinical trials and the Company's OEM customer (Pacesetter, Inc.)


FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

       OPERATING ACTIVITIES: Net cash used in operating activities was $2,514,144 and $1,601,712 in the quarter ended October 31, 1995 and 1994, respectively. The cash used was primarily related to research and development activities of Angeion's implantable cardioverter defibrillator/pacemaker and the laser catheter ablation businesses.

       INVESTING ACTIVITIES: Net cash used in investing activities was $15,454,118 and $248,242 in the quarter ended October 31, 1995 and 1994, respectively. Of this amount $15,126,632 represented investment of proceeds from the Company's public offering of common stock in August, 1995. The Company invested $92,771 in patents during the quarter ended October 31, 1995, primarily for the implantable cardioverter defibrillator/pacemaker. The Company also purchased fixed assets of $234,715, mainly computer equipment and production equipment for the implantable cardioverter defibrillator/pacemaker; and research and development equipment for the catheter ablation projects.

       FINANCING ACTIVITIES: Net cash provided by financing activities was $21,698,438 and $9,105,111 in the quarter ended October 31, 1995 and 1994, respectively. In 1994 the Company completed a public offering of 4.9 million shares of Common Stock and 4.9 million warrants to purchase one-half of a share of common stock, which raised net proceeds of $10,608,325. Of this amount $1,500,000 was used to repay notes payable; the remaining $1,500,000 of notes payable was converted into common stock. On August 2, 1995, the Company completed a public offering of 3.4 million shares of newly issued common stock for proceeds of approximately $20,300,000, net of expenses. The Company intends to apply the net proceeds of the offering for research and development and leasehold improvements, and general corporate purposes, including working capital.

       Cash, cash equivalents and investments at October 31, 1995 were $21,224,572. Management believes this cash and investments will fund operations through December 1996. Additional funds may be available from Warrants issued in connection with an offering in September 1994. The Company completed a public offering of 4.9 million shares of Common Stock and 4.9 million warrants (the Warrants). Each Warrant entitles the holder to purchase at any time up to 3:30 p.m. Eastern time on March 12, 1996, the expiration date of the Warrants, one-half of a share of Common Stock at an exercise price per whole share of $4.75, subject to certain adjustments for changes in capitalization. There can be no assurance, however, that the Warrants will be exercised or that additional funds will be available from other sources on acceptable terms or at all.


RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1995 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1994

       Net sales increased from zero in the quarter ended October 31, 1994 to $155,330 in the quarter ended October 31, 1995. The increase was due to the initiation of European clinical trials.

       Manufacturing expense increased form zero in the quarter ended October 31, 1994 to $624,873 in the quarter ended October 31, 1995. The increase was due to the cost of products sold during the quarter, as well as start up costs associated with the establishment of the Company's manufacturing capabilities.

       Research and development expenses increased from $1,425,567 in the quarter ended October 31, 1994 to $2,036,771 in the quarter ended October 31, 1995. This increase of $611,204 was primarily due to an acceleration of research and development activity (including clinical trials) on the implantable cardioverter defibrillator/pacemaker (ICD). Research and development activity is focused on the Company's fourth-generation automatic implantable cardioverter defibrillator, which accounted for $1,750,697 of the expense for the quarter ended October 31, 1995, while the catheter ablation development activities accounted for $286,074 of the expense. Research and development expenses will continue to increase, reflecting the Company's intent to move current products through their development and human clinical stages as rapidly as possible and to enhance current products while accelerating the development of a fifth generation ICD.

       General and administrative expenses increased from $634,586 in the quarter ended October 31, 1994 to $707,995 in the quarter ended October 31, 1995. The increase is due to an increase in non-cash compensation expense.

       Sales and marketing expense increased from $3,210 in the quarter ended October 31, 1994 to $85,709 in the quarter ended October 31, 1995 reflecting the hiring of a sales and marketing Vice President and initiation of marketing activity.

       Interest expense decreased from $85,042 in the quarter ended October 31, 1994 to $29,322 in the quarter ended October 31, 1995. The decrease was due to interest expense on the bridge notes which were repaid and converted in the first quarter of fiscal 1995.

       Interest income increased from $56,205 in the quarter ended October 31, 1994 to $302,775 in the quarter ended October 31, 1995. The increase of $264,570 was due to higher average invested cash balances in the quarter ended October 31, 1995, compared to the quarter ended October 31, 1994.

       The net loss for the quarter ended October 31, 1995 was $3,008,565, or $.14 per share, compared to a net loss of $2,092,200, or $.14 per share for the quarter ended October 31, 1994.

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

               As a result of the hiring of Angeion's Vice President of Research and Development, Medtronic, Inc. alleged that such hiring violated the non-compete provisions of his employment agreement with Medtronic. In response to this allegation, Angeion commenced a declaratory judgment action against Medtronic in Minnesota District court seeking to have the court confirm that such hiring does not violate these non-compete provisions. Angeion believes that the allegations by Medtronic are without merit and intends to pursue this matter vigorously. There can be no assurance, however, that Angeion will prevail, and the failure of Angeion to prevail could delay retaining his services.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibit 27 - Financial Data Schedule (for SEC use only)

     (b) A current Report on Form 8-K, dated October 31, 1995, was filed during the quarter ended October 31, 1995 pursuant to Item 5. This filing was made in reference to an announcement of the Company's receipt of the IDE approval of its Sentinel(TM) 2000 ICD. No financial statements or Proforma Financial information were filed with this Form 8-K.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ANGEION CORPORATION


Dated:  December 13, 1995      By  /s/  David L. Christofferson
                                        David L. Christofferson
                                        Vice President of Finance