Form 10-Q
period 1996-01-31
ANGEION CORP/MN
filed 1996-03-13
CIK 815093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ________to________

                         Commission file number 0-17019

                               ANGEION CORPORATION
             (Exact name of registrant as specified in its charter)

         Minnesota                                        41-1579150
 (State of Incorporation)                      (IRS Employer Identification No.)

3650 Annapolis Lane, Suite 170                            55447-5434
         Plymouth, MN                                     (Zip Code)
  (Address of principal
    executive offices)

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

                                  YES _X_  NO ___

            Common stock, par value $.01 per share: 22,461,833 shares
                         outstanding as of March 6, 1996



                          PART I. FINANCIAL INFORMATION

ITEM              DESCRIPTION                                                             Page(s)
----              -----------                                                             -------

1.                FINANCIAL STATEMENTS.

                  Consolidated Balance Sheets (unaudited)                                    1
                  - January 31, 1996 and July 31, 1995.

                  Consolidated Statements of Operations (unaudited)                          2
                  - For the Three and Six Months Ended
                    January 31, 1996 and 1995.

                  Consolidated Statements of Cash Flows (unaudited) 3
                  - For the Six Months Ended January 31, 1996 and 1995.

                  Notes to Consolidated Financial Statements.                               4-5


2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.                                      6-8


                                        PART II. OTHER INFORMATION


1.                LEGAL PROCEEDINGS.                                                         9


4.                SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS.                                                          9


6.                EXHIBITS AND REPORTS ON FORM 8-K.                                         10

                  Signature.                                                                11


                               ANGEION CORPORATION

                           Consolidated Balance Sheets
                 January 31, 1996 and July 31, 1995 (Unaudited)

                                                                January 31,       July 31,
ASSETS                                                             1996            1995
------                                                         -------------    -----------
Current Assets:
      Cash and Cash Equivalents                                 $  6,364,802    $  2,367,764
      Investments                                                 11,398,188            --
      Receivables                                                    180,140            --
      Inventories                                                  1,693,277         398,788
      Prepaid Expenses and Other Current Assets                      164,709         172,955
                                                                ------------    ------------

           TOTAL CURRENT ASSETS                                   19,801,116       2,939,507

Property and Equipment, Net                                        2,533,910       1,602,774
Patents and Trademarks, Net                                        1,166,201       1,055,229
Other Assets                                                         141,277         153,684
                                                                ------------    ------------

           TOTAL ASSETS                                         $ 23,642,504    $  5,751,194
                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts Payable                                             1,726,673         836,301
      Accrued Payroll, Vacation and Related Costs                    375,670         238,599
      Current Installments of Capital Lease Obligations                1,926           2,599
      Other Accrued Expenses                                         156,511         192,454
                                                                ------------    ------------

           TOTAL CURRENT LIABILITIES                               2,260,780       1,269,953

Long-Term Debt                                                     1,500,000       1,500,000
Capital Lease Obligations, Less Current Installments                    --             1,091
                                                                ------------    ------------

           TOTAL LIABILITIES                                       3,760,780       2,771,044
                                                                ------------    ------------

Shareholders' Equity:
      Class A Convertible Preferred Stock, $.01 par value
        Authorized 1,475,000 shares; issued and outstanding
        875,000 shares at January 31, 1996, and July 31, 1995      3,166,425       3,166,425
      Common Stock, $.01 par value. Authorized
        35,000,000 shares; issued and outstanding
        21,521,651 shares at January 31, 1996, and 17,500,529
        at July 31, 1995                                             215,217         175,005
      Additional Paid-In Capital                                  49,568,013      26,824,452
      Accumulated Deficit                                        (33,067,931)    (27,185,732)
                                                                ------------    ------------

           TOTAL SHAREHOLDERS' EQUITY                             19,881,724       2,980,150
                                                                ------------    ------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 23,642,504    $  5,751,194
                                                                ============    ============


See accompanying notes to consolidated financial statements.


                               ANGEION CORPORATION

                      Consolidated Statements of Operations
          For the Three and Six Months Ended January 31, 1996 and 1995
                                   (Unaudited)


                                           Three Months Ended             Six Months Ended
                                             January 31                      January 31
                                        1996            1995            1996            1995
                                    ------------    ------------    ------------    ------------
Net Sales                           $    267,029    $       --      $    422,359    $       --

Operating Expenses:
     Manufacturing Expenses              599,926            --         1,224,798            --
     Research & Development            1,872,405       1,944,292       3,909,176       3,373,068
     Sales & Marketing                   102,737           2,349         188,447           5,559
     General & Administrative            814,511         380,453       1,522,506       1,011,829
                                    ------------    ------------    ------------    ------------

         Total Operating Expenses      3,389,579       2,327,094       6,844,927       4,390,456
                                    ------------    ------------    ------------    ------------

          OPERATING LOSS              (3,122,550)     (2,327,094)     (6,422,568)     (4,390,456)
                                    ------------    ------------    ------------    ------------


Other Income (Expense):
     Interest Income                     278,199         109,325         598,975         165,529
     Interest Expense                    (29,283)        (28,100)        (58,606)       (113,142)
                                    ------------    ------------    ------------    ------------

         Other Income (Expense)          248,916          81,225         540,369          52,387
                                    ------------    ------------    ------------    ------------
         NET LOSS                   $ (2,873,634)   $ (2,245,869)   $ (5,882,199)   $ (4,338,069)
                                    ============    ============    ============    ============

         NET LOSS PER SHARE         $       (.13)   $       (.13)   $       (.28)   $       (.27)
                                    ============    ============    ============    ============

Weighted Average Number of Shares
     Outstanding                      21,375,280      16,882,314      21,279,421      15,908,082
                                    ============    ============    ============    ============


See accompanying notes to consolidated financial statements.


                               ANGEION CORPORATION

                      Consolidated Statements of Cash Flows
               For the Six Months Ended January 31, 1996 and 1995
                                   (Unaudited)

                                                                                       1996           1995
                                                                                  ------------    ------------
OPERATING ACTIVITIES:

 Net Loss                                                                         $ (5,882,199)   $ (4,338,069)
 Adjustments to Reconcile Net Loss
 to Net Cash Used in Operating Activities:
       Depreciation and Amortization                                                   393,680         272,470
       Compensation Expense on Grant of Stock and Stock Options                        349,223          90,587
       Notes Payable Discount Amortization                                                --            83,500
       Changes in Operating Assets and Liabilities:
           Receivables                                                                (180,140)        183,675
           Inventories                                                              (1,294,489)         (6,980)
           Prepaid Expenses and Other Current Assets                                     8,246          63,584
           Accounts Payable                                                            890,372         157,303
           Accrued Expenses                                                            101,128        (111,621)
                                                                                  ------------    ------------
                Net Cash Used in Operating Activities                               (5,614,179)     (3,605,551)
                                                                                  ------------    ------------

INVESTING ACTIVITIES:

 Purchase of Investments                                                           (11,398,188)           --
 Purchases of Property and Equipment                                                (1,191,649)       (473,332)
 Increase in Other Assets                                                             (231,733)       (193,478)
                                                                                  ------------    ------------
                Net Cash Used in Investing Activities                              (12,821,570)       (666,810)
                                                                                  ------------    ------------

FINANCING ACTIVITIES:

 Proceeds from Issuance of Common Stock and Warrants, Net                           20,327,045      10,603,355
 Proceeds from Exercise of Stock Options and Warrants                                2,107,506          38,180
 Repayments of Capital Lease Obligation and Note Payable                                (1,764)     (1,507,213)
                                                                                  ------------    ------------
                Net Cash Provided by Financing Activities                           22,432,787       9,134,322
                                                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 3,997,038       4,861,961

Cash and Cash Equivalents:
 Beginning of Period                                                                 2,367,764       2,127,358
                                                                                  ------------    ------------
 End of Period                                                                    $  6,364,802    $  6,989,319
                                                                                  ============    ============

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                         $      4,906    $    158,943
                                                                                  ============    ============

During the six month period ended January 31, 1995, Notes Payable of $1,500,000 were converted into common stock.

See accompanying notes to financial statements.

                               ANGEION CORPORATION

                                    Form 10-Q

                                January 31, 1996

                   Notes to Consolidated Financial Statements



1.   BASIS OF PRESENTATION

     The unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's July 31, 1995 Annual Report to Shareholders.

     Effective November 1, 1995, the Company established a wholly-owned European subsidiary, Angeion Europe Limited, to facilitate its clinical trials of the Implantable Cardioverter Defibrillator and expand its European business activities. All intercompany transactions and accounts have been eliminated in consolidation.

     The information furnished reflects, in the opinion of the management of Angeion Corporation, all adjustments (of only a normally recurring nature), necessary to present a fair statement of the results for the interim periods presented.



2.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares representing stock warrants and options were excluded in the Fiscal 1995 and 1996 periods presented due to their anti-dilutive effect.



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


4.   PUBLIC OFFERING

     On September 19, 1994, the Company completed a public offering of 4.9 million shares of newly issued common stock and 4.9 million warrants to purchase one-half of a share of common stock, which raised proceeds of $10,603,355 net of expenses. The exercise price of the warrants per whole share is $4.75 per share and they expire in March 1996. Net proceeds of the sale of the securities are being used for research and development, investment in capital equipment and leasehold improvements, general corporate purposes, including working capital, and for the repayment of unconverted short-term bridge loans.

     On August 2, 1995, the Company completed a public offering of 3.4 million shares of newly issued common stock for proceeds of approximately $20,300,000, net of expenses. The Company intends to apply the net proceeds of the sale of securities for research and development and leasehold improvements, and general corporate purposes, including working capital.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company's operations consist of the research and development efforts of its two divisions, the implantable cardioverter defibrillator group and the catheter ablation group. The divisions are developing medical devices to treat various types of arrhythmias (irregular heartbeats). These devices are currently undergoing human clinical trials. Effective November 1, 1995, the Company also established a European subsidiary, Angeion Europe Limited, to facilitate its clinical trials of the implantable cardioverter defibrillator and expand its European business activities.


LIQUIDITY, AND CAPITAL RESOURCES

Cash, cash equivalents and investments at January 31, 1996 were $17,762,990. Management believes this cash and investments will fund operations through December 1996. Additional funds may be available from Warrants issued in connection with an offering in September 1994. The Company completed a public offering of 4.9 million shares of Common Stock and 4.9 million warrants (the Warrants). Each Warrant entitles the holder to purchase at any time up to 3:30 p.m. Eastern time on March 12, 1996, the expiration date of the Warrants, one-half of a share of Common Stock at an exercise price per whole share of $4.75, subject to certain adjustments for changes in capitalization. Approximately 11% of these warrants had been exercised at January 31, 1996. There can be no assurance, however, that the remaining Warrants will be exercised or that additional funds will be available from other sources on acceptable terms or at all.

         OPERATING ACTIVITIES: Net cash used in operating activities was $5,614,179 and $3,605,551 in the six months ended January 31, 1996 and 1995, respectively. The cash used was primarily related to research and development activities of Angeion's continuing operations, the implantable cardioverter defibrillator and the catheter ablation divisions, including the buildup of inventory.

         INVESTING ACTIVITIES: Net cash used in investing activities was $12,821,570 and $666,810 in the six months ended January 31, 1996 and 1995, respectively. Of this amount $11,398,188 represented investment of proceeds from the Company's public offering of common stock in August 1995. The Company invested $231,733 in patents during the six months ended January 31, 1996, primarily for the implantable cardioverter defibrillator. The Company also purchased fixed assets of $1,191,649, consisting primarily of computer equipment, office furniture and production equipment for the implantable cardioverter defibrillator division.

         FINANCING ACTIVITIES: Net cash provided by financing activities was $22,432,787 and $9,134,322 in the six months ended January 31, 1996 and 1995, respectively. In September 1994 the Company completed a public offering of 4.9 million shares of Common Stock and 4.9 million warrants to purchase one-half of a share of common stock, which raised net proceeds of $10,603,355. Of this amount $1,500,000 was used to repay notes payable; the remaining $1,500,000 of notes payable was converted into common stock. On August 2, 1995, the Company completed a public offering of 3.4 million shares of newly issued common stock for proceeds of the offering approximately $20,300,000, net of expenses. The Company intends to apply the net proceeds of the offering for research and development, leasehold improvements, and general corporate purposes, including working capital.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1996 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1995


Net sales increased from zero in the quarter ended January 31, 1995 to $267,029 in the quarter ended January 31, 1996. The increase was due to the initiation of sales of defibrillator products to Pacesetter Inc. ("Pacesetter") and European clinical trials.

Manufacturing expense increased from zero in the quarter ended January 31, 1995 to $599,926 in the quarter ended January 31, 1996. The increase was due to the cost of products sold during the quarter, as well as start up costs associated with the establishment of the Company's manufacturing capabilities.

Research and development expenses decreased from $1,944,292 in the quarter ended January 31, 1995 to $1,872,405 in the quarter ended January 31, 1996. Research and development activity is focused on the Company's fourth-generation automatic implantable cardioverter defibrillator, which accounted for $1,603,850 of the expense for the quarter ended January 31, 1996, while the catheter ablation development activities accounted for $268,555 of the expense. In spite of this temporary decrease, research and development expenses will continue to increase, reflecting the Company's intent to move current products through their development and human clinical stages as rapidly as possible and to enhance current products while accelerating the development of a fifth generation ICD.

Sales and marketing expense increased from $2,349 in the quarter ended January 31, 1995 to $102,737 in the quarter ended January 31, 1996 reflecting the hiring of a sales and marketing Vice President and the initiation of marketing activity.

General and administrative expenses increased from $380,453 in the quarter ended January 31, 1995 to $814,511 in the quarter ended January 31, 1996. The increase is due to an increase in corporate legal expense and start up costs associated with the establishment of the European subsidiary.

Interest income increased from $109,325 in the quarter ended January 31, 1995 to $278,199 in the quarter ended January 31, 1996. The increase was due to higher average invested cash balances in the quarter ended January 31, 1996 compared to the quarter ended January 31, 1995.

Interest expense increased from $28,100 in the quarter ended January 31, 1995 to $29,283 in the quarter ended January 31, 1996.

The net loss for the quarter ended January 31, 1996 was $2,873,634 or $.13 per share, compared to net loss of $2,245,869 or $.13 per share for the quarter ended January 31, 1995.


SIX MONTHS ENDED JANUARY 31, 1996 COMPARED TO THE SIX MONTHS ENDED JANUARY 31, 1995

Net sales increased from zero in the six months ended January 31, 1995 to $422,359 in the six months ended January 31, 1996. The increase was due to the initiation of sales of defibrillator products to Pacesetter and European clinical trails.

Manufacturing expense increased from zero in the six months ended January 31, 1995 to $1,224,798 in the six months ended January 31, 1996. The increase was due to the cost of products sold during the period, as well as start up costs associated with the establishment of the Company's manufacturing capabilities.

Research and development expenses increased from $3,373,068 in the six months ended January 31, 1995 to $3,909,176 in the six months ended January 31, 1996. This increase of $536,108 was primarily due to an acceleration of research and development activity (including clinical trails) on the implantable cardioverter defibrillator (ICD). Research and development activity is focused on the Company's fourth-generation automatic implantable cardioverter defibrillator, which accounted for $3,354,547 of the expense for the six months ended January 31, 1996, while the catheter ablation development activities accounted for $554,629 of the expense. Research and development expenses will continue to increase, reflecting the Company's intent to move current products through their development and human clinical stages as rapidly as possible and to enhance current products while accelerating the development of a fifth generation ICD.

Sales and marketing expense increased from $5,559 in the six months ended January 31, 1995 to $188,447 in the six months ended January 31, 1996 reflecting the hiring of a sales and marketing Vice President and the initiation of marketing activity.

General and administrative expenses increased from $1,011,829 in the six months ended January 31, 1995 to $1,522,506 in the six months ended January 31, 1996. The increase is due to an increase in non-cash compensation expense, the start up costs associated with the establishment of the European Subsidiary, and corporate legal expense.

Interest income increased from $165,529 in the six months ended January 31, 1995 to $598,975 in the six months ended January 31, 1996. The increase was due to higher average invested cash balances in the six months ended January 31, 1996 compared to the six months ended January 31, 1995.

Interest expense decreased from $113,142 in the six months ended January 31, 1995 to $58,606 in the six months ended January 31, 1996. The decrease was due to interest expense on the bridge notes which were repaid and converted in the first quarter of fiscal 1995.

The net loss for the six months ended January 31, 1996 was $5,882,199 or $.28 per share, compared to net loss of $4,338,069 or $ .27 per share for the six months ended January 31, 1995.



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As a result of the hiring of Angeion's Vice President of Research and Development, Medtronic, Inc. alleged that such hiring violated the non-compete provisions of his employment agreement with Medtronic. In response to this allegation, Angeion commenced a declaratory judgment against Medtronic in Minnesota District Court seeking to have the court confirm that such hiring does not violate these non-compete provisions. Angeion believes that the allegations by Medtronic are without merit and intends to pursue this matter vigorously. There can be no assurance, however, that Angeion will prevail, and the failure of Angeion to prevail could delay retaining his services.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Shareholders of the Company was held on December 20, 1995. The following matters were voted on and approved by the Company's shareholders at the Annual Meeting. The tabulation of votes with respect to each of the following matters voted on at the Annual Meeting is set forth as follows:


                                     For                    Withhold                 Abstain            Broker Non-Vote
                                     ---                    --------                 -------            ---------------

1.   ELECTION OF DIRECTORS
     Whitney McFarlin            19,270,397                 245,913

     Dennis Evans                19,169,096                 347,214

     Lyle Joyce, M.D.,Ph.D.      19,107,422                 408,888

     Glen Taylor                 19,272,197                 244,113

     Arnold Angeloni             19,271,922                 244,388

     Joseph Kiser, M.D.          19,110,422                 405,888

2.   AMEND THE COMPANY'S 1993 STOCK INCENTIVE PLAN TO INCREASE THE NUMBER OF
     SHARES RESERVED FOR ISSUANCE BY 1,000,000.

                                 18,184,526              1,027,112                 153,972              150,700

3.   RATIFICATION OF KPMG PEAT MARWICK LLP AS AUDITORS FOR THE YEAR ENDING JULY
     31, 1996

                                 19,415,022                  36,853                  64,435             0



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

              (a)              Exhibit 27.1 Financial Data Schedule.

              (b) No reports were filed on Form 8-K during the quarter for which this report was filed.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ANGEION CORPORATION


Dated:  March 13, 1996                        By________________________________
                                                     David L. Christofferson
                                                    Vice President of Finance
                                                (Principal Financial Officer and
                                                  Principal Accounting Officer)