Form 10-Q
period 1996-04-30
ANGEION CORP/MN
filed 1996-05-31
CIK 815093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 1996

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

            Common stock, par value $.01 per share: 24,222,207 shares
                         outstanding as of May 21, 1996


                          PART I. FINANCIAL INFORMATION

ITEM       DESCRIPTION Page(s)

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

                  Consolidated Balance Sheets (unaudited) - April 30, 1996 and      1
                  July 31, 1995.

                  Consolidated Statements of Operations (unaudited)                 2
                  - For the Three and Nine Months Ended
                    April 30, 1996 and 1995.

                  Consolidated Statements of Cash Flows (unaudited) - For the       3
                  Nine Months Ended April 30, 1996 and 1995.

                  Notes to Consolidated Financial Statements (unaudited)            4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.                            5 - 7


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                          8

                  Signature.                                                        9



                               ANGEION CORPORATION

                           Consolidated Balance Sheets
                        April 30, 1996 and July 31, 1995
                                   (Unaudited)

                                                                April 30,      July 31,
ASSETS                                                            1996           1995
                                                              ------------    ------------
Current Assets:
      Cash and Cash Equivalents                               $ 14,789,510    $  2,367,764
      Short Term Investments                                     7,328,201            --
      Receivables                                                  401,913            --
      Inventories                                                2,909,277         398,788
      Prepaid Expenses and Other Current Assets                    151,272         172,955
                                                              ------------    ------------
           TOTAL CURRENT ASSETS                                 25,580,173       2,939,507

Property and Equipment, Net                                      3,667,445       1,602,774
Patents and Trademarks, Net                                      1,190,277       1,055,229
Other Assets                                                       135,073         153,684
                                                              ------------    ------------
           TOTAL ASSETS                                       $ 30,572,968    $  5,751,194
                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts Payable                                           1,778,547         836,301
      Accrued Payroll, Vacation and Related Costs                  611,327         238,599
      Current Installments of Capital Lease Obligations                984           2,599
      Other Accrued Expenses                                       236,306         192,454
                                                              ------------    ------------
           TOTAL CURRENT LIABILITIES                             2,627,164       1,269,953

Long-Term Debt                                                   1,500,000       1,500,000
Capital Lease Obligations, Less Current Installments                  --             1,091
                                                              ------------    ------------
           TOTAL LIABILITIES                                     4,127,164       2,771,044
                                                              ------------    ------------

Shareholders' Equity:
      Class A Convertible Preferred Stock, $.01 par value
        Authorized 1,475,000 shares; issued and outstanding
        875,000 shares at April 30, 1996, and July 31, 1995      3,166,425       3,166,425
      Common Stock, $.01 par value. Authorized
        35,000,000 shares; issued and outstanding
        24,212,207 shares at April 30, 1996, and 17,500,529
        at July 31, 1995                                           242,122         175,005
      Additional Paid-In Capital                                60,384,733      26,824,452
      Accumulated Deficit                                      (37,347,476)    (27,185,732)
                                                              ------------    ------------
           TOTAL SHAREHOLDERS' EQUITY                           26,445,804       2,980,150
                                                              ------------    ------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 30,572,968    $  5,751,194
                                                              ============    ============


See accompanying notes to consolidated financial statements.



                               ANGEION CORPORATION

                      Consolidated Statements of Operations
               Three and Nine Months Ended April 30, 1996 and 1995
                                   (Unaudited)




                                       Three Months Ended             Nine Months Ended
                                           April 30,                      April   30,
                                  ----------------------------    ----------------------------
                                      1996            1996            1996            1995
                                  ------------    ------------    ------------    ------------
Net Sales                         $    452,600    $       --      $    874,959    $       --

Operating Expenses:
     Manufacturing Expenses          1,053,444            --         2,278,242            --
     Research & Development          2,808,202       1,894,959       6,717,469       5,268,028
     Sales & Marketing                 199,187           7,208         387,634          12,767
     General & Administrative          922,127         484,039       2,444,543       1,495,868
                                  ------------    ------------    ------------    ------------
       Total Operating Expenses      4,982,960       2,386,206      11,827,888       6,776,663
                                  ------------    ------------    ------------    ------------

       OPERATING LOSS               (4,530,360)     (2,386,206)    (10,952,929)     (6,776,663)
                                  ------------    ------------    ------------    ------------


Other Income (Expense):
     Interest Income                   279,905          79,825         878,879         245,354
     Interest Expense                  (29,088)        (28,706)        (87,694)       (141,848)
                                  ------------    ------------    ------------    ------------
       Other Income (Expense)          250,817          51,119         791,185         103,506
                                  ------------    ------------    ------------    ------------


       NET LOSS                   $ (4,279,543)   $ (2,335,087)   $(10,161,744)   $ (6,673,157)
                                  ============    ============    ============    ============


       NET LOSS PER SHARE         $       (.18)   $       (.14)   $       (.46)   $       (.41)
                                  ============    ============    ============    ============

Weighted Average Number of
   Shares Outstanding               23,301,937      17,059,537      21,953,593      16,291,900
                                  ============    ============    ============    ============


See accompanying notes to consolidated financial statements.



                               ANGEION CORPORATION

                      Consolidated Statements of Cash Flows
                For the Nine Months Ended April 30, 1996 and 1995
                                   (Unaudited)

                                                                      1996            1995
                                                                  ------------    ------------
OPERATING ACTIVITIES:
 Net Loss                                                         $(10,161,744)   $ (6,673,157)
 Adjustments to Reconcile Net Loss to Net
    Cash Used in Operating Activities:
       Depreciation and Amortization                                   684,412         433,385
       Compensation Expense on Grant of Stock and Stock Options        485,237         117,182
       Notes Payable Discount Amortization                                --            83,500
       Changes in Operating Assets and Liabilities:
           Receivables                                                (401,913)        183,675
           Inventories                                              (2,510,489)            430
           Prepaid Expenses and Other Current Assets                    21,683          36,654
           Accounts Payable                                            942,246         135,001
           Accrued Expenses                                            416,580        (129,843)
                                                                  ------------    ------------
                Net Cash Used in Operating Activities              (10,523,988)     (5,813,173)
                                                                  ------------    ------------

INVESTING ACTIVITIES:

 Purchase of Short Term Investments                                 (7,328,201)           --
 Purchases of Property and Equipment                                (2,543,497)       (803,289)
 Increase in Other Assets                                             (322,023)       (281,234)
                                                                  ------------    ------------
                Net Cash Used in Investing Activities              (10,193,721)     (1,084,523)
                                                                  ------------    ------------
FINANCING ACTIVITIES:

 Proceeds from Issuance of Common Stock, Net                        20,327,045      10,599,122
 Proceeds from Exercise of Stock Options                             1,184,779         381,192
 Proceeds from Exercise of Warrants                                 11,630,337            --
 Repayments of Debt                                                     (2,706)     (1,508,999)
                                                                  ------------    ------------
                Net Cash Provided by Financing Activities           33,139,455       9,471,315
                                                                  ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS:                          12,421,746       2,573,619

Cash and Cash Equivalents:
 Beginning of Period                                                 2,367,764       2,127,358
                                                                  ------------    ------------
 End of Period                                                    $ 14,789,510    $  4,700,977
                                                                  ============    ============

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                         $     60,843    $    160,533
                                                                  ============    ============

Supplemental disclosure of non-cash investing and financing activities: During the nine months ended April 30, 1995, notes payable of $1,434,746 were converted into common stock.


See accompanying notes to consolidated financial statements.



                               ANGEION CORPORATION

                                    Form 10-Q

                                 April 30, 1996

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

      Effective November 1, 1995, the Company established a European subsidiary, Angeion Europe Limited, to facilitate clinical trials of its Implantable Cardioverter Defibrillator and expand its European business activities.

      The information furnished reflects, in the opinion of the management of Angeion Corporation, all adjustments consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.


2.    NET LOSS PER SHARE

      Net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares representing stock warrants and options were excluded in the Fiscal 1995 and 1996 periods presented due to their anti-dilutive effect.


3.    PUBLIC OFFERING

      On September 19, 1994, the Company completed a public offering of 4.9 million shares of newly issued common stock and 4.9 million warrants to purchase one-half of a share of common stock, which raised proceeds of $10,599,122 net of expenses. The exercise price of the warrants per whole share is $4.75 per share and they expire in March 1996. Net proceeds of the sale of the securities are being used for research and development, investment in capital equipment and leasehold improvements, general corporate purposes, including working capital, and for the repayment of unconverted short-term bridge loans.

      On August 2, 1995, the Company completed a public offering of 3.4 million shares of newly issued common stock for proceeds of approximately $20,300,000, net of expenses. During the nine months ended April 30, 1996, warrants that would have expired in March 1996 were exercised, along with certain stock options, which provided to the Company net proceeds of approximately $12,800,000. The Company intends to apply the net proceeds of the sale of securities for research and development and leasehold improvements, and general corporate purposes, including working capital.


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


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have related to, and are expected to relate to, the research and development activities of its ICD and catheter ablation divisions, working capital and expenditure requirements of its manufacturing operations, the acquisition of businesses, products and technologies, and expanded marketing expenditures. The Company has financed its liquidity needs over the last three fiscal years through the sale of Common Stock and other equity securities, issuance of long-term debt and notes payable and the proceeds from the sale of the Angeion Medical Products division.

Net cash used in operating activities was $10,523,988 in the nine months ended April 30, 1996 compared to $5,813,173 in the nine months ended April 30, 1995 and was $8,566,889, $5,151,520 and $5,345,958 in fiscal 1995, 1994, and 1993, respectively. The cash used during these periods was primarily related to research and development activities of the Company's ICD and catheter ablation divisions (including clinical trials) and, during the nine months ended April 30, 1996, was also related to the build-up of inventory and the increase in sales and marketing expenses as the Company began manufacturing and marketing activities.

The Company continues to expand its patent and trademark portfolio through internal proprietary development, and the acquisition of developed technologies. The Company's investment in patents and trademarks for the nine months ending April 30, 1996 totaled $322,023. The Company invested $337,158 and $311,767 in patents and trademarks in fiscal 1995 and 1994, respectively. The Company will continue to invest in proprietary technologies and procedures as warranted.

The Company's expenditures for fixed assets were $2,543,497 for the nine months ended April 30, 1996, $989,351 in fiscal 1995 and $244,254 in fiscal 1994. Fixed asset expenditures related primarily to computer equipment, office furniture, production equipment for the ICD division and research and development equipment. As the Company expands its ICD production and catheter ablation research capabilities, fixed asset expenditures are expected to increase.

At April 30, 1996, cash and cash equivalents was $14,789,510 and short term investments were $7,328,201. In August 1995, the Company completed a public offering of $3.4 million shares of Common Stock that resulted in net proceeds to the Company of $20,327,045. In September 1994, the Company completed a public offering of 4.9 million shares of Common Stock and 4.9 million warrants that resulted in net proceeds of $10,599,122. An additional $11,630,338 in net proceeds was received from the exercise of the warrants, which would have expired on March 12, 1996. In fiscal 1993, the Company completed the sale of AMP and in 1993 consummated the strategic alliance with Pacesetter Inc. ("Pacesetter").

The Company will need additional financing. The timing of that financing depends on a number of factors, including progress with clinical trials; time and costs involved in obtaining regulatory approvals, costs involved in filing, prosecuting and enforcing patents or defending against patent infringement claims; competing technological and market developments; and costs of manufacturing and marketing scale-up potential acquisitions of products, businesses and technologies. However, there can be no assurance that such additional financing will be available on acceptable terms or at all, and the failure to obtain any such additional financing would have a material adverse effect on the Company.

The Company has net operating loss carryforwards for financial reporting and federal income tax purposes of approximately $35,000,000, which can be used to offset taxable income in future years. Future equity offerings combined with sales of the Company's equity during the preceding years may cause changes in ownership under section 382 of the Internal Revenue Code of 1986, which would limit the use of the Company's net operating loss carryforwards existing as of the date of the ownership change. Given that the Company anticipates continued losses during the next few years, it is not anticipated that any limitations would have a material adverse effect.


RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1995

Net sales increased from $0 in the quarter ended April 30, 1995 to $452,600 in the quarter ended April 30, 1996. The increase was due to the initiation of sales of defibrillator products to Pacesetter and sales in connection with U.S. and European clinical trials.

Manufacturing expenses increased from $0 in the quarter ended April 30, 1995 to $1,053,444 in the quarter ended April 30, 1996. The increase was due to the cost of products sold during the quarter, as well as start up costs associated with the establishment of the Company's manufacturing capabilities. Manufacturing costs were higher than net sales due to the low volume of net sales relative to the significant costs incurred as the Company establishes its manufacturing capabilities.

Research and development expenses increased from $1,894,959 in the quarter ended April 30, 1995 to $2,808,202 in the quarter ended April 30, 1996. This increase of $913,243 was primarily due to an acceleration of research and development activity (including clinical trials) in connection with the implantable cardioverter defibrillator (ICD) products. Research and development activity is currently focused on the Company's ICD products, which accounted for $2,543,557 of the expense for the quarter ended April 30, 1996, while the laser catheter ablation development activities accounted for $264,645 of the expense. The Company expects that research and development expenses will continue to increase as the Company expands human clinical trials and enhances current products and accelerates the development of its new products

Sales and marketing expenses increased from $7,208 in the quarter ended April 30, 1995 to $199,187 in the quarter ended April 30, 1996 reflecting the hiring of a sales and marketing Vice President and the initiation of marketing activity.

General and administrative expenses increased from $484,039 in the quarter ended April 30, 1995 to $922,127 in the quarter ended April 30, 1996. The increase is due to increased legal expenses, payroll costs and consulting expenses.

The net loss for the quarter ended April 30, 1996 was $4,279,543 or $.18 per share, compared to a net loss of $2,335,087 or $.14 per share for the quarter ended April 30, 1995.


NINE MONTHS ENDED APRIL 30, 1996 COMPARED TO THE NINE MONTHS ENDED APRIL 30,
1995

Net sales increased from $0 in the nine months ended April 30, 1995 to $874,959 in the nine months ended April 30, 1996. The increase was due to the initiation of sales of defibrillator products to Pacesetter and sales in connection with U.S. and European clinical trials.

Manufacturing expenses increased from $0 in the nine months ended April 30, 1995 to $2,278,242 in the nine months ended April 30, 1996. The increase was due to the cost of products sold during the period, as well as start up costs associated with the establishment of the Company's manufacturing capabilities. Manufacturing costs were higher than net sales due to low volume of net sales relative to the significant costs incurred as the Company establishes its manufacturing capabilities.

Research and development expenses increased from $5,268,028 in the nine months ended April 30, 1995 to $6,717,469 in the nine months ended April 30, 1996. This increase of $1,449,441 was primarily due to an acceleration of research and development activity (including clinical trials) in connection with the implantable cardioverter defibrillator products. Research and development activity is currently focused on the implantable cardioverter defibrillator products, which accounted for $5,898,322 of the expense for the nine months ended April 30, 1996, while the catheter ablation research and development activities accounted for $819,147 of the expense. The Company expects that research and development expenses will continue to increase as the Company expands human clinical trials and enhances current products while accelerating the development of its new products.

Sales and marketing expense increased from $12,767 in the nine months ended April 30, 1995 to $387,634 in the nine months ended April 30, 1996 reflecting the hiring of a sales and marketing Vice President and the initiation of marketing activity.

General and administrative expenses increased from $1,495,868 in the nine months ended April 30, 1995 to $2,444,543 in the nine months ended April 30, 1996. The increase was primarily due to an increase in non-cash compensation expenses resulting from the grant of stock and options and the start up costs associated with the establishment of the European subsidiary.

The net loss for the nine months ended April 30, 1996 was $10,161,744 or $.46 per share, compared to net loss of $6,673,157 or $.41 per share for the nine months ended April 30, 1995.


                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)   Exhibit 27-Financial Data Schedule (for SEC use only).


                  (b) A current report on Form 8-K, dated April 8, 1996, was filed during the three months ended April 30, 1996, pursuant to Item 5. This filing was made in reference to an announcement of the Company's adopting a shareholder's rights plan. No financial statements or Proforma Financial information was filed with this Form 8-K.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ANGEION CORPORATION


Dated: May 31, 1996             By________________________________
                                       David L. Christofferson
                                       Vice President of Finance