Form 10-K
period 1996-07-31
ANGEION CORP/MN
filed 1996-10-29
CIK 815093

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 1996              COMMISSION FILE NO. 0-17019

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ____________ TO ____________


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

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
             WARRANT TO PURCHASE ONE-HALF OF A SHARE OF COMMON STOCK
                         PREFERRED STOCK PURCHASE RIGHTS

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

       As of October 14, 1996, 28,662,457 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $156,278,807.

       Portions of the Annual Report to Shareholders for the year ended July 31, 1996 (the "1996 Annual Report") are incorporated by reference into Parts II and IV to the extent specific pages are referred to herein. Portions of the proxy statement, dated October 30, 1996 for the Annual Meeting of Shareholders to be held December 11, 1996 (the "1996 Proxy Statement"), are incorporated by reference into Part III to the extent specific pages are referred to herein.


                                     PART I


           This Form 10-K contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Certain Important Factors."


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

         On July 1, 1988, Angeion merged with Verde Ventures Incorporated, a public company organized on March 10, 1987, which had no operations at the time of the merger. Verde Ventures Incorporated, the surviving legal entity, changed its name to Angeion Corporation and has continued the business of the pre-merger Angeion Corporation. In August 1990, the Company established a subsidiary, AngeLase, Inc. ("AngeLase"), to assume responsibility for the intensified research efforts on the development of a laser catheter ablation system. In October 1990, the Company received approximately $1.6 million in cash from the sale of its common stock, $.01 par value (the "Common Stock") to an investor and transferred such amount, together with two patents, four patent applications and other technology to AngeLase. In December 1990, the Company acquired a 94% interest in XMED, Inc. ("XMED"), a company engaged in limited research and development activities, in exchange for 27,000 shares of unregistered Angeion Common Stock, valued by the Company at $5.85 per share, for an aggregate consideration of $158,000. XMED was renamed AngeMed, Inc. ("AngeMed"), and assumed responsibility for the development of an automatic implantable cardioverter defibrillator ("ICD") system.

         On September 22, 1992, the Company completed the sale of all of the assets of the Company's medical products division (the "AMP Division") to Burron Medical Inc., a Pennsylvania corporation which is a wholly owned subsidiary of
B. Braun of America, Inc. The AMP Division, which was a separate line of business from the activities of AngeLase and AngeMed, had been involved in the manufacture of extruded and molded medical products for diagnostic and therapeutic use. The sale price of the AMP Division's assets was $6,200,000 cash, plus deferred payments equal to 10% of the AMP Division's net sales for each of the four consecutive three-month periods following the closing date of the sale and 5% of the AMP Division's net sales for each of the four consecutive three-month periods thereafter.

         On February 4, 1993, the Company and Siemens Pacesetter, Inc. ("Pacesetter"), a subsidiary of Siemens Corporation, entered into (a) a stock purchase agreement pursuant to which Angeion sold to Pacesetter 875,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") at $4.00 per share, and a $1,500,000 convertible subordinated debenture, bearing interest at 7.16%, with a 10-year term with principal repaid over the last five years and a $6.00 per share conversion price; (b) an OEM Marketing and Manufacturing Agreement (the "OEM Agreement") relating to the Company's defibrillator and laser catheter products; and (c) a License Agreement (the "License Agreement") relating to the Company's defibrillator and laser catheter patents. See "Narrative Description of Business--Manufacturing," "--Sales and Marketing," and "--Intellectual Property." On September 30, 1994, St. Jude Medical, Inc. ("St. Jude") acquired the worldwide cardiac rhythm management business of Siemens AG, including Pacesetter.

         Effective December 20, 1993, AngeMed and AngeLase, the two greater-than-90%-owned subsidiaries of the Company, were merged into the Company. In connection with the merger of AngeMed, each share of common stock of AngeMed was converted into 1.299 shares of Company Common Stock, and, in connection with the merger of AngeLase, each share of common stock of AngeLase was converted into .58 of a share of Company Common Stock. In addition, in connection with such mergers, options to purchase the common stock of AngeMed and AngeLase were converted into options to purchase Company Common Stock based upon the merger exchange ratio applicable to each such subsidiary. As a result of these mergers, including the settlement of certain dissenters' claims related to such mergers, a total of 663,609 shares of Company Common Stock and options to purchase 551,846 shares of Company Common Stock were issued.


(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         The Company operates in a single industry segment: the research, development, manufacture and marketing of medical devices.

(c)      NARRATIVE DESCRIPTION OF BUSINESS.

GENERAL

         Angeion Corporation designs, develops and manufactures products that treat irregular heartbeats (arrhythmias). The Company is developing the SENTINEL(TM) series of implantable cardioverter defibrillatoRS ("ICDs"), which it believes are among the smallest and most technologically advanced ICDs in clinical studies or market approved today. ICDs are designed to treat abnormally rapid heartbeats in the ventricular (or lower) chambers of the heart, a condition known as ventricular tachycardia ("VT"), and a severe form of VT known as ventricular fibrillation ("VF"), which if not terminated will lead to sudden cardiac death ("SCD"). ICDs are electronic devices that are implanted within the body and are connected to the heart with defibrillator leads. These devices monitor the patient's heartbeat and, in the event of VT or VF, deliver an electrical shock to return the heartbeat to normal rhythm. Following receipt of an Investigational Device Exemption ("IDE") from the U.S. Food and Drug Administration ("FDA"), the Company commenced U.S. clinical studies of its first SENTINEL model, the SENTINEL 2000, in March 1996. In April 1996, the Company received CE Mark approval to market the SENTINEL 2000 in the European Union ("EU"). In September 1996, the Company received FDA approval to expand its U.S. clinical studies of the SENTINEL 2000 and ANGEFLEX(TM) lead system to 25 centers across the U.S. and to conduCT additional patient evaluations. In October 1996, the Company received an IDE for and initiated U.S. clinical studies of the SENTINEL 2010. Based on its clinical studies progress to date, the Company plans to submit its application for Pre-Market Approval ("PMA") for the SENTINEL 2000 and the SENTINEL 2010 series to the FDA in the first half of calendar 1997.

         The Company is also developing a radio frequency ("RF") catheter ablation system that it believes offers a potential cure for certain forms of atrial arrhythmias (rapid heartbeats originating in the upper chambers of the heart) and a laser catheter ablation system that it believes offers a potential cure for certain forms of VT. The Company has received an IDE from the FDA for both its RF and laser catheter ablation systems. The Company plans to commence clinical studies for its RF catheter ablation systems in the second half of calendar 1996. The Company also plans to expand clinical studies of its laser catheter ablation systems in calendar 1997.


BACKGROUND AND MARKETS

         Arrhythmias (abnormal rhythms of the heart muscle) arise from numerous causes, including congenital defects, tissue damage due to previous heart attacks or atherosclerosis and certain other heart diseases. Arrhythmias originate in either the atria (upper two chambers of the heart) where they are generally not life-threatening, or the ventricles (the lower two chambers of the heart), where they can significantly interfere with the pumping of oxygenated blood and can therefore be life-threatening. VT occurs when the ventricles beat at an abnormally rapid rate, depriving the ventricles of sufficient time to fill with blood prior to each contraction and therefore reducing the amount of blood pumped out of the heart. As a result, tissues and organs are deprived of the oxygen carried by the blood, causing dizziness, unconsciousness, cardiac arrest and possibly death.

         Episodes of VT occur unpredictably and tend to become more serious over time. VT can progress to the most serious type of cardiac arrhythmia, VF. In VF, the heart's normal electrical impulses become disorganized and erratic. Unlike VT, where the heart continues to contract in an organized fashion, though at an abnormally high rate, in VF the heart ceases to pump blood through the body. If VF is not terminated quickly, the individual will experience an SCD episode resulting in unconsciousness due to the heart's failure to pump oxygenated blood to the body's tissues and organs. Without prompt medical intervention, the individual typically will die.

         Industry analysts estimate that in excess of 1.0 million people in the U.S. have some form of VT and that more than 300,000 people in the U.S. die from SCD episodes each year. It is estimated that approximately 100,000 people worldwide survive SCD episodes each year, and approximately 150,000 people are diagnosed each year with chronic or sustained VT in the U.S. Individuals with chronic or sustained VT are considered to have a very high risk of experiencing an SCD episode. Current treatments for SCD survivors and sustained chronic VT patients consist primarily of medication, ICDs and open heart surgery.

         IMPLANTABLE CARDIOVERTER DEFIBRILLATORS

         One of the most effective treatments for individuals at risk of experiencing VT or VF is an ICD. An ICD is an electronic device that is implanted in the patient and is connected to the heart with defibrillator leads. The ICD is designed to monitor the patient's heartbeat and, in the event of VT or VF, to deliver electric pulses or shocks that return the heartbeat to normal rhythm. Early ICD devices were larger than today's devices, requiring more invasive implantation and longer hospital stays; delivered primarily high-energy shocks that were painful to the patient and provided more energy than needed to treat the VT or VF; and had short life spans, requiring replacement every two or three years.

         The limitations of these early devices led to the development of more sophisticated ICDs which are currently on the market and which are characterized by: (i) reduced size and weight allowing for pectoral implant capability; (ii) a biphasic waveform (an electrical shock of alternating polarity); (iii) greater longevity; (iv) transvenous lead systems (allows implantation of the lead through a vein so that open chest surgery is not required); (v) electrogram storage capability (storage of intercardiac EKG); (vi) tiered therapy (electrical shocks of varying intensity depending on the type and severity of the arrhythmia); (vii) use of the ICD housing as an electrode; and (viii) programmability (allows the physician to customize therapy to the patient's condition both before and, more importantly, after implant).

         The worldwide market for ICDs and defibrillator leads has grown from $160 million in 1990 to over $650 million in 1995, representing a compounded annual growth rate in excess of 30%. It is estimated that in 1995 approximately 25,000 ICDs were implanted worldwide. The ICD market is expected to continue to grow at an annual rate of approximately 20% to 25% to reach a worldwide market size of approximately $1.8 billion by the end of the decade. The growth rate for this market is attributable to a number of factors, including: (i) expansion of the indications for use of an ICD; (ii) smaller devices allowing for less invasive and less costly surgical procedures; (iii) less effective performance of drug therapy compared with ICDs; (iv) an increasing survival rate for SCD episodes; and (v) rapidly advancing ICD technology.

         These market estimates may be revised upward based upon the results of a recent study known as the Multicenter Automatic Defibrillator Implantation Trial (the "MADIT Study"). This five-year study evaluated the outcomes of high risk, post-heart attack patients who were treated with drugs compared with those post-heart attack patients implanted with an ICD. The MADIT study indicated that patients implanted with an ICD had 54% fewer deaths than those who underwent conventional drug therapies. The principal clinical investigator for the MADIT Study estimates that an additional 80,000 people per year could benefit from an ICD. This potential market size increase, however, may develop slowly until referral patterns from cardiologists to electrophysiologists become more established and may not be realized unless Medicare begins reimbursing for some or all of the costs of a prophylactic implant of an ICD.

         Recent developments in automated external defibrillators have the potential to increase the number of first responders with the capability to treat victims of SCD. Because SCD causes more than 300,000 deaths annually in the U.S., any increase in the survival rate of such victims may increase the potential market for ICDs. Although the market for the Company's ICD products is expected to grow, there can be no assurance that the Company will participate in such growth.

         INTERVENTIONAL TECHNOLOGIES

         Catheter ablation is an emerging therapeutic procedure that, in many cases, offers the curative benefit of surgery but has the advantages of being a minimally invasive procedure that exposes the patient to a lower risk of complications or death, reduces hospitalization and is much less expensive than open chest surgery. In catheter ablation procedures, an electrophysiological mapping catheter is guided through an artery or vein into the patient's heart and to the site of the arrhythmogenic tissue (oxygen deprived heart tissue and areas of scar tissue resulting from sustained VT which conduct electrical impulses more slowly than normal tissue and increase the risk of arrhythmia). The mapping catheter identifies the specific site(s) of electrical malfunction. A catheter attached to an energy source is then used to transmit energy from an external source into the arrhythmogenic tissue in an amount sufficient to thermally damage the tissue. When the ablated tissue is replaced with scar tissue, the pathway generating the conflicting electrical impulse is eliminated and the normal conduction of electrical activity is restored.

         Although the market for catheter ablation devices in the treatment of arrhythmias is much less defined and in an earlier stage of development than the ICD market, the worldwide ablation market grew to approximately 110,000 procedures in 1995, primarily for the treatment of one form of atrial arrhythmia known as supraventricular tachycardia ("SVT"). If cardiac ablation becomes an accepted treatment for atrial fibrillation, atrial flutter or VT, the aggregate market for cardiac ablation could further increase.

         The potential growth of the catheter ablation market depends upon the condition to be treated. The use of catheters utilizing RF energy for the treatment of SVT is growing because atrial ablation sites are easily accessible using current catheter technology and the RF energy is able to penetrate the thinner tissue of the atria. The Company believes a more significant market potential for catheter ablation devices, however, is in the treatment of VT using laser catheter ablation. Although the ventricular wall is too thick to be fully penetrated by RE energy, ventricular arrhythmias, such as VT, may potentially be treatable with the application of laser energy. The market for VT laser catheter ablation is supported by the same patient population for whom drug therapy is not an acceptable treatment regimen. The following factors are driving the growth of the overall catheter ablation market: (i) catheter ablation offers a potential cure for certain forms of arrhythmia rather than simply managing its symptoms; (ii) catheter ablation is a cost-effective, minimally invasive procedure; and (iii) advancements in electrophysiology mapping technology, known as "global mapping," are expected to allow more effective identification of the source of the arrhythmia. Although the market for the Company's ablation products is expected to grow, there can be no assurance that the Company will participate in such growth.

PRODUCTS

         The Company's competitive product strategy is to maintain a broad product pipeline driven by innovative technologies. The medical device industry, particularly the ICD portion, is characterized by significant investment in new technologies. In addition to research in cardiac electrophysiology, the Company intends to invest significant resources in concurrent new product development programs. For all products, there can be no assurance that the Company will be able to meet its development schedules.

         IMPLANTABLE CARDIOVERTER DEFIBRILLATOR SYSTEM

         The Company believes its ICDs offer certain benefits over competitors' ICDs currently in clinical studies or market-approved, including reduced size and weight, increased longevity and greater flexibility in treatment options. The Company's ICD products currently under development, in clinical studies or market approved are described below.

         SENTINEL 2000. THE SENTINEL 2000 system consists of the SENTINEL model 2000 ICD, the ANGEFLEX transvenous defibrillation lead system that connects the ICD to the patient's heart, a specialized lap top computer programmer connected to a programming wand (Smart Wand) and an external defibrillation test system.

         The SENTINEL 2000 ICD is characterized by small size (60 cc) and weight (110 gm), which allows for universal pectoral implantation. Pectoral implantation in combination with transvenous leads eliminates the need for abdominal surgery and thoracotomy (open chest surgery). Pectoral implantation reduces patient trauma, recovery time and hospitalization costs and increases physician and patient acceptance. Additionally, this product offers extended longevity through the use of a dual battery system and other product design features. The SENTINEL 2000 also utilizes the Company's proprietary Small Cap Tuned biphasic waveform, demonstrated in clinical studies to lower defibrillation thresholds. The SENTINEL 2000 features a programmable Hot Can electrode system, which uses the SENTINEL 2000 housing as an electrode that can be programmed on and off, and programmable shock configuration to add implant flexibility and further reduce defibrillation thresholds.

         In January 1995, the first fully functional model of the SENTINEL 2000 was successfully implanted in human patients as part of a limited clinical study in Bonn, Germany. Follow-up evaluations of these initial patients have confirmed that the SENTINEL 2000 is performing as anticipated. Additional implants have taken place in the United Kingdom and Italy. In April 1996, the Company received CE Mark approval for the SENTINEL 2000. The CE Mark is a worldwide standard recognizing safety and quality assurance. This approval allows the Company to begin marketing its SENTINEL 2000 model in all EU countries, subject to limited regulations in certain countries. The Company is in the process of building inventory for commercial introduction of the SENTINEL 2000 and SENTINEL 2010 (described below) in the EU.

         In March 1996, the Company initiated U.S. clinical studies of the SENTINEL 2000 following IDE approval. This IDE allows the Company to perform up to 60 implants in up to 15 centers nationwide. In September 1996, the Company received approval to expand its U.S. clinical studies to a total of 25 centers nationwide with additional patient evaluations. The Company has supplemented its SENTINEL 2000 IDE to include the SENTINEL 2010 series as part of its expanded U.S. clinical studies. Based on its clinical studies progress to date, the Company believes that it will submit its PMA application for the SENTINEL 2000 and the SENTINEL 2010 series to the FDA in the first half of calendar 1997. See "Government Regulation."

         SENTINEL 2010 SERIES. The SENTINEL 2010 series consists of the 2010, 2011 and 2012 models and contains all of the features of the SENTINEL 2000 plus
5.5 minutes of electrogram storage capability and enhanced programming flexibility for the electrophysiologist. These models also have a coupled shock fibrillation feature, which provides testing convenience for the electrophysiologist. The difference between the three models in the 2010 series relates to lead connector configuration. The model 2010, like the model 2000, provides a universal four-port connector for an additional subcutaneous electrode. The model 2011 is two cubic centimeters smaller than the model 2010 because of its two port low profile connector. The model 2012 four-port connector is compatible with competitors' lead systems for replacement applications without the use of adapters. In May 1996, the SENTINEL 2010 ICD was introduced into human clinical evaluation in Europe. In August 1996, the Company received CE Mark approval for the SENTINEL 2010. In October 1996, the Company received an IDE for and commenced U.S. clinical studies of the SENTINEL 2010 as part of its expanded SENTINEL 2000 clinical studies.

         SENTINEL 2020 SERIES AND SENTINEL 2030 SERIES. The SENTINEL 2020 series and 2030 series are under development to provide enhanced patient therapy and are expected to represent product line extensions of the SENTINEL 2000 and SENTINEL 2010 series. Both series of products are scheduled to begin human implants in calendar 1997.

         2100 SERIES. The Company's 2100 series ICDs will be a new generation of ICDs, designed to offer significant therapeutic enhancements and flexibility over the prior SENTINEL series ICDs. The Company expects that the 2100 series will have all the features of the prior SENTINEL series ICDs, plus the following additional features: (i) smaller size and weight; (ii) advanced lower defibrillation energy waveform; (iii) pulse pretreatment therapy; (iv) advanced anti-tachyarrhythmia pacing; (v) dual chamber pacing and sensing; and (vi) atrial therapy.

         LEAD SYSTEMS. The Company has developed a transvenous lead system, the ANGEFLEX model 4020 series, which is available in four lengths. This lead system has been approved for commercial sale in Europe and is currently being evaluated in U.S. clinical studies.

         The Company is currently testing an alternate OEM transvenous lead system for use with the SENTINEL series. This lead system is intended to provide single pass lead defibrillation, pacing and sensing for physicians preferring this configuration. The Company anticipates filing for IDE approval for this product by early calendar 1997. Concurrently, the Company is developing its own single pass transvenous lead system, the ANGEPASS series, that will include pacing, sensing and defibrillation functions. This lead system is intended to incorporate the technology of the ANGEFLEX series and will offer smaller size and flexibility in a single pass configuration. Initial development and testing of this lead system has commenced and pre-clinical studies are expected to begin in the first half of calendar 1997.

         CATHETER ABLATION SYSTEMS

         The Company's objective in the area of ablative arrhythmia management is to develop a broad product base to serve the needs of the electrophysiologist. The Company's focus is directed both at atrial arrhythmias (SVT, atrial fibrillation and atrial flutter) and ventricular arrhythmias (VT and VF). The Company is developing four catheter-based systems for non-surgical percutaneous elimination of various forms of cardiac arrhythmias: a cooled tip RF ablation catheter; a cooled RF linear ablation catheter; a cooled laser ablation catheter; and a visual ablation catheter. The Company is also developing catheter accessory products that include a series of open lumen steerable guide/mapping catheters that can be used in conjunction with both its RF and laser catheter ablation systems.

         COOLED TIP RF ABLATION CATHETER SYSTEM. The Company's cooled tip ANGEPORE(TM) RF ablation catheter systEM consists of the Company's proprietary single use, disposable catheter coupled to a standard RF generator and infusion pump. Additional support devices are supplied by the hospital. The Company believes that its RF catheter offers many features not offered by RF catheters currently in clinical studies or market-approved. The effectiveness of catheters that are currently in clinical studies or market-approved is somewhat limited by blood coagulation on overheated catheter electrodes, which requires removal, cleaning and reinsertion of the catheter for continued use during the procedure. To address this problem, the Company's RF catheter utilizes a proprietary porous metal electrode through which saline is perfused during the ablation procedure. The saline irrigation fluid both insulates the electrode from blood contact and cools the electrode tip, thereby minimizing coagulum formation on the electrode while maximizing lesion size.

         The Company has completed preclinical studies with respect to the RF catheter ablation system at Enders Pediatric Research Center in Boston. These studies demonstrated the ability of the cooled tip RF catheter to produce larger lesions in the atrium and ventricle without coagulum formation. In February 1996, the Company received IDE approval to commence a feasibility study in human patients. This IDE allows the Company to perform 20 procedures at four centers nationwide for the treatment of SVT. The Company is currently investigating several clinical sites and anticipates the commencement of clinical studies in the fourth quarter of calendar 1996.

         COOLED RF LINEAR ABLATION CATHETER SYSTEM. The Company's cooled RF linear ablation catheter is an extension of its cooled tip RF catheter ablation system. The RF linear ablation catheter, currently under development, is intended for use in atrial flutter and atrial fibrillation, where linear lesions are considered a more effective therapy. Competitors' catheters use a series of ring electrodes that are sequentially activated with RF energy. The Company's RF linear ablation catheter will use a cooled metal electrode with an adjustable length feature. Using current RF generators, this catheter can form a linear lesion with one application of energy, thereby reducing procedure time and enhancing therapeutic effectiveness.

         To date, the Company has constructed prototypes and demonstrated in engineering studies the ability to make narrow linear lesions with the RF linear ablation catheter. The Company intends to collaborate with a medical research institution to complete development of this catheter. Based on its progress to date, the Company anticipates filing an IDE for the treatment of atrial fibrillation with the RF linear ablation catheter in the first half of calendar 1997.

         COOLED LASER ABLATION CATHETER SYSTEM. The Company's cooled ANGELASE
(TM) laser catheter ablation system Is targeted at the VT market. Laser energy produces full transmural lesions of the size and depth most likely to achieve consistently favorable results in the ventricle with minimal trauma. The Company's proprietary technology uses a two-piece construction consisting of an inner laser catheter for delivering energy to the tissue and an outer steerable mapping catheter for identifying the appropriate arrhythmogenic tissue. The inner catheter consists of a laser fiber housed in a plastic tube that also contains irrigation channels, electrical wires and temperature instrumentation. The catheter is coupled to a laser commonly used in urology and surgery. During delivery of laser light, saline is perfused through the tip to prevent coagulation of blood and vaporization of tissue. Temperature sensors in the laser catheter are embedded in the tissue to safely deliver energy to cardiac tissue.

         The Company's laser technology was developed in conjunction with the experience of Dr. Robert Svenson, a Medical Advisor to the Company, at the Carolinas Medical Center. Dr. Svenson has treated 60 VT patients in open chest laser ablation procedures over a six-year period with favorable long term results. Currently, the Company is conducting an IDE feasibility study to demonstrate the ability of the laser catheter system to eliminate VT through a minimally invasive percutaneous procedure. In September 1991, the Company initially received approval to perform ten procedures at the Carolinas Medical Center. In February 1996, the Company received approval to expand these clinical studies to treat additional patients at two centers nationwide. These studies will be conducted in calendar 1997.

         VISUAL ABLATION SYSTEM. The Company is developing a visually assisted laser ablation system for certain cardiac therapies that may be anatomically guided. This visually assisted laser ablation technology incorporates much of the technology from the Company's current laser ablation system. The visual ablation system technology integrates an imaging fiber bundle and an expandable balloon into the Company's steerable mapping catheter. Once inside the heart, the balloon is filled with saline to a diameter of several centimeters. The imaging fiber is connected to an endoscopic viewing system to show the internal surfaces of the heart. Once the appropriate anatomical structures are identified, a laser fiber is positioned within the balloon to deliver energy to the interior surface of the heart. To date, the Company has performed several experiments to verify the ability of this catheter to visualize the interior surfaces of the heart. After the Company finalizes the design of this product, it will conduct the necessary studies to file an IDE application with the FDA.

         CATHETER ABLATION ACCESSORY PRODUCTS. The Company plans to provide a broad line of catheter ablation accessory products for the electrophysiologist. These accessories may include introducers, fixed mapping catheters, steerable guide/mapping catheters and extension wires. The Company anticipates that some of these products will be developed as an extension of its ablation technologies while others will be purchased from other companies on an OEM basis or otherwise.

         The Company has developed a series of open lumen, steerable guide/mapping catheters that allow point mapping and accurate, flexible positioning of the ablation catheter at the proper site. This steerable guide/mapping catheter can be used with both the Company's RF and laser catheter ablation systems. The steerable guide/mapping catheter, the ANGEGUIDE(TM), has been studied in preclinical studies and has been approved by the FDA for use in connection with the Company's laser catheter human clinical studies. Early indications are that this steerable guide/mapping catheter will allow a physician to position accurately the ablation catheter within the ventricular chambers of the heart.

         FUTURE PRODUCTS. One of the barriers to increased utilization of ablation therapies is the time required to perform the mapping necessary to identify the site of the arrhythmogenic tissue. To be as efficient as procedures like angioplasty, ablation procedure times must be reduced to minutes rather than hours. Such a reduction in procedure time will be possible only with more sophisticated techniques for measuring electrical patterns in the heart. Current point mapping systems require the electrophysiologist to manipulate an electrode catheter inside the heart and then develop a mental image from the electrical signals. It is anticipated that procedure times will decrease and catheter placement accuracy will increase if point mapping systems are replaced by simultaneous mapping from many electrodes (global mapping), whose signals are computer analyzed and displayed as a three dimensional graph. Such refined global mapping technology has not yet been fully developed. The Company is considering many alternatives in the global mapping area, including entering into a strategic alliance with another company or research institution to develop a global mapping system, or a direct investment in a technology or business.

COMPETITION

         IMPLANTABLE CARDIOVERTER DEFIBRILLATORS

         Competition in the ICD market is intense and most of the Company's primary competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than the Company. While antiarrhythmic drugs and cardiac ablation therapies (like the Company's laser catheter ablation system) compete in this market, other manufacturers of ICD devices have claimed a significant share of the market and are believed to be the Company's primary competitors. Three companies, Medtronic, Inc. ("Medtronic"), Cardiac Pacemakers, Inc., a division of Guidant Corporation ("CPI"), and Ventritex, Inc. ("Ventritex"), currently have PMA-approved products in the ICD market and control virtually all of that market today. In August 1985, the FDA approved CPI's first commercial defibrillator to be marketed in the U.S. Medtronic was the second company to receive FDA approval (February
1993) and Ventritex was the third (April 1993). In October 1996, St. Jude entered into a definitive agreement with Ventritex that would merge Ventritex into St. Jude's subsidiary, Pacesetter.

         The Company believes, based upon industry analyses and attendance by management at industry meetings, that its SENTINEL series of ICDs are among the smallest and most technologically advanced ICDs currently in clinical studies or market-approved. Competitors of the Company, however, many of whom have greater financial and technical resources than the Company, are developing and conducting human clinical studies of ICDs with certain comparable features.

         Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. The timing of market introduction of competitive products could adversely affect the competitiveness of the Company's products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and the regulatory approval process and supply commercial quantities of the product to the market are expected to be important competitive factors. The Company expects that competition will also be based on device size and weight, longevity, ease of programmability, ability to provide diagnostic capability, product reliability, physician familiarity with the device, patent protection, sales and marketing capability, third-party reimbursement policies, reputation and price.

         CATHETER ABLATION

         Although catheter ablation offers a potential cure for, rather than a treatment of, SVT and VT, catheter ablation technologies must nonetheless compete with drug therapy, open heart surgery and ICDs. While drug therapy has in the past experienced limited effectiveness and adverse side effects, new drugs currently under development may potentially offer improved treatment outcomes. Catheter ablation does not currently compete, to a significant extent, with ICDs since catheter ablation is currently used as a treatment for SVT rather than for VT. As ablation products evolve and demonstrate efficacy in the treatment of VT, the Company believes that ablation will increasingly compete with ICDs

         Competition in the current catheter ablation market includes C.R. Bard, Inc., Cordis Corporation (a subsidiary of Johnson & Johnson), Boston Scientific Corporation, Medtronic, EP Technologies, Inc., Cardiac Pathways Corporation, Electro-Catheter Corp. and St. Jude (which purchased Daig Corporation). These companies are primarily involved in the treatment of SVT with RF energy-based catheters. Although RF catheters are not currently considered effective treatments relating to the ventricle, certain companies are experimenting with the use of RF energy, as well as other forms of energy, in the ventricle.

MANUFACTURING

         The Company's manufacturing strategy is focused on the extensive use of proven process vendors and the utilization of key component suppliers, with final product assembly, testing, inspection and packaging at the Company's facilities. The use of outside process vendors minimizes facility and equipment investment, while providing access to resources that provide a high level of technical ability with minimal production volume constraints. Key process vendors provide laser welding, electronic assembly, sterilization and other process requirements. Component suppliers provide the Company with high quality materials and the ability to increase production levels.

         The Company currently manufactures its products at its U.S. facility in Minneapolis, Minnesota. The Minneapolis facility received ISO 9002 certification in February 1996. ISO 9002 registration certifies the quality management systems for the facility, with a primary emphasis on manufacturing. The Company has recently notified its contract manufacturer in Scotland that it will terminate manufacturing activities at this facility as of January 31, 1997. The Company's manufacturing facilities are required to meet and adhere to all applicable requirements of U.S. and international regulatory agencies, including current Good Manufacturing Practice regulations and Active Implantable Medical Device Directive ("AIMDD") standards. These facilities are subject to periodic inspection and surveillance audits by both U.S. and international regulatory agencies. In August 1996, the Company successfully completed an ISO 9002 surveillance audit of its Minneapolis facility.

         The manufacturing process for the Company's products consists primarily of assembly of purchased components, testing and inspection operations, packaging and sterilization. Components are purchased according to the Company's specifications. A number of significant components, such as capacitors, batteries, integrated circuits and lead systems, are purchased from sole source suppliers. For certain of these components, there are relatively few sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly. In addition, each supplier and each component must be qualified with the FDA, and the time required for such qualification may be lengthy. Although the Company tries to maintain sufficient quantities of inventory of such components to minimize production delays or interruptions, there can be no assurance that the Company will find suitable alternatives at reasonable prices, if at all, or that any such alternatives will remain available to the Company. The Company's inability to obtain acceptable components in a timely manner or find and maintain suitable replacement suppliers would have a material adverse effect on the Company's ability to manufacture its products.

         Pursuant to the OEM Agreement with Pacesetter, if the Company fails to fulfill all product quantity, quality and specification requirements with respect to the Company's ICD and laser catheter ablation products, Pacesetter may elect to manufacture these products and pay the Company a royalty that is substantially less than the transfer price payment the Company would have received had it manufactured the products and sold them to Pacesetter. Even if the Company has fulfilled all product quantity, quality and specification requirements, Pacesetter may elect to manufacture up to 50% of Pacesetter's aggregate product requirements but will be required to pay to the Company a payment that equals the net margin, as determined in the OEM Agreement, on the products had the Company manufactured the products and sold them to Pacesetter. To date, Pacesetter has not elected to manufacture any of the Company's products.

SALES AND MARKETING

         The Company intends to market and sell its ICD and catheter ablation products on a worldwide basis through multiple channels: a direct Company sales force in the United States; direct sales representatives and independent distributors outside the United States; and OEM distribution by Pacesetter. In preparation for product launch of the SENTINEL 2000 in Europe, the Company has formed Angeion Europe Ltd. ("Angeion Europe") and established distributorships in a number of European countries.

         The Company will directly market and sell its products under its own label through its own sales force and through independent distributors. Under the OEM Agreement with Pacesetter, however, such independent distributors may not also sell ICDs or laser catheter products that are manufactured by other companies. In addition, the Company may not market and sell products under its own label until it has satisfied all of Pacesetter's quantity requirements for such products. The Company has distributors in Italy, the United Kingdom, Belgium, Austria and Holland, and direct sales representation in Germany. In December 1995, the Company established its United Kingdom subsidiary, Angeion Europe, to facilitate its clinical studies of the SENTINEL series of ICDs and expand its European sales and distribution activities. The Company is in the process of forming a German subsidiary, Angeion GmbH, to coordinate the Company's direct sales efforts in Germany.

         Pursuant to the OEM Agreement, Pacesetter was granted worldwide marketing and distribution rights on a co-exclusive basis with the Company to the SENTINEL 2000, the SENTINEL 2010 series and all other ICD products that are commercially marketed within two years of the first commercial sales of the SENTINEL 2010 model ICD. Pacesetter has similar rights with respect to laser catheter products that are commercially marketed within two years of the first commercial sale of a laser catheter product. Pacesetter's co-exclusive marketing period will continue for at least seven years from the date of the OEM Agreement (February 1993), and thereafter will be contingent upon certain defined minimum product purchases by Pacesetter and its affiliates. Pacesetter's marketing rights will continue on a non-exclusive basis in the event that the exclusive period terminates.

         The OEM Agreement with Pacesetter was intended to assist the Company in launching its own products into the marketplace and ramping up sales while the Company built its own clinical studies and distributor networks. Accordingly, in fiscal 1996, approximately 67% of the Company's sales were pursuant to this OEM Agreement. In October 1996, St. Jude, Pacesetter's parent company, announced that it had entered into a definitive agreement with Ventritex providing for the merger of Ventritex into Pacesetter. The merger is subject to Ventritex shareholder approval and government review and is expected to close in the first quarter of calendar 1997. While it was anticipated that sales under the OEM Agreement would decline as Pacesetter introduced its own ICD products, the Pacesetter-Ventritex merger, if consummated, will likely accelerate this process. Pacesetter has not, however, indicated how its OEM needs may change as a result of the merger, and the Company is not therefore in a position to determine the impact of this merger on the Company's operations. Nevertheless, there can be no assurance that the Pacesetter-Ventritex merger will not have a material adverse effect on the Company and its operations.


RESEARCH AND DEVELOPMENT

         Research and development expenditures for continuing operations were $5,262,946, $8,024,455 and $11,049,462 in fiscal 1994, 1995 and 1996, respectively. The Company's research and development is primarily directed at the development of its existing products and the clinical studies relating to such products. Approximately 77.2%, 86.4% and 89.2% of the Company's research and development expenditures in fiscal 1994, 1995 and 1996, respectively, were directly attributable to the SENTINEL ICD products. The Company expects that research and development expenses will continue to increase as the Company expands human clinical studies and enhances current products while accelerating the development of potential new products.

INTELLECTUAL PROPERTY

         The Company believes strongly in protecting its intellectual property and intends to undertake efforts to obtain patents, when available, in connection with its research and product development programs. As of October 1, 1996, the Company had 73 U.S. issued patents, 10 U.S. patents which have been allowed but have not yet issued, 25 U.S. patent applications pending, 45 foreign patent applications pending, and additional U.S. patent applications in preparation, relating to its research and development products.

         The Company's patented features and technologies with respect to its ICDs include: (i) its Application Specific Electro-Chemistry (ASEC(TM)) dual battery system; (ii) TUNED(TM) Biphasic Waveform, a more efficient biphasic waveform that lowers defibrillation energy thresholds; (iii) the HOT CAN(TM) electrode system, which uses tHE SENTINEL housing as an electrode that can be programmed on and off; and (iv) ENERGY STEERING(TM), an energy delivery system that permits the ICD to increase shock effectiveness by directing the current more uniformly throughout the heart. In addition, the Company's ANGEPORE RF catheter utilizes a patented porous metal electrode through which saline is perfused during the ablation procedure, and the Company's ANGELASE laser catheter utilizes a patented two-piece construction consisting of an inner laser catheter for delivering energy to the tissue and an outer steerable mapping catheter, the ANGEGUIDE, for identifying the appropriate arrhythmogenic tissue. There can be no assurance, however, that any patents held by the Company will be valid or otherwise of value to the Company or that any patent applied for will be granted.

         The Company conducts an ongoing evaluation of potential infringement of any proprietary rights of third parties by the products the Company intends to market. Regardless of the Company's efforts to evaluate the potential infringement of any proprietary rights of third parties and the Company's policy of respecting such rights and not knowingly or willfully infringing such rights, there can be no assurance that allegations of such infringement will not be made, or that if made such allegations would not be sustained if litigated. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, particularly in the ICD market. To date, many patent and intellectual property disputes in the medical device area have been settled through licensing or similar arrangements. In contemplation of such an environment, the Company has developed a strategy of expanding its patent portfolio in those areas where the Company believes litigation is most likely to develop in the ICD market, and where the Company has proven expertise, including defibrillation waveforms, electrode systems, additional therapies, reduced size and increased device lifetime. While no assurance can be given that the Company's strategy will be effective or that the Company's patents in these areas will be adjudicated to be valid if challenged, or otherwise will be of value in potential negotiations with third parties, the Company continues to pursue patents in those areas which it has identified as critical to ICD development.

         The Company also relies on trade secrets and proprietary technology. The Company typically requires its key technical employees and consultants to agree in writing to keep its proprietary information confidential and, within certain limitations, to assign all inventions relating to the Company's business to the Company. The Company acquired the technology for its continuous-wave laser catheter system from Dr. Jeffrey Isner and Dr. Richard Clark in 1989. Pursuant to the assignment agreement, the Company agreed to pay Dr. Isner and Dr. Clark a royalty of 5% on sales of patented products incorporating this technology for the life of any patent on this technology. Additionally, in exchange for Dr. Robert Svenson's efforts in connection with the development of the laser catheter ablation system, the Company has agreed to pay Dr. Svenson and Carolinas Medical Center a royalty, when certain conditions are met, of 2% and 3%, respectively, on all paid sales of the Company's laser catheter ablation products.

         Pursuant to the License Agreement with Pacesetter, the Company and Pacesetter have agreed to cross-license certain of their patents and patent applications. Under this License Agreement, Pacesetter grants the Company certain non-exclusive rights to certain patents and patent applications relating to Pacesetter's ICD products as well as to manufacturing improvements made by Pacesetter with respect to the Company's ICD products. With respect to the Company's ICD products, the License Agreement divides the Company's patents and patent applications into two categories: a first category for which the License Agreement grants certain exclusive rights for a limited exclusive period, and a second category for which the License Agreement grants certain non-exclusive rights. The License Agreement also grants certain non-exclusive rights to the Company's laser catheter patents and patent applications. The License Agreement also gives Pacesetter the right to enforce the first category of ICD patents and patent applications during the limited exclusive period. The License Agreement provides that the Company always has the right to sublicense all of its patents and patent applications to third parties to avoid or settle a pending patent infringement lawsuit, provided that during the limited exclusive period the Company obtains for Pacesetter as part of any such settlement the same rights and benefits received by the Company with respect to any patents that are required or useful to Pacesetter in manufacturing and marketing the Company's products.

         The License Agreement also grants Pacesetter a conditional right to sublicense the first category of ICD patents and patent applications (and certain continuation applications) to up to three separate parties, provided that the Company receives the same cross-license from the sublicensee as Pacesetter receives (or, if Pacesetter also sublicenses 20 or more of its own patents or patent applications, that Pacesetter uses its best efforts to secure such cross-license rights for the Company). The Company has been advised that Pacesetter is under a pre-existing obligation, by virtue of a previous license agreement with a major competitor, to license or offer to license certain patent rights that Pacesetter may acquire to such competitor, and the Company is aware that a dispute has arisen between these parties with respect to the ability of Pacesetter to receive royalties or negotiate cross-licenses with such competitor in connection with the first category of ICD patents and patent applications. Because the Company is not a party to this dispute, the Company has no control over or knowledge of any potential outcome of this dispute and is not necessarily bound by the outcome of this dispute. Pacesetter has also recently initiated a lawsuit against CPI relating to certain pacemaker and ICD patents. Pursuant to its right under the License Agreement to assert and enforce rights to the Company's ICD patents and patent applications that are subject to sublicensing under the License Agreement, Pacesetter and the Company have agreed to join the Company as a party to the CPI lawsuit and to include certain of such ICD patents and patent applications in the CPI lawsuit. Accordingly, Pacesetter and the Company have entered into an agreement with respect to the joint defense of the CPI lawsuit which provides, among other items, for the payment by Pacesetter of the legal fees, disbursements and expenses for such joint defense.

         Because the License Agreement only requires Pacesetter to secure (or, in certain circumstances, to use its best efforts to secure) for the Company the same cross-license rights that it receives from third parties in connection with sublicenses under the License Agreement, there can be no assurance that the Company will receive necessary cross-licenses from third parties in exchange for the grant of sublicenses to the first category of ICD patents and patent applications. These ICD patents and patent applications, however, represent less than one-half of the Company's current ICD patent portfolio. As a result, even if the Company does not receive necessary cross-licenses from third parties in connection with sublicenses under the License Agreement, the Company believes that the balance of its patent portfolio should be sufficient to enable the Company to independently negotiate cross-licenses or otherwise settle intellectual property disputes with competitors with respect to the Company's products. Any reduction in the number of patents available to the Company in connection with any such intellectual property disputes, however, could affect the ability of the Company to ultimately settle any such disputes on reasonable terms, if at all, which could have a material adverse effect on the Company.

THIRD-PARTY REIMBURSEMENT

         The Company's ability to commercialize its products successfully will depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, such as HCFA, which determines Medicare reimbursement levels, private health insurers, health maintenance organizations and other third-party payors. Payors are increasingly challenging the prices of medical products and services.

         In November 1995, the FDA and HCFA entered into an interagency agreement establishing a process pursuant to which the FDA will place all IDEs that it approves into one of two categories, Category A or Category B. Category A devices are considered experimental and for which the "absolute risk" of the device type has not been established (i.e., initial questions of safety and effectiveness have not been resolved for the device type) and will not be eligible for Medicare reimbursement. Category B devices are considered non-experimental or investigative devices where the incremental risk is the primary risk in question (i.e., underlying questions of safety and effectiveness of that device type have been resolved), or it is known that the device type can be safe and effective because, for example, other manufacturers have obtained FDA approval for that device type. A Category B device will be eligible for Medicare reimbursement if it meets all other Medicare coverage requirements. The SENTINEL 2000 ICD, and the RF and laser catheter ablation systems are Category B devices and are currently being reimbursed by HCFA and third-party payors.

         Even if the Company obtains PMAs for its products, some payors may deny coverage until the procedures become generally accepted by the medical profession. There can be no assurance that HCFA and third-party payors will continue to reimburse any of the Company's products. The inability of hospitals and other providers to obtain reimbursement from third-party payors for the Company's products would have a material adverse effect on the Company. The Company expects that there will be continued pressure on cost-containment throughout the United States health care system. This pressure could adversely affect the prices of the Company's products.

GOVERNMENT REGULATION

         The Company's products are all classified as medical devices by the Food, Drug and Cosmetic Act (the "FDC Act"), and as such, are subject to regulation and supervision by the FDA, and to regulation by foreign governmental authorities. These medical devices are also subject to ongoing controls and regulations under the FDC Act, including registration by the manufacturer, compliance with established manufacturing practices, device tracking, record-keeping, advertising, packaging and compliance to standards. Comparable agencies in certain states and foreign countries also regulate the Company's activities. The Company's products are subject to recall at any time by the FDA or the Company if it appears that use of the products could result in unwarranted health risks.

         All medical devices intended for human use that are to be marketed in the United States are placed into one of three regulatory classifications, depending on the degree of regulatory control to which the device will be subject. Class III devices, which include life support and life sustaining devices or implants, are subject to the most stringent controls and require FDA approval prior to marketing. The Company's ICD products and its catheter ablation systems are classified as Class III devices.

         FDA requirements for both the Company's ICD and catheter ablation products involve obtaining formal FDA pre-market approval. The first stage of obtaining formal FDA pre-market approval is submission of an application for an IDE. The IDE permits clinical evaluations of products on human subjects under controlled experimental conditions by designated qualified medical institutions. To obtain an IDE, approval of the investigational plan for the applicable system is required from the institutional review board within each participating medical institution as well as from the FDA. The Company has received IDE approval with respect to its SENTINEL 2000 and 2010 systems and both the ANGEPORE RF and ANGELASE laser catheter ablation systems.

         The second stage of formal FDA pre-market approval is the PMA application. The PMA, which is submitted after clinical evaluations are completed under an IDE, is a comprehensive report of all data and information obtained by the applicant throughout the product's development and testing. The FDA will grant a PMA if it finds that the safety and effectiveness of the product have been sufficiently demonstrated and that the product complies with all applicable regulations and standards. The FDA may require further clinical evaluation of the product, terminate the clinical studies, grant pre-market approval but restrict the number of devices distributed, or require additional patient follow-up for an indefinite period of time. There can be no assurance that the Company will be successful in obtaining a PMA for any products, which is necessary to market the Company's products commercially in the U.S. in a timely manner, if at all. Delays in obtaining marketing approvals and clearances in the U.S. could have a material adverse effect on the Company.

         The Company is required to maintain detailed records relating both to its maintenance of good manufacturing practices and to defective products and complaints about its products. The FDA has authority to inspect the Company's facilities to assure compliance with the FDC Act and regulations thereunder.

         Many foreign countries have similar regulatory requirements concerning the marketing of new medical devices. In January 1995, the AIMDD was fully implemented in the EU, which is expected to make EU regulatory requirements more consistent. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval and requirements for licensing may differ from FDA requirements.

         Under AIMDD, the Company is subject to "prior notice" of intent to conduct clinical studies in the EU. This process, similar to the FDA IDE process, requires regulatory documents and test information to be submitted to the governmental agency of each country in which the Company intends to conduct clinical studies. In order to commence commercial marketing of its products in the EU, the Company is required to file for a CE Mark approval. In April 1996 and August 1996, the Company received CE Mark approval for the SENTINEL 2000 and SENTINEL 2010, respectively, from TUV Product Service, an organization that certifies the safety of medical device products and the quality assurance systems put in place by the manufacturer of the medical device. There can be no assurance, however, that the Company will be successful in obtaining CE Mark approval for any other products in a timely manner, if at all, which could have a material adverse effect on the Company.

         The Company is also subject to certain FDA regulations governing manufacturing practices, packaging and labeling. Further, the FDA regulates the export of medical devices that have not been approved or cleared for marketing in the United States. The Company expects to export products directly to the EU, under the provisions by the FDA Export Reform and Enhancement Act of 1996. In certain instances, however, the Company may need to apply for export approval from the FDA.

EMPLOYEES

         As of September 30, 1996, the Company had 199 full-time employees, including 19 engaged in administration, 77 in manufacturing, 75 in research and development, 4 in sales and marketing and 24 in regulatory and clinical. There are no unions representing the Company's employees. The Company believes that its relations with its employees are good.

CERTAIN IMPORTANT FACTORS

           In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following:

         (1) the expectation that the Company will continue to incur additional operating losses and net losses over the next few years and the fluctuation in the Company's operating results;

         (2) the impact of competition in the ICD market;

         (3) new product development cycles and the market acceptance of the Company's products;

         (4) the Company's ability to protect its intellectual property rights and to resolve any intellectual property disputes on reasonable terms;

         (5) the Company's ability to meet its obligations under, and the impact of the Pacesetter-Ventritex merger on, the agreements with Pacesetter;

         (6) the current lack of PMA approval for the Company's products and the resulting effect on the Company's revenues;

         (7) continued third party reimbursement for the Company's products;

         (8) the ability of the Company to continue to built its own clinical and distribution networks; and

         (9) the ability of the Company to retain key personnel and to manage successfully the Company's growth.

ITEM 2.  PROPERTIES.

         The Company leases approximately 52,000 square feet of office and manufacturing space in Minneapolis, Minnesota. This space serves as the Company's corporate headquarters, as well as the research and development and manufacturing facilities for the ICD and catheter ablation system programs. Rent payments under the lease are approximately $502,000 per year, including shared real estate taxes and operating expenses. The primary lease agreement extends through December 31, 1997. The Company's current space may not be adequate to satisfy the needs of the Company through the end of the lease. The Company is currently reviewing its facilities requirements to ascertain its space needs for the future. The Company believes that it will be able to secure additional or alternative space at a commercially reasonable price when needed.

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

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

         The executive officers of the Company, their ages and the offices held, as of October 25, 1996, are as follows:


        NAME             AGE                 TITLE

Whitney A. McFarlin       56   Chairman of the Board, President and Chief
                               Executive Officer
David L. Christofferson   59   Vice President, Chief Financial Officer
                               and Secretary
Robert S. Garin           54   Vice President of Human Resources
Jennifer M. Marrone       40   Vice President of Regulatory and Clinical Affairs
Gary Payment              53   Vice President of Operations
T.V. Rao                  53   Vice President of Sales and Marketing
William J. Rissmann       47   Vice President of Engineering


         Information regarding the business experience of the executive officers of the Company is set forth below.

         WHITNEY A. MCFARLIN has been President, Chief Executive Officer and Chairman of the Board of the Company since September 1993. From June 1990 to September 1993, Mr. McFarlin was President, Chief Executive Officer, Chairman of the Board and a founder of Clarus Medical Systems, Inc. ("Clarus"), a private medical device company manufacturing neuroendoscopy products. Prior to founding Clarus, Mr. McFarlin was President and Chief Executive Officer of Everest & Jennings International, Ltd., a manufacturer of durable medical equipment, from June 1985 to May 1990. From December 1977 to May 1985, Mr. McFarlin was an officer of Medtronic, most recently as Executive Vice President, where he was responsible for the U.S. pacing business. He serves on the Board of Directors of several corporations including Clarus and Zero Corp., both public companies.

         DAVID L. CHRISTOFFERSON joined the Company as Vice President and Chief Financial Officer in January 1991. Mr. Christofferson was elected as the Company's Secretary in April 1993, and was elected to the Board of Directors of Angeion Europe in December 1995. From April 1988 to December 1990, he was a Division Manager for Excel Office Products, a company he founded in 1986, and which was acquired in 1988 by General Office Products Company. From 1987 through 1989, he was Chairman and Chief Financial Officer of Medical Wellness Technologies, Inc., a distributor of pain control devices. Prior to 1986, Mr. Christofferson was employed by Medtronic for over 13 years in various management positions, most recently as Director of Finance and Administration for the Drug Administration Devices and Systems Division.

         ROBERT S. GARIN joined the Company as Vice President of Human Resources in January 1995. In December 1995, Mr. Garin was elected to the Board of Directors of Angeion Europe. Prior to joining the Company, Mr. Garin served as a management consultant to the Company. From 1985 through 1993, Mr. Garin was a partner in Garin and Associates, a management and human resources consulting firm. From 1971 to 1985, Mr. Garin was employed by Medtronic in various positions including Director of Lead Operations and Director of Human Resources for Latin American Manufacturing and Sales Operations.

         JENNIFER M. MARRONE joined the Company in April 1995 as Vice President of Regulatory and Clinical Affairs. From November 1993 to April 1995, Ms. Marrone was Director of Regulatory, Clinical and Quality Assurance/Compliance at Empi, Inc., a manufacturer of noninvasive biomedical devices. From 1979 to 1993, Ms. Marrone served in a number of capacities at Medtronic including Manager of Regulatory Affairs for the bradyarrhythmia and tachyarrhythmia products, where she prepared and managed Medtronic's PMA applications for its tachyarrhythmia management devices and transvenous leads. She joined Medtronic in 1979 as Study Director in Preclinical Research.

         GARY L. PAYMENT joined the Company in September 1994 as Vice President of Operations. From 1985 to 1994, Mr. Payment held various positions at CPI, most recently as Director of Manufacturing. Prior to joining CPI, Mr. Payment held several positions at Medtronic, including Director of Operations, Manufacturing Program Manager and Director of Quality Assurance.

         T.V. RAO joined the Company in August 1995 as Vice President of Sales and Marketing. In December 1995, Mr. Rao was elected Chairman of the Board of Directors of Angeion Europe. From 1994 to 1995, Mr. Rao served as Vice President of Sales and Marketing for Brunswick Biomedical Corporation, a medical device company. From 1980 to 1994, Mr. Rao served in a number of capacities at Medtronic, including Director of Product Management for the Tachyarrhythmia Division, Director of International Marketing for pacing products, Product Marketing Manager for tachyarrhythmia, and Manufacturing Engineering Manager for the Energy Technology Division. From 1969 to 1980, Mr. Rao served in various manufacturing engineering capacities at Onan Corporation.

         WILLIAM J. RISSMANN joined the Company in November 1994 as Vice President of Engineering. Most recently, Mr. Rissmann was Director of Research and Development in the Advanced Tachy Products Division at CPI. From 1990 to 1994, he held several positions at CPI, including Director of Quality Control and Test Engineering and Manager of Product Planning and Administration.
Mr. Rissmann also has prior experience at St. Jude Medical and Medtronic.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The information under the captions "Price Range of the Company's Securities" and "Dividends" on the inside back cover of the 1996 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information under the caption "Selected Financial Data" on page 13 of the 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 12 through 13 of the 1996 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The balance sheets of Angeion Corporation as of July 31, 1996 and 1995, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended July 31, 1996, together with the related notes and the independent auditors' report of KPMG Peat Marwick LLP, independent certified public accountants, all contained on pages 14 through 20 of the Company's 1996 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The information under the caption "Election of Directors" in the Company's 1996 Proxy Statement, with respect to directors of the Company, is incorporated herein by reference. The information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Company".

         In addition to the Company's Board of Directors and full-time employees, the Company maintains a number of medical advisors who possess knowledge and experience in technical and medical areas related to the Company's products (the "Medical Advisors"). The Medical Advisors consult with management of the Company concerning the products being developed and their use by health professionals and Board of Directors. The following persons are Medical Advisors to the Company: Robert G. Hauser, M.D.; Lyle D. Joyce, M.D., Ph.D.; Joseph C. Kiser, M.D.; Fabio Leonelli, M.D.; J. Philip Saul, M.D.; Robert H. Svenson, M.D.; and Mark A. Wood, M.D.

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

         As a supplement to its Medical Advisors, in May 1996 the Company established its Strategic Tachyarrhythmia Advisory Resource Team (the "STAR Team"). The STAR Team is made up of leading electrophysiologists, who are recognized as experts in the use of biomedical devices for the management and treatment of cardiac arrhythmias. The following persons are members of the STAR
Team: David G. Benditt, M.D.; Francis E. Marchlinski, M.D.; Sanjeev Saksena, M.D.; John F. Swartz III, M.D.; and Patrick J. Tchou, M.D.

         Options to purchase 45,000 shares of Common Stock have been granted to each member of the STAR Team.

(b)      SECTION 16(A) OF THE EXCHANGE ACT BENEFICIAL OWNERSHIP REPORTING
         COMPLIANCE

         The information under the caption "Section 16(a) of the Exchange Act Beneficial Ownership Reporting Compliance" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information under the captions "Executive Compensation and Other Benefits" and "Election of Directors -- Compensation of Directors" in the Company's 1996 Proxy Statement, with respect to executive compensation, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1996 Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K.

(a)1.   FINANCIAL STATEMENTS OF REGISTRANT

         The following items are included in this Report by reference to the Registrants' 1996 Annual Report, excerpts of which are attached hereto as
Exhibit 13.1 (page numbers refer to such pages in the 1996 Annual Report):

         Financial Statements:                                             Page:

         Independent Auditors' Report.........................................14

         Balance Sheets as of July 31, 1996 and 1995..........................14

         Statements of Operations for the
         years ended July 31, 1996, 1995 and 1994.............................15

         Statements of Shareholders' Equity (Deficit) for the
         years ended July 31, 1996, 1995 and 1994.............................16

         Statements of Cash Flows for the
         years ended July 31, 1996, 1995 and 1994.............................17

         Notes to Financial Statements...................................  18-20

(a)2.    FINANCIAL STATEMENT SCHEDULES OF REGISTRANT

          Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

(A)3.    EXHIBITS

         Reference is made to the Exhibit Index hereinafter contained, at pages 23 through 26 of this Report.

         A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of the Company as of October 14, 1996, upon written request from any such person. Requests should be sent to: David L. Christofferson, Vice President, Chief Financial Officer and Secretary, Angeion Corporation, 3650 Annapolis Lane, Suite 170, Minneapolis, MN 55447-5434.

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

E. 1993 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Company's Registration Statement on Form S-8 (File No. 333-04189).

F.       1994 Non-Employee Director Option Plan (incorporated by reference to
         Exhibit 10.23 contained in the Annual Report on Form 10-K for the year ended July 31, 1994).

G. Employment Agreement with Whitney A. McFarlin, effective as of September 15, 1996 (filed herewith electronically).

H. Employment Agreement with David L. Christofferson dated April 20, 1993 (incorporated by reference to Exhibit 10.21 contained in the Annual Report on Form 10-K for the year ended July 31, 1993).

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended July 31, 1996.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ANGEION CORPORATION

Dated:  October 29, 1996                           By /s/ Whitney A. McFarlin
                                                      -----------------------
                                                       Whitney A. McFarlin
                                                       Chairman, Chief Executive
                                                       Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on October 29, 1996 in the capacities indicated.


/s/ Whitney A. McFarlin              Director, Chairman, Chief Executive Officer
Whitney A. McFarlin                  (principal executive officer) and President


/s/ David L. Christofferson          Vice President, Chief Financial Officer and
David L. Christofferson              Treasurer (principal financial officer
                                     and principal accounting officer)


/s/ Joseph C. Kiser, M.D.            Director
Joseph C. Kiser, M.D.


/s/ Lyle D. Joyce, M.D., Ph.D.       Director
Lyle D. Joyce, M.D., Ph.D.


/s/ Arnold A. Angeloni               Director
Arnold A. Angeloni


/s/ Dennis E. Evans                  Director
Dennis E. Evans


                                     Director
Donald D. Maurer


/s/ Glen Taylor                      Director
Glen Taylor

                               ANGEION CORPORATION

                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED JULY 31, 1996

Item No.       Item                                                 Method of Filing

3.1             Articles of Merger, including Amended and           Incorporated by reference to Exhibit 3A contained
                Restated Articles of Incorporation                  in the Company's Registration Statement on Form
                                                                    8-A (File No. 0-17019).

3.2             Amended Bylaws                                      Incorporated by reference to Exhibit 4.2 contained
                                                                    in the Company's Registration Statement on Form
                                                                    S-3 (File No. 333-04993).

4.1             Amended Form of the Company's Common Stock          Incorporated by reference to Exhibit 4.3 contained
                Certificate                                         in the Company's Registration Statement on Form
                                                                    S-3 (File No. 333-04993).

4.2             Certificate of Designation of Preferred Stock,      Incorporated by reference to Exhibit 4.1 contained
                Series A                                            in the Company's Current Report on Form 8-K filed
                                                                    February 9, 1993.

4.3             Form of Rights Agreement dated as of April 8,       Incorporated by reference to Exhibit 4.1 contained
                1996 between Angeion Corporation and Norwest        in the Company's Current Report on Form 8-K dated
                Bank Minnesota, N.A.                                April 8, 1996.

4.4             Certificate of Designation of Series B Junior       Incorporated by reference to Exhibit 4.1 contained
                Preferred Stock                                     in the Company's Current Report on Form 8-K dated
                                                                    April 8, 1996 (Exhibit A to Exhibit 4.1)

10.1            1988 Stock Option Plan                              Incorporated by reference to Exhibit 10 contained
                                                                    in the Company's Annual Report on Form 10-K for
                                                                    the year ended April 30, 1988

10.2            1989 Omnibus Stock Option Plan, as amended          Incorporated by reference to Exhibit 10.2
                effective May 16, 1989                              contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1990.

10.3            Non-Employee Director Plan                          Incorporated by reference to Exhibit 10.3
                                                                    contained in the Company's Annual Report on
                                                                    Form 10-K for the year ended July 31, 1992.

10.4            Development Agreement between AngeLase, Inc.        Incorporated by reference to Exhibit 10.7
                and Dr. Robert H. Svenson dated January 15,         contained in the Company's Annual Report on Form
                1991.                                               10-K for the year ended July 31, 1991.

10.5            Stock Purchase Agreement dated September 21,        Incorporated by reference to Exhibit 10.9
                1990 relating to the acquisition of XMED, Inc.      contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1991.

10.6            Form of Warrant to purchase an aggregate of         Incorporated by reference to Exhibit 10.10
                250,000 shares dated December 1, 1990.              contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1991.

10.7            Warrant dated July 27, 1992 in the name of          Incorporated by reference to Exhibit 10.10
                Glen Taylor.                                        contained in the Company's Annual Report on
                                                                    Form 10-Kf or the year ended July 31, 1991.

10.8            CryoLife Joint Venture Agreement for                Incorporated by reference to Exhibit 10A contained
                Development of Biological Pacemaker                 in the Company's Annual Report on Form 10-K for
                                                                    the year ended July 31, 1989.

10.9            Agreement with Jeffrey Isner, M.D. for Laser        Incorporated by reference to Exhibit 10B contained
                Catheter Technology                                 in the Company's Annual Report on Form 10-K for
                                                                    the year ended July 31, 1989.

10.10           Stock Purchase Agreement dated September 13,        Incorporated by reference to Exhibit 10.10
                1990 between Hanrow Financial Group, Ltd. and       contained in the Company's Annual Report on Form
                the Company                                         10-K for the year ended July 31, 1990.

10.11           Preferred Stock, Preferred Stock Option and         Incorporated by reference to Exhibit 28.1
                Subordinated Debenture Purchase Agreement           contained in the Company's Current Report on
                dated February 4, 1993 between the Company,         Form 8-K filed February 9, 1993.
                AngeMed, AngeLase and Siemens Pacesetter, Inc.

10.12           Convertible Subordinated Debenture dated            Incorporated by reference to Exhibit 28.3
                February 4, 1993.                                   contained in the Company's Current Report on
                                                                    Form 8-K filed February 9, 1993.

10.13           OEM Marketing and Manufacturing Agreement           Incorporated by reference to Exhibit 28.4
                dated February 4, 1993 between the Company and      contained in the Company's Current Report on
                Siemens Pacesetter, Inc.                            Form 8-K filed February 9, 1993.

10.14           License Agreement dated February 4, 1993            Incorporated by reference to Exhibit 28.5
                between the Company and Siemens Pacesetter,         contained in the Company's Current Report on
                Inc.                                                Form 8-K filed February 9, 1993.

10.15           Employment Agreement with Whitney A. McFarlin,      Filed herewith electronically.
                effective as of September 15, 1996.

10.16           Employment Agreement with David L.                  Incorporated by reference to Exhibit 10.21
                Christofferson dated April 20, 1993.                contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1993.

10.17           1991 Stock Incentive Plan                           Incorporated by reference to Exhibit 99.1
                                                                    contained in the Company's Registration Statement
                                                                    on Form S-8 (File No.  33-81594).

10.18           1993 Stock Incentive Plan                           Incorporated by reference to Exhibit 99.1
                                                                    contained in the Company's Registration Statement
                                                                    on Form S-8 (File No. 333-04189).

10.19           1994 Non-Employee Director Option Plan              Incorporated by reference to Exhibit 10.23
                                                                    contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1994.

10.20           Lease Agreement dated January 21, 1991 with         Incorporated by reference to Exhibit 10.26
                Gopher XI, a Texas limited partnership              contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1994.

10.21           Addendum No. 1 to Lease Agreement dated June        Incorporated by reference to Exhibit 10.27
                26, 1991                                            contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1994.

10.22           Addendum No. 2 to Lease Agreement dated             Incorporated by reference to Exhibit 10.28
                February 24, 1992                                   contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1994.

10.23           Lease Agreement dated September 23, 1992            Incorporated by reference to Exhibit 10.29
                                                                    contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1994.

10.24           Addendum No. 3 to Lease Agreement dated             Incorporated by reference to Exhibit 10.30
                September 24, 1992                                  contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1994.

10.25           Sublease Agreement effective as of October 26,      Incorporated by reference to Exhibit 10.31
                1994 with Sharpe Endosurgical Corporation           contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1994.

13.1            Excerpts from the Company's 1996 Annual Report      Filed herewith electronically.
                to Shareholders incorporated by reference
                herein

23.1            Independent Auditors' Consent                       Filed herewith electronically.

27.1            Financial Data Schedule                             Filed herewith electronically.