Form 10-Q
period 1996-10-31
ANGEION CORP/MN
filed 1996-12-06
CIK 815093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 31, 1996

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

                                 YES_X_. NO___.

            Common stock, par value $.01 per share: 28,724,957 shares
                       outstanding as of December 3, 1996

                          PART I. FINANCIAL INFORMATION

ITEM              DESCRIPTION                                            Page(s)

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS.

                  Consolidated Balance Sheets (unaudited) - October 31,
                  1996 and July 31, 1996.                                    1


                  Consolidated Statements of Operations (unaudited)          2
                  - For the Three Months Ended October 31, 1996 and 1995.

                  Consolidated Statements of Cash Flows (unaudited)          3
                  - For the Three Months Ended October 31, 1996 and 1995.

                  Notes to Consolidated Financial Statements (unaudited).    4


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL          5,6
                      CONDITION AND RESULTS OF OPERATIONS.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.                          7

                  Signature.                                                 8


                               ANGEION CORPORATION

                           Consolidated Balance Sheets
                       October 31, 1996 and July 31, 1996
                                   (unaudited)

                                                                   October 31,          July 31,
ASSETS                                                                1996               1996
------                                                            ------------       ------------
Current Assets:
      Cash and Cash Equivalents                                   $  3,477,930       $ 35,183,919
      Short-term Investments                                        33,250,407          7,368,290
      Accounts Receivable:
        Trade, less allowance for doubtful accounts of
        zero and $60,758                                             1,047,059          2,330,742
        Other                                                          252,869            164,009
      Inventories                                                    6,011,821          3,949,350
      Prepaid Expenses and Other Current Assets                        185,073            159,112
                                                                  ------------       ------------

           TOTAL CURRENT ASSETS                                     44,225,159         49,155,422

Property and Equipment, Net                                          5,075,176          4,819,820
Patents and Trademarks, Net                                          1,012,301          1,079,785
Other Assets                                                           122,663            128,869
                                                                  ------------       ------------

           TOTAL ASSETS                                           $ 50,435,299       $ 55,183,896
                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts Payable                                               1,327,710          2,970,237
      Accrued Payroll, Vacation and Related Costs                      480,807            607,700
      Other Accrued Expenses                                           702,535            642,280
      Deferred Income                                                  731,250               --
                                                                  ------------       ------------


           TOTAL CURRENT LIABILITIES                                 3,242,302          4,220,224

Long-Term Debt                                                       1,500,000          1,500,000
                                                                  ------------       ------------

           TOTAL LIABILITIES                                         4,742,302          5,720,224
                                                                  ------------       ------------

Shareholders' Equity:
      Class A Convertible Preferred Stock, $.01 par value
        Authorized 1,475,000 shares; issued and outstanding
        875,000 shares at October 31, 1996 and July 31, 1996             8,750              8,750
      Common Stock, $.01 par value.  Authorized
        35,000,000 shares; issued and outstanding
        28,674,957 shares at October 31, 1996,
        and 28,641,707 shares at July 31, 1996                         286,750            286,417
      Additional Paid-In Capital                                    91,735,949         91,536,256
      Accumulated Deficit                                          (46,338,452)       (42,367,751)
                                                                  ------------       ------------

           TOTAL SHAREHOLDERS' EQUITY                               45,692,997         49,463,672
                                                                  ------------       ------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 50,435,299       $ 55,183,896
                                                                  ============       ============

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                      Consolidated Statements of Operations
              For the Three Months Ended October 31, 1996 and 1995
                                   (Unaudited)

                                                  Three Months Ended
                                                      October 31

                                                1996                1995
                                            ------------       ------------

Net Sales                                   $  1,723,045       $    155,330

Operating Expenses:
     Manufacturing Expenses                    1,617,698            624,873
     Research & Development                    3,563,124          2,166,656
     Selling, General & Administrative         1,032,621            663,819
                                            ------------       ------------

         Total Operating Expenses              6,213,443          3,455,348
                                            ------------       ------------

         OPERATING LOSS                       (4,490,398)        (3,300,018)
                                            ------------       ------------

Other Income (Expense):
     Interest Expense                            (29,054)           (29,322)
     Interest Income                             548,751            320,775
                                            ------------       ------------

         Other Income (Expense)                  519,697            291,453
                                            ------------       ------------

         NET LOSS                           $ (3,970,701)      $ (3,008,565)
                                            ============       ============

         NET LOSS PER SHARE                 $       (.14)      $       (.14)
                                            ============       ============

Weighted Average Number of Shares
     Outstanding                              28,659,707         21,183,561
                                            ============       ============

See accompanying notes to consolidated financial statements.


                               ANGEION CORPORATION

                      Consolidated Statements of Cash Flows
              For the Three Months Ended October 31, 1996 and 1995
                                   (Unaudited)

                                                                         1996               1995
                                                                     ------------       ------------
OPERATING ACTIVITIES:

  Net Loss                                                           $ (3,970,701)      $ (3,008,565)
  Adjustments to Reconcile Net Loss
       to Net Cash Used in Operating Activities:
       Depreciation and Amortization                                      416,582            191,620
       Compensation Expense on Grant of Stock and Stock Options           132,403            275,878
       Changes in Operating Assets and Liabilities:
           Accounts Receivable                                          1,194,823           (155,282)
           Inventories                                                 (2,062,471)          (437,264)
           Prepaid Expenses and Other Current Assets                      (25,961)            52,340
           Accounts Payable                                            (1,642,527)           440,522
           Accrued Expenses                                               664,605            126,607
                                                                     ------------       ------------
                Net Cash Used In Operating Activities                  (5,293,247)        (2,514,144)
                                                                     ------------       ------------
INVESTING ACTIVITIES:

 Purchase of Short Term Investments                                   (31,032,117)       (15,126,632)
 Proceeds from  Maturities of Short Term Investments                    5,150,000               --
 Payments for Purchases of Property and Equipment                        (598,250)          (234,715)
 Increase in Other Assets                                                    --              (92,771)
                                                                     ------------       ------------
                Net Cash Used in Investing Activities                 (26,480,367)       (15,454,118)
                                                                     ------------       ------------

FINANCING ACTIVITIES:

 Proceeds from Issuance of Common Stock and Warrants, Net                    --           20,327,045
 Proceeds from Exercise of Stock Options and Warrants                      67,625          1,372,256
 Repayments of Notes Payable                                                 --                 (863)
                                                                     ------------       ------------
                Net Cash Provided by Financing Activities                  67,625         21,698,438
                                                                     ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (31,705,989)         3,730,176

Cash and Cash Equivalents:
 Beginning of Period                                                   35,183,919          2,367,764
                                                                     ------------       ------------
 End of Period                                                       $  3,477,930       $  6,097,940
                                                                     ============       ============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                            $      2,580       $      2,472

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                                    Form 10-Q

                                October 31, 1996

                   Notes to Consolidated Financial Statements


1.     BASIS OF PRESENTATION

 The unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's July 31, 1996 Annual Report to Shareholders.

 The information furnished reflects, in the opinion of the management of Angeion Corporation, all adjustments, (of only a normally recurring nature), necessary to present a fair statement of the results for the interim periods presented.


2.     NET LOSS PER SHARE

 Net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares representing convertible preferred stock and common stock warrants and options were excluded in the fiscal 1995 and 1996 periods presented due to their anti-dilutive effect.



3.  PUBLIC OFFERINGS

In July 1996, the Company completed a public offering of 4.2 million shares of newly issued common stock for proceeds of $27,401,887. In March 1996, an additional $11,630,337 in net proceeds was received from the net exercise of warrants. On August 2, 1995, the Company completed a public offering of 3.4 million shares of newly issued common stock for proceeds of $20,327,045, net of expenses. The Company has used and will continue to apply the net proceeds of the sale of the securities for research and development and leasehold improvements, and general corporate purposes, including working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's operations consist of the research and development efforts of its two divisions, the implantable cardioverter defibrillator group and the catheter ablation group. These divisions are developing medical devices to treat various types of arrhythmias (irregular heartbeats). Effective November 1, 1995, the Company established a European subsidiary, Angeion Europe Ltd. ("Angeion Europe"), to facilitate clinical studies of its implantable cardioverter defibrillators ("ICDs") and expand its European business activities. For the same reasons, a German subsidiary, Angeion GmbH, has been established during the quarter ended October 31, 1996. The results of the subsidiaries' operations are included in the consolidated financial statements of the Company.


RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1995

Net sales increased from $155,330 in the quarter ended October 31, 1995 to $1,723,045 in the quarter ended October 31, 1996. The increase was due to the initiation of sales of defibrillator products, primarily to Pacesetter, Inc., a subsidiary of St. Jude Medical, and sales in connection with European sales and U.S. clinical studies. St. Jude Medical, the Company's distribution partner, recently announced that it intends to acquire Ventritex, Inc., a company that makes defibrillator products competitive with the Company's products. Although the full impact of the acquisition, if consummated, is not known at this time, the Company anticipates that it will eventually result in the dissolution of the OEM distribution relationship with St. Jude. See "Legal Proceedings" below. The Company therefore intends to accelerate the development of its own sales force and begin the process of establishing other distribution relationships. Nevertheless, until such time as the Company is able to develop fully its own sales force and establish other distribution relationships, net sales are expected to grow at a slower rate than originally planned.

Manufacturing expense increased from $624,873 in the quarter ended October 31, 1995 to $1,617,698 in the quarter ended October 31, 1996. The increase was due to the cost of products sold during the period, as well as start-up costs associated with the establishment of the Company's manufacturing operations.

Research and development expenses increased from $2,166,656 in the quarter ended October 31, 1995 to $3,563,124 in the quarter ended October 31, 1996. This increase was due to an acceleration of research and development activity on the Sentinel series of implantable cardioverter defibrillators. Research and development activity related to the development of the Sentinel series accounted for $3,179,229 of the expense for the quarter ended October 31, 1996, while the catheter ablation development activities accounted for $383,895 of the expense. Research and development expenses will continue to increase, reflecting the Company's intent to move these and other new products through their development and human clinical studies as rapidly as possible during fiscal 1997.

Selling, general and administrative expense increased from $663,819 in the quarter ended October 31, 1995 to $1,032,621 in the quarter ended October 31, 1996. This increase was primarily due to an increase in payroll expenses and initiation of marketing activities related to the Company's transition from a development stage company to an operating company.

Interest income increased from $320,775 in the quarter ended October 31, 1995 to $548,751 in the quarter ended October 31, 1996. The increase of $245,976 was due to higher average invested cash balances in the quarter ended October 31, 1996, compared to the quarter ended October 31, 1995.

The net loss for the quarter ended October 31, 1996 was $3,970,701, or $.14 per share, compared to a net loss of $3,008,565, or $.14 per share for the quarter ended October 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have related to, and are expected to continue to relate to, expansion of clinical studies, research and development activities of its ICD and catheter ablation divisions, scale-up and expansion of the Company's manufacturing and marketing activities, general corporate purposes including working capital, and the potential acquisition of businesses, products and technologies. The Company has financed its liquidity needs over the last three fiscal years through the sale of common stock and other equity securities, and notes payable.

Net cash used in operating activities was $5,293,247 and $2,514,144 in the quarters ended October 31, 1996 and 1995, respectively. The cash used during these periods was primarily related to research and development activities of the Company's ICD and catheter ablation divisions (including clinical studies) and, during the quarter ended October 31, 1996, was also related to the build-up of inventory and increased selling and marketing expenses. These increases were partially offset by increases in accounts payable and accrued expenses, as the Company expanded its manufacturing and marketing activities.

The Company's expenditures for fixed assets were $598,250 for the quarter ended October 31, 1996, and $234,715 for the same period in 1995. Fixed asset expenditures related primarily to computer equipment, office furniture, production equipment for the ICD division and research and development equipment. As the Company expands its ICD production and catheter ablation research capabilities, fixed asset expenditures are expected to continue to increase.

At October 31, 1996, the Company had cash and cash equivalents of $3,477,930, and marketable securities of $33,250,407. In July 1996, the Company completed a public offering of 4.2 million shares of newly issued common stock for proceeds of $27,401,887. In March 1996, an additional $11,630,337 in net proceeds was received from the net exercise of warrants. In August 1995, the Company completed a public offering of 3.4 million shares of common stock that resulted in net proceeds of $20,327,045.

The Company may need additional capital depending on a number of factors, including: progress with clinical studies; time and costs involved in obtaining regulatory approvals; costs involved in filing, prosecuting and enforcing patents or defending against patent infringement claims; competing technological and market developments; costs of manufacturing and marketing scale-up; potential acquisitions of businesses, products, and technologies and the impact of the acquisition by St. Jude Medical, the Company's distribution partner, of Ventritex, Inc. (See discussion below.) There can be no assurance however, that any required additional capital would be available on acceptable terms, if at all, and the failure to obtain any additional capital would have a material adverse effect on the Company.


CERTAIN IMPORTANT FACTORS

This Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on the variety of factors, including the following: the expectation that the Company will continue to incur additional operating losses and net losses over the next few years and the fluctuation in the Company's operating results; the impact of competition in the ICD market; new product development cycles and the market acceptance of the Company's products; the Company's ability to protect its intellectual property rights and to resolve an intellectual property disputes on reasonable terms; the Company's ability to meet any obligations that might be asserted as applicable under, and the impact of the Pacesetter-Ventritex acquisition on, the previous agreements with Pacesetter, and the ability of the Company to continue to build its own clinical and distribution networks.


                                     PART II



ITEM 1.    LEGAL PROCEEDINGS.

           On November 20, 1996, the Company delivered to St. Jude Medical a formal notice of recission and termination of the OEM Marketing Agreement and the License Agreement, each dated February 4, 1993 (collectively, the "Agreements"), between the Company and Pacesetter, Inc., a wholly owned subsidiary of St. Jude Medical ("Pacesetter"). This notice of recission and termination was based, among other things, on the fact that Pacesetter had fraudulently induced the Company to enter into the Agreements by failing to disclose that Pacesetter might have pre-existing obligations to sublicense certain of the Company's patents to Medtronic, Inc. and that Pacesetter had materially breached the License Agreement in connection with its attempt to grant sublicenses in such patents to third parties. Pacesetter responded to this notice by filing an action in Minnesota District Court to have the court declare the Agreements to be valid, enforceable and of full effect and find that Pacesetter is entitled to reimbursement of approximately $775,000 for overpayments of product purchases.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibit 27.1 Financial Data Schedule

     (b)      No Form 8-K was filed during the quarter ended October 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ANGEION CORPORATION


Dated:  December 6, 1996                 By /s/ David L. Christofferson
                                            ------------------------------------
                                            David L. Christofferson
                                            Vice President of Finance (principal
                                            financial and accounting officer)


                               ANGEION CORPORATION

                       Exhibit Index to Form 10-Q for the

                     Quarterly Period Ended October 31, 1996



Item No.               Title                              Method of Filing
--------               -----                              ----------------

27.1           Financial Data Schedule             Filed herewith electronically