Form 10-Q
period 1997-01-31
ANGEION CORP/MN
filed 1997-03-14
CIK 815093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 1997

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

                                  YES_X_. NO___.

            Common Stock, par value $.01 per share: 28,764,957 shares
                        outstanding as of March 10, 1997



                          PART I. FINANCIAL INFORMATION

ITEM       DESCRIPTION                                              Page(s)
----       -----------                                              -------

1.         FINANCIAL STATEMENTS.

           Consolidated Balance Sheets (unaudited)                      1
           - January 31, 1997 and July 31, 1996.

           Consolidated Statements of Operations (unaudited)            2
           - For the Three and Six Months Ended
             January 31, 1997 and 1996.

           Consolidated Statements of Cash Flows (unaudited)            3
           - For the Six Months Ended January 31, 1997 and 1996.

           Notes to Consolidated Financial Statements (unaudited).      4


2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.                         5-7


                    PART II. OTHER INFORMATION


1.         LEGAL PROCEEDINGS.                                           8


4.         SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS.                                            8-9


6.         EXHIBITS AND REPORTS ON FORM 8-K.                            9


           Signatures.                                                  10



                               ANGEION CORPORATION

                           Consolidated Balance Sheets
                       January 31, 1997 and July 31, 1996
                                   (unaudited)

                                                                  January 31,        July 31,
                                                                     1997              1996
ASSETS                                                           ------------      ------------
Current Assets:
      Cash and Cash Equivalents                                  $    790,955      $ 35,183,919
      Short-Term Marketable Securities                             14,848,506         7,368,290
      Accounts Receivable:
           Trade, less allowance for doubtful accounts of
           zero and $60,758                                         1,202,512         2,330,742
           Other                                                      180,499           164,009
      Inventories                                                   8,093,629         3,949,350
      Prepaid Expenses and Other Current Assets                       605,492           159,112
                                                                 ------------      ------------

           TOTAL CURRENT ASSETS                                    25,721,593        49,155,422

Long-Term Marketable Securities                                    12,462,367              --
Property and Equipment, Net                                         6,428,511         4,819,820
Patents and Trademarks, Net                                           944,816         1,079,785
Other Assets                                                          116,460           128,869
                                                                 ------------      ------------

           TOTAL ASSETS                                          $ 45,673,747      $ 55,183,896
                                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts Payable                                              1,731,398         2,970,237
      Accrued Payroll, Vacation and Related Costs                     756,191           607,700
      Other Accrued Expenses                                        1,330,250           642,287
      Deferred Income                                                 731,250              --
                                                                 ------------      ------------

           TOTAL CURRENT LIABILITIES                                4,549,089         4,220,224

Long-Term Debt                                                      1,500,000         1,500,000
                                                                 ------------      ------------

           TOTAL LIABILITIES                                        6,049,089         5,720,224
                                                                 ------------      ------------

Shareholders' Equity:
      Class A Convertible Preferred Stock, $.01 par value
        Authorized 1,475,000 shares; issued and outstanding
        875,000 shares at January 31, 1997 and July 31, 1996            8,750             8,750
      Common Stock, $.01 par value.  Authorized
        35,000,000 shares; issued and outstanding
        28,754,457 shares at January 31, 1997,
        and 28,641,707 shares at July 31, 1996                        287,545           286,417
      Additional Paid-In Capital                                   92,024,916        91,536,256
      Cumulative Translation Adjustment                                (7,541)             --
      Accumulated Deficit                                         (52,689,012)      (42,367,751)
                                                                 ------------      ------------

           TOTAL SHAREHOLDERS' EQUITY                              39,624,658        49,463,672
                                                                 ------------      ------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 45,673,747      $ 55,183,896
                                                                 ============      ============

See accompanying notes to consolidated financial statements.



                               ANGEION CORPORATION

                      Consolidated Statements of Operations
              Three and Six Months Ended January 31, 1997 and 1996
                                   (Unaudited)

                                                 Three Months Ended                    Six Months Ended
                                                     January 31,                          January 31,
                                                1997             1996              1997               1996
                                           ------------      ------------      ------------      ------------
Net Sales                                  $    766,406      $    267,029      $  2,489,451      $    422,359

Operating Expenses:
     Manufacturing                            1,758,117           599,926         3,375,815         1,224,798
     Research & Development                   4,019,066         1,941,290         7,582,190         4,107,946
     Selling, General & Administrative        1,754,795           848,363         2,787,416         1,512,183
                                           ------------      ------------      ------------      ------------

         Total Operating Expenses             7,531,978         3,389,579        13,745,421         6,844,927
                                           ------------      ------------      ------------      ------------

          OPERATING LOSS                     (6,765,572)       (3,122,550)      (11,255,970)       (6,422,568)
                                           ------------      ------------      ------------      ------------

Other Income (Expense):
     Interest Income                            444,490           278,199           993,241           598,975
     Interest Expense                           (29,478)          (29,283)          (58,532)          (58,606)
                                           ------------      ------------      ------------      ------------

         Other Income                           415,012           248,916           934,709           540,369
                                           ------------      ------------      ------------      ------------

         NET LOSS                          $ (6,350,560)     $ (2,873,634)     $(10,321,261)     $ (5,882,199)
                                           ============      ============      ============      ============


         NET LOSS PER SHARE                $       (.22)     $       (.13)     $       (.36)     $       (.28)
                                           ============      ============      ============      ============

Weighted Average Number of Shares
     Outstanding                             28,715,609        21,375,280        28,683,529        21,279,421
                                           ============      ============      ============      ============

See accompanying notes to consolidated financial statements.



                               ANGEION CORPORATION

                      Consolidated Statements of Cash Flows
                   Six Months Ended January 31, 1997 and 1996
                                   (Unaudited)

                                                                      1997            1996
                                                                  ------------    ------------
OPERATING ACTIVITIES:

 Net Loss                                                         $(10,321,261)   $ (5,882,199)

 Adjustments to Reconcile Net Loss
 to Net Cash Used in Operating Activities:
       Depreciation and Amortization                                   827,658         393,680
       Compensation Expense on Grant of Stock and Stock Options        262,238         349,223

       Changes in Operating Assets and Liabilities:
           Accounts Receivable                                       1,111,740        (180,140)
           Inventories                                              (4,144,279)     (1,294,489)
           Prepaid Expenses and Other Current Assets                  (446,380)          8,246
           Accounts Payable                                         (1,238,839)        890,372
           Accrued Expenses                                          1,567,704         101,128
                                                                  ------------    ------------
                Net Cash Used in Operating Activities              (12,381,419)     (5,614,179)
                                                                  ------------    ------------


INVESTING ACTIVITIES:

 Purchase of Short-Term Investments                                 11,400,000            --
 Proceeds from Maturities of Short-Term Investments                (31,342,583)    (11,398,188)
 Payments for Purchases of Property and Equipment                   (2,288,971)     (1,191,649)
 Increase in Other Assets                                                 --          (231,733)
                                                                  ------------    ------------
                Net Cash Used in Investing Activities              (22,231,554)    (12,821,570)
                                                                  ------------    ------------


FINANCING ACTIVITIES:

 Proceeds from Issuance of Common Stock and Warrants, Net                 --        20,327,045
 Proceeds from Exercise of Stock Options and Warrants                  227,550       2,107,506
 Repayments of Capital Lease Obligation and Note Payable                  --            (1,764)
                                                                  ------------    ------------
                Net Cash Provided by Financing Activities              227,550      22,432,787
                                                                  ------------    ------------


EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                    (7,541)           --


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (34,392,964)      3,997,038

Cash and Cash Equivalents:
 Beginning of Period                                                35,183,919       2,367,764
                                                                  ------------    ------------
 End of Period                                                    $    790,955    $  6,364,802
                                                                  ============    ============

Supplemental Disclosure of Cash Flow Information:
 Cash Paid During the Period for Interest                         $      5,160    $      4,906
                                                                  ============    ============

See accompanying notes to financial statements.




                               ANGEION CORPORATION

                                    Form 10-Q

                                January 31, 1997

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

The information furnished reflects, in the opinion of the management of Angeion Corporation, all material adjustments, consisting only of normally recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.



2. FOREIGN CURRENCY TRANSLATION

The functional currency and denomination of all sales transactions of Angeion Europe Ltd. are the U.S. dollar. Accordingly, the financial statements of Angeion Europe Ltd., which are maintained in the local currency, are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, FOREIGN CURRENCY TRANSLATION. All exchange gains or losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollars are recognized currently in income.

The financial statements of Angeion GmbH, whose functional currency is the German Mark, are translated at current rates of exchange for net accounts and at average exchange rates for the period for items of Income and Expense. The resulting translation adjustments are recorded directly into a separate component of shareholders equity.



3. NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares representing convertible preferred stock and common stock warrants and options were excluded in the fiscal 1995 and 1996 periods presented due to their anti-dilutive effect.



4. PUBLIC OFFERINGS

In July 1996, the Company completed a public offering of 4.2 million shares of newly issued Common Stock for net proceeds of $27,401,887. In March 1996, an additional $11,630,337 in net proceeds were received from the net exercise of warrants. On August 2, 1995, the Company completed a public offering of 3.4 million shares of newly issued Common Stock for proceeds of $20,327,045, net of expenses. The Company has used and will continue to apply the net proceeds of the sale of securities for research and development, leasehold improvements, and general corporate purposes, including working capital.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The Company's operations consist of the research and development efforts of its two divisions, the implantable cardioverter defibrillator group and the catheter ablation group. These divisions are developing medical devices to treat various types of arrhythmias (abnormal heartbeats). Effective November 1, 1995, the Company established a European subsidiary, Angeion Europe Ltd. ("Angeion Europe"), to facilitate clinical studies of its implantable cardioverter defibrillators ("ICD's") and expand its European business activities. For the same reasons, a German subsidiary, Angeion GmbH, was established during the quarter ended October 31, 1996. The results of the subsidiaries' operations are included in the consolidated financial statements of the Company.



RESULTS OF OPERATIONS


THREE MONTHS ENDED JANUARY 31, 1997, COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1996

Net sales increased 187 percent to $766,406 in the three months ended January 31, 1997 from $267,029 in the same period of fiscal 1996. This increase was due to increased sales in Europe as well as increased U.S. clinical activity and was partially offset by cessation of OEM sales to Pacesetter, Inc., a subsidiary of St. Jude Medical. In October 1996, St. Jude Medical, the Company's distribution partner, announced its intention to acquire Ventritex, Inc., a company that manufactures and markets defibrillator products similar to the Company's products. Although the full impact of the acquisition, which is currently pending, is not known at this time, the Company anticipates that the acquisition, if consummated, will eventually result in the dissolution of the OEM distribution relationship with St. Jude. See "Legal Proceedings" below. The Company has accelerated the development of its own sales force and is in the process of evaluating and establishing other distribution relationships. Nevertheless, until such time as the Company is able to develop fully its own sales force and establish other distribution relationships, net sales are expected to grow at a slower rate than originally planned.

Manufacturing expense increased 193 percent to $1,758,117 in the three months ended January 31, 1997 from $599,926 in the same period of fiscal 1996. Included in manufacturing expense is the standard cost of products sold and the start-up costs associated with the establishment of the manufacturing operation, which include unfavorable manufacturing variances and excess capacity.

Research and development expense increased 107 percent to $4,019,066 in the three months ended January 31, 1997 from $1,941,290 in the same period of fiscal 1996. The Company continues to focus its research and development activities on its series of ICDs, which represent $3,544,620 of the recorded expense, and its catheter ablation development activities, which represent $474,446 of expense. The Company anticipates that research and development expense will continue to increase, reflecting the Company's intent to simultaneously move current products through development and human clinical studies as rapidly as possible; introduce enhancements to current products; and accelerate the development of a fifth generation ICD.

Selling, general and administrative expense increased 107 percent to $1,754,795 in the three months ended January 31, 1997 from $848,363 in the same period of fiscal 1996. This increase relates primarily to the addition of the two wholly-owned subsidiaries in Germany and in the U.K. as well as payroll expense related to the addition of staff in the United States. Selling expense is expected to continue to increase as the Company accelerates development of a U.S. direct sales force during the next six months.

Interest income increased 60 percent to $444,490 in the three months ended January 31, 1997 from $278,199 in the same period in fiscal 1996. This increase was due to an increase in the average balance of cash, cash equivalents and marketable securities in the quarter ended January 31, 1997 compared to the same period in fiscal 1996.

SIX MONTHS ENDED JANUARY 31, 1997, COMPARED TO THE SIX MONTHS ENDED JANUARY 31, 1996

Net sales increased 489 percent to $2,489,451 in the six months ended January 31, 1997 from $422,359 in the same period in fiscal 1996. This increase was due to increased sales in Europe as well as increased U.S. clinical activity. This increase was also due to increased OEM sales to Pacesetter, Inc. in the three months ended October 31, 1996, although these OEM sales were cessation in the three months ended January 31, 1997, following St. Jude Medical's announced intention to acquire Ventritex, Inc. as described above.

Manufacturing expense increased 176 percent to $3,375,815 in the six months ended January 31, 1997 from $1,224,798 in the same period in fiscal 1996. Included in manufacturing expense is standard cost of products sold and expense associated with the manufacturing start-up and expansion of manufacturing capacity.

Research and development expense increased 85 percent to $7,582,190 in the six months ended January 31, 1997 from $4,107,946 in the same period in fiscal 1996. That increase resulted from increased expense in U.S. clinical studies as well as ongoing development of ICD and catheter ablation technologies.

Selling, general and administrative expense increased 84 percent to $2,787,416 in the six months ended January 31, 1997 from $1,512,183 in the same period in fiscal 1996. The increase in selling expense was a result of international expansion and development of the U.S. marketing organization. General and administrative expenditures increased primarily due to higher legal costs and expenses to support a growing employee base.

Interest income increased 66 percent to $993,241 in the six months ended January 31, 1997 from $598,975 in the same period in fiscal 1996, due to higher average invested cash, cash equivalents and marketable securities balances.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have related to, and are expected to continue to relate to, expansion of clinical studies; research and development activities of its ICD and catheter ablation divisions; scale-up and expansion of the Company's manufacturing and marketing activities; general corporate purposes including working capital; and the potential acquisition of businesses, products and technologies. The Company has financed its liquidity needs during the last three fiscal years through the sale of Common Stock and other equity securities, and notes payable.

Net cash used in operating activities was $12,381,419 and $5,614,179 in the six-month periods ended January 31, 1997 and 1996, respectively. The cash used during these periods was primarily related to the research and development activities of the Company's ICD and catheter ablation divisions (including clinical studies) and, during the six-month period ended January 31, 1997, was also related to the build-up of inventory and increased sales and marketing expenses.

The Company's expenditures for fixed assets were $2,288,971 for the six-month period ended January 31, 1997 and $1,191,649 for the same period in 1996. Fixed asset expenditures related primarily to computer equipment, office furniture, production equipment for the ICD division, and research and development equipment. As the Company expands its ICD production and catheter ablation development capabilities, fixed asset expenditures are expected to continue to increase.

At January 31, 1997, the Company had cash and cash equivalents of $790,955 and marketable securities of $27,310,873. In July 1996, the Company completed a public offering of Common Stock that resulted in net proceeds of $27,401,887. In March 1996, an additional $11,630,337 in net proceeds were received from the exercise of warrants. In August 1995, the Company completed a public offering of Common Stock that resulted in net proceeds of $20,327,045.

Assuming the Company's operations progress as anticipated (of which there can be no assurance), the Company believes that its existing balances of cash, cash equivalents and marketable securities, along with cash generated from operations, should provide sufficient capital for approximately the next 12 to 14 months. To the extent that the Company's operations do not progress as anticipated, however, additional capital may be needed sooner. The timing of the Company's capital needs and the amount of capital needed will depend on a number of factors, including: progress with clinical studies; time and costs involved in obtaining regulatory approvals; costs involved in filing, prosecuting and enforcing patents or defending against patent infringement claims; competing technological and market developments; costs of manufacturing and marketing scale-up; potential acquisitions of businesses, products, and technologies; the impact of the acquisition by St. Jude Medical of Ventritex, Inc.; the ability of the Company to build its own clinical and distribution networks; and the Company's ability to secure alternative OEM distribution channels. The Company has activities underway to obtain its required capital, however there can be no assurance that any required additional capital would be available on acceptable terms, if at all, and the failure to obtain any additional capital would have a material adverse effect on the Company.


CERTAIN IMPORTANT FACTORS

This Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including the following: the expectation that the Company will continue to incur additional operating losses and net losses over the next few years; the fluctuation in the Company's operating results; the impact of competition in the ICD market; new product development cycles and the market acceptance of the Company's products; the Company's ability to protect its intellectual property rights and to resolve any intellectual property disputes on reasonable terms; the Company's ability to meet any obligations that might be asserted as applicable under, and the impact of the Ventritex acquisition on, the previous agreements with Pacesetter; and the ability of the Company to continue to build its own clinical and distribution networks.



PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On November 20, 1996, the Company delivered to St. Jude Medical a formal notice of recission and termination of the OEM Marketing Agreement and the License Agreement, each dated February 4, 1993 (collectively, the "Agreements"), between the Company and Pacesetter, Inc., a wholly-owned subsidiary of St. Jude Medical ("Pacesetter"). Pacesetter responded to this notice by filing an action in Minnesota District Court to have the court declare the Agreements to be valid, enforceable and of full effect. The parties are currently in the process of attempting to resolve this dispute and effect a dissolution of their distribution relationship.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Shareholders of the Company was held on December 11, 1996. The following matters were voted on and approved by the Company's shareholders at the Annual Meeting. The tabulation of votes with respect to each of the following matters voted on at the Annual Meeting is set forth as follows:

                                    For          Against       Abstain    Broker Non-Vote
                                  -------        -------       -------    ---------------

1.    ELECTION OF DIRECTORS

      Whitney A. McFarlin        26,043,319       180,164

      Arnold A. Angeloni         26,041,194       182,289

      Dennis E. Evans            26,031,271       192,212

      Lyle D. Joyce, M.D., Ph.D  26,045,894       177,589

      Joseph C. Kiser, M.D       26,035,944       187,539

      Donald D. Maurer           26,041,644       181,839

      Dennis L. Sellke           26,040,544       182,939

      Glen Taylor                26,037,194       186,289


2.    AMEND THE COMPANY'S ARTICLES OF INCORPORATION TO INCREASE THE NUMBER OF
      AUTHORIZED SHARES OF COMMON STOCK FROM 35,000,000 TO 50,000,000.

                                 23,789,706     1,622,338       110,706        700,733


3.    AMEND THE COMPANY'S 1993 STOCK INCENTIVE PLAN TO INCREASE THE NUMBER OF
      SHARES RESERVED FOR ISSUANCE BY 1,500,000.

                                 10,581,007     2,771,280       265,503     12,335,693


4.    AMEND THE 1994 NON-EMPLOYEE DIRECTOR PLAN TO INCREASE THE NUMBER OF SHARES
      RESERVED FOR ISSUANCE BY 100,000.

                                 11,867,824     2,066,163       273,680     12,015,816


5.    RATIFICATION OF KPMG PEAT MARWICK LLP AS AUDITORS FOR THE YEAR ENDING JULY
      31, 1997.

                                 26,010,565       113,690        99,228              0


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


                                      ANGEION CORPORATION


Dated:  March 14, 1997      By /s/ David L. Christofferson
                                   David L. Christofferson
                                   Chief Financial Officer
                                   Vice President of Finance
                                    (principal financial and accounting officer)