Form 10-Q
period 1997-04-30
ANGEION CORP/MN
filed 1997-06-13
CIK 815093

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 1997

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

                               YES __X__.  NO ____.

            Common Stock, par value $.01 per share: 30,223,583 shares
                         outstanding as of June 09, 1997



                          PART I. FINANCIAL INFORMATION

ITEM       DESCRIPTION                                                  Page(s)
----       -----------                                                  -------

1.         FINANCIAL STATEMENTS.

           Consolidated Balance Sheets (unaudited)                         1
           - April 30, 1997 and July 31, 1996.

           Consolidated Statements of Operations (unaudited)               2
           - For the Three and Nine Months Ended
             April 30, 1997 and 1996.

           Consolidated Statements of Cash Flows (unaudited)               3
           - For the Nine Months Ended April 30, 1997 and 1996.

           Notes to Consolidated Financial Statements (unaudited).         4


2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.                          5 - 7


                    PART II. OTHER INFORMATION


1.         LEGAL PROCEEDINGS.                                              8


6.         EXHIBITS AND REPORTS ON FORM 8-K.                               8


           Signature.                                                      9



                               ANGEION CORPORATION

                           Consolidated Balance Sheets
                        April 30, 1997 and July 31, 1996
                                   (unaudited)
                                                                  April 30,          July 31,
ASSETS                                                              1997              1996
------                                                          ------------      ------------
Current Assets:
      Cash and Cash Equivalents                                 $  3,057,068      $ 35,183,919
      Short-Term Marketable Securities                             5,518,338         7,368,290
      Accounts Receivable:
           Trade, less allowance for doubtful accounts of
           zero and $60,758                                        1,163,971         2,330,742
           Other                                                     235,746           164,009
      Inventories                                                  8,696,390         3,949,350
      Prepaid Expenses and Other Current Assets                      299,117           159,112
                                                                ------------      ------------

           TOTAL CURRENT ASSETS                                   18,970,630        49,155,422

Long-Term Marketable Securities                                   12,472,561              --
Property and Equipment, Net                                        6,672,074         4,819,820
Patents and Trademarks, Net                                          877,331         1,079,785
Other Assets                                                         110,256           128,869
                                                                ------------      ------------

           TOTAL ASSETS                                         $ 39,102,852      $ 55,183,896
                                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts Payable                                             1,554,747         2,970,237
      Accrued Payroll, Vacation and Related Costs                  1,053,484           607,700
      Other Accrued Expenses                                       1,048,807           642,287
      Deferred Income                                                731,250              --
                                                                ------------      ------------

           TOTAL CURRENT LIABILITIES                               4,388,288         4,220,224

Long-Term Debt                                                     1,500,000         1,500,000
                                                                ------------      ------------

           TOTAL LIABILITIES                                       5,888,288         5,720,224
                                                                ------------      ------------

Shareholders' Equity:
      Class A Convertible Preferred Stock, $.01 par value .
        Authorized 1,475,000 shares; issued and outstanding
        875,000 shares at April 30, 1997 and July 31, 1996             8,750             8,750
      Common Stock, $.01 par value. Authorized
        50,000,000 shares; issued and outstanding
        28,850,957 shares at April 30, 1997,
        and 28,641,707 shares at July 31, 1996                       288,510           286,417
      Additional Paid-In Capital                                  92,405,174        91,536,256
      Cumulative Translation Adjustment                              (16,444)             --
      Accumulated Deficit                                        (59,471,426)      (42,367,751)
                                                                ------------      ------------

           TOTAL SHAREHOLDERS' EQUITY                             33,214,564        49,463,672
                                                                ------------      ------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 39,102,852      $ 55,183,896
                                                                ============      ============

See accompanying notes to consolidated financial statements.



                               ANGEION CORPORATION

                      Consolidated Statements of Operations
               Three and Nine Months Ended April 30, 1997 and 1996
                                   (Unaudited)


                                                  Three Months Ended                  Nine Months Ended
                                                       April 30,                          April 30,
                                                1997             1996              1997               1996
                                           ------------      ------------      ------------      ------------
Net Sales                                  $  1,004,661      $    452,600      $  3,494,112      $    874,959


Operating Expenses:
     Manufacturing                            1,871,200         1,053,444         5,247,015         2,278,242
     Research & Development                   4,629,296         2,808,202        12,211,486         6,717,469
     Selling, General & Administrative        1,589,600         1,121,314         4,377,016         2,832,177

         Total Operating Expenses             8,090,096         4,982,960        21,835,517        11,827,888
                                           ------------      ------------      ------------      ------------

         OPERATING LOSS                      (7,085,435)       (4,530,360)      (18,341,405)      (10,952,929)
                                           ------------      ------------      ------------      ------------


Other Income (Expense):
     Interest Income                            332,336           279,905         1,325,577           878,879
     Interest Expense                           (29,315)          (29,088)          (87,847)          (87,694)
                                           ------------      ------------      ------------      ------------
         Other Income                           303,021           250,817         1,237,730           791,185
                                           ------------      ------------      ------------      ------------

         NET LOSS                          $ (6,782,414)     $ (4,279,543)     $(17,103,675)     $(10,161,744)
                                           ============      ============      ============      ============


         NET LOSS PER SHARE                $       (.24)     $       (.18)     $       (.60)     $       (.46)
                                           ============      ============      ============      ============


Weighted Average Number of Shares
     Outstanding                             28,776,006        23,301,937        28,713,677        21,953,593
                                           ============      ============      ============      ============

See accompanying notes to consolidated financial statements.



                               ANGEION CORPORATION

                      Consolidated Statements of Cash Flows
                For the Nine Months Ended April 30, 1997 and 1996
                                   (Unaudited)

                                                                          1997              1996
                                                                      ------------      ------------
OPERATING ACTIVITIES:
     Net Loss                                                         $(17,103,675)     $(10,161,744)

     Adjustments to Reconcile Net Loss
     to Net Cash Used in Operating Activities:
         Depreciation and Amortization                                   1,299,821           684,412
         Compensation Expense on Grant of Stock and Stock Options          436,750           485,237

         Changes in Operating Assets and Liabilities:
             Accounts Receivable                                         1,095,034          (401,913)
             Inventories                                                (4,747,040)       (2,510,489)
             Prepaid Expenses and Other Current Assets                    (140,005)           21,683
             Accounts Payable                                           (1,415,490)          942,246
             Accrued Expenses                                            1,589,744           416,580
                                                                      ------------      ------------
                 Net Cash Used in Operating Activities                 (18,984,861)      (10,523,988)
                                                                      ------------      ------------


INVESTING ACTIVITIES:

     Purchase of Marketable Securities                                 (31,522,609)       (7,328,201)
     Proceeds from Maturities of Marketable Securities                  20,900,000              --
     Payments for Purchases of Property and Equipment                   (2,931,008)       (2,543,497)
     Increase in Other Assets                                                 --            (322,023)
                                                                      ------------      ------------
                Net Cash Used in Investing Activities                  (13,553,617)      (10,193,721)
                                                                      ------------      ------------


FINANCING ACTIVITIES:

     Proceeds from Issuance of Common Stock and Warrants, Net                 --          20,327,045
     Proceeds from Exercise of Stock Options and Warrants                  434,260        12,815,116
     Repayments of Capital Lease Obligation and Note Payable                  --              (2,706)
                                                                      ------------      ------------
                Net Cash Provided by Financing Activities                  434,260        33,139,455
                                                                      ------------      ------------


EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                       (22,633)             --


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (32,126,851)       12,421,746

Cash and Cash Equivalents:
     Beginning of Period                                                35,183,919         2,367,764
                                                                      ------------      ------------
     End of Period                                                    $  3,057,068      $ 14,789,510
                                                                      ============      ============

Supplemental Disclosure of Cash Flow Information:
     Cash Paid During the Period for Interest                         $     87,847      $     60,843
                                                                      ============      ============

See accompanying notes to financial statements.




                               ANGEION CORPORATION

                                    Form 10-Q

                                 April 30, 1997

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


RESULTS OF OPERATIONS


THREE MONTHS ENDED APRIL 30, 1997, COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1996

Net sales increased 122 percent to $1,004,661 in the three months ended April 30, 1997 from $452,600 in the same period of fiscal 1996. This increase was due to increased sales in Europe as well as increased U.S. clinical activity.

Manufacturing expense increased 78 percent to $1,871,200 in the three months ended April 30, 1997 from $1,053,444 in the same period of fiscal 1996. Included in manufacturing expense is the standard cost of products sold and the start-up costs associated with the establishment of the manufacturing operation, which include unfavorable manufacturing variances and excess capacity.

Research and development expense increased 65 percent to $4,629,296 in the three months ended April 30, 1997 from $2,808,202 in the same period of fiscal 1996. The Company continues to focus the majority of its research and development activities on its series of ICDs, which represent $4,159,588 of the current quarterly expense, and its catheter ablation development activities, which represent $469,708 of expense. The Company anticipates that research and development expense will continue to increase, reflecting the Company's intent to simultaneously move current products through development and human clinical studies as rapidly as possible; introduce enhancements to current products; and accelerate the development of a fifth generation ICD.

Selling, general and administrative expense increased 42 percent to $1,589,600 in the three months ended April 30, 1997 from $1,121,314 in the same period of fiscal 1996. This increase relates primarily to the expansion of the two wholly-owned subsidiaries in Germany and in the U.K. as well as payroll expense related to the addition of staff in the United States. Selling expense is expected to continue to increase as the Company accelerates development of a U.S. direct sales force during the next six months.

Interest income increased 19 percent to $332,336 in the three months ended April 30, 1997 from $279,905 in the same period in fiscal 1996. This increase was due to an increase in the average balance of cash, cash equivalents and marketable securities in the quarter ended April 30, 1997 compared to the same period in fiscal 1996.


NINE MONTHS ENDED APRIL 30, 1997, COMPARED TO THE NINE MONTHS ENDED APRIL 30,
1996

Net sales increased 299 percent to $3,494,112 in the nine months ended April 30, 1997 from $874,959 in the same period in fiscal 1996. This increase was due to increased sales in Europe as well as increased U.S. clinical activity. This increase was also due to increased OEM sales to Pacesetter, Inc. in the three months ended October 31, 1996, although these OEM sales ceased following the October 1996 announcement by St. Jude Medical, Inc. (St. Jude) of its intention to acquire Ventritex, Inc., a company that manufactures and markets defibrillator products similar to the Company's products. The St. Jude acquisition of Ventritex, was completed on May 15, 1997. On May 19, 1997, Angeion announced that a cross licensing agreement it signed with St. Jude on April 2, 1997 became effective. This agreement replaces Angeion's earlier cross licensing agreement of February 1993, and formally dissolves Angeion's OEM relationship with St. Jude. See "Legal Proceedings" below. The Company has accelerated the development of its own sales force and is in the process of evaluating and establishing other distribution relationships. Nevertheless, until such time as the Company is able to develop fully its own sales force and establish other distribution relationships, net sales are expected to grow at a slower rate than originally planned.

Manufacturing expense increased 130 percent to $5,247,015 in the nine months ended April 30, 1997 from $2,278,242 in the same period in fiscal 1996. Included in manufacturing expense is standard cost of products sold and the start-up expense associated with the establishment of a manufacturing operation and excess capacity.

Research and development expense increased 82 percent to $12,211,486 in the nine months ended April 30, 1997 from $6,717,469 in the same period in fiscal 1996. This increase resulted from increased expense in U.S. clinical studies as well as ongoing development of ICD and catheter ablation technologies.

Selling, general and administrative expense increased 55 percent to $4,377,016 in the nine months ended April 30, 1997 from $2,832,177 in the same period in fiscal 1996. The increase in selling expense was a result of the addition and expansion of two wholly-owned international subsidiaries and development of the U.S. marketing organization. General and administrative expenditures increased primarily due to higher legal costs and expenses to support a growing employee base.

Interest income increased 51 percent to $1,325,577 in the nine months ended April 30, 1997 from $878,879 in the same period in fiscal 1996, due to higher average invested cash, cash equivalents and marketable securities balances.


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

Net cash used in operating activities was $18,984,861 and $10,523,988 in the nine-month periods ended April 30, 1997 and 1996, respectively. The cash used during these periods was primarily related to the research and development activities of the Company's ICD and catheter ablation divisions (including clinical studies) and, during the nine-month period ended April 30, 1997, was also related to the build-up of inventory and increased sales and marketing expenses.

The Company's expenditures for fixed assets were $2,931,008 for the nine-month period ended April 30, 1997 and $2,543,497 for the same period in 1996. Fixed asset expenditures related primarily to computer equipment, office furniture, production equipment for the ICD division, and research and development equipment. As the Company expands its ICD production and catheter ablation development capabilities, fixed asset expenditures are expected to continue to increase.

At April 30, 1997, the Company had cash and cash equivalents of $3,057,068 and marketable securities of $17,990,899. In July 1996, the Company completed a public offering of Common Stock that resulted in net proceeds of $27,401,887.

Assuming the Company's operations progress as anticipated (of which there can be no assurance), the Company believes that its existing balances of cash, cash equivalents and marketable securities, along with cash generated from operations, should provide sufficient capital for approximately the next 9 to 11 months. To the extent that the Company's operations do not progress as anticipated, however, additional capital may be needed sooner. The timing of the Company's capital needs and the amount of capital needed will depend on a number of factors, including: progress with clinical studies; time and costs involved in obtaining regulatory approvals; costs involved in filing, prosecuting and enforcing patents or defending against patent infringement claims; competing technological and market developments; costs of scale-up and expansion of manufacturing and marketing activities; potential acquisitions of businesses, products, and technologies; the ability of the Company to build its own clinical and distribution networks; and the Company's ability to secure alternative OEM distribution channels. The Company has activities underway to obtain its required capital, however there can be no assurance that any required additional capital would be available on acceptable terms, if at all, and the failure to obtain any additional capital would have a material adverse effect on the Company.


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



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has obtained a royalty-free cross license agreement with St. Jude Medical, Inc. and its subsidiaries, Pacesetter, Ventritex and Telectronics. This agreement replaces the OEM marketing and manufacturing agreements and license agreement signed between the Company and Siemens/Pacesetter in 1993 (Pacesetter was later acquired by St. Jude Medical, Inc.) and allows the Company to pursue various distribution relationships with other companies in the medical industry.

Pacesetter's suit against the Company in the U.S. District Court, District of Minnesota, concerning the 1993 License and OEM Agreements and Pacesetters claim for overpayment has been recommended for dismissal for want of prosecution by the Chief Magistrate Judge.

In 1996, the Company and Pacesetter, Inc. jointly sued Cardiac Pacemakers, Inc., in the United States District Court, District of Minnesota, for patent infringement of Pacesetter's bradycardia patents and Company's tachycardia patents. In connection with the Company's patents, the Company has assumed control of that portion of the litigation against CPI. Trial is scheduled for March, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               Item No.       Item                              Method of Filing
               --------       ----                              ----------------

               10.1           Cross-License Agreement            Filed herewith.
                              among St. Jude Medical, Inc.,
                              Pacesetter, Inc. and the
                              Company

               27.1           Financial Data Schedule

          (b) A current report on Form 8-K, dated April 3, 1997, was filed during the three months ended April 30, 1997, pursuant to Item 5. This filing was made in reference to an announcement of the Company's cross licensing agreement with St. Jude Medical, Inc. which became effective upon the completion of St. Jude's merger with Ventritex, Inc.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ANGEION CORPORATION


Dated:  June 13, 1997            By /s/ David L. Christofferson
                                    ------------------------------
                                    David L. Christofferson
                                    Chief Financial Officer
                                    Vice President of Finance
                                    (principal financial and accounting officer)