Form 10-K
period 1997-07-31
ANGEION CORP/MN
filed 1997-10-29
CIK 815093

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 1997              COMMISSION FILE NO. 0-17019

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                                 ---------------

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

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                         PREFERRED STOCK PURCHASE RIGHTS

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       As of October 17, 1997, 30,695,633 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $140,769,213.

       Portions of the Annual Report to Shareholders for the year ended July 31, 1997 (the "1997 Annual Report") are incorporated by reference into Parts II and IV to the extent specific pages are referred to herein. Portions of the Proxy Statement, dated November 7, 1997, for the Annual Meeting of Shareholders to be held December 10, 1997 (the "1997 Proxy Statement"), are incorporated by reference into Part III to the extent specific pages are referred to herein.

================================================================================

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


ITEM 1.  BUSINESS.

(a)      GENERAL DEVELOPMENT OF BUSINESS.

         Angeion Corporation ("Angeion" or the "Company") was incorporated in Minnesota in May 1986 for the purpose of developing, manufacturing and selling medical products. The Company initially used its engineering and manufacturing technologies to custom design and manufacture products to customers' specifications while it devoted its research and development capabilities to designing proprietary products.

         In July 1988, Angeion merged with Verde Ventures Incorporated, a public company organized in March 1987, which had no operations at the time of the merger. Verde Ventures Incorporated, the surviving legal entity, changed its name to Angeion Corporation and has continued the business of the pre-merger Angeion Corporation. In August 1990, the Company established a subsidiary to assume responsibility for the intensified research efforts on the development of a laser catheter ablation system, and in October 1990, the Company acquired a company engaged in the development of an automatic implantable cardioverter defibrillator ("ICD") system. In September 1992, the Company sold all of the assets of the Company's medical accessory products division to Burron Medical Inc., a wholly-owned subsidiary of B. Braun of America, Inc., and focused its resources on development of its laser catheter ablation system and ICD system.

         In February 1993, the Company and Siemens Pacesetter, Inc. ("Pacesetter"), at the time a subsidiary of Siemens Corporation and subsequently acquired by St. Jude Medical, Inc. ("St. Jude"), entered into a strategic relationship pursuant to which Angeion sold to Pacesetter shares of Series A Convertible Preferred Stock and a convertible subordinated debenture, and entered into certain OEM and license agreements. In May 1997, St. Jude acquired Ventritex, Inc. and, in connection with such acquisition, the Company, St. Jude and Pacesetter entered into a Cross-License Agreement and terminated their previous OEM and license agreements. See "Narrative Description of Business--Manufacturing" and "--Intellectual Property." In May 1997, Pacesetter converted the shares of Series A Convertible Preferred Stock and the convertible subordinated debenture into shares of Common Stock.

         In October 1997, the Company entered into a strategic relationship with Synthelabo, a French pharmaceutical company, pursuant to which Synthelabo will purchase Common Stock and warrants from the Company under an Investment and Master Strategic Relationship Agreement (the "Investment Agreement"). In addition, ELA Medical, S.A., a subsidiary of Synthelabo, will market the Company's products in European and Japanese markets and ELA Medical, Inc., another subsidiary of Synthelabo, will form a U.S. joint venture with the Company that will combine the two companies' sales and marketing functions and serve as the U.S. selling organization for both companies. The closing of the Investment Agreement between the Company and Synthelabo is subject to the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. See "Narrative Description of Business -- Recent Developments."

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         The Company operates in a single industry segment: the research, development, manufacture and marketing of medical devices.

(c)      NARRATIVE DESCRIPTION OF BUSINESS.

GENERAL

         Angeion Corporation designs, develops, manufactures and markets products that treat irregular heartbeats (arrhythmias). The Company has developed the SENTINEL(R) series of implantable cardioverter defibrillators ("ICDs"), which it believes are among the smallest and most technologically advanced ICDs in clinical studies or market approved today. ICDs are designed to treat abnormally rapid heartbeats in the ventricular (or lower) chambers of the heart, a condition known as ventricular tachycardia ("VT"), and a severe form of VT known as ventricular fibrillation ("VF"), which if not terminated will lead to sudden cardiac death ("SCD"). ICDs are electronic devices that are implanted within the body and are connected to the heart with defibrillator leads. These devices monitor the patient's heartbeat and, in the event of VT or VF, deliver an electrical shock to return the heartbeat to normal rhythm.

         Following receipt of an Investigational Device Exemption ("IDE") from the U.S. Food and Drug Administration ("FDA"), the Company commenced U.S. clinical studies of its first SENTINEL model, the SENTINEL 2000, in March 1996. In April 1996, the Company received CE Mark approval to market the SENTINEL 2000 in the European Union ("EU"). From September 1996 to March 1997, the Company has received FDA approval to expand its U.S. clinical studies of the SENTINEL 2000 and ANGEFLEX(TM) lead system to 25 centers across the U.S. and to conduct additional patient evaluations; received an IDE for and initiated U.S. clinical studies of the SENTINEL 2010; received CE Mark approval to market its SENTINEL 2011 and 2012 ICD systems in the EU; and received permission to add the SENTINEL models 2011 and 2012 to its U.S. clinical studies and to expand the number of centers across the U.S. to 35. In June 1997, the Company submitted its application for Pre-Market Approval ("PMA") for the SENTINEL 2000 and the SENTINEL 2010 series to the FDA. In October 1997, Angeion initiated U.S. clinical studies of its series of ANGEPASS(TM) single-pass lead systems as part of FDA approved supplement to the Company's previous approved IDE for the two SENTINEL ICDs and ANGEFLEX leads. Through this supplement, the Company has approval to perform clinical trials of two ANGEPASS series of leads.

         The Company is also developing a radio frequency ("RF") catheter ablation system that it believes offers a potential cure for certain forms of atrial arrhythmias (rapid heartbeats originating in the upper chambers of the heart) and a laser catheter ablation system that it believes offers a potential cure for certain forms of VT. The Company received an IDE from the FDA for its RF catheter ablation system. The Company initiated limited clinical studies for its ANGECOOL(TM) RF catheter ablation system in April 1997 and completed this phase in August 1997. The Company is in the process of applying to the FDA for permission to expand the clinicals to more patients and centers across the U.S.

RECENT DEVELOPMENTS

         In October 1997, the Company entered into an Investment and Master Strategic Relationship Agreement ("Investment Agreement") with Synthelabo, a French pharmaceutical company, pursuant to which Synthelabo will purchase $15 million in Common Stock at a price equal to a premium to market price formula with respect to the Common Stock as of the initial closing. In addition, Synthelabo will purchase up to an additional $15 million in Common Stock (in installments of $5 million) at a price equal to a premium to the then current market price formula with respect to the Common Stock upon the achievement by the Company of certain milestones. In connection with each installment of Common Stock purchased, Synthelabo will also receive warrants to purchase, at the applicable investment price, shares of Common Stock equal to 60% of the number of shares purchased. The Investment Agreement generally limits Synthelabo's ownership of Common Stock to 19.9% of the total issued and outstanding shares, subject to anti-dilution adjustments. As part of this investment, Synthelabo will be entitled to certain pre-emptive rights, registration rights and anti-dilution protection and will be subject to certain standstill provisions. Following consummation of the Investment Agreement, Synthelabo will also be entitled to nominate one person to serve as a Director of the Company.

         In connection with the Investment Agreement, the Company also will enter into a Manufacturing and Supply Agreement with ELA Medical, S.A., a subsidiary of Synthelabo ("ELA Medical"), which provides for the marketing and sale of the Company's ICD systems and support equipment by ELA Medical in the European and Japanese markets. The Company's ICD products will be marketed under ELA Medical's trademarks by ELA Medical's established global direct sales and marketing network which services over 20 countries in these territories. In addition, the Company will enter into a Limited Liability Company Operating Agreement with ELA Medical, Inc., another subsidiary of Synthelabo, which will provide for the formation of a U.S.-based joint venture company that will combine the two companies' sales and marketing functions and serve as the U.S. selling organization for both companies. The joint venture company will offer a complete line of cardiac rhythm management products, following U.S. regulatory approvals, including single and dual chamber ICD systems for the rapidly growing tachyarrhythmia management market, as well as already U.S. market-released pacemaker and lead systems for the established bradyarrhythmia market. The joint venture company will be owned 50% by each party, and each party will have the right to designate one-half of the Directors. Dennis L. Sellke, a current Director of the Company, will cease to serve as a Director of the Company and will serve as the Chief Executive Officer of the joint venture company, reporting to the joint venture company's Board of Directors. The closing of the Investment Agreement between the Company and Synthelabo and the joint venture relationship is subject to the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

BACKGROUND AND MARKETS

         Arrhythmias (abnormal rhythms of the heart muscle) arise from numerous causes, including congenital defects, tissue damage due to previous heart attacks or atherosclerosis and certain other heart diseases. Arrhythmias originate in either the atria (upper two chambers of the heart) where they are generally not life-threatening, or the ventricles (the lower two chambers of the heart), where they can significantly interfere with the pumping of oxygenated blood and can therefore be life-threatening. VT occurs when the ventricles beat at an abnormally rapid rate, depriving the ventricles of sufficient time to fill with blood prior to each contraction and therefore reducing the amount of blood pumped out of the heart. As a result, tissues and organs are deprived of the oxygen carried by the blood, causing, among other things, dizziness, unconsciousness, cardiac arrest and possibly death.

         Episodes of VT occur unpredictably and tend to become more serious over time. VT can progress to the most serious type of cardiac arrhythmia, VF. In VF, the heart's normal electrical impulses become disorganized and erratic. Unlike VT, where the heart continues to contract in an organized fashion, though at an abnormally high rate, in VF the heart ceases to pump blood through the body. If VF is not terminated quickly, the individual will experience a SCD episode resulting in unconsciousness due to the heart's failure to pump oxygenated blood to the body's tissues and organs. Without prompt medical intervention, the individual typically will die.

         Industry analysts estimate that in excess of 1.0 million people in the U.S. have some form of VT and that more than 400,000 people in the U.S. die from SCD episodes each year. It is estimated that approximately 100,000 people worldwide survive SCD episodes each year, and approximately 150,000 people are diagnosed each year with chronic or sustained VT in the U.S. Individuals with chronic or sustained VT are considered to have a very high risk of experiencing a SCD episode. Current treatments for SCD survivors and sustained chronic VT patients consist primarily of medication, ICDs and open heart surgery.

         IMPLANTABLE CARDIOVERTER DEFIBRILLATORS

         One of the most effective treatments for individuals at risk of experiencing VT or VF is an ICD. An ICD is an electronic device that is permanently implanted in the patient and is connected to the heart via wires called defibrillator leads. The ICD is designed to monitor the patient's heartbeat and, in the event of VT or VF, to deliver electric pulses or shocks that return the heartbeat to normal rhythm. Early ICD devices were larger than today's devices, requiring more invasive implantation and longer hospital stays; delivered primarily high-energy shocks that were painful to the patient and required more energy than needed to treat the VT or VF; and had short device lifespans, requiring replacement every two or three years.

         The limitations of these early devices led to the development of more sophisticated ICDs which are currently on the market and which are characterized by: (i) reduced size and weight allowing for pectoral implant capability; (ii) a biphasic waveform (an electrical shock of alternating polarity); (iii) greater longevity; (iv) transvenous lead systems (allows implantation of the lead through a vein so that open chest surgery is not required); (v) electrogram storage capability (storage of intercardiac EKG); (vi) tiered therapy (electrical shocks of varying intensity depending on the type and severity of the arrhythmia); (vii) use of the ICD housing as an electrode; and (viii) programmability (allows the physician to customize therapy to the patient's condition both before and, more importantly, after implantation).

         The worldwide market for ICDs and defibrillator leads has grown from $160 million in 1990 to over $850 million in 1996, representing a compounded annual growth rate in excess of 30%. It is estimated that in 1996 approximately 34,000 ICDs were implanted worldwide. The ICD market is expected to continue to grow at an annual rate of approximately 20% to 25% to reach a worldwide market size of approximately $1.8 billion by the end of the decade. The growth rate for this market is attributable to a number of factors, including: (i) expansion of the indications for use of an ICD; (ii) smaller devices allowing for less invasive and less costly surgical procedures; (iii) less effective performance of drug therapy compared with ICDs; (iv) an increased survival rate for those experiencing SCD episodes; and (v) rapidly advancing ICD technology.

         These market estimates may be revised upward based upon the results of a 1996 study known as the Multicenter Automatic Defibrillator Implantation Trial (the "MADIT Study"). This five-year study evaluated the outcomes of high risk, post-heart attack patients who were treated with drugs compared with those post-heart attack patients implanted with an ICD. The MADIT study indicated that patients implanted with an ICD had 54% fewer deaths than those who underwent conventional drug therapies. The principal clinical investigator for the MADIT Study estimates that an additional 80,000 people per year could benefit from an ICD. This potential market size increase, however, may develop slowly until referral patterns from cardiologists to electrophysiologists become more established and may not be realized unless Medicare begins reimbursing for some or all of the costs of a prophylactic implant of an ICD.

         The National Institutes of Health ("NIH") study on antiarrhythmics versus implantable defibrillators ("AVID") provided further data that ICDs were demonstrably more effective than antiarrhythmic drugs in treating patients with life-threatening tachyarrhythmias. Researchers found 38% fewer deaths in the first year with patients implanted with an ICD, 26% fewer deaths in the second year and 30% fewer deaths in the third year.

         Recent developments in automated external defibrillators have the potential to increase the number of first responders with the capability to treat victims of SCD. Because SCD causes more than 400,000 deaths annually in the U.S., any increase in the survival rate of such victims may increase the potential market for ICDs. Although the market for the Company's ICD products is expected to grow, there can be no assurance that the Company will participate in such growth.

         INTERVENTIONAL TECHNOLOGIES

         Catheter ablation is an emerging therapeutic procedure that has the advantage of being a minimally invasive procedure that exposes the patient to a lower risk of complications or death, reduces hospitalization and is much less expensive than open chest surgery. In catheter ablation procedures, an electrophysiological mapping catheter is guided through an artery or vein into the patient's heart and to the site of the arrhythmogenic tissue (oxygen deprived heart tissue and areas of scar tissue resulting from sustained VT which conduct electrical impulses more slowly than normal tissue and increase the risk of arrhythmia). The mapping catheter identifies the specific site(s) of electrical malfunction. A catheter attached to an energy source is then used to transmit energy from an external source into the arrhythmogenic tissue in an amount sufficient to thermally damage the tissue. When the ablated tissue is replaced with scar tissue, the pathway generating the conflicting electrical impulse is eliminated and the normal conduction of electrical activity is restored.

         The market for catheter ablation devices in the treatment of arrhythmias is much less defined and in an earlier stage of development than the ICD market. The worldwide ablation market grew to approximately $60 million in 1996, primarily for the treatment of one form of atrial arrhythmia known as supraventricular tachycardia ("SVT"). If cardiac ablation becomes an accepted treatment for atrial fibrillation, atrial flutter or VT, the aggregate market for cardiac ablation could further increase.

         The potential growth of the catheter ablation market depends upon the condition to be treated. The use of catheters incorporating RF energy for the treatment of SVT is growing because atrial ablation sites are more easily accessible using current catheter technology and the RF energy is able to penetrate the thinner tissue of the atria. The Company believes a significant market potential for catheter ablation devices also exists in the treatment of VT using laser catheter ablation. Although the ventricular wall is too thick to be fully penetrated by RF energy, ventricular arrhythmias, such as VT, may potentially be treatable with the application of laser energy. The market for VT laser catheter ablation is supported by the same patient population for whom drug therapy alone is not an acceptable treatment regimen. The following factors are driving the growth of the overall catheter ablation market: (i) catheter ablation offers a potential cure for certain forms of arrhythmia rather than simply managing its symptoms; (ii) catheter ablation is a cost-effective, minimally invasive procedure; and (iii) advancements in electrophysiology mapping technology, known as "global mapping," are expected to allow more effective identification of the source of the arrhythmia. Although the market for the Company's ablation products is expected to grow, there can be no assurance that the Company will participate in such growth.

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

         IMPLANTABLE CARDIOVERTER DEFIBRILLATOR SYSTEM

         The Company believes its ICDs offer certain benefits over competitors' ICDs currently in clinical studies or market-approved, including competitive size and weight, increased longevity and greater flexibility in treatment options. The Company's ICD products currently under development, in clinical studies or market-approved are described below.

         SENTINEL 2000. The SENTINEL 2000 system consists of the SENTINEL model 2000 ICD, the ANGEFLEX transvenous defibrillation lead system that connects the ICD to the patient's heart, a specialized lap top computer programmer connected to a programming wand (Smart Wand) and an external defibrillation test system.

         The SENTINEL 2000 ICD is characterized by small size (60 cc) and weight (110 gm), which allows for universal pectoral implantation. Pectoral implantation in combination with transvenous leads eliminates the need for abdominal surgery and thoracotomy (open chest surgery). Pectoral implantation reduces patient trauma, recovery time and hospitalization costs and increases physician and patient acceptance. Additionally, this product offers extended longevity through the use of a dual battery system and other product design features. The SENTINEL 2000 also utilizes the Company's proprietary Small Cap(TM) Tuned(TM) biphasic waveform, demonstrated in clinical studies to lower defibrillation thresholds. The SENTINEL 2000 features a programmable Hot Can(R) electrode system, which uses the SENTINEL 2000 housing as an electrode that can be programmed on and off, and programmable shock configuration to add implant flexibility and further reduce defibrillation thresholds.

         In January 1995, the first fully functional model of the SENTINEL 2000 was implanted in human patients as part of a limited clinical study in Bonn, Germany. Additional implants have taken place in the United Kingdom and Italy. In April 1996, the Company received CE Mark approval for the SENTINEL 2000. The CE Mark is a worldwide standard recognizing safety and quality assurance. This approval allows the Company to market its SENTINEL 2000 model in all EU countries, subject to limited regulations in certain countries.

         In March 1996, following IDE approval, the Company initiated U.S. clinical studies of the SENTINEL 2000. This IDE allowed the Company to perform up to 60 implants in up to 15 centers nationwide. In September 1996, the Company received approval to expand its U.S. clinical studies to a total of 25 centers nationwide with additional patient evaluations. The Company has supplemented its SENTINEL 2000 IDE to include the SENTINEL 2010 and ANGEFLEX lead system as part of its expanded U.S. clinical studies. In March 1997, the Company received approval to expand its SENTINEL clinicals to a total of 35 centers nationwide. In June 1997, the Company submitted its PMA application for the SENTINEL 2000 and the SENTINEL 2010 series and ANGEFLEX lead system to the FDA. In September 1997, the Company received FDA approval to supplement its current IDE to include clinical trials of two ANGEPASS single-pass lead systems. See "Government Regulation."

         SENTINEL 2010 SERIES. The SENTINEL 2010 series consists of the 2010, 2011 and 2012 models and contains all of the features of the SENTINEL 2000 plus
5.5 minutes of electrogram storage capability and enhanced programming flexibility for the electrophysiologist. These models also have a coupled shock fibrillation feature, which provides testing convenience for the electrophysiologist. The difference between the three models in the 2010 series relates to lead connector configuration. The model 2010, like the model 2000, provides a universal four-port connector for an additional subcutaneous electrode. The model 2011 is two cubic centimeters smaller than the model 2010 because of its two-port low profile connector. The model 2012 four-port connector is compatible with competitors' lead systems for replacement applications without the use of adapters. In May 1996, the SENTINEL 2010 ICD was introduced into human clinical evaluation in Europe. In August 1996, the Company received CE Mark approval for the SENTINEL 2010. In October 1996, the Company received an IDE for and commenced U.S. clinical studies of the SENTINEL 2010 as part of its expanded SENTINEL 2000 clinical studies. In March 1997, as part of the FDA's approval to expand the SENTINEL clinical studies, SENTINEL models 2011 and 2012 were added to the U.S. clinical studies.

         2020 SERIES AND 2030 SERIES. The 2020 series and 2030 series are under development to provide enhanced patient therapy and are expected to represent product line extensions of the SENTINEL 2000 and SENTINEL 2010 series. The Company expects to begin human clinical trials of the 2020 ICD by the end of calendar 1997. Clinical trials on the 2030 ICD are expected to begin in 1998.

         2100 SERIES. The Company's 2100 series ICDs will be a new generation of ICDs, designed to offer significant therapeutic enhancements and flexibility over the prior SENTINEL series ICDs. The Company expects that the 2100 series will have all the features of the prior SENTINEL series ICDs, plus the following additional features: (i) dual chamber pacing and sensing; (ii) smaller size and weight; (iii) advanced lower defibrillation energy waveform; (iv) pulse pretreatment therapy; (v) advanced anti-tachyarrhythmia pacing; (vi) rate response; and (vii) atrial therapy.

         LEAD SYSTEMS. The Company has developed a transvenous lead system, the ANGEFLEX model 4020 series, which is available in four lengths. This lead system has been approved for commercial sale in Europe and is awaiting FDA Pre-Market Approval.

         The Company is currently testing an alternate OEM transvenous lead system for use with the SENTINEL series. This lead system is intended to provide single-pass lead defibrillation, pacing and sensing for physicians preferring this configuration. Concurrently, the Company is developing its own single-pass transvenous lead system, the ANGEPASS series, that will include pacing, sensing and defibrillation functions. This lead system will be available in three sizes to accommodate various patient needs. The ANGEPASS will offer smaller size and flexibility in a single-pass configuration. Initial development, testing and pre-clinical studies of this lead system have been completed. The Company initiated U.S. clinical trials of this series of lead systems in October 1997.

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

         COOLED TIP RF ABLATION CATHETER SYSTEM. The Company's cooled tip ANGECOOL RF ablation catheter system consists of the Company's proprietary single use, disposable catheter coupled to a standard RF generator and infusion pump. Additional support devices are supplied by the hospital. The Company believes that its RF catheter offers many features not offered by RF catheters currently in clinical studies or market-approved. The effectiveness of catheters that are currently in clinical studies or market-approved is somewhat limited by blood coagulation on overheated catheter electrodes, which requires removal, cleaning and reinsertion of the catheter for continued use during the procedure. To address this problem, the Company's RF catheter utilizes a proprietary porous metal tip through which saline solution is perfused during the ablation procedure. The saline irrigation fluid both insulates the electrode from blood contact and cools the electrode tip, thereby minimizing coagulum formation on the electrode while maximizing lesion size.

         In August 1997, the Company successfully completed a 20-patient feasibility study at two centers, using the ANGECOOL RF ablation catheter to treat SVT. The Company is currently developing a clinical protocol that will be submitted to the FDA for approval to expand the RF clinical studies.

         EXPANDED PRODUCT OFFERINGS

         The Company is also evaluating several different ablation concepts that may be used for the treatment of cardiac arrhythmias. These concepts include:

         1. Cooled RF Linear Catheter Ablation System that is targeted at the treatment of atrial fibrillation and atrial flutter using RF energy to create long linear lesions in the atrium.

         2. Cooled Laser Catheter Ablation System that is targeted at treatment of VT using laser energy to create contiguous transmural lesions in the ventricles.

         3. Visual Ablation System that is targeted at treatment of VT using a visually-assisted laser ablation technology. This type of system uses an imaging fiber bundle to visually identify the appropriate site for ablation. Following identification of the site, a laser fiber is used to ablate the tissue.

         The Company is currently evaluating possible partnerships with other companies to develop and distribute ablation accessory products and mapping catheters.

COMPETITION

         IMPLANTABLE CARDIOVERTER DEFIBRILLATORS

         Competition in the ICD market is intense and most of the Company's primary competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than the Company. While antiarrhythmic drugs and cardiac ablation therapies (like the Company's laser catheter ablation system) compete in this market, other manufacturers of ICD devices have claimed a significant share of the market and are believed to be the Company's primary competitors. Four companies, Medtronic, Inc. ("Medtronic"), Cardiac Pacemakers, Inc., a division of Guidant Corporation ("CPI"), Sulzer Intermedics, Inc., a company of Sulzer Medica ("Intermedics") and Ventritex, Inc. ("Ventritex"), a wholly-owned subsidiary of St. Jude, currently have PMA-approved products in the ICD market and control virtually all of that market today. In August 1985, the FDA approved CPI's first commercial defibrillator to be marketed in the U.S., Medtronic was the second company to receive FDA approval (February 1993) and Ventritex was the third (April 1993).

         The Company believes, based upon industry analyses and attendance by management at industry meetings, that its product pipeline of ICDs are among the smallest and most technologically advanced ICDs currently in clinical studies or market-approved. Competitors of the Company, however, many of whom have greater financial and technical resources than the Company, are developing and conducting human clinical studies of ICDs with certain comparable features.

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

         CATHETER ABLATION

         Although catheter ablation offers a potential cure for, rather than a treatment of, SVT and VT, catheter ablation technologies must nonetheless compete with drug therapy, open heart surgery and ICDs. While drug therapy has in the past experienced limited effectiveness and adverse side effects, new drugs currently under development may potentially offer improved treatment outcomes. Catheter ablation does not currently compete, to a significant extent, with ICDs since catheter ablation is currently used as a treatment for SVT rather than for VT. As ablation products evolve and demonstrate efficacy in the treatment of VT, the Company believes that ablation may increasingly compete with ICDs.

         Competition in the current catheter ablation market includes C.R. Bard, Inc., Cordis Corporation (a subsidiary of Johnson & Johnson), Boston Scientific Corporation, Medtronic, EP Technologies, Inc., Cardiac Pathways Corporation, Electro-Catheter Corp. and St. Jude (which purchased Daig Corporation). These companies are primarily involved in the treatment of SVT with RF energy-based catheters. Although RF catheters are not currently considered effective treatments for VT, certain companies are experimenting with the use of RF energy, as well as other forms of energy, in the ventricle.

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

         The Company currently manufactures its products at its U.S. facility in Minneapolis, Minnesota. The Minneapolis facility received ISO 9002 certification in February 1996. ISO 9002 registration certifies the quality management systems for the facility, with a primary emphasis on manufacturing. The Company's manufacturing facilities are required to meet and adhere to all applicable requirements of U.S. and international regulatory agencies, including current Good Manufacturing Practice ("GMP") regulations and Active Implantable Medical Device Directive ("AIMDD") standards. These facilities are subject to periodic inspection and surveillance audits by both U.S. and international regulatory agencies.

In August 1996, the Company successfully completed an ISO 9002 surveillance audit of its Minneapolis facility. The Company is preparing for ISO 9001 audits in the fall of 1997.

         The manufacturing process for the Company's products consists primarily of the assembly of purchased components, testing and inspection operations, packaging and sterilization. Components are purchased according to the Company's specifications. A number of significant components, such as capacitors, batteries, integrated circuits and lead systems, are purchased from sole source suppliers. For certain of these components, there are relatively few sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly. In addition, each supplier and each component must be qualified with the FDA, and the time required for such qualification may be lengthy. Although the Company tries to maintain sufficient quantities of inventory of such components to minimize production delays or interruptions, there can be no assurance that the Company will find suitable alternatives at reasonable prices, if at all, or that any such alternatives will remain available to the Company. The Company's inability to obtain acceptable components in a timely manner or find and maintain suitable replacement suppliers would have a material adverse effect on the Company's ability to manufacture its products.

SALES AND MARKETING

         The Company intends to market and sell its ICD products on a worldwide basis through primarily two channels: (i) internationally, through its proposed strategic relationship with ELA Medical, S.A., a subsidiary of Synthelabo, a French pharmaceutical company (see discussion below), and (ii) in the United States, through its proposed joint venture company between the Company and ELA Medical, Inc., another subsidiary of Synthelabo. In addition to these primary channels, Angeion has retained the rights to market its ICD products in Canada, Mexico and Latin America and, upon consummation of its strategic relationship with Synthelabo, will obtain the rights to market ELA Medical's products in these same markets. The Company currently has no specific marketing plans for selling either its own or ELA Medical's products in these markets. Additionally, the Company currently has no specific marketing plans for selling its catheter ablation products.

         In October 1997, the Company entered into a strategic relationship with Synthelabo and ELA Medical that is conditioned upon the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Upon the closing of the strategic relationship, the Company will enter into a Manufacturing and Supply Agreement ("Supply Agreement") with ELA Medical, S.A. pursuant to which the Company will grant ELA Medical exclusive sales and marketing rights to Angeion's ICD products in Europe and Japan. ELA Medical will market the Company's ICD products using ELA Medical's trademarks and its established global direct sales and marketing network, which currently services over 20 countries in Europe and Japan. The initial term of the Supply Agreement will be seven years, and ELA Medical may, at its sole option, renew the Supply Agreement for an additional three-year term if the minimum aggregate purchase requirement has been met or waived in all territories during all years prior to the end of the initial seven-year term.

         In addition, upon the closing of the strategic relationship, the Company and ELA Medical, Inc. will form a U.S.-based joint venture company that will combine the two companies' sales and marketing functions and serve as the U.S. selling organization for both parties. The joint venture company will offer a complete line of cardiac rhythm management products, including single and dual chamber ICD systems for the rapidly growing tachyarrhythmia management market as well as pacemaker and lead systems for the established bradyarrhythmia market. The parties anticipate that the joint venture company will be a limited liability company that will be owned 50% by each party. The property, affairs, and business of the joint venture company will be managed by or under the direction of a six-person Board of Directors, three of whom will be appointed by Angeion and three of whom will be appointed by ELA Medical, Inc. The parties have agreed that Dennis L. Sellke, a current Director of the Company, will cease to serve as a Director of the Company and will serve as the Chief Executive Officer of the joint venture company, reporting to the joint venture company's Board of Directors. The initial term of the U.S.-based joint venture will be seven years, with an automatic three-year extension, unless either member notifies the other that they do not wish to extend the term of the joint venture beyond the initial seven-year term.

         By establishing the joint venture in the United States and granting exclusive sales and marketing rights for Angeion's ICD products to ELA Medical S.A. in the European and Japanese markets, Angeion hopes to increase sales of its ICD products and gain an acceptable market share position in these markets. While the Company anticipates that these collaborative efforts with ELA Medical will significantly improve the Company's ability to sell its ICD products on a worldwide basis, there can be no assurance that these efforts will be successful or result in increased sales. Additionally, there can be no assurance that the strategic relationship between the Company and ELA Medical will be completed or that the U.S.-based joint venture company will ever be formed.

RESEARCH AND DEVELOPMENT

         Research and development expenditures for continuing operations were $16,953,294, $11,049,462 and $8,024,455 in fiscal 1997, 1996 and 1995, respectively. The Company's research and development is primarily directed at the development of its existing products and the clinical studies relating to such products. Approximately 89.1%, 89.2% and 86.4% of the Company's research and development expenditures in fiscal 1997, 1996 and 1995, respectively, were directly attributable to the ICD products. The Company expects that research and development expenses will continue to increase as the Company expands human clinical studies and enhances current products while accelerating the development of potential new products.

INTELLECTUAL PROPERTY

         The Company believes strongly in protecting its intellectual property and intends to undertake efforts to obtain patents, when available, in connection with its research and product development programs. As of October 1, 1997, the Company had 85 U.S. issued patents, 12 U.S. patents which have been allowed but have not yet issued, 22 U.S. patent applications pending, 24 foreign patent applications pending, and additional U.S. patent applications in preparation, relating to its research and development products.

         Examples of the Company's patented features and technologies with respect to its ICDs include: (i) its Application Specific Electro-Chemistry (ASEC(TM)) dual battery system; (ii) TUNED Biphasic Waveform, a more efficient biphasic waveform that lowers defibrillation energy thresholds; (iii) the HOT CAN electrode system, which uses the device's housing as an electrode that can be programmed on and off; and (iv) ENERGY STEERING(TM), an energy delivery systEM that permits the ICD to increase shock effectiveness by directing the current more uniformly throughout the heart. In addition, the Company's ANGECOOL RF catheter utilizes a patented porous metal electrode through which saline is perfused during the ablation procedure. The Company's ANGELASE(TM) laser cathetER utilizes a patented two-piece construction consisting of an inner laser catheter for delivering energy to the tissue and an outer steerable mapping catheter, the ANGEGUIDE(R), for identifying the appropriate arrhythmogenic tissue. There can be no assurance, however, that these or any other patents held by thE Company will be valid or otherwise of value to the Company or that any patent applied for will be granted.

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

         Pursuant to the Cross-License Agreement with St. Jude, the Company and St. Jude have agreed to a royalty-free, worldwide, nonexclusive, nontransferable, nonsublicensable cross-license covering a total of more than 1,000 patents. The Cross License Agreement provides Angeion with access to more than 840 arrhythmia management patents in St. Jude's portfolio, as well as any patent applications filed as of the effective date of the agreement, including all of the related intellectual property of St. Jude and its Pacesetter, Ventritex and Telectronics subsidiaries. In turn, St. Jude has access to Angeion's portfolio of about 150 patents and patent applications as of the effective date of the agreement.

THIRD-PARTY REIMBURSEMENT

         The Company's ability to commercialize its products successfully will depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, such as Health Care Financing Administration ("HCFA"), which determines Medicare reimbursement levels, private health insurers, health maintenance organizations and other third-party payors. Payors are increasingly challenging the prices of medical products and services.

         In November 1995, the FDA and HCFA entered into an interagency agreement establishing a process pursuant to which the FDA will place all IDEs that it approves into one of two categories, Category A or Category B. Category A devices are considered experimental and for which the "absolute risk" of the device type has not been established (i.e., initial questions of safety and effectiveness have not been resolved for the device type) and will not be eligible for Medicare reimbursement. Category B devices are considered non-experimental or investigative devices where the incremental risk is the primary risk in question (i.e., underlying questions of safety and effectiveness of that device type have been resolved), or it is known that the device type can be safe and effective because, for example, other manufacturers have obtained FDA approval for that device type. A Category B device will be eligible for Medicare reimbursement if it meets all other Medicare coverage requirements. The SENTINEL series of ICDs and the RF and laser catheter ablation systems are Category B devices and are eligible for reimbursement by HCFA and third-party payors.

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

GOVERNMENT REGULATION

         The Company's products are all classified as medical devices by the Food, Drug and Cosmetic Act (the "FDC Act"), and as such, are subject to regulation and supervision by the FDA, and to regulation by foreign governmental authorities. These medical devices are also subject to ongoing controls and regulations under the FDC Act, including registration by the manufacturer, compliance with established manufacturing practices, device tracking, record-keeping, advertising, labeling, packaging and compliance to standards. Comparable agencies in certain states and foreign countries also regulate the Company's activities. The Company's products are subject to recall at any time by the FDA or the Company if it appears that use of the products could result in unwarranted health risks.

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

         FDA requirements for both the Company's ICD and catheter ablation products involve obtaining formal FDA Pre-Market Approval. The first stage of obtaining formal FDA Pre-Market Approval is submission of an application for an IDE. The IDE permits clinical evaluations of products on human subjects under controlled experimental conditions by designated qualified medical institutions. To obtain an IDE, approval of the investigational plan for the applicable system is required from the institutional review board within each participating medical institution as well as from the FDA. The Company has received IDE approval with respect to its SENTINEL 2000, 2010, 2011 and 2012 systems, ANGEFLEX lead systems, and both the ANGECOOL RF and ANGELASE laser catheter ablation systems.

         The second stage of formal FDA Pre-Market Approval is the PMA application. The PMA, which is submitted after extensive clinical evaluations are completed under an IDE, is a comprehensive report of all data and information obtained by the applicant throughout the product's development and testing. The FDA will grant a PMA if it finds that the safety and effectiveness of the product have been sufficiently demonstrated and that the product complies with all applicable regulations and standards. The FDA may require further clinical evaluation of the product, terminate the clinical studies, grant Pre-Market Approval but restrict the number of devices distributed, or require additional patient follow-up for an indefinite period of time. There can be no assurance that the Company will be successful in obtaining a PMA for any products, which is necessary to market the Company's products commercially in the U.S. in a timely manner, if at all. Delays in obtaining marketing approvals and clearances in the U.S. could have a material adverse effect on the Company.

         The Company is required to maintain detailed records relating both to its maintenance of good manufacturing practices and to defective products and complaints about its products. The FDA has authority to inspect the Company's facilities to assure compliance with the FDC Act and regulations thereunder.

         Many foreign countries have similar regulatory requirements concerning the marketing of new medical devices. In January 1995, the AIMDD was fully implemented in the EU, which is intended to make EU regulatory requirements more consistent. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval and requirements for licensing may differ from FDA requirements.

         Under AIMDD, the Company is subject to "prior notice" of intent to conduct clinical studies in the EU. This process, similar to the FDA IDE process, requires regulatory documents and test information to be submitted to the governmental agency of each country in which the Company intends to conduct clinical studies. In order to commence commercial marketing of its products in the EU, the Company is required to file for a CE Mark approval. In April 1996 and August 1996, the Company received CE Mark approval for the SENTINEL 2000 and SENTINEL 2010, respectively, from TUV Product Service, an organization that certifies the safety of medical device products and the quality assurance systems put in place by the manufacturer of the medical device. In April 1997, the Company received CE Mark approval of the SENTINEL 2011 and 2012 ICD Systems. There can be no assurance, however, that the Company will be successful in obtaining CE Mark approval for any other products in a timely manner, if at all, which could have a material adverse effect on the Company.

         The Company is also subject to certain FDA regulations governing manufacturing practices, packaging and labeling. Further, the FDA regulates the export of medical devices that have not been approved or cleared for marketing in the United States. The Company expects to export products directly to the EU, under the provisions of the FDA Export Reform and Enhancement Act of 1996. In certain instances, however, the Company may need to apply for export approval from the FDA.

EMPLOYEES

         As of October 8, 1997, the Company had 238 full-time employees, including 20 engaged in administration, 67 in manufacturing, 104 in research and development, 20 in sales and marketing and 27 in regulatory and clinical. There are no unions representing the Company's employees. The Company believes that its relations with its employees are good.

CERTAIN IMPORTANT FACTORS

         In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following:

         (1)      the progress of product development and clinical trials;

         (2)      the timing of regulatory approvals;

         (3) the ability of the Company to build effective distribution channels;

         (4)      the availability of third party reimbursement;

         (5) the extent to which the Company's products gain market acceptance;

         (6) litigation regarding patent and other intellectual property rights;

         (7)      the ability to obtain additional capital on acceptable terms;

         (8)      fluctuations in operating results;

         (9)     the ability of the Company to retain key personnel; and

         (10)     the introduction of competitive products by others.

ITEM 2.  PROPERTIES.

         The Company leases approximately 57,000 square feet of office and manufacturing space in Minneapolis, Minnesota. This space serves as the Company's corporate headquarters, as well as the research and development and manufacturing facilities for the ICD and catheter ablation system programs. Rent payments under the lease are approximately $502,000 per year, including shared real estate taxes and operating expenses. The primary lease agreement, as amended, extends through February 28, 1998. In June 1997, the Company entered into a lease agreement for approximately 89,000 square feet of office and manufacturing space in Brooklyn Park, Minnesota. The term of this lease agreement commences on the date upon which the landlord finishes construction of the premises and obtains a Certificate of Occupancy, which the Company anticipates will be on March 1, 1998. This new lease agreement expires on February 28, 2008, and the Company has the option to extend the term of the new lease for one to two additional five-year terms. The monthly base rent for the first five years under the terms of the new lease agreement is approximately $41,700 plus the Company's pro rata share of operating expenses and real estate taxes.

ITEM 3.  LEGAL PROCEEDINGS.

         In 1996, the Company and Pacesetter, Inc. jointly sued Cardiac Pacemakers, Inc., in United States District Court, District of Minnesota, for patent infringement of Pacesetter's bradycardia patents and the Company's tachycardia patents. In connection with the Cross-License Agreement with St. Jude, pursuant to a court order in July 1997, the Company is now the sole party to the litigation involving the Company's tachycardia patents. Discovery is scheduled to be completed by December 1997 and trial is scheduled for March 1998.

         There are no other material pending or threatened legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

         The executive officers of the Company, their ages and the offices held, as of October 30, 1997, are as follows:

           NAME             AGE                       TITLE
           ----             ---                       -----

Whitney A. McFarlin          57      Chairman of the Board, President and Chief
                                     Executive Officer
David L. Christofferson      60      Vice President, Chief Financial Officer and
                                     Secretary
Michael J. Kallok, Ph.D.     49      Vice President of Research
Robert S. Garin              55      Vice President of Human Resources
Jennifer M. Marrone          41      Vice President of Regulatory and Clinical
                                     Affairs
Gary Payment                 54      Vice President of Operations
T.V. Rao                     54      Vice President of Sales and Marketing
Terrence W. Bunge            44      Vice President and General Manager of
                                     Interventional Technologies
William J. Rissmann          48      Vice President of Engineering


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

         DAVID L. CHRISTOFFERSON joined the Company as Vice President and Chief Financial Officer in January 1991. Mr. Christofferson was elected as the Company's Secretary in April 1993, was elected to the Board of Directors of Angeion Europe Ltd. in December 1995 and was elected to the Board of Directors of Angeion GmbH in October 1996. From April 1988 to December 1990, he was a Division Manager for Excel Office Products, a company he founded in 1986, and which was acquired in 1988 by General Office Products Company. From 1987 through 1989, he was Chairman and Chief Financial Officer of Medical Wellness Technologies, Inc., a distributor of pain control devices. Prior to 1986, Mr. Christofferson was employed by Medtronic for over 13 years in various management positions, most recently as Director of Finance and Administration for the Drug Administration Devices and Systems Division.

         MICHAEL J. KALLOK, PH.D. joined the Company in November 1996 as Vice President of Research. Prior to joining the Company, Dr. Kallok served in a variety of positions over a 17 year period with Medtronic. From 1992 to November 1995, Dr. Kallok served as Director of Research, Clinical Research and Regulatory Affairs. From 1988 to 1992, Dr. Kallok served as Director of Medtronic's Physiological Research Laboratories.

         ROBERT S. GARIN joined the Company as Vice President of Human Resources in January 1995. In October 1996, Mr. Garin was elected to the Board of Directors of Angeion GmbH, and in December 1995, Mr. Garin was elected to the Board of Directors of Angeion Europe Ltd. Prior to joining the Company, Mr. Garin served as a management consultant to the Company. From 1985 through 1993, Mr. Garin was a partner in Garin and Associates, a management and human resources consulting firm. From 1971 to 1985, Mr. Garin was employed by Medtronic in various positions including Director of Lead Operations and Director of Human Resources for Latin American Manufacturing and Sales Operations.

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

         T.V. RAO joined the Company in August 1995 as Vice President of Sales and Marketing. In October 1996, Mr. Rao was elected Chairman of the Board of Directors of Angeion GmbH, and in December 1995, Mr. Rao was elected Chairman of the Board of Directors of Angeion Europe Ltd. From 1994 to 1995, Mr. Rao served as Vice President of Sales and Marketing for Brunswick Biomedical Corporation, a medical device company. From 1980 to 1994, Mr. Rao served in a number of capacities at Medtronic, including Director of Product Management for the Tachyarrhythmia Division, Director of International Marketing for pacing products, Product Marketing Manager for tachyarrhythmia, and Manufacturing Engineering Manager for the Energy Technology Division. From 1969 to 1980, Mr. Rao served in various manufacturing engineering capacities at Onan Corporation.

         TERRENCE W. BUNGE joined the Company in February 1997 as Vice President and General Manager of Interventional Technologies. Prior to joining the Company, Mr. Bunge served in a number of positions with Medtronic over a period of 16 years. From August 1994 to April 1996, Mr. Bunge served as Vice President
- Far East Business Development for Medtronic. From 1990 to 1996, Mr. Bunge served as Vice President and General Manager - Software and Instruments Division. From 1980 to 1990, Mr. Bunge served in a variety of other positions with Medtronic, including Business Director (Global Marketing Director) - Dual Chamber Products, Director of Product Development, a Project Manager and a Design Engineer.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The information under the captions "Price Range of the Company's Securities" and "Dividends" on the inside back cover of the 1997 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information under the caption "Selected Financial Data" on page 11 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 10 through 11 of the 1997 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated balance sheets of Angeion Corporation and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 1997, together with the related notes and the independent auditors' report of KPMG Peat Marwick LLP, independent certified public accountants, all contained on pages 12 through 19 of the Company's 1997 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The information under the caption "Election of Directors" in the Company's 1997 Proxy Statement, with respect to directors of the Company, is incorporated herein by reference. The information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Company."

         In addition to the Company's Board of Directors and full-time employees, the Company established in May 1996 its Strategic Tachyarrhythmia Advisory Resource Team (the "STAR Team"). The STAR Team is made up of leading electrophysiologists, who are recognized as experts in the use of biomedical devices for the management and treatment of cardiac arrhythmias.

         As a supplement to its STAR team, the Company maintains a number of medical advisors who possess knowledge and experience in technical and medical areas related to the Company's products (the "Medical Advisors"). The Medical Advisors consult with management of the Company and Board of Directors concerning the products being developed and their use by health professionals.

         The number of Medical Advisors changes from time to time. The duties of the Medical Advisors are based upon the specific requests of the Company and at the convenience of the individuals. The Medical Advisors may limit time spent on such Company matters as they desire and receive fees determined on an hourly, monthly or other basis as may be agreed in writing for specific tasks undertaken at the request of the Company. The individuals are reimbursed for their expenses in meeting with the Company. In addition, on a case by case basis, the Company grants options to purchase shares of the Company's Common Stock to certain of the non-employee Medical Advisors at an exercise price equal to the fair market value of the Common Stock on the date of grant.

(b)      SECTION 16(a) OF THE EXCHANGE ACT BENEFICIAL OWNERSHIP REPORTING
         COMPLIANCE

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information under the captions "Executive Compensation and Other Benefits" and "Election of Directors -- Compensation of Directors" in the Company's 1997 Proxy Statement, with respect to executive compensation, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

         The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1997 Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Certain Transactions" in the Company's 1997 Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.   FINANCIAL STATEMENTS OF REGISTRANT

         The following items are included in this Report by reference to the Registrants' 1997 Annual Report, excerpts of which are attached hereto as
Exhibit 13.1 (page numbers refer to such pages in the 1997 Annual Report):

         Financial Statements:                                             Page:

         Independent Auditors' Report.......................................  12

         Consolidated Balance Sheets as of July 31, 1997 and 1996...........  12

         Consolidated Statements of Operations for the
         years ended July 31, 1997, 1996 and 1995...........................  13

         Consolidated Statements of Shareholders' Equity for the
         years ended July 31, 1997, 1996 and 1995...........................  14

         Consolidated Statements of Cash Flows for the
         years ended July 31, 1997, 1996 and 1995...........................  15

         Notes to Consolidated Financial Statements........................16-19

(a) 2.   FINANCIAL STATEMENT SCHEDULES OF REGISTRANT

         Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

(a) 3.   EXHIBITS

         Reference is made to the Exhibit Index hereinafter contained, at pages 24 through 27 of this Report.

         A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of the Company as of October 17, 1997, upon written request from any such person. Requests should be sent to: David L. Christofferson, Vice President, Chief Financial Officer and Secretary, Angeion Corporation, 3650 Annapolis Lane, Suite 170, Minneapolis, MN 55447-5434. After March 1, 1998, requests should be sent to: David L. Christofferson, Vice President, Chief Financial Officer and Secretary, Angeion Corporation, 7601 Northland Drive, Brooklyn Park, MN 55428.

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

G. Employment Agreement with Whitney A. McFarlin, effective as of September 15, 1996 (incorporated by reference to Exhibit 10.15 contained in the Annual Report on Form 10-K for the year ended July 31,
         1996).

H. Employment Agreement with David L. Christofferson dated April 20, 1993 (incorporated by reference to Exhibit 10.21 contained in the Annual Report on Form 10-K for the year ended July 31, 1993).

I. Change in Control Agreement dated December 18, 1996 between the Company and Whitney A. McFarlin (filed herewith).

J. Change in Control Agreement dated December 18, 1996 between the Company and David L. Christofferson (filed herewith).

K.       Form of Change in Control Agreement (filed herewith).

L. Consulting Agreement dated as of August 1, 1997 among the Company, ELA Medical, S.A. and Dennis L. Sellke (filed herewith).

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended July 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ANGEION CORPORATION

Dated:  October 29, 1997                 By /s/ Whitney A. McFarlin
                                            -----------------------------------
                                            Whitney A. McFarlin
                                            Chairman, Chief Executive Officer
                                            and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on October 29, 1997 in the capacities indicated.


/s/ Whitney A. McFarlin              Director, Chairman, Chief Executive Officer
----------------------------------   and President (principal executive officer)
Whitney A. McFarlin


/s/ David L. Christofferson          Vice President, Chief Financial Officer and
----------------------------------   Treasurer (principal financial officer and
David L. Christofferson              principal accounting officer)


/s/ Joseph C. Kiser, M.D.            Director
----------------------------------
Joseph C. Kiser, M.D.


/s/ Lyle D. Joyce, M.D., Ph.D.       Director
----------------------------------
Lyle D. Joyce, M.D., Ph.D.


/s/ Arnold A. Angeloni               Director
----------------------------------
Arnold A. Angeloni


/s/ Dennis E. Evans                  Director
----------------------------------
Dennis E. Evans


/s/ Donald D. Maurer                 Director
----------------------------------
Donald D. Maurer


/s/ Dennis L. Sellke                 Director
----------------------------------
Dennis L. Sellke


/s/ Glen Taylor                      Director
----------------------------------
Glen Taylor

                               ANGEION CORPORATION
                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED JULY 31, 1997


Item No.                         Item                                              Method of Filing
--------                         ----                                              ----------------
3.1            Articles of Merger, including Amended and            Incorporated by reference to Exhibit 3A contained
               Restated Articles of Incorporation                   in the Company's Registration Statement on Form
                                                                    8-A (File No. 0-17019).

3.2            Amendment to the Company's Amended and Restated      Incorporated by reference to Exhibit 4.3 contained
               Articles of Incorporation                            in the Company's Registration Statement on Form
                                                                    S-3 (File No. 333-36005).

3.3            Amended Bylaws                                       Incorporated by reference to Exhibit 4.2 contained
                                                                    in the Company's Registration Statement on Form
                                                                    S-3 (File No. 333-04993).

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

4.4             Certificate of Designation of Series B Junior       Incorporated by reference to Exhibit 4.1 contained
                Preferred Stock                                     in the Company's Current Report on Form 8-K dated
                                                                    April 8, 1996 (Exhibit A to Exhibit 4.1).

10.1            1988 Stock Option Plan                              Incorporated by reference to Exhibit 10 contained
                                                                    in the Company's Annual Report on Form 10-K for
                                                                    the year ended April 30, 1988.



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

10.6            Warrant dated July 27, 1992 in the name of          Incorporated by reference to Exhibit 10.10
                Glen Taylor.                                        contained in the Company's Annual Report on
                                                                    Form 10-K for the year ended July 31, 1991.

10.7            CryoLife Joint Venture Agreement for                Incorporated by reference to Exhibit 10A contained
                Development of Biological Pacemaker                 in the Company's Annual Report on Form 10-K for
                                                                    the year ended July 31, 1989.

10.8            Agreement with Jeffrey Isner, M.D. for Laser        Incorporated by reference to Exhibit 10B contained
                Catheter Technology                                 in the Company's Annual Report on Form 10-K for
                                                                    the year ended July 31, 1989.

10.9            Stock Purchase Agreement dated September 13,        Incorporated by reference to Exhibit 10.10
                1990 between Hanrow Financial Group, Ltd. and       contained in the Company's Annual Report on Form
                the Company                                         10-K for the year ended July 31, 1990.

10.10           Cross-License Agreement dated April 2, 1997         Incorporated by reference to Exhibit 10.1
                among the Company, St. Jude Medical, Inc. and       contained in the Company's Quarterly Report on
                Pacesetter, Inc.                                    Form 10-Q for the quarter ended April 30, 1997.

10.11           Employment Agreement with Whitney A. McFarlin,      Incorporated by reference to Exhibit 10.15
                effective as of September 15, 1996.                 contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1996.

10.12           Employment Agreement with David L.                  Incorporated by reference to Exhibit 10.21
                Christofferson dated April 20, 1993.                contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1993.

10.13           1991 Stock Incentive Plan                           Incorporated by reference to Exhibit 99.1
                                                                    contained in the Company's Registration Statement
                                                                    on Form S-8 (File No. 33-81594).

10.14           1993 Stock Incentive Plan                           Incorporated by reference to Exhibit 99.1
                                                                    contained in the Company's Registration Statement
                                                                    on Form S-8 (File No. 333-04189).

10.15           1994 Non-Employee Director Option Plan              Incorporated by reference to Exhibit 10.23
                                                                    contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1994.

10.16           Lease Agreement dated January 21, 1991 with         Incorporated by reference to Exhibit 10.26
                Gopher XI, a Texas limited partnership              contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1994.

10.17           Addendum No. 1 to Lease Agreement dated June        Incorporated by reference to Exhibit 10.27
                26, 1991                                            contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1994.

10.18           Addendum No. 2 to Lease Agreement dated             Incorporated by reference to Exhibit 10.28
                February 24, 1992                                   contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1994.

10.19           Lease Agreement dated September 23, 1992            Incorporated by reference to Exhibit 10.29
                                                                    contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1994.



10.20           Addendum No. 3 to Lease Agreement dated             Incorporated by reference to Exhibit 10.30
                September 24, 1992                                  contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1994.

10.21           Sublease Agreement effective as of October 26,      Incorporated by reference to Exhibit 10.31
                1994 with Sharpe Endosurgical Corporation           contained in the Company's Annual Report on Form
                                                                    10-K for the year ended July 31, 1994.

10.22           Lease Agreement dated as of June 27, 1997           Filed herewith electronically.
                between Ryan Companies US, Inc. and the Company

10.23           Change in Control Agreement dated December 18,      Filed herewith electronically.
                1996 between the Company and Whitney A.
                McFarlin.

10.24           Change in Control Agreement dated December 18,      Filed herewith electronically.
                1996 between the Company and David L.
                Christofferson.

10.25           Form of Change in Control Agreement.                Filed herewith electronically.

10.26           Consulting Agreement dated as of August 1,          Filed herewith electronically.
                1997 among the Company, ELA Medical, S.A. and
                Dennis L. Sellke.

10.27           Common Stock Investment Agreement dated as of       File herewith electronically.
                September 2, 1997 between the Company and
                Promethean Investment Group, L.L.C.

13.1            Excerpts from the Company's 1997 Annual Report      Filed herewith electronically.
                to Shareholders incorporated by reference
                herein

21.1            List of Subsidiaries                                Filed herewith electronically.

23.1            Independent Auditors' Consent                       Filed herewith electronically.

27.1            Financial Data Schedule                             Filed herewith electronically.
