Form 10-Q
period 1997-10-31
ANGEION CORP/MN
filed 1997-12-15
CIK 815093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 31, 1997

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

                                YES __X__ NO ____

            Common stock, par value $.01 per share: 32,955,041 shares
                       outstanding as of December 10, 1997

                          PART I. FINANCIAL INFORMATION

ITEM      DESCRIPTION                                                 Page(s)
----      -----------                                                 -------

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.

          Consolidated Balance Sheets - (unaudited) October 31, 1997    1
          and July 31, 1997.

          Consolidated Statements of Operations (unaudited)             2
          - For the Three Months Ended October 31, 1997 and 1996.

          Consolidated Statements of Cash Flows (unaudited)             3
          - For the Three Months Ended October 31, 1997 and 1996.

          Notes to Consolidated Financial Statements (unaudited).       4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL             5, 6, 7
                CONDITION AND RESULTS OF OPERATIONS.

                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.                    8

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                             8

          Signature.                                                    10

                               ANGEION CORPORATION

                           Consolidated Balance Sheets
                       October 31, 1997 and July 31, 1997
                                   (unaudited)

                                                          October 31,       July 31,
ASSETS                                                       1997             1997
------                                                   ------------     ------------
Current assets:
      Cash and cash equivalents                          $  3,003,488     $  6,372,119
      Short-term marketable securities                      2,059,151        8,050,181
      Accounts receivable:
           Trade                                              604,688        1,315,570
           Other                                              149,038          201,904
      Inventories                                           7,418,957        7,161,977
      Prepaid expenses and other current assets               751,043          237,267
                                                         ------------     ------------

           TOTAL CURRENT ASSETS                            13,986,365       23,339,018

Property and equipment, net                                 6,683,331        6,722,076
Other assets, net                                             765,154          835,269
                                                         ------------     ------------

           TOTAL ASSETS                                  $ 21,434,850     $ 30,896,363
                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
      Accounts payable                                      1,969,996        2,248,622
      Accrued payroll, vacation and related costs             683,483          929,314
      Other accrued expenses                                1,504,717          939,657
      Deferred income                                          36,550          731,250
                                                         ------------     ------------

           TOTAL CURRENT LIABILITIES                        4,194,746        4,848,843


           TOTAL LIABILITIES                                4,194,746        4,848,843
                                                         ------------     ------------

Shareholders' equity:
      Common stock, $.01 par value.  Authorized
         50,000,000 shares; issued and outstanding
         30,695,633 shares at October 31, 1997,
         and 30,558,133 shares at July 31, 1997               306,956          305,581
      Additional paid-in capital                           95,304,827       95,089,691
      Unamortized value of restricted stock                   (76,530)         (72,917)
      Cumulative translation adjustment                         9,534            1,777
      Accumulated deficit                                 (78,304,683)     (69,276,612)
                                                         ------------     ------------

           TOTAL SHAREHOLDERS' EQUITY                      17,240,104       26,047,520
                                                         ------------     ------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 21,434,850     $ 30,896,363
                                                         ============     ============

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                      Consolidated Statements of Operations
              For the Three Months Ended October 31, 1997 and 1996
                                   (Unaudited)

                                                 Three Months Ended
                                                     October 31,

                                                1997             1996
                                            ------------     ------------

Net sales                                   $    864,775     $  1,723,045

Operating expenses:
     Manufacturing                             2,305,573        1,617,698
     Research and development                  4,966,412        3,563,124
     Selling, general and administrative       2,753,204        1,032,621
                                            ------------     ------------

         Total operating expenses             10,025,189        6,213,443
                                            ------------     ------------

         OPERATING LOSS                       (9,160,414)      (4,490,398)
                                            ------------     ------------


Other income (expense):
     Interest expense                             (2,920)         (29,054)
     Interest income                             135,263          548,751
                                            ------------     ------------

         Other income (expense)                  132,343          519,697
                                            ------------     ------------


         NET LOSS                           $ (9,028,071)    $ (3,970,701)
                                            ============     ============


         NET LOSS PER COMMON SHARE          $       (.29)    $       (.14)
                                            ============     ============


Weighted average number of common shares
     outstanding                              30,647,087       28,659,707
                                            ============     ============

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                      Consolidated Statements of Cash Flows
              For the Three Months Ended October 31, 1997 and 1996
                                   (Unaudited)

                                                                           1997            1996
                                                                       -----------     ------------
OPERATING ACTIVITIES:
Net loss                                                              $(9,028,071)    $ (3,970,701)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                                        551,654          416,582
     Compensation expense on grant of stock and stock options             157,573          132,403
     Changes in operating assets and liabilities:
         Accounts receivable                                              764,815        1,194,823
         Inventory                                                       (256,980)      (2,062,471)
         Prepaid expenses and other current assets                       (513,038)         (25,961)
         Accounts payable                                                (279,584)      (1,642,527)
         Accrued expenses                                                 317,426          664,605
         Deferred income                                                 (694,700)            --
                                                                      -----------     ------------
              Net cash used in operating activities                    (8,980,905)      (5,293,247)
                                                                      -----------     ------------

INVESTING ACTIVITIES:

Purchase of marketable securities                                          (8,970)     (31,032,117)
Proceeds from maturities of marketable securities                       6,000,000        5,150,000
Payments for purchases of property and equipment                         (442,525)        (598,250)
                                                                      -----------     ------------
               Net cash provided by (used in) investing activities      5,548,505      (26,480,367)
                                                                      -----------     ------------

FINANCING ACTIVITIES:

Proceeds from exercise of stock options and warrants                       55,325           67,625
                                                                      -----------     ------------
               Net cash provided by financing activities                   55,325           67,625
                                                                      -----------     ------------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                        8,444             --

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (3,368,631)     (31,705,989)

Cash and cash equivalents:
 Beginning of period                                                    6,372,119       35,183,919
                                                                      -----------     ------------
 End of period                                                        $ 3,003,488     $  3,477,930
                                                                      ===========     ============

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                             $     2,920     $      2,580


See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                                    Form 10-Q

                                October 31, 1997

                   Notes to Consolidated Financial Statements

1.     BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's July 31, 1997 Annual Report to Shareholders.

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

The assets and liabilities for Angeion GmbH are translated into U.S. dollars at quarter-end exchange rates while elements of the statement of operations are translated at average exchange rates in effect during the period. The resulting translation adjustments are recorded as a component of shareholders' equity.

3.     NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares representing convertible preferred stock and common stock warrants and options were excluded in the Fiscal 1997 and 1996 periods presented due to their anti-dilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's operations consist of the research and development efforts of its two divisions, the implantable cardioverter defibrillator group and the catheter ablation group. These divisions develop and manufacture medical devices to treat various types of arrhythmias (irregular heartbeats). Effective November 1, 1995, the Company established a European subsidiary, Angeion Europe Ltd. ("Angeion Europe"), to facilitate clinical studies of its ICDs and expand its European business activities. For the same reasons, a German subsidiary, Angeion GmbH, was established during the quarter ended October 31, 1996. The results of the subsidiaries operations are included in the consolidated financial statements of the Company.

In October 1997, the Company entered into an Investment and Master Strategic Relationship Agreement ("Investment Agreement") with Synthelabo, a French pharmaceutical company, pursuant to which on December 9, 1997, Synthelabo purchased 2,251,408 shares of Common Stock of the Company for $15 million and received a warrant to purchase an additional 1,350,895 shares of Common Stock. In addition, Synthelabo agreed to purchase up to an additional $15 million in Common Stock (in installments of $5 million) upon the achievement by the Company of certain milestones. In connection with each additional installment of Common Stock purchased, Synthelabo will also receive additional warrants to purchase, at the applicable investment price, shares of Common Stock equal to 60% of the number of shares purchased.

In connection with the Investment Agreement, the Company also entered into a Manufacturing and Supply Agreement with ELA Medical, S.A., a subsidiary of Synthelabo ("ELA Medical"), which provides for the marketing and sale of the Company's ICD systems and support equipment by ELA Medical in the European and Japanese markets. The Company's ICD products will be marketed under ELA Medical's trademarks by ELA Medical's established global sales and marketing network which services more than 20 countries in these territories. In addition, the Company entered into a Limited Liability Company Operating Agreement with ELA Medical, Inc., a U.S,-based subsidiary of Synthelabo, which provides for the formation of Angellan Medical Systems, LLC (Angellan), a U.S.-based joint venture company that combines the two companies' U.S. sales and marketing functions and serve as the U.S. selling organization for both companies. Angellan will offer a complete line of cardiac rhythm management products, following U.S. regulatory approvals, including single and dual chamber ICD systems for the rapidly growing tachyarrhythmia management market, as well as U.S. market-released pacemaker and lead systems for the established bradyarrhythmia market. This joint venture company is owned 50% by each party, and each party has the right to designate one-half of the Directors. Dennis L. Sellke, has ceased to serve as a Director of the Company and will serve as the Chief Executive Officer of the joint venture company, reporting to the joint venture company's Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have related to, and are expected to continue to relate to, expansion of clinical studies, research and development activities of its ICD and catheter ablation divisions, scale-up and expansion of the Company's manufacturing and marketing activities, funding of Angellan general corporate purposes including working capital, and the acquisition of businesses, products and technologies. The Company has financed its liquidity needs over the last three fiscal years through the sale of common stock and other equity securities, issuance of long-term debt and notes payable.

Net cash used in operating activities was $8,980,905 and $5,293,247 in the quarters ended October 31, 1997 and 1996, respectively. The cash used during these periods primarily related to research and development activities of the Company's ICD and catheter ablation divisions (including clinical studies). During the quarter ended October 31, 1996, cash used also related to the build-up of inventory.

Investing activities provided cash of $5,548,505 and utilized cash of $26,480,367 in the quarters ended October 31, 1997 and 1996, respectively. The cash provided from maturity of marketable securities in the 1997 and 1996 quarters were generated from U.S. Treasury Bills which were purchased as part of a U.S. Treasury Bill ladder established in August 1996 with monthly maturities timed to meet the Company's liquidity needs. The Company also utilized $442,525 and $598,250 to purchase property and equipment in the quarters ended October 31, 1997 and 1996, respectively. Most of the property and equipment purchases in the 1997 and

1996 quarters related to increasing manufacturing capacity and expanding the research and development capabilities.

On September 2, 1997, the Company entered into an equity-based line of credit with an investment group that allows the Company to access up to $25 million, at the Company's sole discretion, through sale of its Common Stock. The equity line will be available for a two-year period ending October 8, 1999.

At October 31, 1997, the Company had cash and cash equivalents of $3,003,488 and marketable securities of $2,059,151. Assuming the Company's operations progress as anticipated (of which there can be no assurance), the Company believes that its existing balances of cash, cash equivalents and marketable securities, along with cash generated from operations and from the initial investment by Synthelabo, should provide sufficient capital for approximately the next six to seven months. To the extent that the Company's operations do not progress as anticipated, however, additional capital may be needed sooner. The timing of the Company's capital needs and the amount of capital needed will depend on a number of factors, including: progress with clinical studies; time and costs involved in obtaining regulatory approvals; costs involved in filing, prosecuting and enforcing patents or defending against patent infringement claims; competing technological and market developments; costs of manufacturing and marketing scale-up; funding needs of Angellan; potential acquisitions of businesses, products, and technologies; the ability of the Company to maximize its international sales through the selling and marketing agreement with ELA Medical, S.A., and the ability to increase the number of U.S. implants through Angellan, which has exclusive selling and marketing rights within the U.S. Although, additional investments by Synthelabo, if received, could provide the Company with additional capital, there can be no assurance that such accounts will be received on a timely basis or at all or that other capital will be available when needed or on acceptable terms. Failure to obtain additional capital would have a material adverse effect on the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1996

Net sales decreased to $864,775 from $1,723,045 in the quarters ended October 31, 1997 and 1996, respectively. In the quarter ended October 31, 1997, net sales were generated primarily from U.S. clinical implants and from the recognition of deferred revenue from the sale of programmers to St. Jude Medical, Inc. In the quarter ended October 31, 1996, 72% of the net sales were generated from the sale of ICDs and related products to Pacesetter, a wholly-owned subsidiary of St. Jude, as part of the OEM Agreement which was later dissolved.

Manufacturing expense increased to $2,305,573 from $1,617,698 in the quarters ended October 31, 1997 and 1996, respectively. The increase of 43% was primarily due to increased unabsorbed manufacturing expense as a result of lower production volumes as the Company transitioned between current models of ICDs and the elimination of production for the OEM Agreement with St. Jude which was present in the 1996 quarter. On November 12, 1997, the Company announced a revision to its clinical trial protocol of its Sentinel ICD and a temporary suspension of implants due to a capacitor issue. The Company intends to incorporate a new ceramic capacitor and, upon FDA approval, resume implants. The manufacturing cost associated with this change cannot be estimated at this time.

Research and development expenses increased to $4,966,412 from $3,563,124 in the quarters ended October 31, 1997 and 1996, respectively. This increase of 39% was due to the cost associated with the development of prototypes for the new models of ICDs currently in product development as well as increased expenditures related to the catheter ablation division. Research and development activity related to the development of the ICDs accounted for $4,413,902 of the expense for the quarter ended October 31, 1997, while the catheter ablation development activities accounted for $552,510 of the expense. Research and development expenses will continue to increase, reflecting the Company's intent to move these and other new products through development and human clinical studies as rapidly as possible during Fiscal 1998.

Selling, general and administrative expense increased to $2,753,204 from $1,032,621 for the quarters ended October 31, 1997 and 1996, respectively. This increase of 111% was partially due to an increase in selling and marketing costs as the Company continued to build its U.S. sales force. In addition, the increase is attributable to an increase in legal costs and approximately $250,000 of expense incurred to dissolve an international distributor agreement. The selling and marketing expense is expected to decline significantly after January 1998, as these activities are transferred to Angellan.

Interest income decreased to $135,263 from $548,751 in the quarters ended October 31, 1997 and 1996, respectively. The decrease of 75% was due to the lower average invested cash balances in the quarter ended October 31, 1997, compared to the quarter ended October 31, 1996.

The net loss increased to $9,028,071, or $.29 per share, from $3,970,701, or $.14 per share, in the quarters ended October 31, 1997 and 1996, respectively.

CERTAIN IMPORTANT FACTORS

This Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended to indicate forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including the following: the expectation that the Company will continue to incur additional operating losses and net losses over the next few years; the fluctuation in the Company's operating results; the impact of competition in the ICD market; new product development cycles and the market acceptance of the Company's products; the Company's ability to protect its intellectual property rights and to resolve any intellectual property disputes on reasonable terms; and the ability of the Company to continue to build its own clinical and distribution networks.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 2, 1997, the Company entered into an agreement with an investment group that allows the Company, for a two-year period ending October 8, 1999, to access, at the Company's sole discretion, by delivery of a "put notice," up to $25 million, through sale of its Common Stock (the "Put Option"). As a commitment fee, the Company issued to the investment group 100,000 shares of its Common Stock in a transaction that was not registered under the Securities Act of 1933, as amended (the "Securities Act"). In issuing such shares of Common Stock and the Put Option, the Company relied upon Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In connection with such transaction, the investment group represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities issued in such transactions. The investment group had adequate access, through its due diligence effort, to information about the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   Exhibits

          Item No.        Item                                  Method of Filing
          --------        ----                                  ----------------

          10.1      Amended and Restated Investment and Master
                    Strategic Relationship Agreement dated as
                    of October 9, 1997 between Company and
                    Synthelabo (1)                              Filed herewith.

          10.2      Limited Liability Company Operating
                    Agreement of Angellan Medical Systems, LLC
                    dated December 9, 1997 between the Company
                    and ELA Medical, Inc. (1)                    Filed herewith.

          10.3      Implantable Cardioverter Defibrillator
                    Product Manufacturing and Supply Agreement
                    dated December 9, 1997 between the Company
                    and ELA Medical, Inc. (1)                    Filed herewith.

          10.4      Implantable Cardioverter Defibrillator
                    Product . Manufacturing and Supply
                    Agreement dated December 9, 1997 between
                    the Company and Angellan Medical Systems,
                    LLC (1)                                      Filed herewith.

          10.5      First Amendment to Rights Agreement dated
                    as of October 9, 1997 between the Company
                    and Norwest Bank Minnesota, N.A.             Filed herewith.

          10.6      Second Amendment to Rights Agreement dated
                    as of October 9, 1997 between the Company
                    and Norwest Bank Minnesota, N.A.             Filed herewith.

          10.7      Form of Common Stock Purchase Warrant to
                    purchase 1,350,845 shares of Common Stock
                    issued to Synthelabo (1)                     Filed herewith.

          10.8      Form of Supplemental Common Stock Purchase
                    Warrant (1)                                  Filed herewith.

          10.9      Form of Second Investment Common Stock
                    Purchase Warrant (1)                         Filed herewith.

          10.10     Form of Third Investment Common Stock
                    Purchase Warrant (1)                         Filed herewith.

          10.11     Form of Fourth Investment Common Stock
                    Purchase Warrant (1)                         Filed herewith.

          10.12     1994 Non-Employee Director Plan (as
                    amended through September 30, 1997)          Filed herewith.

          10.13     1997 Employee Stock Purchase Plan            Filed herewith.

          27.1      Financial Data Schedule                      Filed herewith.

(1) Confidential treatment has been requested with respect to designated portions contained within this exhibit. Such portions have been omitted and filed separately with the Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

    (b) A current report on Form 8-K, dated October 22, 1997, was filed during the three months ended October 31, 1997, pursuant to Item 5. This filing was made in reference to the announcement by the Company of change in its fiscal year-end from July 31 to December 31. No financial statements were included in this filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ANGEION CORPORATION

Dated:  December 15, 1997             By /s/ David L. Christofferson
                                        --------------------------------
                                           David L. Christofferson
                                           Vice President of Finance