Form 10-Q
period 1997-12-31
ANGEION CORP/MN
filed 1998-02-12
CIK 815093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

              [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From August 1, 1997 to December 31, 1997

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

                              YES __X__. NO ____.

            Common stock, par value $.01 per share: 32,998,443 shares
                       outstanding as of January 30, 1998

                          PART I. FINANCIAL INFORMATION

ITEM         DESCRIPTION                                                 Page(s)

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS.

             Consolidated Balance Sheets - (unaudited) December 31, 1997   1
             and July 31, 1997.

             Consolidated Statements of Operations (unaudited)             2
             - For the Five Months Ended December 31, 1997 and 1996.

             Consolidated Statements of Cash Flows (unaudited)             3
             - For the Five Months Ended December 31, 1997 and 1996.

             Notes to Consolidated Financial Statements (unaudited).       4


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL             5,6,7
                   CONDITION AND RESULTS OF OPERATIONS.

                           PART II. OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.                    8

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.          8,9

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.                             9

             Signature.                                                    10

                               ANGEION CORPORATION

                           Consolidated Balance Sheets
                       December 31, 1997 and July 31, 1997
                                   (unaudited)

                                                           December 31,          July 31,
                                                              1997                 1997
                                                          --------------     --------------
ASSETS
------
Current assets:
      Cash and cash equivalents                           $   14,052,115     $    6,372,119
      Short-term marketable securities                              --            8,050,181
      Accounts receivable:
           Trade                                                 241,136          1,315,570
           Other                                                 167,450            201,904
      Inventories                                              6,889,144          7,161,977
      Prepaid expenses and other current assets                  291,475            237,267
                                                          --------------     --------------

            TOTAL CURRENT ASSETS                              21,641,320         23,339,018

Property and equipment, net                                    6,523,820          6,722,076
Other assets, net                                                718,411            835,269
                                                          --------------     --------------

             TOTAL ASSETS                                 $   28,883,551     $   30,896,363
                                                          ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
      Accounts payable                                           893,996          2,248,622
      Accrued payroll, vacation and related costs              1,015,119            929,314
      Other accrued expenses                                   1,186,941            939,657
      Deferred income                                             36,550            731,250
                                                          --------------     --------------

            TOTAL CURRENT LIABILITIES                          3,132,606          4,848,843


            TOTAL LIABILITIES                                  3,132,606          4,848,843
                                                          --------------     --------------

Shareholders' equity:
      Common stock, $.01 par value.  Authorized
        50,000,000 shares; issued and outstanding
        32,998,443 shares at December 31, 1997,
        and 30,558,133 shares at July 31, 1997                   329,984            305,581
      Additional paid-in capital                             109,682,282         95,089,691
      Unamortized value of restricted stock                      (50,716)           (72,917)
      Cumulative translation adjustment                            6,903              1,777
      Accumulated deficit                                    (84,217,508)       (69,276,612)
                                                          --------------     --------------

            TOTAL SHAREHOLDERS' EQUITY                        25,750,945         26,047,520
                                                          --------------     --------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $   28,883,551     $   30,896,363
                                                          ==============     ==============

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                      Consolidated Statements of Operations
              For the Five Months Ended December 31, 1997 and 1996
                                   (Unaudited)

                                                    Five Months Ended
                                                       December 31,
                                                  1997              1996
                                             -------------     -------------

Net sales                                    $     864,775     $   2,275,901

Operating expenses:
      Manufacturing                              4,180,198         2,677,881
      Research and development                   7,213,832         5,905,774
      Selling, general and administrative        4,609,807         2,232,852
                                             -------------     -------------

            Total operating expenses            16,003,837        10,816,507
                                             -------------     -------------

            OPERATING LOSS                     (15,139,062)       (8,540,606)
                                             -------------     -------------


Other income (expense), net:
      Interest expense                              (4,893)          (48,674)
      Interest income                              203,059           854,451
                                             -------------     -------------

            Other income (expense)                 198,166           805,777
                                             -------------     -------------


            NET LOSS                         $ (14,940,896)    $  (7,734,829)
                                             =============     =============


            NET LOSS PER SHARE               $        (.48)    $        (.27)
                                             =============     =============

Weighted average number of common shares
      outstanding                               30,997,656        28,678,276
                                             =============     =============

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                      Consolidated Statements of Cash Flows
                For the Five Months Ended December, 1997 and 1996
                                   (Unaudited)

                                                                              1997              1996
                                                                         -------------     -------------
OPERATING ACTIVITIES:

Net loss                                                                 $ (14,940,896)    $  (7,734,829)
Adjustments to reconcile net loss to net cash
used in operating activities:
      Depreciation and amortization                                            926,177           680,841
      Compensation expense on grant of stock and stock options                 239,320           220,670
      Changes in operating assets and liabilities:
            Accounts receivable                                              1,109,617         1,534,307
            Inventory                                                          272,833        (3,861,697)
            Prepaid expenses and other current assets                          (53,888)          (54,803)
            Accounts payable                                                (1,355,452)       (1,934,248)
            Accrued expenses                                                   332,071           894,344
            Deferred income                                                   (694,700)             --
                                                                         -------------     -------------
                  Net cash used in operating activities                    (14,164,918)      (10,255,415)
                                                                         -------------     -------------

INVESTING ACTIVITIES:

Purchase of short-term investments                                                --         (31,206,636)
Proceeds from maturities of short-term investments                           8,050,181         9,400,000
Payments for purchases of property and equipment                              (611,219)       (1,251,539)
                                                                         -------------     -------------
                  Net cash provided by (used in) investing activities        7,438,962       (23,058,175)
                                                                         -------------     -------------

FINANCING ACTIVITIES:

Proceeds from issuance of common stock and warrants, net                    14,334,292              --
Proceeds from exercise of stock options and warrants                            65,583           167,625
                                                                         -------------     -------------
                  Net cash provided by financing activities                 14,399,875           167,625
                                                                         -------------     -------------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                             6,077              --

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    7,679,996       (33,145,965)

Cash and cash equivalents:
      Beginning of period                                                    6,372,119        35,183,919
                                                                         -------------     -------------
      End of period                                                      $  14,052,115     $   2,037,954
                                                                         =============     =============

Supplemental disclosure of cash flow information:
-------------------------------------------------
      Cash paid during the period for interest                           $       4,893     $       3,924


See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                                    Form 10-Q

                                December 31, 1997

                   Notes to Consolidated Financial Statements

1.     BASIS OF PRESENTATION

In October, 1997, the Board of Directors approved a change in the Company's fiscal year from July 31 to December 31. The unaudited transition period consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited transition period consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report to Shareholders.

The information furnished reflects, in the opinion of the management of Angeion Corporation, all adjustments, (of only a normally recurring nature), necessary to present a fair statement of the results for the transition period presented.

2.     NET LOSS PER SHARE

In the five-month period ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires replacing primary and fully diluted earnings per share ("EPS") with basic and diluted EPS for all periods presented. The adoption of this statement had no impact on the financial results of operations of the Company, as the Company recorded a net loss from operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's operations consist of the research and development efforts of its two divisions, the implantable cardioverter defibrillator group and the catheter ablation group. These divisions develop and manufacture medical devices to treat various types of arrhythmias (irregular heartbeats). Effective November 1, 1995, the Company established a European subsidiary, Angeion Europe Ltd. ("Angeion Europe"), to facilitate clinical studies of its ICDs and expand its European business activities. For the same reasons, a German subsidiary, Angeion GmbH, was established during the five-month period ended December 31, 1996. The results of the subsidiaries' operations are included in the consolidated financial statements of the Company.

In October 1997, the Company entered into an Amended and Restated Investment and Master Strategic Relationship Agreement ("Investment Agreement") with Synthelabo, a French pharmaceutical company, pursuant to which on December 9, 1997, Synthelabo purchased 2,251,408 shares of Common Stock of the Company for $15 million and received a warrant to purchase an additional 1,350,895 shares of Common Stock. In addition, Synthelabo agreed to purchase up to an additional $15 million in Common Stock (in installments of $5 million) upon the achievement by the Company of certain milestones. In connection with each additional installment of Common Stock purchased, Synthelabo will also receive additional warrants to purchase, at the applicable investment price, shares of Common Stock equal to 60% of the number of shares purchased.

In connection with the Investment Agreement, the Company also entered into a Manufacturing and Supply Agreement with ELA Medical, S.A., a subsidiary of Synthelabo ("ELA Medical"), which provides for the marketing and sale of the Company's ICD systems and support equipment by ELA Medical in the European and Japanese markets. The Company's ICD products will be marketed under ELA Medical's trademarks by ELA Medical's established global sales and marketing network which services more than 20 countries in these territories. In addition, the Company entered into a Limited Liability Company Operating Agreement with ELA Medical, Inc., a U.S-based subsidiary of Synthelabo, which provides for the formation of Angellan Medical Systems, LLC (Angellan), a U.S.-based joint venture company that combines the two companies' U.S. sales and marketing functions and serves as the U.S. selling affiliate for both companies. Following U.S. regulatory approvals, Angellan will offer a complete line of cardiac rhythm management products, including single and dual chamber ICD systems for the rapidly growing tachyarrhythmia management market, as well as U.S. market-released pacemaker and lead systems for the established bradyarrhythmia market. Angellan is owned 50% by each party, and each party has the right to designate one-half of the Directors. Dennis L. Sellke, has ceased to serve as a Director of the Company and currently serves as the Chief Executive Officer of Angellan, reporting to the Angellan's Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have related to, and are expected to continue to relate to, expansion of clinical studies; research and development activities of its ICD and catheter ablation divisions; scale-up and expansion of the Company's manufacturing and marketing activities; funding of Angellan; general corporate purposes including working capital; and the acquisition of businesses, products and technologies. The Company has financed its liquidity needs over the last three fiscal years through the sale of Common Stock and other equity securities, issuance of long-term debt and notes payable.

Net cash used in operating activities was $14,164,918 and $10,255,415 in the five-month periods ended December 31, 1997 and 1996, respectively. The cash used during these periods primarily related to research and development activities of the Company's ICD and catheter ablation divisions (including clinical studies). During the five-month period ended December 31, 1996, cash used also related to the build-up of inventory.

Investing activities provided cash of $7,438,962 and utilized cash of $23,058,175 in the five-month periods ended December 31, 1997 and 1996, respectively. The cash provided from maturity of marketable securities in the 1997 and 1996 periods were generated from U.S. Treasury Bills, which were purchased as part of a U.S. Treasury Bill ladder established in August 1996, with monthly maturities timed to meet the Company's liquidity needs. The Company also utilized $611,219 and $1,251,539 to purchase property and equipment in the periods ended December 31, 1997 and 1996, respectively. Most of the property and equipment purchases in the

1997 and 1996 periods related to increasing manufacturing capacity and expanding the research and development capabilities.

On September 2, 1997, the Company entered into an equity-based line of credit with an investment group that allows the Company, upon the satisfaction of certain conditions, to access up to $25 million, at the Company's sole discretion, through the sale of its Common Stock. The equity line will be available for a two-year period ending October 8, 1999.

At December 31, 1997, the Company had cash and cash equivalents of $14,052,115. Assuming the Company's operations progress as anticipated (of which there can be no assurance), the Company believes that its existing balances of cash and cash equivalents, along with cash generated from operations, should provide sufficient capital until approximately April 1998. To the extent that the Company's operations do not progress as anticipated, however, additional capital may be needed sooner. The timing of the Company's capital needs and the amount of capital needed will depend on a number of factors, including: progress with clinical studies; time and costs involved in obtaining regulatory approvals; costs involved in filing, prosecuting and enforcing patents or defending against patent infringement claims; competing technological and market developments; costs of manufacturing and marketing scale-up; funding needs of Angellan; potential acquisitions of businesses, products, and technologies; the ability of the Company to maximize its international sales through the selling and marketing agreement with ELA Medical, S.A.; and the ability of the Company to increase the number of U.S. implants through Angellan, which has exclusive selling and marketing rights within the U.S.

Although additional investments by Synthelabo, if received, could provide the Company with additional capital, there can be no assurance that such amounts will be received on a timely basis or at all. Accordingly, the Company is pursuing other financing activities. There can be no assurance, however, that any required capital will be available when needed or on acceptable terms, and the failure to obtain additional capital on a timely basis would have a material adverse effect on the Company.

RESULTS OF OPERATIONS

FIVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE FIVE MONTHS ENDED DECEMBER 31, 1996

Net sales decreased to $864,775 from $2,275,901 for the five-month period ended December 31, 1997 compared to the five-month period ended December 31, 1996. This decrease was primarily due to the dissolution of the OEM Agreement with Pacesetter, Inc., a wholly-owned subsidiary of St. Jude Medical, Inc. (St.
Jude), in May 1997 and a reduction in clinical implants in the latter part of 1997 due to the temporary suspension of implants described below. In the five-month period ended December 31, 1997, net sales were generated primarily from U.S. clinical implants and from the recognition of deferred revenue from the sale of programmers to St. Jude. In the five-month period ended December 31, 1996, 55% of the net sales were generated from the sale of ICDs and related products to Pacesetter.

Manufacturing expense increased to $4,180,198 from $2,677,881 for the five-month period ended December 31, 1997 compared to the five-month period ended December 31,1996. The increase of 56% was primarily due to increased unabsorbed manufacturing expense as a result of lower production volumes as the Company transitioned between current models of ICDs, and the elimination of production for the OEM Agreement with St. Jude in the 1996 period. On November 12, 1997, the Company announced a revision to its clinical trial protocol of its Sentinel ICD and a temporary suspension of implants due to a capacitor issue. The Company incorporated a new ceramic capacitor and received FDA approval in January 1998 to resume implants. The Company recognized an $800,000 expense for the manufacturing cost associated with this change as well as additional obsolescence caused by a change in the estimate on salvage value.

Research and development expenses increased to $7,213,832 from $5,905,774 for the five-month period ended December 31, 1997 compared to the five-month period ended December 31, 1996. This increase of 22% was due to the cost associated with the development of prototypes for the new models of ICDs currently in product development as well as increased expenditures related to the catheter ablation division. Research and development activity related to the development of the ICDs accounted for $6,342,024 of the expense for the five-month period ended December 31, 1997, while the catheter ablation development activities accounted for $871,808 of the expense. Research and development expenses will continue to increase, reflecting the

Company's intent to move these and other new products through development and human clinical studies as rapidly as possible during Calendar 1998.

Selling, general and administrative expense increased to $4,609,807 from $2,232,852 for the five-month period ended December 31, 1997 compared to the five-month period ended December 31, 1996. This increase of 106% was partially due to an increase in selling and marketing costs as the Company continued to build its U.S. sales force. In addition, the increase is attributable to an increase in legal costs and approximately $350,000 of expense incurred to dissolve an international distributor agreement. The selling and marketing expense is expected to decline significantly in Calendar 1998, as these activities are transferred to Angellan.

Interest income decreased to $203,059 from $854,451 for the five-month period ended December 31, 1997 compared to the five-month period ended December 31, 1996. The decrease of 76% was due to the lower average invested cash balances in the five-month period ended December 31, 1997, compared to the five-month period ended December 31, 1996.

The net loss increased to $14,940,896, or $.48 per share, from $7,734,829, or $.27 per share, in the five-month period ended December 31, 1997 compared to the five-month period ended December 31, 1996.

CERTAIN IMPORTANT FACTORS

This Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended to indicate forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including the following: the expectation that the Company will continue to incur additional operating losses and net losses over the next few years; the ability of the Company to obtain additional capital on a timely basis; the fluctuation in the Company's operating results; the impact of competition in the ICD market; new product development cycles and the market acceptance of the Company's products; the Company's ability to protect its intellectual property rights and to resolve any intellectual property disputes on reasonable terms; funding needs of Angellan; and the ability of the Company to continue to build adequate clinical and distribution networks.

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

In October 1997, the Company entered into an Amended and Restated Investment and Master Strategic Relationship Agreement ("Investment Agreement") with Synthelabo, a French pharmaceutical company, pursuant to which on December 9, 1997, Synthelabo purchased 2,251,408 shares of Common Stock of the Company and a four-year warrant to purchase an additional 1,350,845 shares of Common Stock at an exercise price of $6.6625 per share for $15 million, with the number of shares of Common Stock subject to possible adjustments depending on the future market price of the Common Stock. In addition, Synthelabo agreed to purchase up to an additional $15 million in Common Stock (in installments of $5 million) upon the achievement by the Company of certain milestones. In connection with each additional installment of Common Stock purchased, Synthelabo will also receive additional warrants to purchase, at the applicable investment price, shares of Common Stock equal to 60% of the number of shares purchased.

In issuing such shares of Common Stock, warrants and the Put Option, the Company relied upon Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In connection with such transactions, the investment group and Synthelabo represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities issued in such transactions. The investment group and Synthelabo had adequate access, through their due diligence effort, to information about the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Shareholders of the Company was held on December 10, 1997. The following matters were voted on and approved by the Company's shareholders at the Annual Meeting. The tabulation of votes with respect to each of the following matters voted on at the Annual Meeting is set forth as follows:

                                       For           Against     Abstain     Broker Non-Vote
                                       ---           -------     -------     ---------------
1.   ELECTION OF DIRECTORS

     Whitney A. McFarlin            26,657,393       237,941          0            0

     Arnold A. Angeloni             26,668,733       226,601          0            0

     Dennis E. Evans                26,668,118       227,216          0            0

     Lyle D. Joyce, M.D., Ph.D.     26,144,659       750,675          0            0

     Joseph C. Kiser, M.D.          26,664,021       231,313          0            0

     Donald D. Maurer               26,653,873       241,461          0            0

     Glen Taylor                    26,662,968       232,366          0            0


                     For             Against         Abstain     Broker Non-Vote
                     ---             -------         -------     ---------------

2. AMEND THE COMPANY'S 1994 NON-EMPLOYEE DIRECTOR PLAN TO INCREASE THE FAIR MARKET VALUE OF ANNUAL STOCK GRANTS TO NON-EMPLOYEE DIRECTORS OF THE COMPANY AS ANNUAL COMPENSATION FROM $16,000 TO $24,000 AND TO INCREASE THE ANNUAL OPTION GRANT TO NON-EMPLOYEE DIRECTORS OF THE COMPANY FROM 2,500 SHARES TO 3,000 SHARES.

                  25,322,273        1,440,420        132,641             0


3.   ADOPT THE COMPANY'S EMPLOYEE STOCK PURCHASE PLAN.

                  26,149,410          624,846        121,078             0


4. RATIFICATION OF KPMG PEAT MARWICK LLP AS AUDITORS FOR THE YEAR ENDING JULY 31, 1998.

                  26,706,204          109,694         79,436             0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              Item No.   Item                      Method of Filing
              --------   ----                      ----------------

              27.1       Financial Data Schedule   Filed herewith electronically

     (b) A current report on Form 8-K, dated December 9, 1997, was filed during the five months ended December 31, 1997, pursuant to Item 5. This filing was made in reference to the announcement by the Company of the effectiveness of its relationship with Synthelabo, a French societe anonyme, to market a full line of sophisticated tachyarrhythmia and bradycardia products. No financial statements were included in this filing.

         A current report on Form 8-K, dated October 22, 1997, was filed during the five months ended December 31, 1997, pursuant to Item 5. This filing was made in reference to the announcement by the Company of a change in its fiscal year-end from July 31 to December 31. No financial statements were included in this filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ANGEION CORPORATION


Dated: February 12, 1998                 By: /s/ David L. Christofferson
                                         -------------------------------
                                         David L. Christofferson
                                         Vice President of Finance