Form 10-Q
period 1998-03-31
ANGEION CORP/MN
filed 1998-05-15
CIK 815093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-17019

                               ANGEION CORPORATION
             (Exact name of registrant as specified in its charter)

               Minnesota                                 41-1579150
       (State of Incorporation)               (IRS Employer Identification No.)
7601 Northland Drive, Brooklyn Park, MN
        (Address of principal                            55428-1088
          executive offices)                             (Zip Code)



                                 (612) 315-2000
                               (Telephone number)

       3650 Annapolis Lane, Suite 170, Plymouth, MN 55428, July 31, 1997. (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES _X_. NO ___.

            Common stock, par value $.01 per share: 33,177,443 shares
                         outstanding as of May 11, 1998

                    PART I. FINANCIAL INFORMATION

ITEM        DESCRIPTION                                            Page(s)

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS.

            Consolidated Balance Sheets (unaudited)                      1
            - March 31, 1998 and December 31, 1997.

            Consolidated Statements of Operations (unaudited)            2
            - For the Three Months Ended March 31, 1998 and 1997.

            Consolidated Statements of Cash Flows (unaudited)            3
            - For the Three Months Ended March 31, 1998 and 1997.

            Notes to Consolidated Financial Statements (unaudited).      4


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL            5, 6, 7
                CONDITION AND RESULTS OF OPERATIONS.


                                       PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.                                           8

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.                   8

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.         9

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                            9

            Signatures.                                                  10

                               ANGEION CORPORATION

                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997
                                   (unaudited)


                                                                                March 31             December 31,
                                                                                  1998                  1997
                                                                              -------------         -------------
ASSETS
------

Current assets:
      Cash and cash equivalents                                               $   7,719,932         $  14,052,115
      Short-term marketable securities                                                 --                    --
      Accounts receivable:
           Trade, less allowance for doubtful accounts of $102,000 for              728,565               241,136
                  1998 and $0 for 1997
           Other                                                                    131,476               167,450
      Inventories                                                                 7,476,102             6,889,144
      Prepaid expenses and other current assets                                   1,082,369               291,475
                                                                              -------------         -------------

            TOTAL CURRENT ASSETS                                                 17,138,444            21,641,320

Property and equipment, net                                                       6,939,508             6,523,820
Investment in joint venture, net                                                  1,682,124                  --
Other assets, net                                                                   734,166               718,411
                                                                              -------------         -------------

             TOTAL ASSETS                                                     $  26,494,242         $  28,883,551
                                                                              =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                            1,273,180               893,996
      Current portion of long-term debt                                           5,009,279                  --
      Accrued payroll, vacation and related costs                                 1,193,675             1,015,119
      Other accrued expenses                                                      1,828,449             1,186,941
      Deferred income                                                               419,648                36,550
                                                                              -------------         -------------

            TOTAL CURRENT LIABILITIES                                             9,724,231             3,132,606


            TOTAL LIABILITIES                                                     9,724,231             3,132,606
                                                                              -------------         -------------

Shareholders' equity:
      Common stock, $.01 par value.  Authorized
        75,000,000 shares; issued and outstanding
        33,173,943 shares at March 31, 1998,
        and 32,998,443 shares at December 31, 1997                                  331,739               329,984
      Additional paid-in capital                                                110,526,059           109,682,282
      Unamortized value of restricted stock                                        (202,279)              (50,716)
      Cumulative translation adjustment                                               6,898                 6,903
      Accumulated deficit                                                       (93,892,406)          (84,217,508)
                                                                              -------------         -------------

            TOTAL SHAREHOLDERS' EQUITY                                           16,770,011            25,750,945
                                                                              -------------         -------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  26,494,242         $  28,883,551
                                                                              =============         =============


See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


                                                   Three Months Ended
                                                        March 31,

                                                  1998               1997
                                              ------------      ------------

Net sales                                     $    354,997      $    715,685

Operating expenses:
      Manufacturing                              1,844,621         1,858,312
      Research and development                   5,347,456         4,607,081
      Selling, general and administrative        2,614,159         1,469,065
                                              ------------      ------------

            Total operating expenses             9,806,236         7,934,458
                                              ------------      ------------

            OPERATING LOSS                      (9,451,239)       (7,218,773)
                                              ------------      ------------


Other income (expense), net:
      Equity net loss in joint venture            (317,876)             --
      Interest expense                             (19,931)          (29,425)
      Interest income                              114,148           368,671
                                              ------------      ------------

            Other income (expense)                (223,659)          339,246
                                              ------------      ------------


            NET LOSS                          $ (9,674,898)     $ (6,879,527)
                                              ============      ============


            NET LOSS PER SHARE                $       (.29)     $       (.24)
                                              ============      ============

Weighted average number of common shares
      outstanding                               33,091,321        28,802,275
                                              ============      ============


See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


                                                                              1998                1997
                                                                          ------------      ------------

OPERATING ACTIVITIES:

Net loss                                                                  $ (9,674,898)     $ (6,879,527)
Adjustments to reconcile net loss to net cash
used in operating activities:
      Depreciation and amortization                                            798,338           439,579
      Compensation expense on grant of stock and stock options                 448,969           175,359
      Loss on disposal of fixed assets                                         401,008              --
      Equity net loss in joint venture                                         317,876              --
      Changes in operating assets and liabilities:
            Accounts receivable                                               (451,669)           71,031
            Inventory                                                         (586,958)         (992,318)
            Prepaid expenses and other current assets                         (876,157)         (141,247)
            Accounts payable                                                   379,268           669,973
            Accrued expenses                                                   820,561            67,457
            Deferred income                                                    383,098              --
                                                                          ------------      ------------
                  Net cash used in operating activities                     (8,040,564)       (6,589,693)
                                                                          ------------      ------------

INVESTING ACTIVITIES:

Purchase of short-term investments                                                --            (241,831)
Proceeds from maturities of short-term investments                                --           7,000,000
Investment in joint venture, net                                            (2,000,000)             --
Payments for purchases of property and equipment                            (1,299,300)       (1,355,982)
                                                                          ------------      ------------
                  Net cash provided by (used in) investing activities       (3,299,300)        5,402,187
                                                                          ------------      ------------

FINANCING ACTIVITIES:

Net proceeds from issuance of debt and capital lease                         5,009,279              --
                                                                                            ------------
Proceeds from exercise of stock options and warrants                              --              98,250
                                                                          ------------      ------------
                  Net cash provided by financing activities                  5,009,279            98,250
                                                                          ------------      ------------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                            (1,598)            7,030

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (6,332,183)       (1,082,226)

Cash and cash equivalents:
      Beginning of period                                                   14,052,115         2,037,954
                                                                          ------------      ------------
      End of period                                                       $  7,719,932      $    955,728
                                                                          ============      ============

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                            $     19,321      $     29,425


See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                                    Form 10-Q

                                 March 31, 1998

                   Notes to Consolidated Financial Statements



1.     BASIS OF PRESENTATION

In October, 1997, the Board of Directors approved a change in the Company's fiscal year from July 31 to December 31. The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the published rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report to Shareholders.

The information furnished reflects, in the opinion of the management of Angeion Corporation, all adjustments, (of a normally recurring nature), necessary to present a fair statement of the results for the period presented.


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


3.    INCOME (LOSS) OF JOINT VENTURE

On January 1, 1998, the Company's 50 percent-owned joint venture, Ela-Angeion, LLC (Ela-Angeion), began operations. A proportional amount of the income (loss) from the joint venture will be accounted for under the Equity Method and will appear as a component of Other Income (Loss) on the Statement of Operations after eliminating intercompany profits or loss of all assets still remaining on the books of the joint venture at the end of the reporting period.


4.    REPORTING COMPREHENSIVE INCOME

In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement does not change the reporting of net income (loss). However, it requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a separate financial statement that is displayed with the same prominence as other financial statements. This statement also requires that an enterprise display the accumulated balance of other comprehensive income separately from retained earnings and paid-in-capital in the equity section of a statement of financial position. The Company adopted this statement on January 1, 1998, but does not have significant comprehensive income components to report at March 31,1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's operations consist of the research and development efforts of its two divisions, the implantable cardioverter defibrillator group and the catheter ablation group. These divisions develop and manufacture medical devices to treat various types of arrhythmias (irregular heartbeats). In November 1995, the Company established a European subsidiary, Angeion Europe Ltd. ("Angeion Europe"), to facilitate clinical studies of its ICDs and expand its European business activities. For the same reasons, a German subsidiary, Angeion GmbH, was established by the Company in October, 1996. The results of the subsidiaries' operations are included in the consolidated financial statements of the Company. On January 1, 1998, the Company's 50 percent-owned joint venture, Ela-Angeion, LLC (Ela-Angeion), began operations. A proportional amount of the income (loss) of Ela-Angeion appears in the other income (expense) section of the Statement of Operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have related to, and are expected to continue to relate to, expansion of clinical studies; research and development activities of its ICD and catheter ablation divisions; scale-up and expansion of the Company's manufacturing and marketing activities; funding of Ela-Angeion; and general corporate purposes including working capital. The Company has financed its liquidity needs through the sale of Common Stock and other equity securities and the issuance of long-term debt and notes payable.

Net cash used in operating activities increased to $8,040,564 in the three-month period ended March 31, 1998 compared to $6,589,693 in the three-month period ended March 31, 1997. The cash used during these periods related to research and development activities of the Company's ICD and catheter ablation divisions (including clinical studies), as well as increases in the manufacturing capacity in the ICD division.

Investing activities utilized cash of $3,299,300 in the three-month period ended March 31, 1998 and provided cash of $5,402,187 in the three-month period ended March 31, 1997. The cash provided from maturity of marketable securities in the 1997 period were generated from U.S. Treasury Bills, which were purchased as part of a U.S. Treasury Bill ladder established in August 1996, with monthly maturities timed to meet the Company's liquidity needs. In January, 1998, the Company invested $2,000,000 in Ela-Angeion. The Company also utilized $1,299,300 and $1,355,982 to purchase property and equipment in the three-month periods ended March 31, 1998 and 1997, respectively. During the three-month period ended March 31, 1998, purchases of property and equipment related primarily to facilitating the Company's new offices in Brooklyn Park. During the three-month period ended March 31, 1997, purchases of property and equipment related primarily to increasing manufacturing capacity and expanding the research and development capabilities.

On March 11, 1998, the Company borrowed $5,000,000 from RGC International Investors, LDC ("Rose Glen") pursuant to a Convertible Senior Note (the "Interim Financing"). In connection with the Interim Financing, the Company issued Rose Glen warrants to purchase an aggregate of 970,000 shares of Common Stock. On April 15, 1998, the Company repaid the Interim Financing together with accrued interest in full. In consideration of early payment, warrants for an aggregate of 242,500 shares of Common Stock were canceled. The remaining warrant for 727,500 shares of Common Stock (the "Rose Glen Warrant") is exercisable until March 11, 2003.

On April 14, 1998, the Company completed a private placement of $22,150,000 principal amount of 7 1/2 percent Senior Convertible Notes due 2003 (the "Notes"), which resulted in net proceeds to the Company of approximately $20,000,000. The Notes were issued pursuant to an Indenture between the Company and U.S. Bank National Association, as trustee (the "Indenture"). Interest on the Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 1998. The Notes are convertible into Common Stock at any time after July 13, 1998 and prior to maturity, unless previously redeemed, at a conversion price of $3.0516 per share (the "Conversion Price"), subject to adjustment upon the occurrence of certain events. The

Conversion Price will be reduced on December 18, 1998 to the lower of: (a) the previously applicable Conversion Price, or (b) the average of the last reported sale price of the Common Stock as reported by the Nasdaq National Market for the five consecutive business days ending on the last full trading day prior to December 18, 1998; provided, however, that in no event will the Conversion Price be reduced below $1.5258.

On or after April 14, 2001, the Notes will be redeemable at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days' prior written notice at a redemption price equal to 100 percent of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, up to the redemption date. Upon the occurrence of a "change in control" or the delisting of the Common Stock from the Nasdaq National Market System, each holder of the Notes has the right to require the Company to repurchase all or any part of such holder's Notes at a repurchase price equal to 101 percent of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any. Upon the occurrence of an "Event of Default" under the Indenture, the Trustee or the holders of at least 25 percent in principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately.

 At March 31, 1998, the Company had cash and cash equivalents of $7,719,932. Assuming the Company's operations progress as anticipated (of which there can be no assurance), the Company believes that its existing balances of cash and cash equivalents, along with cash generated from operations, the Notes, and additional investments by Synthelabo, should provide sufficient capital through Calendar 1999. To the extent that the Company's operations do not progress as anticipated, however, additional capital may be needed sooner. The timing of the Company's capital needs and the amount of capital needed will depend on a number of factors, including: progress with clinical studies; time and costs involved in obtaining regulatory approvals; costs involved in filing, prosecuting and enforcing patents or defending against patent infringement claims; competing technological and market developments; costs of manufacturing and marketing scale-up; funding needs of Ela-Angeion; potential acquisitions of businesses, products, and technologies; the ability of the Company to maximize its international sales through the selling and marketing agreement with ELA Medical, S.A.; and the ability of the Company to increase the number of U.S. implants through Ela-Angeion, which has exclusive selling and marketing rights within the U.S.



RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Net sales decreased 50 percent to $354,997 for the three-month period ended March 31, 1998 compared to $715,685 for the three-month period ended March 31, 1997. In the three-month period ended March 31, 1998, revenue consisted of sales of ICDs through Ela-Angeion offset by an increase in the sales return allowance. In the three-month period ended March 31, 1997, sales were generated from U.S. clinical implants and international sales in Europe.

Manufacturing expense decreased 1 percent to $1,844,621 for the three-month period ended March 31, 1998 compared to $1,858,312 for the three-month period ended March 31,1997. The decrease was primarily due to a decrease in cost of goods sold offset by an increase in the expense associated with the new model 2020 ICD, which had its first implant in March 1998.

Research and development expense increased 16 percent to $5,347,456 for the three-month period ended March 31, 1998 compared to $4,607,081 for the three-month period ended March 31, 1997. This increase was due to the costs associated with the development of prototypes for the new models of ICDs currently in product development. Research and development activity related to the development of the ICDs accounted for $4,791,602 of the expense for the three-month period ended March 31, 1998, while the catheter ablation development activities accounted for $555,854 of the expense. Research and development expenses will continue to increase, reflecting the Company's intent to move these and other new products through development and human clinical studies as rapidly as possible during Calendar 1998.

Selling, general and administrative expense increased 78 percent to $2,614,159 for the three-month period ended March 31, 1998 compared to $1,469,065 for the three-month period ended March 31, 1997. This increase was primarily due to an increase in legal costs, non-cash compensation associated with restricted stock grants and approximately $400,000 of expense incurred on disposal of assets relating to the Company's move to its new facility.

Interest income decreased 69 percent to $114,148 for the three-month period ended March 31, 1998 compared to $368,671 for the three-month period ended March 31, 1997. The decrease was due to the lower average invested cash balances in the three-month period ended March 31, 1998, compared to the three-month period ended March 31, 1997.

The net loss increased to $9,674,898, or $.29 per share in the three-month period ended March 31, 1998, compared to $6,879,527, or $.24 per share the three-month period ended March 31, 1997.



CERTAIN IMPORTANT FACTORS

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended to indicate forward-looking statements. These statements by their nature involve substantial risks and uncertainties. Actual results may differ materially depending on a variety of factors, including, but not limited to, the following: progress with clinical trials; time and costs involved in obtaining regulatory approvals; costs involved in filing, prosecuting and enforcing patents and defending against patent infringement claims; competing technological and market developments; costs of manufacturing and marketing scale-up; funding needs of the joint venture; need to obtain additional capital; and success of the strategic alliance with Synthelabo may prove to be important in affecting the business and results of operations of Angeion. Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the prior discussion is qualified in its entirety by, the Risk Factors contained in the Company's Current Report of Form 8-K as filed with the SEC on April 20, 1998, a copy of which is available from the Company upon request.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS.

Mayfield International, Inc. filed a two-count complaint against Angeion Corporation in August 1996. On February 5, 1998, the Hennepin County District Court granted Angeion Corporation partial summary judgment and dismissed the claims in count two of the complaint with prejudice. The claim set forth in count one of the complaint proceeded to trial before a jury in April 1998. On April 17, 1998, the jury returned a special verdict in favor of Angeion Corporation dismissing the claim in count one of the complaint with prejudice.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On March 11, 1998, the Company borrowed $5,000,000 from RGC International Investors, LDC ("Rose Glen") pursuant to a Convertible Senior Note (the "Interim Financing"). In connection with the Interim Financing, the Company issued Rose Glen three warrants to purchase an aggregate of 970,000 shares of Common Stock at an exercise price equal to the lower of $3.86 or 125 percent of the average of the closing bid prices of the Common Stock over the five trading days ending on June 9, 1998. On April 15, 1998, the Company repaid the Interim Financing together with accrued interest in full. In consideration of early payment, the warrants for an aggregate of 242,500 shares of Common Stock were canceled. The remaining warrant for 727,500 shares of Common Stock is exercisable until March 11, 2003. Commencing March 11, 2001, in the event that the closing bid price of the Common Stock exceeds 200 percent of the Exercise Price for 15 trading days in any 20 consecutive trading day period (provided that the closing bid price on the last trading day of such period exceeds 200 percent of the Exercise Price), the Rose Glen Warrant is callable at the option of the Company for $.001. In consideration for their services rendered in connection with the Interim Financing, the Company issued 25,000 shares of Common Stock to Perpetual Growth Advisors on March 11, 1998.

On April 14, 1998, the Company completed a private placement of $22,150,000 principal amount of 7 1/2 percent Senior Convertible Notes due 2003 (the "Notes"). The Notes were issued pursuant to an Indenture between the Company and U.S. Bank National Association, as trustee (the "Indenture"). The Notes are convertible into Common Stock at any time after July 13, 1998 and prior to maturity, unless previously redeemed, at a conversion price of $3.0516 per share (the "Conversion Price"), subject to adjustment upon the occurrence of certain events. The Conversion Price will be reduced on December 18, 1998 to the lower of: (a) the previously applicable Conversion Price, or (b) the average of the last reported sale price of the Common Stock as reported by the Nasdaq National Market for the five consecutive business days ending on the last full trading day prior to December 18, 1998; provided, however, that in no event will the Conversion Price be reduced below $1.5258. See "Part I. Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of additional terms of the Notes.

In consideration of their services rendered in connection with the offering of the Notes, the Company issued to each of HSBC Securities, Inc. and Prudential Securities Incorporated a warrant to purchase 181,462 shares of Common Stock at an initial exercise price of $2.90625 per share. The exercise price will be reduced on December 18, 1998 to the lower of: (a) the previously applicable exercise price, or (b) the average of the last reported sale price of the Common Stock as reported by the Nasdaq National Market for the five consecutive business days ending on the last full trading day prior to December 18, 1998; provided, however, that in no event will the exercise price be reduced below $1.5258.

In issuing such securities, the Company relied upon Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In connection with such transactions, the purchasers represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities issued in such transactions. The purchasers had adequate access to information about the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Special Meeting of the Shareholders of the Company was held on March 17,1998. The following matter was voted on and approved by the Company's shareholders at the Special Meeting. The tabulation of votes with respect to the following matter voted on at the Special Meeting is set forth as follows:

     1. INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK OF THE COMPANY FROM 50,000,000 TO 75,000,000.

          For                Against            Abstain          Broker Non-Vote
          ---                -------            -------          ---------------

       28,320,665            750,014            129,451                 0



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits

           Item No.    Item                        Method of Filing
           --------    ----                        ----------------

           27.1        Financial Data Schedule     Filed herewith electronically

     (b) A current report on Form 8-K, dated April 17, 1998, was filed during the three months ended March 31, 1998, pursuant to Item 5. This filing was made in reference to the Company's risk factors and uncertainties. No financial statements were included in this filing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ANGEION CORPORATION


Dated:  May 15, 1998          By: /s/ Whitney A. McFarlin
                              ---------------------------
                                    Whitney A. McFarlin
                                    President and Chief Executive Officer
                                    (principal executive and financial officer)


                              By: /s/ Peg O. Norris
                              ---------------------------
                                    Peg O. Norris
                                    Corporate Controller
                                    (principal accounting officer)