Form 10-Q/A
period 1997-10-31
ANGEION CORP/MN
filed 1998-07-29
CIK 815093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

                         Commission file number 0-17019

                               ANGEION CORPORATION
             (Exact name of registrant as specified in its charter)

                Minnesota                           41-1579150
        (State of Incorporation)         (IRS Employer Identification No.)
                Suite 170
 7601 Northland Drive, Minneapolis, MN              55428-1088
          (Address of principal                     (Zip Code)
            executive offices)


                                 (612) 315-2000
                               (Telephone number)

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

                                EXPLANATORY NOTE

         Angeion Corporation (the "Company") filed a request for Confidential Treatment on December 14, 1997 (the "Request") in connection with certain transactions with Synthelabo and its subsidiaries. The documents related to such transactions were originally included as exhibits to the Company's original Form 10-Q filed on December 15, 1997. Pursuant to discussions with the Securities and Exchange Commission regarding the Request, the Company is refiling such documents in their final redacted forms as exhibits to this Form 10-Q/A.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

                                                                     Method of
Item No.          Item                                                Filing
--------          ----                                                ------

10.1              Amended and Restated Investment and Master          Filed
                  Strategic Relationship Agreement dated as of        herewith.
                  October 9, 1997 between Company and
                  Synthelabo.*

10.2              Limited Liability Company Operating                 Filed
                  Agreement of Angellan Medical Systems, LLC          herewith.
                  dated December 9, 1997 between the Company and ELA Medical, Inc.*

10.3              Implantable Cardioverter Defibrillator              Filed
                  Product Manufacturing and Supply Agreement          herewith.
                  dated December 9, 1997 between the Company and ELA Medical, Inc.*

10.4              Implantable Cardioverter Defibrillator              Filed
                  Product Manufacturing and Supply Agreement          herewith.
                  dated December 9, 1997 between the Company and Angellan Medical Systems, LLC.*

10.5              First Amendment to Rights Agreement dated as        Filed
                  of October 9, 1997 between the Company and          herewith.
                  Norwest Bank Minnesota, N.A.

10.6              Second Amendment to Rights Agreement dated          Filed
                  as of October 9, 1997 between the Company           herewith.
                  and Norwest Bank Minnesota, N.A.

10.7              Form of Common Stock Purchase Warrant to            Filed
                  purchase 1,350,845 shares of Common Stock           herewith.
                  issued to Synthelabo.

10.8              Form of Supplemental Common Stock Purchase          Filed
                  Warrant.                                            herewith.

10.9              Form of Second Investment Common Stock              Filed
                  Purchase Warrant.                                   herewith.

10.10             Form of Third Investment Common Stock               Filed
                  Purchase Warrant.                                   herewith.

10.11             Form of Fourth Investment Common Stock              Filed
                  Purchase Warrant.                                   herewith.

10.12             1994 Non-Employee Director Plan (as amended         **
                  through September 30, 1997).

10.13             1997 Employee Stock Purchase Plan.                  **

10.14             Side Letter between Company and Synthelabo          Filed
                  dated as of December 9, 1997.                       herewith.

27.1              Financial Data Schedule.                            **

(b) A current report on Form 8-K, dated October 22, 1997, was filed during the three months ended October 31, 1997, pursuant to Item 5. This filing was made in reference to the announcement by the Company of change in its fiscal year-end from July 31 to December 31. No financial statements were included in this filing.

* Confidential treatment has been requested with respect to designated portions contained within this exhibit. Such portions have been omitted and filed separately with the Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

** Incorporated by reference to the original Form 10-Q filed by the Company on December 15, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            ANGEION CORPORATION

                                       By: /s/ James B. Hickey, Jr.
                                           -------------------------------------
                                           James B. Hickey, Jr.
                                           President and Chief Executive Officer

July 29, 1998