Form 10-Q
period 1998-06-30
ANGEION CORP/MN
filed 1998-08-13
CIK 815093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-17019

                               ANGEION CORPORATION
             (Exact name of registrant as specified in its charter)

               Minnesota                               41-1579150
       (State of Incorporation)             (IRS Employer Identification No.)

7601 Northland Drive, Brooklyn Park, MN                55428-1088
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

                                YES __X__ NO ____

            Common stock, par value $.01 per share: 33,351,446 shares
                        outstanding as of August 4, 1998

                          PART I. FINANCIAL INFORMATION

ITEM     DESCRIPTION                                                       Page
----     -----------                                                       ----

ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated Balance Sheets (unaudited)                            1
         - June 30, 1998 and December 31, 1997.

         Consolidated Statements of Operations (unaudited)                  2
         - For the Three and Six Months Ended
              June 30, 1998 and 1997.

         Consolidated Statements of Cash Flows (unaudited)                  3
         - For the Six Months Ended June 30, 1998 and 1997.

         Notes to Consolidated Financial Statements (unaudited).            4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                  5
              CONDITION AND RESULTS OF OPERATIONS.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                                 9

ITEM 5.  OTHER INFORMATION                                                  9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                  10

         Signatures.                                                        11

                               ANGEION CORPORATION

                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997
                                   (unaudited)

                                                                            June 30,         December 31,
                                                                              1998               1997
                                                                         -------------      -------------
ASSETS

Current assets:
      Cash and cash equivalents                                          $  13,791,443      $  14,052,115
      Accounts receivable:
          Trade, less allowance for doubtful accounts of $17,000 for           593,620            241,136
             1998 and $0 for 1997

           Other                                                               221,301            167,450
      Inventories                                                            7,964,027          6,889,144
      Prepaid expenses and other current assets                                833,803            291,475
                                                                         -------------      -------------

            TOTAL CURRENT ASSETS                                            23,404,194         21,641,320

Property and equipment, net                                                  7,310,701          6,523,820
Investment in joint venture, net                                             2,835,634                 --
Other assets, net                                                            2,746,554            718,411
                                                                         -------------      -------------

             TOTAL ASSETS                                                $  36,297,083      $  28,883,551
                                                                         =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                       1,775,356            893,996
      Current portion of long-term debt                                        665,797                 --
      Accrued payroll, vacation and related costs                              851,706          1,015,119
      Other accrued expenses                                                 1,525,135          1,186,941
      Deferred income                                                          680,123             36,550
                                                                         -------------      -------------

            TOTAL CURRENT LIABILITIES                                        5,498,117          3,132,606

Long-term debt                                                              22,150,000                 --

            TOTAL LIABILITIES                                               27,648,117          3,132,606
                                                                         -------------      -------------

Shareholders' equity:
      Common stock, $.01 par value.  Authorized
        75,000,000 shares; issued and outstanding
        33,275,946 shares at June 30, 1998,
        and 32,998,443 shares at December 31, 1997                             332,759            329,984
      Additional paid-in capital                                           111,079,801        109,682,282
      Unamortized value of restricted stock                                   (156,266)           (50,716)
      Cumulative translation adjustment                                          8,350              6,903
      Accumulated deficit                                                 (102,615,678)       (84,217,508)
                                                                         -------------      -------------

            TOTAL SHAREHOLDERS' EQUITY                                       8,648,966         25,750,945
                                                                         -------------      -------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  36,297,083      $  28,883,551
                                                                         =============      =============

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                   1998             1997              1998               1997
                                              ------------      ------------      ------------      ------------
Net sales                                     $  1,113,117      $    984,966      $  1,468,115      $  1,700,651


Operating expenses:
      Manufacturing                              2,022,438         2,338,232         3,867,059         4,196,544
      Research & development                     5,204,092         4,908,153        10,551,548         9,515,234
      Selling, general & administrative          1,309,702         1,922,683         3,660,142         3,391,748
                                              ------------      ------------      ------------      ------------

            Total operating expenses             8,536,232         9,169,068        18,078,749        17,103,526
                                              ------------      ------------      ------------      ------------


            OPERATING LOSS                      (7,423,115)       (8,184,102)      (16,610,634)      (15,402,875)
                                              ------------      ------------      ------------      ------------


Other income (expense), net:
      Equity in net loss of joint venture         (846,490)               --        (1,164,366)               --
      Interest expense                            (661,907)          (24,677)         (945,558)          (54,102)
      Interest income                              208,240           273,741           322,388           642,412
                                              ------------      ------------      ------------      ------------

            Other income (expense)              (1,300,157)          249,064        (1,787,536)          588,310
                                              ------------      ------------      ------------      ------------

            NET LOSS                          $ (8,723,272)     $ (7,935,038)     $(18,398,170)     $(14,814,565)
                                              ============      ============      ============      ============



            NET LOSS PER SHARE                $       (.26)     $       (.27)     $       (.56)     $       (.51)
                                              ============      ============      ============      ============


Weighted average number of shares
      outstanding                               33,178,406        29,432,979        33,135,104        28,960,469
                                              ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                              1998              1997
                                                                          ------------      ------------
OPERATING ACTIVITIES:

Net loss                                                                  $(18,398,170)     $(14,814,565)
Adjustments to reconcile net loss to net cash
used in operating activities:
      Depreciation and amortization                                          1,641,660           925,475
      Compensation expense on grant of stock and stock options               1,267,252           676,285
      Loss on disposal of fixed assets                                         299,523                --
      Equity in net loss of joint venture                                    1,164,366                --
      Changes in operating assets and liabilities:
            Accounts receivable                                               (406,457)         (335,444)
            Inventory                                                       (1,074,883)       (1,034,718)
            Prepaid expenses and other current assets                         (542,257)          (60,691)
            Accounts payable                                                   881,385           691,763
            Accrued expenses                                                   175,188           160,742
            Deferred income                                                    643,573                --
                                                                          ------------      ------------
                  Net cash used in operating activities                    (14,348,820)      (13,791,153)
                                                                          ------------      ------------

INVESTING ACTIVITIES:

Purchase of short-term investments                                                  --          (360,022)
Proceeds from maturities of short-term investments                                  --        15,500,000
Investment in joint venture                                                 (3,561,595)               --
Payments for purchases of property and equipment                            (2,479,792)       (1,784,761)
                                                                          ------------      ------------
                  Net cash provided by (used in) investing activities       (6,041,387)       13,355,217
                                                                          ------------      ------------

FINANCING ACTIVITIES:

Net proceeds from issuance of debt and capitalization of lease              20,102,160                --
Proceeds from exercise of stock options and warrants                            27,492         1,023,106
                                                                          ------------      ------------
                  Net cash provided by financing activities                 20,129,652         1,023,106
                                                                          ------------      ------------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                              (117)           (9,871)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (260,672)          577,299

Cash and cash equivalents:
      Beginning of period                                                   14,052,115         2,037,954
                                                                          ------------      ------------
      End of period                                                       $ 13,791,443      $  2,615,253
                                                                          ============      ============

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                            $     33,807      $     54,102
                                                                          ------------      ------------

Non-cash investment and financing activity
      Transfer of property and equipment to joint venture                 $    438,405      $         --
                                                                          ------------      ------------

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                                    Form 10-Q

                                  June 30, 1998

                   Notes to Consolidated Financial Statements


1.     BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to the published rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report to Shareholders. During October 1997, the Company changed its year end from July 31 to December 31. The transition period report as of and for the five months ended December 31, 1997, was filed on Form 10Q.

The information furnished reflects, in the opinion of the management of the Company, all adjustments, (of a normally recurring nature), necessary to present a fair statement of the results for the period presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.


2.     NET LOSS PER SHARE

For each period presented, basic and diluted loss per share amounts are identical, as the effect of potential common shares is antidilutive.


3.     EQUITY IN LOSS OF JOINT VENTURE

On January 1, 1998, the Company's 50 percent-owned joint venture, ELA*Angeion, LLC ("ELA*Angeion"), began operations. A proportional amount of the income
(loss) from the joint venture will be accounted for under the Equity Method and will appear as a component of Other Income (Loss) on the Company's Consolidated Statements of Operations. Angeion's proportional share of sales, cost of sales and any resultant gain or loss related to assets sold to the joint venture still remaining on the books of the joint venture at the end of the applicable reporting period have been eliminated.


4.     REPORTING COMPREHENSIVE INCOME

In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 does not change the reporting of net income (loss). However, it requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a separate financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires that an enterprise display the accumulated balance of other comprehensive income separately from retained earnings and paid-in-capital in the equity section of a statement of financial position. The Company adopted SFAS 130 on January 1, 1998, but does not have significant comprehensive income components to report at June 30,1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's operations consist of the research and development efforts of its two divisions, the implantable cardioverter defibrillator ("ICD") group and the catheter ablation group. These divisions develop and manufacture medical devices to treat various types of cardiac arrhythmias (irregular heartbeats). In November 1995, the Company established a European subsidiary, Angeion Europe Ltd. ("Angeion Europe"), to facilitate clinical studies of its ICDs and expand its European business activities. For the same reasons, a German subsidiary, Angeion GmbH, was established by the Company in October 1996. The results of the subsidiaries' operations are included in the consolidated financial statements of the Company. On January 1, 1998, the Company's 50 percent-owned joint venture, ELA*Angeion, LLC ("ELA*Angeion"), began operations. A proportional amount of the income (loss) of ELA*Angeion appears in the other income (expense) section of the Company's Consolidated Statements of Operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have related to, and are expected to continue to relate to, expansion of clinical studies; research and development activities of its ICD and catheter ablation divisions; scale-up and expansion of the Company's manufacturing and marketing activities; funding of ELA*Angeion; and general corporate purposes including working capital. The Company has financed its liquidity needs through the sale of Common Stock and other equity securities and the issuance of long-term debt and notes payable.

Net cash used in operating activities increased to $14,348,820 in the six-month period ended June 30, 1998 compared to $13,791,153 in the six-month period ended June 30, 1997. The cash used during these periods related to research and development activities of the Company's ICD and catheter ablation divisions (including clinical studies), as well as increases in the manufacturing capacity in the ICD division.

Investing activities utilized cash of $6,041,387 in the six-month period ended June 30, 1998 and provided cash of $13,355,217 in the six-month period ended June 30, 1997. The cash provided from maturity of marketable securities in the 1997 period were generated from U.S. Treasury Bills, which were purchased as part of a U.S. Treasury Bill ladder established in August 1996, with monthly maturities timed to meet the Company's liquidity needs. In the six-month period ended June 30, 1998, the Company invested $4,000,000 in ELA*Angeion, of which $438,405 was a contribution of physical assets. The Company also utilized cash of $2,479,792 in the six-month period ended June 30, 1998 and $1,784,761 in the six-month period ended June 30, 1997, to purchase property and equipment. During the six-month period ended June 30, 1998, purchases of property and equipment related primarily to equipping the Company's new offices in Brooklyn Park. During the six-month period ended June 30, 1997, purchases of property and equipment related primarily to increasing manufacturing capacity and expanding the Company's research and development capabilities.

On March 11, 1998, the Company borrowed $5,000,000 from RGC International Investors, LDC ("Rose Glen") pursuant to a Convertible Senior Note (the "Interim Financing"). In connection with the Interim Financing, the Company issued Rose Glen warrants to purchase an aggregate of 970,000 shares of the Company's Common Stock at an exercise price of $2.922. On April 15, 1998, the Company repaid the Interim Financing together with accrued interest, in full. In consideration of early payment, warrants for an aggregate of 242,500 shares of Common Stock were canceled. The remaining warrant for 727,500 shares of Common Stock (the "Rose Glen Warrant") is exercisable until March 11, 2003.

On April 14, 1998, the Company completed a private placement of $22,150,000 principal amount of 7 1/2 percent Senior Convertible Notes due 2003 (the "Notes"), which resulted in net proceeds to the Company of approximately $20,000,000. The Notes were issued pursuant to an Indenture between the Company and U.S. Bank National Association, as trustee (the "Indenture"). Interest on the Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 1998. The Notes are convertible into Common Stock at any time after July 13, 1998, and prior to maturity, unless previously redeemed, at a conversion price of $3.0516 per share (the "Conversion Price"), subject to adjustment upon the occurrence of certain events. The

Conversion Price will be adjusted on December 18, 1998 to the lower of: (a) the previously applicable Conversion Price, or (b) the average of the last reported sale price of the Common Stock as reported by the Nasdaq National Market for the five consecutive business days ending on the last full trading day prior to December 18, 1998; provided, however, that in no event will the Conversion Price be reduced below $1.5258.

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

At June 30, 1998, the Company had cash and cash equivalents of $13,791,443. Presuming the Company's operations progress as anticipated (of which there can be no assurance), the Company believes that its existing balances of cash and cash equivalents, along with cash generated from operations and additional milestone investments by Synthelabo, a French pharmaceutical company, under the previously disclosed Investment and Master Strategic Relationship Agreement ("Synthelabo"), could provide sufficient capital to maintain a minimum level of operations over the next 12 months; however, management will likely attempt to raise additional capital during this time to support the planned growth of the Company. To the extent that the Company's operations do not progress as anticipated, however, additional capital may be needed sooner. The timing of the Company's capital needs and the amount of capital needed will depend on a number of factors, including: progress with clinical studies; time and costs involved in obtaining regulatory approvals; costs involved in filing, prosecuting and enforcing patents or defending against patent infringement claims; competing technological and market developments; costs of manufacturing and marketing scale-up; funding needs of ELA*Angeion; potential acquisitions of businesses, products, and technologies; the ability of the Company to maximize its international sales through the selling and marketing agreement with ELA Medical, S.A.; and the ability of the Company to increase the number of U.S. implants through ELA*Angeion, which has exclusive selling and marketing rights within the U.S.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

Net sales increased 13 percent to $1,113,117 for the three-month period ended June 30, 1998, compared to $984,966 for the three-month period ended June 30, 1997, due primarily to increased sales to ELA*Angeion. In the three-month period ended June 30, 1998, revenue consisted of sales of ICDs to ELA*Angeion (after elimination of Angeion's proportional share as discussed in Note 3 above) and international sales. In the three-month period ended June 30, 1997, sales were generated from U.S. clinical implants and sales in Europe.

Manufacturing expense decreased 14 percent to $2,022,438 for the three-month period ended June 30, 1998, compared to $2,338,232 for the three-month period ended June 30,1997. The decrease was primarily due to a decrease in obsolescence expense offset by an increase in the cost of products sold due to higher sales.

Research and development expense increased 6 percent to $5,204,092 for the three-month period ended June 30, 1998, compared to $4,908,153 for the three-month period ended June 30, 1997. This increase was due to the costs associated with the development of prototypes for the new models of ICDs currently in product development. Research and development activity related to the development of the ICDs accounted for $4,644,101 of the expense for the three-month period ended June 30, 1998, while the catheter ablation development activities accounted for $559,991 of the expense. Research and development expenses will continue to increase, reflecting the Company's intent to move these and other new products through development and human clinical studies as rapidly as possible during Calendar 1998.

Selling, general and administrative expense decreased 32 percent to $1,309,702 for the three-month period ended June 30, 1998, compared to $1,922,683 for the three-month period ended June 30, 1997. This decrease was primarily related to a decline in legal costs and to a decrease in selling and marketing expense due to the transition of this function to ELA*Angeion.

Interest expense increased to $661,907 for the three month-period ended June 30, 1998, compared to $24,677 for the three-month period ended June 30, 1997. The increase was due to the amortization of debt expense and the 7 1/2 percent interest accrued on the Notes issued in April 1998.

Interest income decreased 24 percent to $208,240 for the three-month period ended June 30, 1998, compared to $273,741 for the three-month period ended June 30, 1997. The decrease was due to the lower average invested cash balances in the three-month period ended June 30, 1998, compared to the three-month period ended June 30, 1997.

The net loss increased to $8,723,272, or $.26 per share, in the three-month period ended June 30, 1998, compared to $7,935,038, or $.27 per share, the three-month period ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

Net sales decreased 14 percent to $1,468,115 for the six-month period ended June 30, 1998, compared to $1,700,651 for the six-month period ended June 30, 1997, due primarily to a decrease in clinical sales during the first quarter offset somewhat by the increase in sales to ELA*Angeion. In the six-month period ended June 30, 1998, revenue consisted of sales of ICDs to ELA*Angeion (after elimination of Angeion's proportional share as discussed in Note 3 above) and international sales. In the six-month period ended June 30, 1997, sales were generated from U.S. clinical implants and sales in Europe.

Manufacturing expense decreased 8 percent to $3,867,059 for the six-month period ended June 30, 1998, compared to $4,196,544 for the six-month period ended June 30,1997. The decrease was primarily due to a decrease in obsolescence and cost of goods sold offset by an increase in the expense associated with the introduction of the new model 2020 ICD, which had its first implant in March 1998.

Research and development expense increased 11 percent to $10,551,548 for the six-month period ended June 30, 1998, compared to $9,515,234 for the six-month period ended June 30, 1997. This increase was due to the costs associated with the development of prototypes for the new models of ICDs currently in product development. Research and development activity related to the development of the ICDs accounted for $9,435,703 of the expense for the six-month period ended June 30, 1998, while the catheter ablation development activities accounted for $1,115,845 of the expense. Research and development expenses will continue to increase, reflecting the Company's intent to move these and other new products through development and human clinical studies as rapidly as possible during Calendar 1998.

Selling, general and administrative expense increased 8 percent to $3,660,142 for the six-month period ended June 30, 1998, compared to $3,391,748 for the six-month period ended June 30, 1997. This increase was primarily due to an increase in non-cash compensation associated with restricted stock grants and expense incurred on disposal of assets relating to the Company's move to its new facility.

Interest expense increased to $945,558 for the six month-period ended June 30, 1998, compared to $54,102 for the six-month period ended June 30, 1997. The increase was due to the amortization of debt expense and the 7 1/2 percent interest accrued on the Notes issued in April 1998.

Interest income decreased 50 percent to $322,388 for the six-month period ended June 30, 1998 compared to $642,412 for the six-month period ended June 30, 1997. The decrease was due to the lower average invested cash balances in the six-month period ended June 30, 1998, compared to the six-month period ended June 30, 1997.

The net loss increased to $18,398,170, or $.56 per share in the six-month period ended June 30, 1998, compared to $14,814,565, or $.51 per share the six-month period ended June 30, 1997.

CERTAIN IMPORTANT FACTORS

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended to indicate forward-looking statements. These statements by their nature involve substantial risks and uncertainties. Actual results may differ materially depending on a variety of factors, including, but not limited to, the following: progress with clinical trials; time and costs involved in obtaining regulatory approvals; costs involved in filing, prosecuting and enforcing patents and defending against patent infringement claims; competing technological and market developments; costs of manufacturing and marketing scale-up; funding needs of ELA*Angeion; ability of the Company to obtain additional capital; and success of the strategic alliance with Synthelabo. Additional information with respect to the risks and uncertainties faced by the Company may be found in the Risk Factors contained in the Company's Current Report of Form 8-K as filed with the SEC on April 20, 1998, a copy of which is available from the Company upon request.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS.

In 1996, the Company and Pacesetter, Inc. jointly sued Cardiac Pacemakers, Inc., a subsidiary of Guidant Corporation ("CPI"), in the United States District Court, District of Minnesota, for patent infringement of Pacesetter's bradycardia patents and the Company's tachycardia patents. In connection with the Cross-License Agreement with St. Jude Medical, Inc., pursuant to a court order in July 1997, the Company is now the sole party to the litigation involving the Company's tachycardia patents. The Company asserted that the Mini I and Mini II ICDs CPI was making at that time infringed certain of the Company's patent rights. Discovery was limited to the Mini I and Mini II devices and has been substantially completed in the lawsuit.

On May 29, 1998, the Company was notified that the Magistrate Judge filed a Report and Recommendation (the "Report") with the District Judge concerning motions for summary judgment in the case. The Magistrate Judge heard competing motions by both the Company and CPI on the issue of whether certain CPI defibrillators infringed certain claims of four separate Company patents which are at issue in the lawsuit. The Report recommended to the District Judge that the Mini I and Mini II implantable defibrillators of CPI should be found to infringe certain claims of three of the Company patents related to the smaller capacitance, smaller size and Hot Can(R)-like features of these devices. The Report of the Magistrate Judge does not constitute an order or judgment of the District Court. CPI filed objections to the Report to which the Company responded and the matter is now before the District Judge to make a formal ruling in which he may accept, reject or modify all or part of the Report. The Report did not address the issues of validity and enforceability of the patents or the issues of damages or willful infringement, as these issues were not before the Magistrate Judge as part of the motions for summary judgment. These issues will be decided as part of a jury trial of the lawsuit which is to be trial ready as of December, 1998, with the Company having the burden of proving damages and willful infringement by a preponderance of the evidence and CPI having the burden of proving that the patents are invalid or unenforceable by clear and convincing evidence.

ITEM 5. OTHER INFORMATION.

At June 30, 1998, the total long-term debt of the Company as shown in the Company's consolidated financial statements, was $22,150,000. For the 1998 year-to-date period, the Company's ratio of earnings to fixed charges was (18.5) versus (272.8) for the same 1997 period. The ratios were computed by dividing fixed charges into the sum of earnings (after certain adjustments) and fixed charges. Earnings include loss from operations plus equity in the net losses of the Company's 50% owned joint venture. Fixed charges include interest on all debt including amortization of debt issuance costs.

With the change last year from a Fiscal to a Calendar year, the Company's next Annual Meeting of Shareholders will take place in spring 1999. Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's shareholders are hereby notified that the deadline for providing the Company timely notice of any shareholder proposal to be submitted outside the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Shareholders is February 1, 1999. Proposals of shareholders intended to be presented in the proxy materials relating to the Company's 1999 Annual Meeting of Shareholders must be received by the Company at its principal executive offices on or about December 1, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)   Exhibits

             Item No.      Item
             --------      ----

             12            Computation of Ratio of Earnings to Fixed Charges

             27            Financial Data Schedule.

       (b)   Reports on form 8-K.

              A current report on Form 8-K, dated April 17, 1998, was filed during the three months ended June 30, 1998, pursuant to Item 5. This filing was made in reference to the Company's risk factors and uncertainties. No financial statements were included in this filing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ANGEION CORPORATION


Dated:  August 13, 1998          By: /s/ James B. Hickey
                                 -----------------------
                                     James B. Hickey
                                     President and Chief Executive Officer
                                     (principal executive and financial officer)


                                 By: /s/ Peg O. Norris
                                 ---------------------
                                     Peg O. Norris
                                     Corporate Controller
                                     (principal accounting officer)