Form 10-Q
period 1998-09-30
ANGEION CORP/MN
filed 1998-10-15
CIK 815093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

                                 YES _X_ NO ___

            Common stock, par value $.01 per share: 38,625,497 shares
                       outstanding as of October 12, 1998

                          PART I. FINANCIAL INFORMATION

ITEM      DESCRIPTION                                                      Page
----      -----------                                                      ----

ITEM 1.   FINANCIAL STATEMENTS.

           Consolidated Balance Sheets (unaudited)                          1
           - September 30, 1998 and December 31, 1997.

           Consolidated Statements of Operations (unaudited)                2
           - For the Three and Nine Months Ended
                September 30, 1998 and 1997.

           Consolidated Statements of Cash Flows (unaudited)                3
           - For the Nine Months Ended September 30, 1998 and 1997.

           Notes to Consolidated Financial Statements (unaudited).          4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 5
                CONDITION AND RESULTS OF OPERATIONS.


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.                                                10

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.                        10

ITEM 5.   OTHER INFORMATION                                                 11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                 11

          Signatures.                                                       12

                               ANGEION CORPORATION
                           Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997
                                   (unaudited)

                                                          September 30,      December 31,
                                                              1998              1997
                                                          -------------     -------------
ASSETS

Current assets:
      Cash and cash equivalents                           $   7,474,725     $  14,052,115
      Accounts receivable:
           Trade                                              2,087,863           241,136
           Other                                              2,192,566           167,450
      Inventories                                             8,933,696         6,889,144
      Prepaid expenses and other current assets                 873,834           291,475
                                                          -------------     -------------

            TOTAL CURRENT ASSETS                             21,562,684        21,641,320

Property and equipment, net                                   7,361,959         6,523,820
Investment in joint venture, net                              4,403,013                --
Other assets, net                                             2,558,940           718,411
                                                          -------------     -------------

             TOTAL ASSETS                                 $  35,886,596     $  28,883,551
                                                          =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                        1,642,848           893,996
      Current portion of long-term debt                         576,875                --
      Accrued payroll, vacation and related costs             1,212,589         1,015,119
      Other accrued expenses                                  2,295,377         1,186,941
      Deferred income                                         1,274,230            36,550
                                                          -------------     -------------

            TOTAL CURRENT LIABILITIES                         7,001,919         3,132,606

Long-term debt                                               22,150,000                --

            TOTAL LIABILITIES                                29,151,919         3,132,606
                                                          -------------     -------------

Shareholders' equity:
      Common stock, $.01 par value.  Authorized
        75,000,000 shares; issued and outstanding
        34,713,844 shares at September 30, 1998,
        and 32,998,443 shares at December 31, 1997              347,138           329,984
      Additional paid-in capital                            116,263,016       109,682,282
      Unamortized value of restricted stock                    (111,912)          (50,716)
      Cumulative translation adjustment                         (25,620)            6,903
      Accumulated deficit                                  (109,737,945)      (84,217,508)
                                                          -------------     -------------

            TOTAL SHAREHOLDERS' EQUITY                        6,734,677        25,750,945
                                                          -------------     -------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  35,886,596     $  28,883,551
                                                          =============     =============

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                                 1998             1997             1998              1997
                                             ------------     ------------     ------------     ------------
Net sales                                    $  1,613,863     $  1,213,908     $  3,081,978     $  2,914,559

Operating expenses:
      Manufacturing                             2,585,432        4,104,042        6,452,491        8,300,586
      Research & development                    5,391,486        4,627,213       15,943,033       14,142,447
      Selling, general & administrative         1,924,077        2,764,664        5,573,220        6,156,411
                                             ------------     ------------     ------------     ------------

            Total operating expenses            9,900,995       11,495,919       27,968,744       28,599,444
                                             ------------     ------------     ------------     ------------


            OPERATING LOSS                     (8,287,132)     (10,282,011)     (24,886,766)     (25,684,885)
                                             ------------     ------------     ------------     ------------


Other income (expense), net:
      Equity in net loss of joint venture        (432,622)              --       (1,596,987)              --
      Gain on sale of patents and
        technology                              2,050,000               --        2,050,000               --
      Interest expense                           (603,996)          (2,808)      (1,549,554)         (56,910)
      Interest income                             140,483          175,978          462,870          818,390
                                             ------------     ------------     ------------     ------------

            Other income (expense)              1,153,865          173,170         (633,671)         761,480
                                             ------------     ------------     ------------     ------------

            NET LOSS                         $ (7,133,267)    $(10,108,841)    $(25,520,437)    $(24,923,405)
                                             ============     ============     ============     ============



            NET LOSS PER SHARE                       (.21)            (.33)            (.76)            (.84)
                                             ============     ============     ============     ============


Weighted average number of shares
  outstanding                                  33,815,361       30,599,238       33,364,348       29,614,993
                                             ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                            1998              1997
                                                                         ------------     ------------
OPERATING ACTIVITIES:

Net loss                                                                 $(25,520,437)    $(24,923,405)
Adjustments to reconcile net loss to net cash
used in operating activities:
      Depreciation and amortization                                         1,771,337        1,552,856
      Compensation expense on grant of stock and stock options              1,222,004          406,368
      Gain on sale of patents and technology                               (2,050,000)              --
      Loss on disposal of fixed assets                                        316,084               --
      Equity in net loss of joint venture                                   1,596,987               --
      Changes in operating assets and liabilities:
            Accounts receivable                                            (1,821,242)        (305,759)
            Inventory                                                      (2,044,552)         600,983
            Prepaid expenses and other current assets                        (581,620)         (75,356)
            Accounts payable                                                  748,619          881,833
            Accrued expenses                                                1,304,511          837,664
            Deferred income                                                 1,237,680         (629,300)
                                                                         ------------     ------------
                  Net cash used in operating activities                   (23,820,629)     (21,654,116)
                                                                         ------------     ------------

INVESTING ACTIVITIES:

Purchase of marketable securities                                                  --         (379,894)
Proceeds from maturities of marketable securities                                  --       23,500,000
Investments in joint venture                                               (5,561,595)              --
Payments for purchases of property and equipment                           (2,245,632)      (2,451,832)
                                                                         ------------     ------------
                  Net cash provided by (used in) investing activities      (7,807,227)      20,668,274
                                                                         ------------     ------------

FINANCING ACTIVITIES:

Net proceeds from issuance of debt                                         19,769,397               --
Proceeds from issuance of common stock                                      5,000,000               --
Proceeds from exercise of stock options and warrants                          314,688        1,371,049
                                                                         ------------     ------------
                  Net cash provided by financing activities                25,084,085        1,371,049
                                                                         ------------     ------------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                          (33,619)          18,994

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (6,577,390)         404,201

Cash and cash equivalents:
      Beginning of period                                                  14,052,115        2,037,954
                                                                         ------------     ------------
      End of period                                                      $  7,474,725     $  2,442,155
                                                                         ============     ============

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                           $     36,442     $     56,910
                                                                         ------------     ------------

Non-cash investing and financing activity:
      Transfer of property and equipment to joint venture                $    438,405     $         --
                                                                         ------------     ------------
      Property acquired subject to capital leases                        $    800,000     $         --
                                                                         ------------     ------------

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                                    Form 10-Q

                               September 30, 1998

                   Notes to Consolidated Financial Statements


1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to the published rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report to Shareholders. During October 1997, the Company changed its year end from July 31 to December 31. The transition period report as of and for the five months ended December 31, 1997, was filed on Form 10-Q.

The information furnished reflects, in the opinion of the management of the Company, all adjustments (of a normally recurring nature) necessary to present a fair statement of the results for the period presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.


2. NET LOSS PER SHARE

For each period presented, basic and diluted loss per share amounts are identical, as the effect of potential common shares is antidilutive.


3. EQUITY IN LOSS OF JOINT VENTURE

On January 1, 1998, the Company's 50 percent-owned joint venture, ELA*Angeion, LLC ("ELA*Angeion"), began operations. A proportional amount of the income
(loss) from the joint venture are accounted for under the Equity Method and appear as a component of Other Income (Loss) on the Company's Consolidated Statements of Operations. Angeion's proportional share of sales, cost of sales and any resultant gain or loss related to assets sold to the joint venture still remaining on the books of the joint venture at the end of the applicable reporting period have been eliminated.


4. REPORTING COMPREHENSIVE INCOME

In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 does not change the reporting of net income (loss). However, it requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a separate financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires that an enterprise display the accumulated balance of other comprehensive income separately from retained earnings and paid-in-capital in the equity section of a statement of financial position. The Company adopted SFAS 130 on January 1, 1998, but does not have significant comprehensive income components to report for the three and nine month periods ended September 30,1998.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have related to, and are expected to continue to relate to, expansion of clinical studies; research and development activities of its ICD and catheter ablation divisions; scale-up and expansion of the Company's manufacturing and marketing activities; funding of ELA*Angeion; and general corporate purposes including working capital. The Company has financed its liquidity needs through the sale of Common Stock, other equity securities and the issuance of long-term debt and notes payable.

Net cash used in operating activities increased to $23,820,629 in the nine-month period ended September 30, 1998, compared to $21,654,116 in the nine-month period ended September 30, 1997. The cash used during these periods primarily related to research and development activities of the Company's ICD and catheter ablation divisions (including clinical studies), as well as increases in the manufacturing capacity in the ICD division.

Investing activities utilized cash of $7,807,227 in the nine-month period ended September 30, 1998 and provided cash of $20,668,274 in the nine-month period ended September 30, 1997. In the nine-month period ended September 30, 1998, the Company invested $6,000,000 in ELA*Angeion, of which $438,405 was a contribution of physical assets. The cash provided from maturity of marketable securities in the nine-month period ended September 30, 1997 were generated from U.S. Treasury Bills, which were purchased as part of a U.S. Treasury Bill ladder established in August 1996, with monthly maturities timed to meet the Company's liquidity needs. The Company also utilized cash of $2,245,632 in the nine-month period ended September 30, 1998 and $2,451,832 in the nine-month period ended September 30, 1997, to purchase property and equipment. During the nine-month period ended September 30, 1998, purchases of property and equipment primarily related to opening the Company's new offices in Brooklyn Park and purchases of equipment to support research and development activities. During the nine-month period ended September 30, 1997, purchases of property and equipment related primarily to increasing manufacturing capacity and expanding the Company's research and development capabilities.

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

In September 1998, the Company entered into an agreement with Cordis Webster, Inc., pursuant to which the Company assigned the rights to its cooled porous electrode and cooled linear electrode patents and Cordis Webster will clinically evaluate, manufacture and distribute Angeion's AngeCool radio frequency ablation catheter. Under the terms of the agreement, Angeion will receive an up front payment and the rights to royalties on the sale of products utilizing the assigned technology.

In October 1997, the Company entered into an Amended and Restated Investment and Master Strategic Relationship Agreement ("Investment Agreement") with Synthelabo, a French pharmaceutical company, pursuant to which Synthelabo purchased 2,251,408 shares of Common Stock of the Company and a four-year warrant to purchase an additional 1,350,845 shares of Common Stock at an exercise price of $6.6625 per share (the "Initial Warrant") for $15 million. Under the Investment Agreement, the Company agreed to issue to Synthelabo additional shares of Common Stock and an additional warrant in the event that the average market price of the Company's Common Stock during the 15 day trading days immediately prior to and including October 9, 1998 is lower than $5.125 (the "adjustment provision"). Pursuant to the adjustment provision, in October 1998, 3,846,153 additional shares were issued and the original warrant was adjusted to 3,658,537 shares at an exercise price of $2.46 per share.

In addition, Synthelabo agreed to purchase up to an additional $15 million in Common Stock (in installments of $5 million) upon the achievement by the Company of certain milestones. In connection with each additional installment of Common Stock purchased, Synthelabo will also receive additional warrants to purchase, at the applicable investment price, shares of Common Stock equal to 60% of the number of shares purchased. In August 1998, the Company achieved the first milestone which was the grant of PMA approval for the Company's Sentinel series ICD and Synthelabo purchased 1,362,398 shares of Common Stock and a three-year warrant to purchase an additional 817,439 shares at an exercise price of $3.67 for $5 million.

At September 30, 1998, the Company had cash and cash equivalents of $7,474,725. The Company believes that its existing balances of cash and cash equivalents will not be sufficient to maintain its current level of growth beyond December 1998. As a result, the Company is seeking to raise additional capital to support the necessary growth to sustain the Company. However, there can be no assurance that capital will be available when needed or on acceptable terms. Failure to obtain additional capital would have a material adverse effect on the Company. The amount of capital needed will depend on a number of factors, including: progress with clinical studies; time and costs involved in obtaining regulatory approvals; costs involved in filing, prosecuting and enforcing patents or defending against patent infringement claims; competing technological and market developments; costs of manufacturing and marketing scale-up; funding needs of ELA*Angeion; the ability of the Company to maximize its international sales through the selling and marketing agreement with ELA Medical, S.A.; and the ability of the Company to increase the number of U.S. implants through ELA*Angeion, which has exclusive selling and marketing rights within the U.S.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Total sales increased 33 percent to $1,613,863 for the three-month period ended September 30, 1998, compared to $1,213,908 for the three-month period ended September 30, 1997, due primarily to an increase in sales of ICDs. In the three-month period ended September 30, 1998, revenue consisted of sales of ICDs to ELA*Angeion (after elimination of Angeion's proportional share as discussed in Note 3 above) and international sales. In the three-month period ended September 30, 1997, sales were generated from U.S. clinical implants and sales in Europe.

Manufacturing expense decreased 37 percent to $2,585,432 for the three-month period ended September 30, 1998, compared to $4,104,042 for the three-month period ended September 30,1997. The decrease was primarily due to a decrease in obsolescence expense offset by an increase in the cost of products sold due to higher sales.

Research and development expense increased 17 percent to $5,391,486 for the three-month period ended September 30, 1998, compared to $4,627,213 for the three-month period ended September 30, 1997. This increase was due to the costs associated with the development of prototypes for the new models of ICDs currently in product development. Research and development activity related to the development of the ICDs accounted for $4,851,879 of the expense for the three-month period ended September 30, 1998, while the catheter ablation development activities accounted for $529,607 of the expense. Research and development expenses will continue to increase for its ICDs, reflecting the Company's intent to move these and other new products through development and human clinical studies as rapidly as possible during Calendar 1998.

Selling, general and administrative expense decreased 30 percent to $1,924,077 for the three-month period ended September 30, 1998, compared to $2,764,664 for the three-month period ended September 30, 1997. This decrease was primarily related to a decline in legal costs and to a decrease in selling and marketing expense due to the transition of this function to ELA*Angeion.

Interest expense increased to $603,996 for the three month-period ended September 30, 1998, compared to $2,808 for the three-month period ended September 30, 1997. The increase was due to the amortization of debt issuance costs and the 7 1/2 percent interest accrued on the Notes issued in April 1998.

Interest income decreased 20 percent to $140,483 for the three-month period ended September 30, 1998, compared to $175,978 for the three-month period ended September 30, 1997. The decrease was due to the lower average invested cash balances in the three-month period ended September 30, 1998, compared to the three-month period ended September 30, 1997.

The net loss decreased to $7,133,267, or $.21 per share, in the three-month period ended September 30, 1998, compared to $10,108,841, or $.33 per share, the three-month period ended September 30, 1997. Decrease in net loss per share attributable to a reduction of net loss combined with the increase in outstanding shares of Common Stock.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Total sales increased 6 percent to $3,081,978 for the nine-month period ended September 30, 1998, compared to $2,914,559 for the nine-month period ended September 30, 1997. In the nine-month period ended September 30, 1998, ICD revenue consisted of sales to ELA*Angeion (after elimination of Angeion's proportional share as discussed in Note 3 above) and international sales. In the nine-month period ended September 30, 1997, ICD sales were generated from U.S. clinical implants and sales in Europe.

Manufacturing expense decreased 22 percent to $6,452,491 for the nine-month period ended September 30, 1998, compared to $8,300,586 for the nine-month period ended September 30,1997. The decrease was primarily due to a decrease in obsolescence expense offset by an increase in the expense associated with the introduction of the new model 2020 ICD, which had its first implant in March 1998.

Research and development expense increased 13 percent to $15,943,033 for the nine-month period ended September 30, 1998, compared to $14,142,447 for the nine-month period ended September 30, 1997. This increase was due to the costs associated with the development of prototypes for the new models of ICDs currently in product development. Research and development activity related to the development of the ICDs accounted for $14,297,580 of the expense for the nine-month period ended September 30, 1998, while the catheter ablation development activities accounted for $1,645,453 of the expense. Research and development expense will continue to increase for its ICDs, reflecting the Company's intent to move these and other new products through development and human clinical studies as rapidly as possible during Calendar 1998.

Selling, general and administrative expense decreased 9 percent to $5,573,220 for the nine-month period ended September 30, 1998, compared to $6,156,411 for the nine-month period ended September 30, 1997. This decrease was primarily due to a decrease in selling and marketing expense related to the transition of this function to ELA*Angeion. Selling, general and administrative expense was offset by an increase in non-cash compensation associated with restricted stock grants and expense incurred on the disposal of certain assets related to the Company's move to its new facility.

Interest expense increased to $1,549,554 for the nine-month period ended September 30, 1998, compared to $56,910 for the nine-month period ended September 30, 1997. The increase was due to the amortization of debt issuance costs and the 7 1/2 percent interest accrued on the Notes issued in April 1998.

Interest income decreased 43 percent to $462,870 for the nine-month period ended September 30, 1998, compared to $818,390 for the nine-month period ended September 30, 1997. The decrease was due to the lower average invested cash balances in the nine-month period ended September 30, 1998, compared to the nine-month period ended September 30, 1997.

The net loss increased to $25,520,437, or $.76 per share in the nine-month period ended September 30, 1998, compared to $24,923,405 or $.84 per share the nine-month period ended September 30, 1997. Decrease in net loss per share attributable the increase in outstanding shares of Common Stock.



IMPACT OF YEAR 2000

All companies that use computers must address problems that could occur when the year changes from 1999 to 2000. In the past, many computers and software used two digits instead of four to identify the year when storing and processing dates. This practice could cause a computer to use or calculate an incorrect date as we approach the year 2000 approaches.

The Company has a Year 2000 Oversight team in place, and has commenced efforts to address all potential Year 2000 issues. The team has divided the project into several areas: products the Company manufactures, equipment used to produce and test those products, business systems, facilities, and third parties. Each area will be evaluated and brought into compliance in five phases:

1. Inventory - A complete list of all possible systems that may be affected by the turn of the century.
2. Assessment - Review and document the impact and severity of the year 2000 issues for each system on the list.
3. Solutions - Identify the various methods for resolving each issue, select the best solutions, and establish an implementation plan.
4.   Implementation - Carry out the plan to resolve the issues.
5. Verification - Test solutions prior to year 2000 as required by the implementation plan.

All of the Company's current and future products are designed, manufactured and tested to perform correctly in next century. All equipment used to manufacture and test these products is inventoried and will be assessed by the end of the fourth quarter of 1998. All critical business systems, including the Company's financial systems, have completed all five phases, and are compliant. Remaining non-critical business systems will be assessed by the end of the fourth quarter of 1998. The facilities have been assessed and only one system requires a minor update to comply. Significant third party vendors have been identified, and the Company expects to complete the assessment of their compliance by the end of fourth quarter of 1998. The Company will require written documentation from third party vendors as their year 2000 compliance. The Company's objective is to complete all phases of the project in all areas by the end of the second quarter of 1999.

Many of the Company's systems were purchased or implemented within the last few years, and this will keep compliance costs relatively low. To date, the Company has not yet incurred any costs in implementing the compliance plan, and management estimates the total cost to complete the plan will be less than $50,000. All costs related to the Year 2000 compliance are included in the Information Systems budget and are based on management's best estimates. There can be no guarantee that actual results will not differ from those estimated.

If the Company is not successful in its efforts to bring its systems in compliance, the Company's ability to procure merchandise in a timely and cost-effective manner may be impaired, daily business processes may be delayed by manual procedures, or business processes may be interrupted if no alternative methodology is available, which could have a material adverse effect on the Company's operations.

Although, the Company believes that its Year 2000 compliance plan is adequate to achieve full system operation on a timely basis, the Company is in the process of developing a contingency plan to address the possibility of the Company's and third parties' non-compliance. The Company anticipates completing its contingency plan by the end of the second quarter of fiscal year 1999.


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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

On September 16, 1998, Angeion Corporation was served with a patent infringement suit filed in the District Court of Minnesota by Cardiac Pacemakers, Inc. (CPI), a subsidiary of Guidant Corporation, alleging that the Sentinel ICD for which Angeion received Premarket Approval (PMA) in August 1998 infringes three patents. Angeion's policy is to respect the patent rights of others while vigorously enforcing its own patent rights. As a normal precaution and prior to receiving PMA approval for its Sentinel ICD, Angeion obtained a patent clearance opinion from independent outside patent counsel. Angeion firmly believes it does not infringe any of the patents asserted in the lawsuit. The Company has filed an answer in the lawsuit denying infringement and raising several affirmative defenses.

In 1996, the Company and Pacesetter, Inc. jointly sued Cardiac Pacemakers, Inc., a subsidiary of Guidant Corporation ("CPI"), in the United States District Court, District of Minnesota, for patent infringement of Pacesetter's bradycardia patents and the Company's tachycardia patents. In connection with the Cross-License Agreement with St. Jude Medical, Inc. in May 1997 and pursuant to a court order in July 1997, the Company is now the sole party to the litigation involving the Company's tachycardia patents. The Company asserted that the Mini I and Mini II ICDs CPI was making at that time infringed certain of the Company's patent rights. Discovery was limited to the Mini I and Mini II devices and has been substantially completed in the lawsuit.

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


ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

In October 1998, pursuant to the adjustment provision in the Amended and Restated Investment and Master Strategic Relationship Agreement ("Investment Agreement") with Synthelabo, 3,846,153 additional shares were issued and the original warrant was adjusted to 3,658,537 shares at an exercise price of $2.46 per share. The adjustment provision was made a condition to closing by Synthelabo and only applies to the initial $15,000,000 investment.

In addition, under the Investment Agreement Synthelabo agreed to purchase up to an additional $15 million in Common Stock (in installments of $5 million) upon the achievement by the Company of certain milestones. In connection with each additional installment of Common Stock purchased, Synthelabo will also receive additional warrants to purchase, at the applicable investment price, shares of Common Stock equal to 60% of the number of shares purchased. In August 1998, the Company achieved the first milestones which was the grant of PMA approval for the Company's Sentinel series ICD and Synthelabo purchased 1,362,398 shares of Common Stock and a three-year warrant to purchase an additional 817,439 shares at an exercise price of $3.67 for $5 million.

In issuing such shares of Common Stock and warrants, the Company relied upon
Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In connection with such transactions, Synthelabo represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities issued in such transactions. Synthelabo had adequate access, through their due diligence effort, to information about the Company.


ITEM 5. OTHER INFORMATION.

At September 30, 1998, the total long-term debt of the Company as shown in the Company's consolidated financial statements, was $22,150,000. For the 1998 year-to-date period, the Company's ratio of net loss to fixed charges was (15.5) versus (436.9) for the same 1997 period. The ratios were computed by dividing fixed charges into the sum of earnings (after certain adjustments) and fixed charges. Earnings include loss from operations plus equity in the net losses of the Company's 50% owned joint venture. Fixed charges include interest on all debt including amortization of debt issuance costs.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Item No.  Item                                        Method of Filing
          --------  ----                                        ----------------

          10.1*     Agreement between the Company and Cordis
                    Webster, Inc. regarding Angeion's cooled
                    porous electrode and cooled linear
                    electrode patents.                           Filed herewith.

          12        Computation of ratio of earnings to fixed
                    charges.                                     Filed herewith.

          27        Financial Data Schedule.


     (b)  Reports on form 8-K.

          A current report on Form 8-K, dated August 25, 1998, was filed during the three months ended September 30, 1998, pursuant to Item 5. This filing was made in reference to the Company's receipt of Pre-Market Approval from the U.S. Food and Drug Administration for its Sentinel Series of Implantable Cardioverter Defibrillators. No financial statements were included in this filing.

     ---------------------------------------------------------------------------

     * Confidential treatment has been requested with respect to designated portions contained within this exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ANGEION CORPORATION


Dated: October 15, 1998        By: /s/ James B. Hickey, Jr.
                               -----------------------------
                                   James B. Hickey, Jr.
                                   President and Chief Executive Officer
                                   (principal executive and financial officer)


                               By: /s/ Peg O. Norris
                               -----------------------------
                                   Peg O. Norris
                                   Corporate Controller and Principal Accounting
                                     Officer
                                   (principal accounting officer)