Form 10-K
period 1998-12-31
ANGEION CORP/MN
filed 1999-03-31
CIK 815093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998          COMMISSION FILE NO. 0-17019

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

                       7601 NORTHLAND DRIVE, MN 55428-1088
              (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (612) 315-2000

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

         As of March 24, 1999, 40,051,569 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the NASDAQ National Market), excluding outstanding shares beneficially owned by directors and executive officers and 10% shareholders, was approximately $23,954,224.

                                     PART I

         THIS FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-K THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH IN THE SECTION BELOW ENTITLED "CERTAIN RISK FACTORS."


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

         In October 1997, the Company entered into a strategic relationship with Synthelabo, a French pharmaceutical company, pursuant to which Synthelabo purchased Common Stock and warrants from the Company under an Investment and Master Strategic Relationship Agreement (the "Investment Agreement"). In addition, ELA Medical, S.A., a subsidiary of Synthelabo, is marketing the Company's products in European and Japanese markets and ELA Medical, Inc., another subsidiary of Synthelabo, formed a U.S. joint venture with the Company that combined the two companies' sales and marketing functions and serves as the U.S. selling organization for both companies. Pursuant to the Investment Agreement, Synthelabo has made equity investments totaling $20 million prior to December 31, 1998 and an additional $10 million equity investment subsequent to December 31, 1998. See Notes to Financial Statements 17 - Subsequent Events.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         The Company operates in a single industry segment: the research, development, manufacture and marketing of medical devices.

(c)      NARRATIVE DESCRIPTION OF BUSINESS.

GENERAL

         Angeion Corporation designs, develops, manufactures and markets products that treat irregular heartbeats (arrhythmias). The Company has developed several ICDs. ICDs are designed to treat abnormally rapid heartbeats in the ventricular (or lower) chambers of the heart, a condition known as ventricular tachycardia ("VT"), and a severe form of VT known as ventricular fibrillation ("VF"), which if not terminated will lead to sudden cardiac death ("SCD"). ICDs are electronic devices that are implanted within the body and are connected to the heart with defibrillator leads. These devices monitor the patient's heartbeat and, in the event of VT or VF, deliver an electrical shock to return the heartbeat to normal rhythm.

         Following receipt of an Investigational Device Exemption ("IDE") from the U.S. Food and Drug Administration ("FDA"), the Company commenced U.S. clinical studies of its first Sentinel model, the Sentinel 2000, in March 1996. In April 1996, the Company received CE Mark approval to market the Sentinel 2000 in the European Union ("EU"). From September 1996 to March 1997, the Company received FDA approval to expand its U.S. clinical studies of the Sentinel 2000 and AngeFlex (TM) lead system to 25 centers across the U.S. and to conduct additional patient evaluations; received an IDE for and initiated U.S. clinical studies of the Sentinel 2010; received CE Mark approval to market its Sentinel 2011 and 2012 ICD systems in the EU; and received permission to add the Sentinel models 2011 and 2012 to its U.S. clinical studies and to expand the number of centers across the U.S. to 35. In June 1997, the Company submitted its application for Pre-Market Approval ("PMA") for the Sentinel 2000 and the Sentinel 2010 series to the FDA. In October 1997, Angeion initiated U.S. clinical studies of its series of AngePass (TM) single-pass lead systems as part of FDA approved supplement to the Company's previous approved IDE for the two Sentinel ICDs and AngeFlex leads. Through this supplement, the Company has approval to perform clinical trials of two AngePass series of leads. On August 19, 1998, the Company received the PMA approval for the Sentinel 2000 and 2010 series for market release in the U.S. In November 1998, the Company submitted its application for Supplemental PMA for the Lyra 2020 Series of ICD Systems and the Angepass 4040 and 4080 Lead Systems. On March 5, 1999, the Company received PMA for these ICD and Lead Systems for market release in the U.S.

         Since 1990, Angeion has also been developing cardiac ablation catheter technologies and products for the treatment of atrial and ventricular tachyarrhythmias. The first product developed was the AngeCool cooled tip radiofrequency ablation catheter that is targeted at the treatment of sustained ventricular tachycardias. In August of 1997, Angeion completed a 20 patient feasibility study for the treatment of sustained ventricular tachycardias. Angeion's product successfully treated 100% of the patients with no arrhythmia reoccurrence after six months.

         Due to the significant investment required in order to develop a broad-based ablation catheter product line, Angeion decided to seek a strategic partner that could incorporate Angeion's proprietary catheter ablation technologies into its own product line. In September 1998, Angeion announced an agreement with Cordis-Webster, a division of Johnson & Johnson, which allowed Cordis-Webster to acquire the rights to Angeion's angecool RF ablation product and technologies. In return, cordis-Webster agreed to fund certain development work by Angeion on a linear radiofrequency ablation product targeted at the treatment of atrial fibrillation.

         As a result of the continually increasing financial requirements necessary for the Company to develop and market high-tech medical devices, the Company expects to focus future efforts mainly on the ICD product lines. The research and development activities that relate to the ablation catheter product lines are anticipated to decrease as the Company's resources are reallocated. The development activities agreed upon with Cordis-Webster will continue during 1999, however, development of additional ablation catheter technologies will be limited due to the availability of resources.

         RECENT DEVELOPMENTS

         As noted by the independent public accountants in their report and as disclosed in the accompanying financial statements, the Company has suffered recurring losses from operations and has a net shareholders' deficiency that raises substantial doubt about its ability to continue as a going concern. The Company has begun a comprehensive review of its short and long term options to help improve its financial condition and increase shareholder value. In November 1998, the Company announced that it had retained Raymond James and Associates, Inc. ("Raymond Jones") as a financial advisor to assist in this process. The Company, together with Raymond Jones, is currently evaluating all of its alternatives in this process, including: potential sources of financing; further reorganization of the Company's operations (in addition to the reorganization discussed below); sale or license of some or all of the Company's technology, product lines, and assets; settlement of its lawsuit with CPI, and transactions by which the Company would be acquired by another entity.

         In January 1999, the Company also announced a reorganization to reduce cash requirements, improve operational efficiencies and enhance sales and marketing efforts. As a result of this restructuring, the Company reduced approximately 20% of the total employee base, including 40% of the Company's senior management team. A charge of approximately $750,000, or $.02 per share, will be taken in the first quarter 1999 related to the reorganization.

         In January 1999, the Company announced that it had secured $6 million in short-term debt financing to bridge the Company through receipt of an equity investment due upon achievement of the U.S. Food and Drug Administration's market approval of the Lyra(TM) 2020 ICD series and AngeFix(TM) lead systems. The debt is to be repaid on October 19, 1999. FDA approval was received on March 5, 1999 and the $10 million investment was received on March 16, 1999. The Company issued warrants to purchase 9,090,171 and 5,405,405 shares of the Company's common stock at prices of $0.01 and $1.11 per share, respectively, in exchange for the $10 million. These warrants expire on March 12, 2009 and March 12, 2002, respectively.

         BACKGROUND AND MARKETS

         IMPLANTABLE CARDIOVERTER DEFIBRILLATORS

         ICDs were first implanted in humans in 1980 by Dr. Michel Mirowski, a research cardiologist at Johns Hopkins University. Dr. Mirowski's ICD was first approved by the FDA in October of 1985. Today, the worldwide market size for ICDs is approximately $1 billion.

         Since the first ICD was commercialized in 1985, there have been significant technological improvements in these devices, which have greatly benefited both the patients and the physicians implanting them. These improvements, combined with a considerable number of published medical studies that have demonstrated the clinical efficacy of ICDs, have been responsible for the widespread acceptance of this technology and the resultant growth in the marketplace.

         ARRHYTHMIAS

         Arrhythmias (abnormal rhythms of the heart muscle) arise from numerous causes, including congenital defects, tissue damage due to previous heart attacks or atherosclerosis and certain other heart diseases. Arrhythmias originate in either the atria (upper two chambers of the heart), where they are generally not life-threatening, or the ventricles (the lower two chambers of the heart), where they can significantly interfere with the pumping of oxygenated blood and can therefore be life-threatening. Tacharrythmias of the heart are characterized by a heart rate and rhythm that is abnormally high.

         VT occurs when the ventricles beat at an abnormally rapid rate, depriving the ventricles of sufficient time to fill with blood prior to each contraction and reducing the amount of blood pumped out of the heart. As a result, tissues and organs are deprived of the oxygen carried by the blood, causing, among other things, dizziness, unconsciousness, cardiac arrest and possibly death. Episodes of VT occur unpredictably and tend to become more serious over time. VT can progress to the most serious type of cardiac arrhythmia, VF.

         In VF, the heart's normal electrical impulses become disorganized and erratic. Unlike VT, where the heart continues to contract in an organized fashion, though at an abnormally high rate, in VF the heart ceases to pump blood through the body. If VF is not terminated quickly, the individual will experience an SCD episode resulting in unconsciousness due to the heart's failure to pump oxygenated blood to the body's tissues and organs. Without prompt medical intervention, the individual will die.

         CLINICAL INDICATIONS FOR ICDS

         The market for ICDs is driven by the number of patients who have, or are at risk to have, tachyarrhythmias. Tachyarrhythmias are a major public health problem due to the incidence and prevalence of cardiovascular disease. In the U.S. alone, it is estimated that approximately 350,000 people each year succumb to SCD as a result of VF. When VF occurs, the body's tissues and organs become starved for oxygen and within three to five minutes, the body's organs, particularly the brain, begin to fail. If the patient's heart is not restarted within five minutes, almost always by the administration of an electrical shock from an external defibrillator, there is a relatively low chance that the patient can be revived. In fact, the probability of surviving an episode of SCD is approximately 6%.

         According to CARDIOLOGY TRENDS, there are more than 3 million people in the U.S. who suffer from some form of tachyarrhythmia. About 1.7 million of these patients have supraventricular arrhythmias while the other half, about 1.3 million, suffer from VT.

         The patient population with VT can be broadly divided into the following two groups: (i) unsustained ventricular tachyarrhythmias, which affect about one million people in the U.S. and

(ii) sustained VT, which affects the remaining population with VT. In addition to these two patient populations, there are two additional groups of patients who either have, or are at risk to have, tachyarrhythmias: (i) survivors of SCD and (ii) patients who are at risk for ventricular tachyarrhythmias.

         The market for ICDs is driven by the indications for the device. Due to the results of a variety of clinical trials involving the ICD, there are currently three categories of patients for whom the implantation of an ICD is indicated:

      o  Survivors of SCD (approximately 20,000)
      o Patients with sustained ventricular tachyarrhythmias (approximately 250,000)
      o Patients who are at risk for ventricular arrhythmias (approximately 80,000)

         MARKET OVERVIEW

         THE SIZE AND THE GROWTH OF THE POTENTIAL MARKET FOR ICDS

         From its first commercial marketing in October of 1985, the market for ICDs has grown to more than $1 billion today, with the U.S. comprising approximately 80% of the world market. During its first ten years, the market grew at a compound annual growth rate of nearly 56% per year from $7 million in 1985 to nearly $610 million in 1995. Over the past several years, it is estimated that the market has grown at a compound annual growth rate of 25% to approximately $1.2 billion in 1998. Because of the technological sophistication of ICDs today, and the growing body of clinical data demonstrating the efficacy of these devices, Industry Analysts project that this market can grow at a compound annual growth rate of approximately 20-25% per year for the foreseeable future. At that rate, it is expected that the market will grow to nearly $3 billion by the year 2003. The growth in the market for ICDs will likely be driven by several factors, including: (1) the expansion of the clinical indications for these devices; (2) technological improvements which will allow these devices to satisfy unmet clinical needs; and (3) a continuing stream of published medical studies demonstrating the clinical efficacy and cost-effectiveness of ICDs.

         FEATURES DESIRED BY PHYSICIANS IN ICDS AND UNMET CLINICAL NEEDS

         Physicians that diagnose and treat abnormalities of the heart's rhythm and electrical conduction system are known as electrophysiologists. Electrophysiology is the study of the electrical conduction system of the heart. There are an estimated 1,600 electrophysiologists in the U.S. today practicing at approximately 600 medical institutions throughout the country. Electrophysiologists are most often the physicians who implant ICDs and, as such, comprise the first-line consumer in the ICD market. As electrophysiologists have gained experience with ICDs over the past 13 years, they have developed a set of needs which they would like to see reflected in the design of ICDs, including the following:

      o Small Size. ICDs have decreased in size from 150 cc's or more in the mid-1980s to less than 40 cc's for some models today, thereby enabling the electrophysiologist to dramatically reduce the complications associated with the implantation of ICDs. When ICDs were greater than 90 cc's in size, they had to be implanted in a patient's abdomen. Angeion's 2020 Series is 46 cc's. Physicians can implant smaller devices in the upper chest (pectoral region) of the patient either just underneath the skin or beneath the chest muscle. The leads available in the earliest models of ICDs required open heart surgery to implant them on the surface of the heart. Subsequently, transvenous leads were developed which could be implanted in the heart through veins next to the collarbone. These changes dramatically reduced the complications associated with the implantation of these devices. As the size of devices continue to get smaller, they should continue to become easier to implant and will become more comfortable for the patient, thereby causing fewer post-surgical complications.

      o Long Life. The earliest ICDs had an effective life of only two to three years. Incremental improvements in detection algorithms (to reduce inappropriate shocks), improvements in the electrical waveform of the ICD, and incorporation of state-of-the-art electronic circuitry have combined to reduce the drain on the batteries which has improved the longevity of these devices. Today, the average ICD is expected to last up to five years, assuming several shocks are delivered to the patient per year. Angeion believes that its 2020 Series ICD best meets the customers' needs by having an average expected useful life of approximately nine years.

      o Electrogram Storage. Almost all ICDs today store a record of the patient's electrocardiogram before, during, and after arrhythmic episodes. This record of the patient's electrogram is downloaded into the external programmer transcutaneously from the ICD by the electrophysiologist during checkups with the patient. This information is valuable in evaluating the patient's condition and adjusting the settings on the ICD to provide optimal therapy to the patient. The earliest models of ICDs had no electrogram storage. They simply recorded the number of detected arrhythmic events. Today, most devices have between 15 and 20 minutes of EGM storage. As ICDs become more technologically sophisticated, particularly in terms of sensing, the amount of electrogram storage required will rise dramatically. As such, ICDs with 60 minutes or more of EGM storage or more may be required to provide the physician with the information they desire to more effectively manage the patient's condition. Angeion's 2020 Series ICD has 60 minutes of EGM storage.

         While the Company believes that its ICDs offer certain features attractive to customers, including competitive size and weight, increased longevity and greater flexibility in treatment options, competition, with greater resources than the Company, particularly Medtronic and Guidant (CPI), have continued to make significant progress in this area and the Company's ability to continue to develop, manufacture and sell a competitive ICD can not be assured.

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

         The market for catheter ablation devices in the treatment of arrhythmias is much less defined and in an earlier stage of development than the ICD market. The worldwide ablation market grew to approximately $100 million in 1998.

PRODUCTS

         IMPLANTABLE CARDIOVERTER DEFIBRILLATOR SYSTEM

         The Company's ICD products and lead systems currently under development, in clinical studies or market-approved are described below.

         ICD PRODUCTS

      o Sentinel 2000 Model ICD. This system consists of the Sentinel 2000 Model ICD, the AngeFlex transvenous defibrillation lead system that connects the ICD to the patient's heart, a specialized lap top computer programmer connected to a programming wand ("Smart Wand") and an external defibrillation test system. The Sentinel 2000 Model ICD is also characterized by its size (60 cc's) and weight (110 gm), which allows for universal pectoral implantation. Pectoral implantation in combination with transvenous leads eliminates the need for abdominal surgery and thoracotomy (open chest surgery). Pectoral implantation reduces patient trauma, recovery time, hospitalization costs, and increases physician and patient acceptance. Additionally, this product offers extended longevity through the use of a dual battery system and other product design features. The Sentinel 2000 Model also utilizes the Company's proprietary Small Cap Tuned biphasic waveform. The Sentinel 2000 Model features a programmable Hot Can electrode system, which uses the Sentinel 2000 Model's housing as an electrode that can be programmed on and off, and programmable shock configuration to add implant flexibility and further reduce defibrillation thresholds. In January 1995, the first fully functional model of the Sentinel 2000 Model was implanted in human patients as part of a limited clinical study in Bonn, Germany.

      o Sentinel 2010 Series. This series of ICDs consists of the 2010, 2011 and 2012 models which contain all of the features of the Sentinel 2000 Model plus 5.5 minutes of EGM storage capability and enhanced programming flexibility for the electrophysiologist. These models also have a coupled shock fibrillation feature, which provides testing convenience for the electrophysiologist. The differences among the three models in the 2010 series relate to lead connector configurations. The Sentinel 2010 Model, like the Sentinel 2000 Model, provides a universal four-port connector for an additional subcutaneous electrode. The Sentinel 2011 Model is two cc's smaller than the Sentinel 2010 Model because of its two-port low profile connector. The Sentinel 2012 Model four-port connector is compatible with competitors' lead systems for replacement applications without the use of adapters. In May 1996, the Sentinel 2010 Model ICD was introduced into human clinical evaluation in Europe. An approval was received on August 18, 1998.

      o 2020 Series. This series is a single chamber ICD, with a volume displacement of 46 cc's. Angeion received FDA approval to begin clinical trials of the 2020 Series ICDs in the first quarter of 1998; clinical implants began in March 1998. The 2020 series offers 60 minutes of cardiac EGM storage capability which is used by clinicians as an aid to better diagnose and treat their patients. The 2020 Series also offers EGM Snapshot which is a feature that permits long term storage of EGMs in the device and provides the ability to compare EGM morphology over an extended period of time without the possibility of having the EGM erased. Other devices store new EGMs over existing EGMs as memory space becomes depleted. The EGM Snapshot reserves space in memory so that it can never be overwritten. The 2020 Series continues the use of the Tuned Biphasic waveform which provides for lower DFTs and the dual battery architecture which provides for extended device longevity. European market approval (CE Mark) was received June 1998 and U.S. FDA PMA approval was received in March 1999.

      o 2030 Series. This ICD series, currently under development will use the same feature set as the 2020 Series, but will incorporate technology to reduce the size of the device to less than 40 cc's.

      o 2100 Series. The Company's 2100 Series ICDs will be a new generation of ICDs designed to offer significant therapeutic enhancements and flexibility. The Company expects that this series will have the following features: (i) dual chamber pacing and sensing; (ii) smaller size and weight; (iii) advanced tachyarrhythmia therapies; and (iv) rate-responsive pacing. It is currently in early stages of development.

         Following receipt of an IDE from the FDA, the Company commenced U.S. clinical studies of its first Sentinel model, the Sentinel 2000, in March 1996. In April 1996, the Company received CE Mark approval to market the Sentinel 2000 Model in the EU. From September 1996 to March 1997, the Company received FDA approval to expand its U.S. clinical studies of the Sentinel 2000 Model and AngeFlex lead system up to 25 clinical centers across the U.S. and to conduct additional patient evaluations; received an IDE for and initiated U.S. clinical studies of the Sentinel Series 2010; received CE Mark approval to market its Sentinel 2010 Series in the EU; and later received permission to expand further the number of clinical centers across the U.S. to 35. In June 1997, the Company submitted its application for PMA Approval for the Sentinel 2000 Model and the Sentinel 2010 Series ICDs to the FDA. In October 1997, Angeion initiated U.S. clinical studies of its series of AngePass single-pass lead systems as part of an FDA approved supplement to the Company's previously approved IDE for its ICDs and AngeFlex lead systems. Through this supplement, the Company received approval to conduct clinical trials of two AngePass lead systems. On August 19, 1998, the Company received the PMA approval for the Sentinel 2000 and 2010 series. On March 5, 1999, the Company received PMA approval for the Lyra 2020 ICD series and the AngePass lead system.

LEAD SYSTEMS

      o AngePass System. The Company has developed a passive fixation transvenous lead system, the AngePass, that combines a pacing electrode and a shocking electrode in a single catheter. Shocks are delivered between this lead's electrode and the Hot Can electrode. An additional electrode may be used in the high right atrium if so desired. The AngePass lead system is in clinical trials in the U.S. and has received CE Mark approval in Europe and FDA approval in the U.S.

      o AngeFix System. The Company has developed an active fixation, transvenous, lead system, the AngeFix, that uses a stylet-driven screw-in mechanism to secure the tip of the wall of the heart. This lead began clinical trials in the U.S. in the fourth quarter of 1998. European approval was obtained in August, 1998.

      o AngeFlex Systems. The Company has developed a transvenous defibrillation lead system without pacing or sensing capability, the AngeFlex, which is available in four lengths. This system has been approved for commercial sale in Europe and the U.S.

         CATHETER ABLATION PRODUCTS

         Since 1990, Angeion has been developing cardiac ablation catheter technologies and products for the treatment of atrial and ventricular tacharrhythmias.

         Due to the significant investment required in order to develop a broad-based ablation catheter product line, Angeion decided to seek a strategic partner that could incorporate Angeion's proprietary catheter ablation technologies into its own product line. In September 1998, Angeion announced an agreement with Cordis-Webster, a division of Johnson & Johnson, which will allow Cordis-Webster to acquire the rights to Angeion's angecool RF ablation product and technologies. In return, cordis-Webster agreed to fund certain development work by Angeion on a linear radiofrequency ablation product targeted at the treatment of atrial fibrillation. Angeion's future activity here will be directly related to the funding and requirements of Cordis Webster.

COMPETITION

         IMPLANTABLE CARDIOVERTER-DEFIBRILLATORS

         Competition in the ICD market is intense and most of the Company's primary competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than the Company. Although the Company's ICDs will also compete with alternative treatments for VT such as drug therapy, open heart surgery and catheter ablation, the Company believes that ICD manufacturers constitute its primary competition. Four other companies, Medtronic, Guidant (CPI), Biotronik and St. Jude (Ventritex), currently have PMA-approved products in the ICD market with Medtronic and Guidant controlling approximately 85-90% of that market today. These two companies also have distribution resources and customer relationships significantly greater than the Company's.

         Dual chamber defibrillators have gained acceptance in the market and analysts predict they will increase to over 50% of the market in the near future. Currently the Company has no dual chamber product available. Its 2100 system is a dual chamber device but will not be ready for implanting until the latter half of the year 2000. There can be no assurance the Company will be able to introduce this device and be competitive since it's still in early stages of development.

         Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. The timing of market introduction of competitive products could adversely affect the competitiveness of the Company's products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and the regulatory approval process and supply commercial quantities of the product to the market are important competitive factors. The Company expects that competition will also be based on many factors, including device size and weight, longevity, ease of programmability, ability to provide diagnostic capability, product reliability, physician familiarity with the device, patent protection, sales and marketing capability, third-party reimbursement policies, reputation and price. Given the significantly greater resources of its primary competitors, the Company has to date been unable to develop products containing features which permit the Company to compete effectively with such competitors. In addition, because such competitors have broader product offerings than the Company, they are able to leverage their research and development efforts over a number of different products.

MANUFACTURING

         The Company's manufacturing strategy is focused on the extensive use of proven process vendors and the utilization of key component suppliers, with final product assembly, testing, inspection and packaging taking place at the Company's facilities. Key process vendors provide laser welding, electronic assembly, sterilization and other process requirements. Component suppliers provide the Company with high quality materials and the ability to increase production levels. The Company's largest competitors have integrated most of the key manufacturing processes into their own products to gain greater control and cost advantages. The Company has not yet been able to follow that strategy due to capital and focus constraints.

         The Company began manufacturing its products at its new U.S. facility in Minneapolis, Minnesota in March 1998. The previous Minneapolis facility received ISO 9002 certification in February 1996 and in August 1996, the Company successfully completed an ISO 9002 surveillance audit of the new Minneapolis facility. ISO 9002 registration certifies the quality management systems for the facility, with a primary emphasis on manufacturing. The Company received ISO 9001 certification in March 1998. ISO 9001 registration certifies the quality management systems for the Company and its facility, with a primary emphasis on manufacturing and design. An update of the ISO 9002 and ISO 9001 certifications has been completed for the Company's new facilities. The Company's manufacturing facilities are required to meet and adhere to all applicable standards of U.S. and international regulatory agencies, including current FDA Quality System Requirements and Active Implantable Medical Device Directive ("AIMDD") standards mandated by the FDA.

SALES AND MARKETING

         The Company intends to market and sell its ICD products in Europe and Japan, through its strategic relationship with ELA Medical, and in the United States through ELA*Angeion. In addition, Angeion has retained the rights to market its ICD products in the rest of the world (other than certain countries in Eastern Europe which are covered by the Manufacturing and Supply Agreement with ELA Medical) and has received the right to market ELA Medical's products in Canada and Mexico. See "General Development of Business."

         In October 1997, the Company entered into a strategic relationship with Synthelabo and ELA Medical. Pursuant to this relationship, the Company has granted ELA Medical exclusive sales and marketing rights to Angeion's ICD products in Europe and Japan. ELA Medical has marketed the Company's ICD products using ELA Medical's trademarks and its established global direct sales and marketing network, which currently services Japan and over 20 countries in Europe. The initial term of the Manufacturing and Supply Agreement is seven years, and ELA Medical may, at its sole option, renew the Manufacturing and Supply Agreement for an additional three-year term if the minimum aggregate purchase requirement has been met or waived in all territories during all years prior to the end of the initial seven-year term.

         In addition, the Company and ELA Medical, Inc. have formed a joint venture, ELA*Angeion, to combine the two companies' sales and marketing functions and to serve as the U.S. selling organization for both parties. ELA*Angeion plans to offer a complete line of cardiac rhythm management products, including single and dual chamber ICD systems for the rapidly growing tachyarrhythmia management market as well as pacemaker and lead systems for the established bradyarrhythmia market. During 1998, the Company recorded $1,800,000 in marketing expenses related to marketing activities by ELA*Angeion for Angeion products. To date sales of the Company's products by ELA*Angeion have been nominal.

RESEARCH AND DEVELOPMENT

         Research and development expenditures for continuing operations were $21,636,666, $7,213,832, 16,953,294, and $11,049,462 in the year ended December
31, 1998, the five-month transition period ended December 31, 1997, and the fiscal years ended July 31, 1997 and 1996, respectively. The Company's research and development is primarily directed at the development of its existing products and the clinical studies relating to such products. Approximately 89.5%, 87.9%, 89.2% and 89.2% of the Company's research and development expenditures in the year ended December 31, 1998, the five-month transition period ended December 31, 1997, and the fiscal years ended July 31, 1997 and 1996, respectively, were directly attributable to the ICD products. As a result of the Cordis-Webster agreement and the Company's restructuring efforts in January 1999, the Company anticipates future research and development spending to be focused primarily on the ICD products and technology.

INTELLECTUAL PROPERTY

         Patents and trademarks are critical in the medical device industry. The Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs. Through its internal patent development and cross-licensing, the Company has access to more than 1,000 patents. As of January 15, 1999, the Company had a portfolio of approximately 150 patents and patent applications which the Company owns, consisting of 99 U.S. issued patents, 8 U.S. patents which have been allowed but have not yet been issued, 17 U.S. patent applications pending, 8 foreign patent issued, 11 foreign patent applications pending, and additional U.S. patent applications in preparation relating to its research and development products. The Company also owns certain registered trademarks, and has applied for other trademarks in the U.S. and certain foreign countries, there can be no assurance, that patents and trademarks will be granted in the future, or that any patents and trademarks that the Company now holds or may be granted, or under which it has held license rights, will be valid or otherwise be of value to the Company. Even if the Company's patents and trademarks are valid, others may be able to introduce non-infringing products that are competitive with those of the Company. Competitors of the Company may also hold or be granted patents that are not licensed to the Company.

         The Company conducts ongoing evaluations of potential infringement of any proprietary rights of third parties by the products the Company intends to market. Regardless of the Company's efforts to evaluate the potential infringement of any proprietary rights of third parties, however, there can be no assurance that such infringements do not exist or may not arise in the future. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, particularly in the ICD market, and the Company is currently engaged in patent litigation with CPI. Litigation, which will result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to or licensed by the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others, and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject the Company to significant liabilities to third parties or could require the Company to seek licenses from third parties.

         To date, many patent and intellectual property disputes in the medical device area have been settled through licensing agreements or similar arrangements. In contemplation of such an environment, the Company has developed a strategy of expanding its patent portfolio in those areas where the Company believes litigation may develop in the ICD market, and where the Company has proven expertise, including defibrillation waveforms, electrode systems, additional therapies, reduced size and increased device longevity. No assurance can be given that the Company's strategy will be effective or that the Company's patents in these areas will be adjudicated to be valid if challenged, or otherwise will be of value in potential negotiations with third parties.

         Pursuant to the Cross-License Agreement with St. Jude Medical, as of May, 1997, the Company and St. Jude Medical have agreed to a royalty-free, worldwide, nonexclusive, nontransferable, nonsublicensable cross-license covering a total of more than 1,000 patents. The Cross-License Agreement provides Angeion with access to more than 840 arrhythmia management patents in St. Jude Medical's portfolio, as well as any patent applications filed as of the effective date of the agreement, including all of the related intellectual property of St. Jude Medical and its Pacesetter, Ventritex and Telectronics subsidiaries. In turn, St. Jude Medical has access to Angeion's portfolio of approximately 150 patents and patent applications as of the effective date of the agreement.

         In November, 1996, the Company was advised of the results of an arbitration between Pacesetter and Medtronic concerning a purported sublicense of certain of the Company's patents by Pacesetter to Medtronic. This arbitration arose under a 1992 cross-license between Medtronic and Pacesetter and under a provision of the 1993 license agreement between Pacesetter and the Company which purported to give Pacesetter certain rights to sublicense certain of the Company's patents. Because the Company was not a party to the arbitration, the Company did not have an opportunity to present its arguments in this matter and therefore does not consider itself to be bound by the results of the arbitration. The Company has notified both Pacesetter and Medtronic that it disputes the entire matter. The inability of the Company to be successful in maintaining its position in this matter could have a material adverse effect on the Company in its ability to obtain a satisfactory resolution of this matter with both Pacesetter and Medtronic.

         The Company has an ongoing patent lawsuit against CPI which was begun in 1996 and is expected to begin trial in May of 1999. The Company's lawsuit involves four U.S. patents of the Company which have been asserted against certain ICD devices manufactured by CPI. These four patents relate to inventions by the Company with respect to reduced capacitance of the high voltage capacitors in an ICD, decreased size of the ICD and the ability to use the housing of the ICD as an electrode in combination with a subcutaneous electrode, It is not known whether the Company's lawsuit against CPI will be successful and, if so, what damages or other outcomes may result. The inability of the Company to prevail in the lawsuit could result in one or more of the patents of the Company to be declared invalid, unenforceable or not infringed, which could have a material adverse effect on the ability of the Company to obtain a satisfactory resolution of this matter, if at all, with CPI, as well as to obtain satisfactory resolutions with other competitors in the industry.

         On September 15, 1998, CPI sued the Company for infringement of three patents assigned to Michelle Mirowski. The Company firmly believes it does not infringe any of the patents asserted in the lawsuit and as a precaution had obtained a patent clearance opinion for its 2010 product prior to PMA approval. The Company has answered the complaint by asserting that its' products do not infringe the Mirowski patents, that the Mirowski patents are not valid or enforceable, that CPI is not the proper party to be asserting the Mirowksi patents, and that CPI is estopped by virtue of latches and estoppel to claim infringement by the Company. Moreover, the Company filed a Request for Reexamination of each of the three Mirowski patents with the U.S. Patent Office alleging that each patent is invalid. The Patent Office has agreed to consider all three of these Requests.

         On September 22, 1998, the Company entered into an agreement with Cordis Webster under which certain patents and patent applications related to spot catheter radio frequency ablation and linear radio frequency ablation were transferred to Cordis Webster as part of this agreement in exchange for certain upfront payments and future royalties, as well as funding of certain continuing development related to catheter ablation. As a result of this transaction, ownership of three U.S. issued patents, two pending U.S. patent applications and three foreign patent applications was transferred to Cordis Webster, were certain rights to certain applications to be filed in connection with spot catheter radio frequency ablation and linear radio frequency ablation.

         Although patent and intellectual property disputes in the medical device area have often been settled through licensing agreements or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties, as well as through contractual exclusivity with certain suppliers. There can be no assurance, however, that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. See "Legal Proceedings."

THIRD-PARTY REIMBURSEMENT

         The Company's ability to commercialize its products successfully depends in part on the extent to which reimbursement for the cost of such products and related treatments available from government health administration authorities, such as Health Care Financing Administration ("HCFA"), which determines Medicare reimbursement levels, private health insurers, health maintenance organizations and other third-party payors. Payors are increasingly challenging the prices of medical products and services.

         In November 1995, the FDA and HCFA entered into an interagency agreement establishing a process pursuant to which the FDA will place all IDEs that it approves into one of two categories, Category A or Category B. Category A devices are considered experimental and for which the "absolute risk" of the device type has not been established (i.e., initial questions of safety and effectiveness have not been resolved for the device type) and will not be eligible for Medicare reimbursement. Category B devices are considered non-experimental or investigative devices where the incremental risk is the primary risk in question (i.e., underlying questions of safety and effectiveness of that device type have been resolved), or it is known that the device type can be safe and effective because, for example, other manufacturers have obtained FDA approval for that device type. A Category B device will be eligible for Medicare reimbursement if it meets all other Medicare coverage requirements. The Sentinel and Lyra series of ICDs are Category B devices and are eligible for reimbursement by HCFA and third-party payors.

         Even if the Company obtains PMAs for its products, some payors may deny coverage until the procedures become generally accepted by the medical profession. There can be no assurance that HCFA and third-party payors will continue to reimburse for any of the Company's products. The inability of hospitals and other providers to obtain reimbursement from third-party payors for the Company's products would have a material adverse effect on the Company. The Company expects that there will be continued pressure on cost-containment throughout the United States health care system. This pressure could adversely affect the prices of the Company's products.

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

         All medical devices intended for human use that are to be marketed in the United States are placed into one of three regulatory classifications, depending on the degree of regulatory control to which the device will be subject. Class III devices, which include life-support and life-sustaining devices or implants, are subject to the most stringent controls and require FDA approval prior to marketing. The Company's ICD products are classified as Class III devices.

         FDA requirements for the Company's ICD products require obtaining formal FDA PMA approval. The first stage of obtaining formal FDA PMA Approval is submission of an application for an IDE. The IDE permits clinical evaluations of products on human subjects under controlled experimental conditions by designated qualified medical institutions. To obtain an IDE, approval of the investigational plan for the applicable system is required from the institutional review board within each participating medical institution as well as from the FDA. The Company has received IDE approval with respect to its Sentinel 2010 and Lyra 2020 Series systems, AngeFlex, AngeFix, and AngePass lead systems. In addition, on March 5, 1999, the Company received FDA PMA approval for release of its Lyra(TM) 2020 Series of ICDs and its AngePass(TM) 4040 and 4080 Lead Systems.

         The second stage of formal FDA PMA approval is the PMA approval application. The PMA approval application, which is submitted after extensive clinical evaluations are completed under an IDE, is a comprehensive report of all data and information obtained by the applicant throughout the product's development and testing. The FDA will grant PMA approval if it finds that the safety and effectiveness of the product have been sufficiently demonstrated and that the product complies with all applicable regulations and standards. The FDA may require further clinical evaluation of the product, terminate the clinical studies, grant PMA approval but restrict the number of devices distributed, or require additional patient follow-up for an indefinite period of time. There can be no assurance that the Company will be successful in obtaining PMA approval for any products, which is necessary to market the Company's products commercially in the U.S. Delays in obtaining marketing approvals and clearances in the U.S. could have a material adverse effect on the Company and its operations. The Company has received PMA approval for the Sentinel and Lyra ICD series and AngeFlex and Angepass lead systems.

         The Company is subject to certain FDA regulations governing manufacturing practices, labels, packaging, defective products and complaints about its products. The FDA has authority to inspect the Company's facilities to ensure compliance with the FDC Act and regulations thereunder. Failure to comply with these regulations could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the FDA regulates the export of medical devices that have not been approved or cleared for marketing in the United States.

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

         Under AIMDD, the Company is subject to "prior notice" of intent to conduct clinical studies in the EU. This process, similar to the FDA IDE process, requires regulatory documents and test information to be submitted to the governmental agency of each country in which the Company intends to conduct clinical studies. In order to commence commercial marketing of its products in the EU, the Company is required to file for a CE Mark approval. In April 1996 and August 1996, the Company received CE Mark approval for the Sentinel 2000 Model and Sentinel 2010 Model ICD, respectively, from TUV Product Service, an organization that certifies the safety of medical device products and the quality assurance systems put in place by the manufacturer of the medical device. In April 1997, the Company received CE Mark approval of the Sentinel 2011 Model and Sentinel 2012 Model. In June 1998, the Company received CE Mark approval of the 2020 Series ICD and the 4040 and 4090 lead systems. There can be no assurance, however, that the Company will be successful in obtaining CE Mark approval for any other products in a timely manner, if at all, and any failure to receive or delay in receiving such approval could have a material adverse effect on the Company's business, financial condition or results of operations. See "Competition."

EMPLOYEES

         As of March 15, 1999, the Company had 161 full-time employees, including 20 engaged in administration, 46 in manufacturing, 88 in research and development and 7 in regulatory and clinical. There are no unions representing the Company's employees. The Company believes that its relations with its employees are good.

CERTAIN RISK FACTORS

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements made in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

         STATUS AS A GOING CONCERN. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's consolidated financial statements, included herein, related to a substantial doubt with about the Company's ability to continue as a going concern. The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $123,055,618 on a cumulative basis through December 31, 1998. As of December 31, 1998, the Company's liabilities exceeded its assets by $6,279,697.

         In the event that the Company cannot generate or otherwise obtain funding, the Company would have to substantially cut back its level of operations. These reductions could have a material adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financing and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 1998 about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. See "Need for Additional Financing; Future Dilution to Shareholders," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Consolidated Financial Statements."

         RISK OF BANKRUPTCY. The Company may need to be reorganized under Chapter 11 of Title 11 of the United States Code or liquidated under Chapter 7 of Title 11 of the United States Code. There can be no assurance that if the Company decides to reorganize under the applicable laws of the United States that such reorganization efforts would be successful or that shareholders would receive any distribution on account of their ownership of shares of the Company's stock. Similarly, there can be no assurances that if the Company decides to liquidate under the applicable laws of the United States that such liquidation would result in the shareholders receiving any distribution on account of their ownership of shares of the Company's stock. In fact, if the Company was to be reorganized or liquidated under the applicable laws of the United States, the bankruptcy laws would require (with limited exceptions) that the creditors of the Company be paid before any distribution is made to the shareholders.

         SUBSTANTIAL INDEBTEDNESS; EFFECT OF FINANCIAL LEVERAGE. On April 14, 1998 the Company issued $22,150,000 principal amount of 7 1/2 percent Senior Convertible Notes due 2003 (the "Notes'). Due to the issuance of the Notes, the Company has indebtedness that is substantial in relation to its stockholders' equity and cash flow. As a result of the substantial indebtedness of the Company, fixed charges of the Company are expected to exceed its earnings for the foreseeable future, and there can be no assurance that the Company's operating cash flow will be sufficient to pay interest on the Notes. In addition, the indenture for the Notes does not limit the Company's ability to incur additional indebtedness, other than secured indebtedness, such secured indebtedness not to include secured indebtedness pursuant to one or more bank credit agreements. The leveraged nature of the Company could limit the ability of the Company to effect future financing or may otherwise restrict the Company's activities. Substantial leverage poses the risk that the Company may not be able to generate sufficient cash flow to service its indebtedness, including the Notes, and to adequately fund its operations.

         The Company's leverage could have important consequences to holders of Company Common Stock, including the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal of and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) the Company's leverage may hinder its ability to adjust rapidly to changing market conditions; and (iv) the leverage could make the Company more vulnerable in the event of a downturn in its business or in general economic conditions.

         NEED FOR ADDITIONAL FINANCING; FUTURE DILUTION TO SHAREHOLDERS. The Company may seek to raise additional capital through future additional financing that if raised through the issuance of equity securities, will reduce the percentage ownership of the stockholders of the

         Company. Existing stockholders may experience additional dilution, and securities issued in conjunction with new financing may have rights, preferences and privileges senior to those of holders of the Company's Common Stock. There can be no assurance, however, that additional financing will be available when needed, if at all, or on favorable terms. The Company and Raymond James & Associates have been actively seeking funding since late November of 1998 and as yet have not been able to conclude any equity funding arrangement. The failure to obtain additional financing would have a material adverse affect on the Company and may force the Company to seek bankruptcy protection. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Financial Statements."

         IMPACT OF RESTRUCTURING OF OPERATIONS; TRANSITIONS IN SENIOR MANAGEMENT. In July 1998, the Company announced that it had hired a new President and Chief Executive Officer and that its incumbent President and Chief Executive Officer was retiring from those positions, but would remain Chairman of the Board of Directors. In November 1998, the Company announced that it had hired a new Chief Financial Officer. In January 1999, the Company announced a restructuring plan whereby the Company reduced approximately 20% of its total employee base, including 40% of the its senior management team. In March 1999, the Company announced the resignation of its recently-hired Chief Financial Officer, who has not yet been replaced. The effect of these transitions in senior management have placed, and could continue to place a significant strain on the Company's, management, personnel, and other resources. These changes or other future steps to restructure operations and reduce expenses could impair the Company's ability to administer its operations or result in delays in the Company's ability to obtain financing, develop and introduce new products or support the production and sale of existing products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         IMPACT OF COMPETITION. Competition in the ICD market is intense. Although the Company's ICDs also compete with alternative treatments such as drug therapy, open heart surgery and catheter ablation, the Company believes that ICD manufacturers currently constitute its primary competition. Four companies (Medtronic, Inc. ("Medtronic"), Cardiac Pacemakers, Inc. ("CPI"), a division of Guidant Corporation ("Guidant") Ventritex, Inc.("Ventritex"), a wholly-owned subsidiary of St. Jude Medical, Inc. ("St. Jude Medical")) and Biotronik have obtained PMA Approval for products in the ICD market and currently control virtually all of the U.S. market. Furthermore, each of these companies has greater financial, manufacturing, marketing, distribution and technical resources and greater name recognition than the Company. Their product development pipelines and ability to conduct research far exceed what that Company has the resources to accomplish.

         Currently Medtronic and Guidant have introduced products seen as more competitive than the Company's products. They also have ongoing clinical trials and research activities in excess of the Company's initiatives in these areas. There can be no assurance that competitors will not introduce new products with better or more timely features or that the market will accept the Company's products when introduced.

         Although catheter ablation offers a potential cure, rather than a treatment, of ventricular tachycardia ("VT"), catheter ablation technologies must nonetheless compete with drug therapy, open heart surgery and ICDs. A number of companies, certain of which have significantly greater resources than the Company, have developed RF catheter ablation devices to treat supraventricular tachycardia ("SVT"). There can be no assurance that competitors of the Company will not be able to develop and introduce cardiac ablation systems more quickly than the Company or systems that may be more effective in treating SVT and VT than the Company's catheter ablation systems. In addition, there can be no assurance that the Company's catheter ablation systems will receive FDA approval or, if approved, that the market will accept such systems. In addition, catheter ablation technologies also compete with drug therapy. While historically drug therapy has had limited effectiveness and caused adverse side effects, new drugs under development may offer improved treatment outcomes which could have a material adverse effect on the ICD market generally and on the Company's business, financial condition and results of operations. Even with the Company's new relationship with Cordis-Webster, there can be assurance of success, or royalties from that venture.

         IMPORTANCE OF INTELLECTUAL PROPERTY PROTECTION. Patents and trademarks are critical in the medical device industry, and the Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs. As of March 1, 1998, the Company had a portfolio of approximately 150 patents and patent applications consisting of 90 U.S. issued patents, 17 U.S. patents which have been allowed but have not yet been issued, 13 U.S. patent applications pending, two foreign patents issued, 24 foreign patent applications pending, and additional U.S. patent applications in preparation relating to its research and development products. The Company also owns certain registered trademarks, and has applied for other trademarks in the U.S. and certain foreign countries, there can be no assurance, that patents and trademarks will be granted in the future, or that any patents and trademarks that the Company now holds or may be granted, or under which it has held license rights, will be valid or otherwise be of value to the Company. Even if the Company's patents and trademarks are valid, others may be able to introduce non-infringing products that are competitive with those of the Company. Competitors of the Company may also hold or be granted patents that are not licensed to the Company.

         Although patent and intellectual property disputes in the medical device area have often been settled through licensing agreements or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that necessary licenses would be available to the Company on satisfactory terms if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties, as well as contractual exclusivity with certain suppliers. There can be no assurance, however, that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

         NEED FOR MARKET ACCEPTANCE. Market acceptance of the Company's products will depend, in part, on the therapeutic capabilities and operating features of its products as compared to competing products, the Company's ability to convince the medical community of the clinical efficacy of its products, the timeliness of its product introductions compared to competing products and its ability to manufacture quality products profitably in sufficient quantities. Failure of the Company's products to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Although the markets for the Company's products are expected to grow, there can be no assurance that the Company will participate in such growth.

         RELATIONSHIP WITH SYNTHELABO. Pursuant to the Investment and Master Strategic Relationship Agreement ("Investment Agreement") with ELA Medical, S.A., a subsidiary of Synthelabo ("ELA Medical") and ELA*Angeion Medical Systems, LLC ("ELA*Angeion"), a U.S.-based joint venture company formed by the Company and ELA Medical, Inc., another subsidiary of Synthelabo, which were entered into in connection with the Investment Agreement with Synthelabo, the Company has committed to certain obligations with respect to the exclusivity of marketing of its ICD products in certain territories and a pricing structure. In the event that such arrangements are not successful, the Company would be restricted in its ability to enter into alternative marketing arrangements in these territories during the term of these agreements. Although these agreements obligate ELA Medical and ELA*Angeion to use their best efforts to market and promote the ICD products of the Company, there can be no assurance that such efforts will be successful. These agreements also provide for transfer prices to be established for future ICD and related products based upon initially agreed upon formulas and good faith negotiations between the parties. There can be no assurance that such transfer prices would be sufficient to allow the Company to operate profitably. While there are certain minimum purchase obligations to maintain exclusivity in the case of the Manufacturing and Supply Agreement with ELA Medical, there can be no assurance that these minimum obligations will be adequate or will be achieved. With respect to the ELA*Angeion joint venture, while there are obligations for both the Company and ELA Medical to fund this joint venture and to cooperate in the control of this joint venture, there can be no assurance that such funding will occur or will be adequate, or that the joint venture will able to operate successfully in the event of unresolved disputes between its owners. Any significant problems pursuant to the agreements with Synthelabo or ELA Medical could have a material adverse effect upon the Company's business, financial condition and results of operations.

         The Company expects that virtually all of its sales will be made pursuant to manufacturing and supply agreements that the Company has entered into with (i) ELA*Angeion, the joint venture which has been granted exclusive rights to have ICDs and certain other products manufactured by the Company for sale in the U.S., and (ii) ELA Medical which has been granted exclusive rights to have ICDs and certain other products manufactured by the Company for sale in certain territories. The Company's ability to sell its products successfully will depend substantially on the marketing capabilities of ELA Medical and ELA*Angeion. In recent years there has been significant consolidation among medical device suppliers as the major suppliers have attempted to broaden their product lines in order to respond to cost pressures from health care providers. This consolidation has made it increasingly difficult for smaller suppliers, such as the Company, to effectively distribute their products without a relationship with one or more of the major suppliers. The sales and marketing organizations of ELA Medical and those of ELA*Angeion are substantially smaller than the sales and marketing organizations of certain of the Company's competitors and there can be no assurance that these organizations will be able to compete effectively with the Company's larger competitors.

         It is the objective of the strategic relationship with ELA Medical to allow both ELA Medical and ELA*Angeion to market an array of products in the field of cardiac rhythm management in order to compete effectively with these larger competitors. There can be no assurance that this objective will be met, or that ELA Medical will have competitive and timely bradycardia pacemakers and other related products to meet this objective. In addition, as ELA*Angeion is a joint venture, there can be no assurance that ELA*Angeion will be in a position to accomplish the marketing and sales objectives intended by the Company. Currently, the Company and ELA Medical are having ongoing discussions to evaluate their relationship and determine what, if any, changes should occur.

         DEPENDENCE ON SENIOR MANAGEMENT AND OTHER KEY PERSONNEL. The Company's success depends largely on its senior management and other key personnel. Competition for qualified personnel with sufficient and relevant experience in the medical device industry is intense. Accordingly, the loss of the services of such individuals, or the inability to hire additional key individuals as required, could have a material adverse effect on the Company, including its current and future product development efforts.

         DEPENDENCE ON THIRD PARTY VENDORS. The Company relies on third party vendors for certain of the components used in the Company's products and for certain contract manufacturing services. A number of significant components, such as capacitors, batteries, integrated circuits and lead systems, are purchased from sole source suppliers. For certain components and manufacturing services, there are relatively few sources of supply, and establishing additional or replacement suppliers for such components or services cannot be accomplished quickly. In addition, each supplier and each component must be qualified with the FDA, and the time required for such qualification may be lengthy. Although the Company tries to maintain sufficient quantities of inventory of such components to minimize production delays or interruptions, there can be no assurance that the Company will find suitable alternatives at reasonable prices, if at all, or that any such alternatives will remain available to the Company. The Company's inability to obtain acceptable components in a timely manner or find and maintain suitable replacement suppliers of components or manufacturing services would have a material adverse effect on the Company, including its ability to manufacture its products.

         LIMITED MANUFACTURING EXPERIENCE. To date, the Company's products have been manufactured in limited quantities and have not been manufactured on a significant commercial scale. As a result, there can be no assurance that the Company will not encounter difficulties in scaling up its manufacturing capabilities, including problems involving production yields, quality control, component supply and shortages of qualified manufacturing personnel. Any significant manufacturing difficulties could have a material adverse effect on the Company.

         POSSIBLE OBSOLESCENCE DUE TO TECHNOLOGICAL CHANGE. The medical device industry is subject to rapid technological innovation and, consequently, the life cycles of medical devices tend to be relatively short, typically eighteen months to three years. The Company is engaged in a field characterized by extensive research and development efforts or rapid new product introductions. There can be no assurance that alternative treatments or other discoveries and developments with respect to ICDs or catheter ablation systems will not render the Company's products obsolete. The greater financial and other resources of many of the Company's competitors may permit such competitors to respond more rapidly than the Company to technological advances.

         PRODUCT LIABILITY AND POTENTIAL INSUFFICIENCY OF PRODUCT LIABILITY INSURANCE. The testing, manufacturing, marketing and sale of medical devices involves risk of liability claims and product recalls. The Company has in the past experienced difficulties related to the development, testing and government approval of its products. For example, in November 1997, the Company announced a revision to the clinical trial protocol of its Sentinel 2000 Model and 2010 Model ICDs and a temporary suspension of clinical implants due to a component issue. The Company has since incorporated a new ceramic capacitor to replace the component at issue and received FDA approval in January 1998 to resume clinical implants of its Sentinel 2000 Model and 2010 Model ICDs. The Company's products are highly complex and some are, or will be, used in medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. As a result, the Company currently carries product liability insurance covering its products with policy limits per occurrence and in the aggregate which the Company has deemed to be sufficient. It cannot be predicted, however, whether such insurance is sufficient, or if not, whether the Company will be able to obtain such insurance as is sufficient, to cover the risks associated with the Company's business or whether such insurance will be available at premiums that are commercially reasonable. A successful claim against or settlement by the Company in excess of its insurance coverage or the Company's inability to maintain insurance in the future could have a material adverse effect on the Company's business, results of operations and financial condition.

         POSSIBLE VOLATILITY OF COMMON STOCK PRICES. The market price of the Common Stock has experienced substantial fluctuations in the past and may continue to be volatile depending on news announcements or changes in general market conditions. In particular, news announcements regarding quarterly results of operations, competitive developments, product developments, litigation or governmental regulatory actions impacting the Company may adversely affect the Common Stock price.

         EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS. The Company is governed by the provisions of Sections 302A.671 and 302A.673 of the Minnesota Business Corporation Act. These anti-takeover provisions could potentially operate to deny shareholders the receipt of a premium on their Common Stock and may also have a depressive effect on the market price of the Company's Common Stock.
Section 302A.671 generally provides that the shares of a corporation acquired in a "control share acquisition" have no voting rights unless voting rights are approved by the shareholders in a prescribed manner. A "control share acquisition" is generally defined as an acquisition of beneficial ownership of shares that would, when added to all other shares beneficially owned by the acquiring person, entitle the acquiring person to have voting power of 20% or more in the election of directors. Section 302A.673 prohibits a public corporation from engaging in a "business combination" with an "interested shareholder" for a period of four years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. A "business combination" includes mergers, asset sales and other transactions. An "interested shareholder" is a person who is the beneficial owner of 10% or more of the corporation's voting stock. Reference is made to the detailed terms of Sections 302A.671 and 302A.673 of the Minnesota Business Corporation Act.

         Furthermore, Section 3.5 of Article III of the Company's Restated Articles of Incorporation provides that the affirmative vote of the holders of two-thirds of the voting power of the shares entitled to vote is required for shareholder approval of a plan of merger, exchange of securities, or transfer of assets, as described in Section 302A.601 of the Minnesota Business Corporation Act. In addition, the Company has adopted a Shareholder Rights Plan that may have an anti-takeover effect in that any person or group acquiring control of the Company without the consent of the Company's Board of Directors could suffer substantial dilution through operation of the Shareholder Rights Plan. The Company has also entered into agreements with certain executive officers that provide for certain benefits upon a change of control.

         YEAR 2000 COSTS. Currently, many computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company and third parties with which the Company does business rely on numerous computer programs in their day to day operations. The Company has completed a preliminary evaluation of the Year 2000 issue as it relates to the Company's internal computer systems and third party computer systems with which the Company interacts. Based on this evaluation, the Company does not expect to incur significant costs related to these issues. However, there can be no assurance that the Year 2000 issues will be resolved in 1998 or 1999. If not resolved, this issue could have a material adverse impact on the Company's operations.

ITEM 2.  PROPERTIES.

         The Company occupies approximately 80,000 square feet of office and manufacturing space in Minneapolis, Minnesota. The lease agreement for this facility expires on February 28, 2008, and the Company has the option to extend the term of this lease for one to two additional five-year terms. The monthly base rent for the first five years under the terms of the lease agreement is approximately $48,040, plus the Company's pro rata share of operating expenses and real estate taxes.

ITEM 3. LEGAL PROCEEDINGS.

         In June 1996, the Company joined with Pacesetter in a patent lawsuit against CPI. In July of 1997, the Company's portion of the lawsuit was severed from Pacesetter's lawsuit. The Company's lawsuit involves four U.S. patents of the Company which have been asserted against certain ICD devices manufactured by CPI. These four patents relate to inventions by the Company with respect to reduced capacitance of the high voltage capacitors in an ICD, decreased size of the ICD and the ability to use the housing of the ICD as an electrode in combination with a subcutaneous electrode. Discovery is now completed in the lawsuit. The Company has moved for partial summary judgment on the issue of non-infringement of all four patents, but that motion has not yet been decided by the court. A trial date has been set for May 17, 1999. It is not known whether the Company's lawsuit against CPI will be successful and, if so, what damages or other outcomes may result.

         In November 1996, the Company was advised of the results of an arbitration between Pacesetter and Medtronic concerning a purported sublicense of certain of the Company's patents by Pacesetter to Medtronic. This arbitration arises under a 1992 cross-license between Medtronic and Pacesetter and under a provision of the 1993 license agreement between Pacesetter and Angeion which purported to give Pacesetter certain rights to sublicense certain of the Company's patents. Because the Company was not a party to the arbitration, the Company did not have an opportunity to present its arguments in this matter and therefore does not consider itself to be bound by the results of the arbitration. The Company has notified both Pacesetter and Medtronic that it disputes the entire matter. The inability of the Company to be successful in maintaining its position in this matter could have a material adverse effect on the Company in its ability to obtain a satisfactory resolution of this matter with both Pacesetter and Medtronic.

         On September 15, 1998, CPI sued the Company for infringement of three patents assigned to Michelle Mirowski. The Company firmly believes it does not infringe any of the patents asserted in the lawsuit and as a precaution had obtained a patent clearance opinion for its 2010 product prior to PMA approval. The Company has answered the complaint by asserting that its' products do not infringe the Mirowski patents, that the Mirowski patents are not valid or enforceable, that CPI is not the proper party to be asserting the Mirowksi patents, and that CPI is estopped by virtue of latches and estoppel to claim infringement by the Company. Moreover, the Company filed a Request for Reexamination of each of the three Mirowski patents with the U.S. Patent Office alleging that each patent is invalid. The Patent Office has agreed to consider all three of these Requests.

         The Company is also subject to certain claims and lawsuits that have been filed in the ordinary course of business. It is management's opinion that the settlement of all litigation would not have a material effect on the financial position of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The Company's common stock is traded on the NASDAQ National Market under the symbol "ANGN". The prices below are the high and low transaction prices as reported in each quarter of the last two calendar years.

Angeion Common Stock Prices
Calendar Years 1998 and 1997        High           Low
--------------------------------------------------------

1998
Fourth calendar quarter            $ 2.25         $ 0.88
Third calendar quarter             $ 3.13         $ 2.00
Second calendar quarter            $ 3.75         $ 2.00
First calendar quarter             $ 3.88         $ 2.38

1997
Fourth calendar quarter            $ 6.69         $ 2.13
Third calendar quarter             $ 5.88         $ 4.19
Second calendar quarter            $ 5.87         $ 3.93
First calendar quarter             $ 5.56         $ 3.37

         As of March 24, 1999, the Company's Common Stock was held of record by 757 persons. Such record ownership reflects individual and nominee holdings. The Company's securities are held beneficially by more than persons.

DIVIDENDS

         The company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected financial data as of and for the five-month transition period ended December 31, 1996 and for the year ended December 31, 1997 are derived from unaudited financial statements of the Company. In the opinion of management, the unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial data for the unaudited periods described above. This unaudited financial data is presented for comparative purposes as a result of the Company's change in year end from July 31 to December 31 in 1997.

                                         Years Ended             Five Month Periods Ended                 Years Ended
                                         December 31,                   December 31,                        July 31,
                                     1998           1997           1997          1996           1997          1996          1995
                                ---------------------------------------------------------------------------------------------------
Statement of Operations Data:
Net Sales                        $  4,566,768     3,094,159   $    864,775     2,275,901   $  4,505,285     2,948,729             0

Equity in net loss of
   joint venture                   (2,778,996)            0              0             0              0             0             0
Revenue from sale of patents
   and technology                   2,050,000             0              0             0              0             0             0
Net loss                          (38,838,110)  (34,114,929)   (14,940,896)   (7,734,829)   (26,908,861)  (15,182,019)   (9,643,351)
Net loss per common share        $      (1.12)        (1.14)  $      (0.48)        (0.27)  $      (0.93)        (0.66)        (0.58)
Weighted average number of         34,595,068    30,026,211     30,997,656    28,678,276     29,064,994    22,898,538    16,550,915
   common shares outstanding

Balance Sheet Data:
Working capital                  $  3,495,560    18,508,714   $ 18,508,714    37,017,967   $ 18,490,175    44,935,198     1,669,554
Total Assets                       22,893,407    28,883,551     28,883,551    46,797,456     30,896,363    55,183,896     5,751,194
Long-term debt                     22,150,000             0              0             0              0     1,500,000     1,501,091
Shareholders' equity (deficit)   $ (6,279,697)   25,750,945   $ 25,750,945    42,117,137   $ 26,047,520    49,463,672     2,980,150

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company's operations consist primarily of the research, development, manufacturing and marketing efforts of implantable cardioverter defibrillator business and the catheter ablation activity pursuant to the Cordis Webster agreement. activity pursuant to the Cordis Webster agreement. The Company established two European subsidiaries, Angeion GmbH, effective October 31, 1996, and Angeion Europe, Ltd. ("Angeion Europe"), effective November 1, 1995, to facilitate clinical studies of its ICDs and expand its European business activities. The results of the subsidiaries' operations are included in the consolidated financial statements of the Company. On January 1, 1998, the Company's 50 percent-owned joint venture, ELA*Angeion, LLC ("ELA*Angeion"), began operations. A proportional amount of the income (loss) from the joint venture are accounted for under the Equity method and appear as a component of Other Income (Loss) on the Company's Consolidated Statements of Operations. Angeion's proportional share of sales, cost of sales and any resultant gain or loss related to assets sold to the joint venture still remaining on the books of the joint venture at the end of the applicable reporting period have been eliminated. In September 1998, the Company entered into an agreement with Cordis Webster, Inc. pursuant to which the Company assigned the rights to patents, technology, manufacturing and distribution of the catheter ablation products.

         The Company has incurred net operating losses from continuing operations in each year since its inception in 1986. At December 31, 1998, the Company's accumulated deficit was $123,055,618. Losses have resulted principally from costs incurred in the research and development of the Company's products and initial startup of manufacturing operations. The Company has had limited revenue since the sale of its accessory products business, AMP, in September 1992. The Company expects to incur additional operating losses during the next fiscal year. The Company's ability to achieve profitability is ultimately dependent on obtaining regulatory approvals for its products, attaining revenue levels which generate operating profits, and developing the manufacturing capacity to achieve these revenue levels. There can be no assurance that the Company will obtain the required regulatory approvals on a timely basis, if at all; successfully develop, commercialize, manufacture and market its products or achieve profitability. In addition, the Company's results of operations may fluctuate significantly from quarter to quarter depending upon a number of factors including; the availability of third party reimbursement, the timing of regulatory approvals, operating costs, competition, progress of product development and clinical studies and the extent to which the Company's products gain market acceptance.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to 1997
         Net sales increased to $4,566,768 in 1998 from $3,094,159 in 1997. The increase was due to growth in sales of defibrillator products associated with U.S. clinical studies the Sentinel approval in August 1998, international activities and clinical sales of its 2020 series of ICDs.

         Manufacturing expenses increased to $12,394,194 in 1998 from $10,812,042 in 1997. The increase was substantially due to direct costs associated with product sales and the ongoing costs associated with the establishment of the Company's manufacturing operations. The Company's product sales do not currently generate gross profit because the Company has not achieved a scale of production that allows it to cover manufacturing costs.

         Research and development expenses increased to $21,636,666 in 1998 from $19,790,050 in 1997. The increase of $1,846,616 was due to an acceleration of research and development activity on the Models 2020, 2030 and 2100 ICD series. Research and development activity related to the development of ICDs accounted for $19,370,081 of the expense for 1998, while the catheter ablation development activities accounted for $2,266,585 of the expense.

         Selling, general and administrative expenses decreased to $7,185,581 in 1998 from $7,465,643 in 1997. This decrease of $280,062 was primarily due to moving the U.S. selling and marketing efforts to ELA*Angeion.

         Equity in net loss of joint venture resulted from the Company's portion of the net loss incurred by the 50 percent owned joint venture, ELA*Angeion Medical Systems, LLC.

         Revenue from sale of patents and technology resulted from the agreement between the Company and Cordis Webster that related to rights to certain ablation catheter products.

         Interest income decreased to $668,750 in 1998 from $918,502 in 1997. The decrease was due to lower average cash balances and lower average interest rates during 1998.

         Interest expense increased to $2,128,191 in 1998 from $59,855 in 1997. The increase was due to the issuance of $22,150,000 of 7 1/2% senior convertible debentures in April 1998.

Five-month Transition Period Ended December 31, 1997 Compared to 1996
         Net sales decreased to $864,775 from $2,275,901 for the five-month period ended December 31, 1997 compared to the five-month period ended December 31, 1996. This decrease was primarily due to the dissolution of the OEM Agreement with Pacesetter, Inc., a wholly-owned subsidiary of St. Jude Medical, Inc. (St. Jude), in May 1997 and a reduction in clinical implants in the latter part of 1997 due to the temporary suspension of implants described below. In the five-month period ended December 31, 1997, net sales were generated primarily from U.S. clinical implants and from the recognition of deferred revenue from the sale of programmers to St. Jude. In the five-month period ended December 31, 1996, 55% of the net sales were generated from the sale of ICDs and related products to Pacesetter.

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

         Research and development expenses increased to $7,213,832 from $5,905,774 for the five-month period ended December 31, 1997 compared to the five-month period ended December 31, 1996. This increase of 22% was due to the cost associated with the development of prototypes for the new models of ICDs as well as increased expenditures related to the catheter ablation division. Research and development activity related to the development of the ICDs accounted for $6,342,024 of the expense for the five-month period ended December 31, 1997, while the catheter ablation development activities accounted for $871,808 of the expense.

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

         Interest income decreased to $203,059 from $854,451 for the five-month period ended December 31, 1997 compared to the five-month period ended December 31, 1996. The decrease of 76% was due to the lower average invested cash balances partially off-set by higher interest rates in the five-month period ended December 31, 1997, compared to the five-month period ended December 31, 1996.

Year Ended July 31, 1997 Compared to 1996
         Net sales increased to $4,505,285 in Fiscal 1997 from $2,948,729 in Fiscal 1996. The increase was due to growth in sales of defibrillator products associated with U.S. clinical studies and international activities offset by a decline in sales to Siemens Pacesetter, Inc.

         Manufacturing expenses increased to $9,309,726 in Fiscal 1997 from $4,456,152 in Fiscal 1996. The increase was substantially due to direct costs associated with product sales, the ongoing costs associated with the establishment of the Company's manufacturing operations and the write off of excess inventory associated with termination of the Pacesetter OEM Marketing and Manufacturing Agreement

         Research and development expenses increased to $16,953,294 in Fiscal 1997 from $11,049,462 in Fiscal 1996. The increase of $5,903,832 was due to an acceleration of research and development activity on the Sentinel ICD series and additional implantable cardioverter defibrillators. Research and development activity related to the development of the Sentinel ICD series accounted for $15,097,165 of the expense for Fiscal 1997, while the catheter ablation development activities accounted for $1,856,129 of the expense.

         Selling, general and administrative expenses increased to $6,617,386 in Fiscal 1997 from $3,665,156 in Fiscal 1996. This increase of $2,952,230 was primarily due to an increase in costs associated with establishing the selling and marketing activities in Europe, legal expenses, and the establishment of administrative services to support a growing employee base related to the Company's transition from a development stage company to an operating company.

         Interest income increased to $1,569,895 in Fiscal 1997 from $1,156,885 in Fiscal 1996. The increase was due to higher average cash balances during Fiscal 1997 as a result of net proceeds from the equity offering which closed in July 1996 and warrants exercised during Fiscal 1997.

         Interest expense decreased to $103,635 in Fiscal 1997 from $116,863 in Fiscal 1996. The decrease was due to the conversion of Pacesetter convertible debenture into common stock in June 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs have related to expansion of clinical studies, research and development activities of its ICD product lines and scale-up and expansion of the Company's manufacturing activities and general corporate purposes including working capital. The Company has financed its liquidity needs over the last several fiscal years through the sale of common stock, other equity securities, and debt.

         Net cash used in operating activities was $29,267,910 in 1998 compared to $30,152,209 in 1997. The cash used during these periods was primarily related to research and development activities of the Company's ICD and catheter ablation divisions (including clinical studies), the establishment of manufacturing operations and the corresponding build-up of inventory and the increase in selling and marketing expenses.

         The Company's expenditures for fixed assets were $2,523,805 in 1998 and were $2,741,644 in 1997. Fixed asset expenditures related primarily to computer equipment, office furniture, production equipment for the ICD; and research and development equipment. As the Company expands its ICD production, fixed asset expenditures are expected to continue at the 1998 level.

         On September 2, 1997 the Company entered into an equity line of credit agreement with an investment group that allows the Company to access up to $25,000,000, under certain conditions, through sales of its common stock. The equity line terminates on September 2, 1999. As of December 31, 1998, the Company did not meet the conditions required to access the equity line of credit.

         During 1998, the Company invested cash amounting to $5,561,595 as its share of the capitalization of ELA*Angeion, a U.S. selling organization.

         In April 1998, the Company issued a $22,150,000 Convertible Debenture. In December 1997, the Company received proceeds from a strategic investment by Synthelabo in the amount of $15,000,000.

         As of December 31, 1998, the Company's principal source of liquidity consisted of cash and cash equivalents of $1,827,637. Also as of that date, the Company's liabilities exceeded its assets by $6,279,697. Management believes that currently available funds not be sufficient to sustain the Company for the next 12 months. Such funds consist of available cash and cash equivalents, any funds received from the Company's catheter ablation technology licensing agreement, product sales and any funds received with respect to the Company's litigation against CPI. Reducing operating expenses and capital expenditure alone may not be sufficient to address the Company's liquidity needs, and continuation as a going concern is dependent upon product sales the Company's litigation against CPI and the Company's ability to raise funds through equity investment, asset sales or the licensing or sales of all or part of its intellectual property. The Company is currently exploring many avenues of funding as reported earlier in this document, all of which are presently uncertain. There is no assurance any such financing is or would become available.

         In the event that the Company cannot generate or otherwise obtain funding, the Company would have to substantially cut back its level of operations. These reductions could have a material adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financing and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 1998 about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements.

         During January 1999, the Company obtained $6 million in secured debt financing provided under a bank loan and secured by a portion of the Company's intellectual property. Guarantees for this debt were provided to the bank by private investors, including a director of the Company. The debt is required to be repaid in October 1999.

         In March 1999, the Company received a $10 million equity investment from Synthelabo for meeting certain milestones as described in the Investment and Master Strategic Relationship Agreement between the Company and Synthelabo. The Company issued Synthelabo warrants to purchase 9,090,171 and 5,405,405 shares of the Company's Common Stock at prices of $0.01 and $1.11 per share, respectively in exchange for the $10 million. These warrants expire on March 12, 2009 and March 12, 2002, respectively.

YEAR 2000 COMPLIANCE

         All companies that use computers must address problems that could occur when the year changes from 1999 to 2000. In the past, many computers and software used two digits instead of four to identify the year when storing and processing dates. This practice could cause a computer to use or calculate an incorrect date as the year 2000 approaches.

         The Company has a Year 2000 Oversight team in place, and has commenced efforts to address all potential Year 2000 issues. The team has divided the project into several areas: products the Company manufactures; equipment used to produce and test those products; business systems; facilities; and third parties. Each area will be evaluated and brought into compliance in five phases:

1. Inventory - A complete list of all possible systems that may be affected by the turn of the century.

2. Assessment - Review and document the impact and severity of the Year 2000 issues for each system on the list.

3. Solutions - Identify the various methods for resolving each issue, select the best solutions and establish an implementation plan.

4.       Implementation - Carry out the plan to resolve the issues.

5. Verification - Test solutions prior to the year 2000 as required by the implementation plan.

         All of the Company's current and future products are designed, manufactured and tested to perform correctly in the next century. All equipment used to manufacture and test these products is inventoried and will be assessed by the end of the second quarter of 1999. All critical business systems, including the Company's financial systems, have completed all five phases and are compliant. Remaining non-critical business systems will be assessed by the end of the second quarter of 1999. The facilities have been assessed and only one system requires a minor update to comply. Significant third party vendors have been identified, and the Company expects to complete the assessment of their compliance by the end of the second quarter 1999. The Company will require written documentation from third party vendors indicating that they are Year 2000 compliant. The Company's objective is to complete all phases of the project in all areas by the end of the second quarter of 1999. Due to the January reorganization this initiative may extend beyond expected dates but the Company will continue to focus to solve any potential Y2K issues.

         Many of the Company's systems were purchased or implemented within the last few years, which will keep compliance costs relatively low. As of December 31, 1998, the Company has incurred Year 2000 related expenses of less than $100,000. The total expenditures to comply to the Year 2000 issues are estimated to be no more than $200,000, however, there can be no guarantee that the actual results will not differ from those estimated.

         If the Company is not successful in its efforts to bring its systems in compliance, the Company's ability to procure merchandise in a timely and cost-effective manner may be impaired, daily business processes may be delayed by manual procedures, or business processes may be interrupted if no alternative methodology is available, which could have a material effect on the Company's operations.

         Although, the Company believes that its Year 2000 compliance plan is adequate to achieve full system operation on a timely basis, the Company is in the process of developing a contingency plan to address the possibility of the Company's and third parties' non-compliance. The Company anticipates completing its contingency plan by the end of the second quarter of 1999.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS.

         The Company's primary market risk exposure is foreign exchange rate fluctuations of the British pound sterling and the German deutschemark to the U.S. dollar as the financial results of the Company's two subsidiaries, Angeion Europe and Angeion GmbH, are translated into U.S. dollars in consolidation. The Company's exposure to foreign exchange rate fluctuations also arise from certain inter-company payable or receivable balances. Additionally, the Company has a small exposure to currency risk arising from German deutschemark denominated sales from Angeion GmbH to its customers. Since sales through Angeion GmbH have historically been, and are expected to be, minimal, the exposure due to the translation of German deutschemarks into U.S. dollars is not expected to be material. All sales from the Company's U.S. and Angeion Europe operations are denominated in U.S. dollars. As a result of the Investment and Master Strategic Relationship Agreement (the "Agreement") the Company entered into with Synthelabo in October 1997, all of the Company's European and Japanese sales, with the exception of clinical studies, will be through ELA Medical. All sales made to ELA Medical are denominated in the U.S. dollar and have no foreign currency exchange rate risk to the Company. Any future operations at Angeion Europe and Angeion GmbH are not expected to have any material impact on the Company's foreign exchange rate exposure.

         The effect of foreign exchange rate fluctuations on the Company's financial results for the year ended December 31, 1998, the five month transition period ended December 31, 1997 and the years ended July 31, 1997 and 1996 was not material. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because foreign exchange exposure to these rate fluctuations increases as sales and inter-company balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact on inter-company balances due to changes in the exchange rate of the British pound sterling and the German deutschemark to the U.S dollar.

EURO CONVERSION

         Effective January 1, 1999, 11 of the 15 member countries of the European Union (EU) adopted the euro as the common legal currency. On that date, the participating countries fixed euro conversion rates between their existing local currencies and the euro. During the three-and-a-half year transition period following its introduction, participating countries will be allowed to transact business both in the euro and in their local currencies. On July 1, 2002, the euro will be the sole official currency in the participating EU countries.

         The Company sells and distributes its products globally, including sales in Europe. Additionally, as noted under "Market Risks", the Company's two subsidiaries, Angeion Europe and Angeion GmbH, conduct their business from within the U.K. and Germany, respectively. All sales from the Company's U.S. and Angeion Europe operations are denominated in U.S. dollars and all sales from Angeion GmbH operations are denominated in German deutschemarks. The U.K. is one of the four countries of the EU that did not adopt the euro as its legal currency effective January 1, 1999, however, the U.K. may convert to the euro at a later date. The conversion of the deutschemark into the euro is not expected to result in any significant pricing changes. As a result of the Investment and Master Strategic Relationship Agreement (the "Agreement") the Company entered into with Synthelabo in October 1997, all of the Company's European and Japanese sales, with the exception of clinical studies, will be through ELA Medical. All sales made to ELA Medical are denominated in the U.S. dollar and have no foreign currency exchange rate risk to the Company. Any future operations at Angeion Europe and Angeion GmbH are not expected to have any material impact on the Company's euro foreign exchange rate exposure.

         The Company is in the process of addressing any issues raised by the conversion to the euro. The Company does not presently expect that the conversion to the euro will result in any material increase in costs to the Company. While the Company will continue to evaluate the impact of the euro conversion over time, based upon currently available information, management does not believe that the conversion to the euro currency will have a material impact on the Company's financial condition or over-all trends in result of operations.

         NEW ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt the new standard in 1999. The Company is currently evaluating SFAS No. 133, but does not expect that it will have a material effect on its financial statements.

         In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and does not require additional disclosures. The Company intends to adopt SOP 98-1 in 1999. Costs incurred prior to the initial application of the SOP will not be adjusted to conform to SOP 98-1. The adoption is not expected to have a material impact on the Company's financial position or results of operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Angeion Corporation:


         We have audited the accompanying consolidated balance sheets of Angeion Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year ended December 31, 1998, the five-month transition period ended December 31, 1997 and the years ended July 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angeion Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, the five-month transition period ended December 31, 1997, and the years ended July 31, 1997 and 1996, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has suffered recurring losses from operations and has a shareholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       /s/KPMG Peat Marwick LLP




Minneapolis, Minnesota
February 23, 1999, except as
to Note 17(c) which
is as of March 16, 1999

                      ANGEION CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 1998 and 1997

ASSETS                                                                                 1998                1997
-------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                     $   1,827,637       $  14,052,115
    Accounts Receivable:
      Trade, less allowance for doubtful accounts of
        $294,775 for 1998 and $0 for 1997                                             1,587,669             241,136
      Other                                                                             102,426             167,450
    Inventories                                                                       6,377,359           6,889,144
    Prepaid expenses and other current assets                                           623,573             291,475
-------------------------------------------------------------------------------------------------------------------
                        Total current assets                                         10,518,664          21,641,320

Property and equipment, net                                                           6,880,822           6,523,820
Investment in joint venture, net                                                      3,221,003                  --
Other assets, net                                                                     2,272,918             718,411
-------------------------------------------------------------------------------------------------------------------

                        Total assets                                              $  22,893,407       $  28,883,551
===================================================================================================================



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------------------------------------------

Current liabilities:
    Accounts payable                                                                  2,459,294             893,996
    Current portion long-term debt                                                      500,461                  --
    Accrued payroll, vacation, and related costs                                        983,060           1,015,119
    Other accrued expenses                                                            1,882,268           1,186,941
    Deferred income                                                                   1,198,021              36,550
 -------------------------------------------------------------------------------------------------------------------
                       Total current liabilities                                      7,023,104           3,132,606

Long-term debt                                                                       22,150,000                  --
-------------------------------------------------------------------------------------------------------------------
                        Total liabilities                                            29,173,104           3,132,606
-------------------------------------------------------------------------------------------------------------------

Shareholders' equity
(deficit):
    Common stock, $.01 par value. Authorized 75,000,000
      shares; issued and outstanding 38,796,555 shares
      in 1998 and 32,998,443 shares in 1997                                             387,966             329,984
    Additional paid-in capital                                                      116,530,671         109,682,282
    Unamortized value of restricted stock                                              (118,066)            (50,716)
    Cumulative translation adjustment                                                   (24,650)              6,903
    Accumulated deficit                                                            (123,055,618)        (84,217,508)
-------------------------------------------------------------------------------------------------------------------
                        Total shareholders' equity (deficit)                         (6,279,697)         25,750,945

Commitments and contingencies (notes 11, 12 and 17)
-------------------------------------------------------------------------------------------------------------------

                        Total liabilities and shareholders' equity (deficit)      $  22,893,407       $  28,883,551
===================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                      ANGEION CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                             Five Month Periods
                                            Years Ended December 31,         Ended December 31,           Years Ended July 31,
                                          ---------------------------   ---------------------------   ---------------------------
                                              1998           1997           1997           1996           1997           1996
                                                          (Unaudited)                   (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                 $  4,566,768      3,094,159        864,775      2,275,901      4,505,285      2,948,729

Operating expenses:
    Manufacturing                           12,394,194     10,812,042      4,180,198      2,677,881      9,309,726      4,456,152
    Research and development                21,636,666     19,790,050      7,213,832      5,905,774     16,953,294     11,049,462
    Selling, general and
    administrative                           7,185,581      7,465,643      4,609,807      2,232,852      6,617,386      3,665,156
---------------------------------------------------------------------------------------------------------------------------------
          Total operating expenses          41,216,441     38,067,735     16,003,837     10,816,507     32,880,406     19,170,770
---------------------------------------------------------------------------------------------------------------------------------
          Operating loss                   (36,649,673)   (34,973,576)   (15,139,062)    (8,540,606)   (28,375,121)   (16,222,041)
---------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
    Equity in net loss of joint
    venture                                 (2,778,996)             0              0              0              0              0
    Revenue from sale of patents and
    technology                               2,050,000              0              0              0              0              0
    Interest income                            668,750        918,502        203,059        854,451      1,569,895      1,156,885
    Interest expense                        (2,128,191)       (59,855)        (4,893)       (48,674)      (103,635)      (116,863)
---------------------------------------------------------------------------------------------------------------------------------
          Other income (expense)            (2,188,437)       858,647        198,166        805,777      1,466,260      1,040,022
---------------------------------------------------------------------------------------------------------------------------------

          Net loss                        $(38,838,110)   (34,114,929)   (14,940,896)    (7,734,829)   (26,908,861)   (15,182,019)
=================================================================================================================================

          Net loss per common             $      (1.12)         (1.14)         (0.48)         (0.27)         (0.93)         (0.66)
          share
=================================================================================================================================

Weighted average number of common shares
    outstanding                             34,595,068     30,026,211     30,997,656     28,678,276     29,064,994     22,898,538
=================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                      ANGEION CORPORATION AND SUBSIDIARIES

            Consolidated Statements of Shareholders' Equity (Deficit)

                                          Convertible
                                        preferred stock              Common stock
                                     -------------------------------------------------
                                       Number        Par          Number
                                     of shares      value       of shares    Par value
--------------------------------------------------------------------------------------

Balance at July 31, 1995               875,000       8,750     17,500,529     175,005

  Shares issued at $6.50 per share,
    net of issuance costs                    0           0      3,400,000      34,000
  Shares issued at $7.00 per share,
    net of issuance costs                    0           0      4,200,000      42,000
  Stock options exercised                    0           0        525,828       5,259
  Warrants exercised                         0           0      2,991,500      29,915
  Director stock issued                      0           0         11,530         115
  Compensation expense on grant
    of stock and stock options               0           0         12,320         123
  Net loss                                   0           0              0           0
--------------------------------------------------------------------------------------

Balance at July 31, 1996               875,000       8,750     28,641,707     286,417

  Preferred stock
  converted
    into common stock                 (875,000)    (8,750)        875,000       8,750
  Notes payable converted
    into common stock                        0          0         250,000       2,500
  Restricted Stock Grant                     0          0          33,333         333
  Stock options exercised                    0          0          59,567         596
  Warrants exercised                         0          0         662,499       6,625
  Director stock issued                      0          0          36,027         360
  Compensation expense on grant
    of stock and stock options               0          0               0           0
  Cumulative translation adjustment          0          0               0           0
  Net loss                                   0          0               0           0
--------------------------------------------------------------------------------------

Balance at July 31, 1997                     0          0      30,558,133     305,581

  Restricted Stock Grant                     0          0          15,000         150
  Stock options exercised                    0          0          33,834         338
  Warrants exercised
  Director stock issued                      0          0          40,068         401
  Compensation expense on grant
    of stock and stock options               0          0               0           0
  Amortization of
    restricted stock                         0          0               0           0
  Promethian Stock Grant                     0          0         100,000       1,000
  Synthelabo Investment                      0          0       2,251,408      22,514
  Cumulative translation adjustment          0          0               0           0
  Net loss                                   0          0               0           0
--------------------------------------------------------------------------------------

Balance at December 31, 1997                 0          0      32,998,443     329,984

  Restricted Stock Grant                     0          0         210,000       2,100
  Stock options exercised                    0          0          94,500         945
  Director stock issued                      0          0           5,607          56
  Compensation expense on grant
    of stock and stock options               0          0               0           0
  Amortization of
    restricted stock                         0          0               0           0
  Rose Glen                                  0          0          25,000         250
  Warrants on convertible debenture
  Synthelabo Investment                      0          0       5,208,551      52,086
  Short swing profit
  Employee stock purchase plan               0          0         254,454       2,545
  Cumulative translation adjustment          0          0               0           0
  Net loss                                   0          0               0           0
--------------------------------------------------------------------------------------

Balance at December 31, 1998                 0          0      38,796,555     387,966
======================================================================================


[WIDE TABLE CONTINUED FROM ABOVE]

                                                             Unamortized      Cumulative
                                            Additional         value of      translation    Accumulated
                                         paid-in capital   restricted stock   adjustment      deficit          Total
-----------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1995                    29,982,127                0              0      (27,185,732)      2,980,150

  Shares issued at $6.50 per share,
    net of issuance costs                   20,293,045                0              0                0      20,327,045
  Shares issued at $7.00 per share,
    net of issuance costs                   27,359,887                0              0                0      27,401,887
  Stock options exercised                    1,324,853                0              0                0       1,330,112
  Warrants exercised                        11,911,421                0              0                0      11,941,336
  Director stock issued                         87,885                0              0                0          88,000
  Compensation expense on grant
    of stock and stock options                 577,038                0              0                0         577,161
  Net loss                                           0                0              0      (15,182,019)    (15,182,019)
-----------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1996                    91,536,256                0              0      (42,367,751)     49,463,672

  Preferred stock
  converted into common stock                        0                0              0                0               0
  Notes payable converted
    into common stock                        1,415,500                0              0                0       1,418,000
  Restricted Stock Grant                       124,667          (72,917)             0                0          52,083
  Stock options exercised                      156,317                0              0                0         156,913
  Warrants exercised                         1,318,373                0              0                0       1,324,998
  Director stock issued                        111,640                0              0                0         112,000
  Compensation expense on grant
    of stock and stock options                 426,938                0              0                0         426,938
  Cumulative translation adjustment                  0                0          1,777                0           1,777
  Net loss                                           0                0              0      (26,908,861)    (26,908,861)
-----------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1997                    95,089,691          (72,917)         1,777      (69,276,612)     26,047,520

  Restricted Stock Grant                        79,538          (29,883)             0                0          49,805
  Stock options exercised                       87,011                0              0                0          87,349
  Warrants exercised                                 0                0              0                0               0
  Director stock issued                         48,933                0              0                0          49,333
  Compensation expense on grant
    of stock and stock options                  88,098                0              0                0          88,098
  Amortization of
    restricted stock                                 0           52,084              0                0          52,084
  Promethian Stock Grant                       (20,810)               0              0                0         (19,810)
  Synthelabo Investment                     14,309,822                0              0                0      14,332,336
  Cumulative translation adjustment                  0                0          5,126                0           5,126
  Net loss                                           0                0              0      (14,940,896)    (14,940,896)
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997               109,682,282          (50,716)         6,903      (84,217,508)     25,750,945

  Restricted Stock Grant                       508,846         (112,509)             0                0         398,437
  Stock options exercised                      149,366                0              0                0         150,311
  Director stock issued                        157,944                0              0                0         158,000
  Compensation expense on grant
    of stock and stock options                 207,598                0              0                0         207,598
  Amortization of
    restricted stock                                 0           45,159              0                0          45,159
  Rose Glen Warrants                           311,089                0              0                0         311,339
  Warrants on convertible debenture            286,202                0              0                0         286,202
  Synthelabo Investment                      4,899,241                0              0                0       4,951,327
  Short swing profit                            12,445                0              0                0          12,445
  Employee stock purchase plan                 315,658                0              0                0         318,203
  Cumulative translation adjustment                  0                0        (31,553)               0         (31,553)
  Net loss                                           0                0              0      (38,838,110)    (38,838,110)
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998               116,530,671         (118,066)       (24,650)    (123,055,618)     (6,279,697)
=======================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                      ANGEION CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                     Years                  Five Month Periods
                                                                     Ended                        Ended
                                                                  December 31,                 December 31,
                                                           --------------------------   -------------------------
                                                               1998          1997          1997          1996
                                                                         (Unaudited)                 (Unaudited)
------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net loss                                               $(38,838,110)  (34,114,929)  (14,940,896)   (7,734,829)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation expense                                  2,027,156     1,730,928       809,319       563,983
        Amortization expense                                  1,168,008       367,428       116,858       116,858
        Compensation expense on grant of stock and
        stock options                                           809,194       528,188       239,320       220,670
        Loss on disposal of fixed assets                        498,630             0                           0
        Equity in net loss of joint venture                   2,778,996             0                           0
        Changes in operating assets and liabilities:
          Accounts receivable                                (1,281,509)      534,538     1,109,617     1,534,307
          Inventories                                           511,785       921,903       272,833    (3,861,697)
          Prepaid expenses and other current assets            (332,098)      (77,734)      (53,888)      (54,803)
          Accounts payable                                    1,565,299      (141,863)   (1,355,452)   (1,934,248)
          Accrued expenses                                      663,268       794,032       332,071       894,344
          Deferred Income                                     1,161,471      (694,700)     (694,700)            0
------------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities         (29,267,910)  (30,152,209)  (14,164,918)  (10,255,415)
------------------------------------------------------------------------------------------------------------------

Investing activities:
    Purchase of marketable securities                                 0      (325,074)            0   (31,206,636)
    Proceeds from maturities of marketable securities                 0    29,500,000     8,050,181     9,400,000
    Investments in joint venture                             (5,561,595)            0             0             0
    Payments for purchases of property and equipment         (2,523,805)   (2,741,644)     (611,219)   (1,251,539)
    Purchase of other assets                                          0             0             0             0
------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) investing
               activities                                    (8,085,400)   26,433,282     7,438,962   (23,058,175)
------------------------------------------------------------------------------------------------------------------

Financing activities:
    Net proceeds from issuance of debt and warrants          25,025,027             0             0             0
    Proceeds from issuance of common stock and warrants       4,951,327    15,713,643    14,334,292             0
    Proceeds from exercise of stock options and warrants        480,959                      65,583       167,625
    Payments under capital lease obligations                   (296,928)            0             0             0
    Repayments of debt                                       (5,000,000)            0             0             0
------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing
                activities                                   25,160,385    15,713,643    14,399,875       167,625
------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate on Cash and Cash Equivalents            (31,553)       19,445         6,077             0

Net increase (decrease) in cash and cash equivalents        (12,224,478)   12,014,161     7,679,996   (33,145,965)

Cash and cash equivalents:
    Beginning of year                                        14,052,115     2,037,954     6,372,119    35,183,919
------------------------------------------------------------------------------------------------------------------

    End of year                                            $  1,827,637    14,052,115    14,052,115     2,037,954
==================================================================================================================

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                 $    945,218        59,855         4,893         3,924
==================================================================================================================

Supplemental disclosure of non-cash investing and
financing activities:
    Property and equipment acquired under capital lease
      obligations                                          $    797,389             0             0             0
    Transfer of property and equipment to joint venture         438,405             0             0             0
    Notes payable converted to common stock                           0             0             0             0
    Issuance of 3,846,153 shares of common stock to
      Synthelabo                                                 38,462             0             0             0
------------------------------------------------------------------------------------------------------------------


[WIDE TABLE CONTINUED FROM ABOVE]

                                                                      Years
                                                                      Ended
                                                                     July 31,
                                                             --------------------------
                                                                1997          1996

---------------------------------------------------------------------------------------
Operating activities:
    Net loss                                                 (26,908,861)  (15,182,019)

    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation expense                                   1,520,181       726,416
        Amortization expense                                     280,460       279,429
        Compensation expense on grant of stock and
        stock options                                            591,022       665,161
        Loss on disposal of fixed assets                               0             0
        Equity in net loss of joint venture                            0             0
        Changes in operating assets and liabilities:
          Accounts receivable                                  1,050,194    (2,494,751)
          Inventories                                         (3,202,462)   (3,550,562)
          Prepaid expenses and other current assets               14,770        13,843
          Accounts payable                                      (721,614)    2,133,936
          Accrued expenses                                       618,983       818,934
          Deferred Income                                        731,250             0
---------------------------------------------------------------------------------------
              Net cash used in operating activities          (26,026,077)  (16,589,613)
---------------------------------------------------------------------------------------

Investing activities:
    Purchase of marketable securities                        (31,581,891)  (20,368,290)
    Proceeds from maturities of marketable securities         30,900,000    13,000,000
    Investments in joint venture                                       0             0
    Payments for purchases of property and equipment          (3,432,601)   (3,943,462)
    Purchase of other assets                                           0      (279,170)
---------------------------------------------------------------------------------------
              Net cash provided by (used in) investing
               activities                                     (4,114,492)  (11,590,922)
---------------------------------------------------------------------------------------

Financing activities:
    Net proceeds from issuance of debt and warrants                    0             0
    Proceeds from issuance of common stock and warrants                0    47,728,932
    Proceeds from exercise of stock options and warrants       1,326,993    13,271,448
    Payments under capital lease obligations                           0             0
    Repayments of debt                                                 0        (3,690)
---------------------------------------------------------------------------------------
              Net cash provided by financing
                activities                                     1,326,993    60,996,690
---------------------------------------------------------------------------------------

Effect of Exchange Rate on Cash and Cash Equivalents               1,776             0

Net increase (decrease) in cash and cash equivalents         (28,811,800)   32,816,155

Cash and cash equivalents:
    Beginning of year                                         35,183,919     2,367,764
---------------------------------------------------------------------------------------

    End of year                                                6,372,119    35,183,919
=======================================================================================

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                       103,635       116,813
=======================================================================================

Supplemental disclosure of non-cash investing and
financing activities:
    Property and equipment acquired under capital lease
      obligations                                                      0             0
    Transfer of property and equipment to joint venture                0             0
    Notes payable converted to common stock                    1,500,000             0
    Issuance of 3,846,153 shares of common stock to
      Synthelabo                                                       0             0
---------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(1)      DESCRIPTION OF BUSINESS

         Angeion (the "Company") develops, manufactures and distributes products for the treatment of cardiac arrhythmia patients.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND INVESTMENT IN JOINT VENTURE

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its 50 percent-owned joint venture, ELA*Angeion, LLC ("ELA*Angeion"). Angeion Europe Ltd. ("Angeion Europe"), established November 1, 1995 and Angeion GmbH, established October 31, 1996 were founded to facilitate clinical studies of the Company's ICDs and expand its European business operations. All inter-company transactions and balances are eliminated in consolidation. On January 1, 1998, ELA*Angeion began operations. A proportional amount of the income (loss) from the joint venture are accounted for under the Equity Method and appear as a component of Other Income (Loss) on the Company's Consolidated Statements of Operations. Angeion's proportional share of sales, cost of sales and any resultant gain or loss related to assets sold to the joint venture still remaining on the books of the joint venture at the end of the applicable reporting period have been eliminated.

         CASH EQUIVALENTS

         Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase. At December 31, 1998, cash equivalents consisted of checking accounts and money market funds.

         INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis.

         PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. Equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets that range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term, or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred.

         OTHER ASSETS

         Other assets consist primarily of intangible assets representing completed technology and other assets resulting from the sales of convertible debentures. The intangible assets are amortized using straightline method over 4 years and the debt issuance costs are ratably amortized over the term of the note.

         INCOME TAXES

         Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         REVENUE RECOGNITION

         Revenues from direct sales of products are recognized at the date of patient implant when delivered directly to hospitals and at date of shipment for sales to distributors. Revenues generated through ELA*Angeion are recognized upon shipment to the joint-venture and Angeion's proportional share of sales and cost of sales related to assets sold to the joint venture still remaining on the books of the joint venture at the end of the applicable reporting period have been eliminated.

         NET LOSS PER SHARE

         In accordance with SFAS No. 128, Earnings per Share, basic EPS is calculated by dividing net earnings (loss) by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted average fair value of the Company's common shares during the period. For each period presented, basic and diluted loss per share amounts are identical, as the effect of potential common shares is anitdilutive.

         FOREIGN CURRENCY TRANSLATION

         The functional currency and denomination of all sales transactions of Angeion Europe are the U.S. dollar. Accordingly, the financial statements of Angeion Europe, which are maintained in the local currency, are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards
(SFAS) No. 52, FOREIGN CURRENCY TRANSLATION. All exchange gains or losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollars are recognized currently in income.

         The assets and liabilities for Angeion GmbH are translated into U.S. dollars at year-end exchange rates while elements of the statement of operations are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded as a component of shareholders' equity.

         SHORT-TERM MARKETABLE SECURITIES

         As of December 31, 1998, the Company's marketable debt securities are classified as available-for-sale. However, because the maturities of the Company's debt securities are less than one year, they are reported at amortized cost that approximates fair value.

         CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

         Financial instruments that subject the Company to concentration of credit risk consist principally of cash investments and trade accounts receivable. Cash in excess of current operating needs is invested in accordance with the Company's investment policy that emphasizes principal preservation. At year end, the majority of investments consisted of checking and money market account balances.

         The Company grants credit primarily to ELA Medical and the Company's 50% owned joint venture, ELA*Angeion, for product sales in the normal course of business. During the year ended December 31, 1998,

$2,445,090, or 54%, of the Company's sales were from sales to ELA*Angeion. ELA Medical represented $774,550, or 17% of sales for the year ended December 31, 1998. At December 31, 1998, ELA*Angeion and ELA Medical represented 29% and 40% of the Company's accounts receivable, respectively.

         STOCK-BASED COMPENSATION

         The Company applies the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations to account for the issuance of stock incentives to employees and directors and, accordingly, no compensation expense related to employees' and directors' stock incentives has been recognized in the financial statements. Effective fiscal 1997, in accordance with the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has presented pro forma information reflecting compensation cost for such issuances. See Note 7 "Shareholder's Equity".

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cast flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         NEW ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt the new standard in 1999. The Company is currently evaluating SFAS No. 133, but does not expect that it will have a material effect on its financial statements.

         In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and does not require additional disclosures. The Company intends to adopt SOP 98-1 in 1999. Costs incurred prior to the initial application of the SOP will not be adjusted to conform to SOP 98-1. The adoption is not expected to have a material impact on the Company's financial position or results of operations.

(3)      LIQUIDITY

         The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $123,055,618 on a cumulative basis through December 31, 1998. These losses, which include the costs for research and development, have been funded primarily from the sale of equity securities, including preferred stock and warrants, and debt (see Notes 6, 7 and 8 with respect to financing transactions of the Company).

         The Company had cash and cash equivalents of $1,827,637 at December 31, 1998. Management believes that currently available funds not be sufficient to sustain the Company for the next 12 months. Such funds consist of available cash and cash equivalents, any funds received from the Company's catheter ablation technology licensing agreement, product sales and any funds received with respect to the Company's litigation against CPI. Reducing operating expenses and capital expenditure alone may not be sufficient to address the Company's liquidity needs, and continuation as a going concern is dependent upon product sales, the Company's litigation against CPI and the Company's ability to raise funds through equity investment, asset sales or the licensing or sales of all or part of its intellectual property. The Company is currently exploring many avenues of funding as reported earlier in this document, all of which are presently uncertain. There is no assurance any such financing is or would become available.

         In the event that the Company cannot generate or otherwise obtain funding, the Company would have to substantially cut back its level of operations. These reductions could have a material adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies (see note 17 with respect to recent financing).

         The Company has begun a comprehensive review of its short and long term options to help improve its financial condition and increase shareholder value. In December 1998, the Company announced that it had retained Raymond James and Associates, Inc. as a financial advisor to assist in this process. The Company, together with its financial advisor, is currently evaluating all of its alternatives in this process, including: potential sources of financing; further reorganization of the Company's operations (in addition to the reorganization discussed below); sale or license of some or all of the Company's technology, product lines, and assets; settlements of its lawsuit with CPI, the possibility of entering into new businesses and/or exiting its current business, and transactions by which the Company would be acquired of another entity.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financing and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 1998 about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements.

(4)      INVENTORIES

         Inventories consisted of the following at December 31:

                                                       1998            1997
------------------------------------------------------------------------------
Raw Materials                                       $3,243,555      $3,647,071
Work-in-Process                                      1,573,124       1,373,697
Finished Goods                                       1,560,680       1,868,376
------------------------------------------------------------------------------
                                                    $6,377,359      $6,889,144

(5)      PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31:

                                                       1998            1997
------------------------------------------------------------------------------

Furniture and fixtures                               1,120,518         831,491
Equipment                                            9,517,664       8,930,522
Leasehold improvements                               1,020,911         595,827
------------------------------------------------------------------------------
                                                    11,659,093      10,357,840

Less accumulated depreciation and                   (4,778,271)     (3,834,020)
amortization
------------------------------------------------------------------------------

                                                   $ 6,880,822     $ 6,523,820
------------------------------------------------------------------------------



(6)      OTHER ASSETS

Other assets consist of the following at December 31:

                                 1998               1997
                              ----------          --------
Debt issuance costs, net      $1,923,635          $   -
Patents, net                     349,283           697,371
Other                               -               21,040
                              ----------          --------
                              $2,272,918          $718,411
                              ==========          ========


(7)      ALLIANCE AND LONG-TERM DEBT

         On February 4, 1993, Angeion and Siemens Pacesetter Inc. (Pacesetter), which was subsequently acquired by St. Jude Medical (St. Jude), entered into an agreement which provided for an investment by Pacesetter in Angeion and the grant by Angeion of certain licensing, manufacturing, and marketing rights with respect to certain of the products being developed by the Company. The investment by Pacesetter consisted of the purchase of 875,000 shares of Angeion preferred stock, class A, at $4.00 per share. The preferred stock was converted on a one-for-one basis into Angeion common stock on May 30, 1997. Pacesetter's investment also included the purchase of a $1,500,000 convertible subordinated debenture with an interest rate of 7.16%, interest payable semi-annually, which was convertible at any time into Angeion common stock at $6.00 per share. On June 19, 1997, this Debenture net of unamortized debt issuance costs, was converted into 250,000 shares of common stock.

         On November 20, 1996, the Company delivered to St. Jude a formal notice of recission and termination of the OEM Marketing Agreements and the License Agreement between the Company and Pacesetter, Inc. In April 1997, the Company signed a royalty-free cross license agreement with St. Jude and its subsidiaries, Pacesetter, Ventritex and Telectronics. This agreement terminates the OEM Marketing Agreement and supersedes the earlier License Agreement. St. Jude's suit against the Company in U.S. District Court, concerning the 1993 License and OEM Marketing Agreement and Pacesetter's claim for overpayment was dismissed in July 1997.

(8)      NOTES PAYABLE

         On March 11, 1998, the Company borrowed $5,000,000 from RGC International Investors, IDC ("Rose Glen") pursuant to a Convertible Senior Note (the "Interim Financing"). In connection with the Interim Financing, the Company issued Rose Glen warrants to purchase an aggregate of 970,000 shares of the

Company's Common Stock at an exercise price of $2.92. On April 15, 1998, the Company repaid the Interim Financing together with accrued interest, in full. In consideration of early payment, warrants for an aggregate of 242,500 shares of Common Stock were canceled. The remaining warrant for 727,500 shares of Common Stock (the "Rose Glen Warrant") is exercisable until March 11, 2003.

         On April 14, 1998, the Company completed a private placement of $22,150,000 principal amount of 7 1/2 percent Senior Convertible Notes due 2003 (the "Notes"), which resulted in net proceeds to the Company of approximately $20,000,000. The Notes were issued pursuant to an indenture between the Company and U.S. Bank National Association, as trustee (the "Indenture"). Interest on the Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 1998. The Notes are convertible into Common Stock at any time after July 13, 1998, and prior to maturity, unless previously redeemed. These Notes had an initial conversion price ("Conversion Price") of $3.0516 per share subject to adjustment upon the occurrence of certain events ("Events"). These events stipulated that the Conversion Price will be adjusted on December 18, 1998 to the lower of: (a) the previously applicable Conversion Price or (b) the average of the last reported sale price of the Common Stock as reported by the NASDAQ National Market, for the five consecutive business days ending on the last full trading day prior to December 18, 1998; provided, however, that in no event will the Conversion Price be reduced below $1.5258. On December 18, 1998 the Conversion Price was adjusted to $1.5258.

         On or after April 14, 2001, the Notes will be redeemable at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days prior written notice at a redemption price equal to 100 percent of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, up to the redemption date. Upon the occurrence of a "change in control" or the delisting of the Common Stock from the NASDAQ National Market System, each holder of the Notes has the right to require the Company to repurchase all or any part of such holder's Notes at a repurchase price equal to 101 percent of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any. Upon the occurrence of an "Event of Default" under the Indenture, the Trustee or the holders of at least 25 percent in principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately.

(9)      SHAREHOLDERS' EQUITY

         COMMON STOCK

         In October 1997, the Company entered into an Investment and Master Strategic Relationship Agreement (the "Agreement") with Synthelabo which, in addition to creating the ELA*Angeion joint venture, resulted in net equity investments of $14,332,336 in 1997 and $4,951,327 in 1998. Total shares of common stock and warrants issued in 1997 were 2,251,408 and 1,350,845, respectively, and in 1998 were 1,362,398 and 817,439, respectively. The Agreement included a repricing provision which automatically repriced the original shares of common stock and warrants as if this investment had been made at a price based on the average Company stock price for the fifteen day trading period prior to the one year anniversary of the initial investment. Pursuant to the Agreement, on October 9, 1998, the initial 2,251,408 shares of common stock and 1,350,845 warrants were repriced to reflect the repricing provision of the Agreement resulting in an additional 3,846,153 shares of common stock and an additional 2,307,692 warrants being issued to Synthelabo. The new totals for the initial investment are: 6,097,561 shares of common stock issued at $2.46 per share and warrants which allow Synthelabo to purchase an additional 3,658,537 shares of the Company's common stock at a price of $2.46 per share with an expiration date of October 9, 2001. The 1,362,398 shares of common stock issued in 1998 were issued at $3.67 per share and the warrants allow Synthelabo to purchase an additional 817,439 shares of the Company's common stock at a price of $3.67 per share with an expiration date of September 1, 2001.

         On September 2, 1997 the Company entered into an equity line of credit agreement with an investment group that allows the Company to access up to $25,000,000, under certain conditions, through sales of its common stock. The equity line terminates on September 2, 1999. As of December 31, 1998, the Company did not meet the conditions required to access the equity line of credit.

         STOCK OPTIONS

         The Company's shareholders have approved the 1993, 1991, 1989, and 1988 Stock Incentive Plans (the "Plans"). The Plans provide that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than 100% of the fair market value of the stock at date of grant. All options expire no later than ten years from date of grant.

                                    Shares     Weighted average
                                 under option   price per share
---------------------------------------------------------------

Balance at July 31, 1995           2,062,303       $   2.95
         Granted                     750,251           8.00
         Exercised                  (347,933)          2.38
         Forfeited                  (265,873)          5.60
---------------------------------------------------------------

Balance at July 31, 1996           2,198,748       $   4.45
         Granted                   1,862,775           3.50
         Exercised                   (35,567)          2.26
         Forfeited                (1,105,125)          6.79
---------------------------------------------------------------

Balance at July 31, 1997           2,920,831       $   2.94
         Granted                     129,800           5.00
         Exercised                   (17,834)          2.26
         Forfeited                   (56,600)          3.76
---------------------------------------------------------------

Balance at December 31, 1997       2,976,197       $   3.02
         Granted                     911,584           2.13
         Exercised                   (94,500)          1.59
         Forfeited                  (332,575)          3.48
---------------------------------------------------------------
Balance at December 31, 1998       3,460,706       $   2.78
===============================================================

         As of December 31, 1998, the outstanding options in the 1993, 1991, 1989 and 1988 Stock Incentive Plans had exercise prices ranging from $1.44 to $10.00 with a weighted average contractual life of 3.7 years. At December 31, 1998 1,949,720 options were exercisable, with a weighted-average exercise price of $2.84. The following table summarizes information concerning options outstanding and exercisable at December 31, 1998:

                          Options Outstanding              Options Exercisable
                  -----------------------------------    -----------------------
                                 Weighted    Weighted                  Weighted
                                  Average     Average                   Average
   Range of          Number      Remaining   Exercise      Number      Exercise
Exercise Price    Outstanding      Life        Price     Exercisble     Price
                  --------------------------------------------------------------
$1.44 - $2.17        244,800       1.79        $1.78        77,400      $2.08
$2.19 - $2.20      1,182,584       2.39         2.20       500,000       2.19
$2.31 - $3.09        455,923       3.43         2.56       383,823       2.54
$3.13 - $3.16        321,302       5.01         3.15       193,527       3.15
$3.18 - $3.19        967,697       4.91         3.19       670,458       3.19
$3.22 - $4.31        140,350       5.02         3.88        82,125       3.89
$4.38 - $10.00       148,050       6.23         5.18        42,387       5.59
                  --------------------------------------------------------------
Totals             3,460,706       3.70        $2.78     1,949,720      $2.84

         During the year ended December 31, 1998, the five month transition period ended December 31, 1997, the years ended July 31, 1997 1996, the Company granted options, outside the Plans, to purchase 818,416, 0, 225,000 and 300,000 shares, respectively, of common stock at a weighted average price of $2.20, $0.00, $3.19 and $8.14 per share, respectively. During 1998, none of these options were exercised. At December 31, 1998, 282,498 of these options were exercisable at a weighted average exercise price of $3.33.

         Under the Non-Employee Director Option Plan, options for 1,500, 18,000, 18,767 and 12,500 shares were granted at a weighted average price of $2.14, $3.59, $3.58 and $6.94 during the year ended December 31, 1998, the five month transition period ended December 31, 1997, the years ended July 31, 1997 and 1996, respectively. Options for 0, 16,000, 24,000 and 2,500 shares at a weighted average price of $0.00, $2.94, $3.19 and $2.44 were exercised during the same respective periods. At December 31, 1998, 60,767 shares at a weighted average price of $4.02 were outstanding and exercisable under this plan.

         On November 25, 1996, the Board of Directors reviewed the exercise price of the options then outstanding, current market conditions, as well as other factors, and offered to re-price all of the outstanding options that had exercise prices above market value. The new option price reflected the market value on December 18, 1996. The total number of re-priced options was 1,231,375. These re-priced options cannot be exercised for twelve months from the election date and then vest pursuant to the original terms.

         WARRANTS

         In connection with the Investment and Master Strategic Relationship Agreement (the "Investment Agreement") with Synthelabo in October 1997, the Company issued 1,350,845 warrants. As allowed for in the Investment Agreement and as discussed above, these 1,350,845 warrants were subject to repricing provisions, which resulted in the issuance of additional warrants totaling 2,307,692 in October 1998. These warrants will allow Synthelabo to purchase 3,658,537 shares of common stock at $2.46 per share and expire on October 9, 2001. In addition, in connection with the additional $5,000,000 investment received from Synthelabo in August 1998, additional 817,439 warrants were issued. These warrants allow Synthelabo to purchase 817,439 shares of common stock at $3.67 per and expire on September 1, 2001.

         In connection with the private placement of $22,150,000 principle of 7 1/2 percent Senior Convertible Notes due 2003 (the "Notes"), the Company issued 181,462 warrants each to HSBC Securities, Inc. ("HSBC") and Prudential Securities, Inc. ("Prudential"), respectively. These warrants allow both HSBC and Prudential to purchase 181,462 shares of common stock at a price of $1.5258 per share. These warrants expire on April 15, 2003. The fair value of the warrants at the time of issuance was determined to be $286,202. This value is being ratably amortized over the term of the debt. The warrants' unamortized value at December 31, 1998, of $245,657, is included in other assets.

         In connection with $5,000,000 Convertible Senior Note agreement the Company entered into with RGC International Investors, IDC ("Rose Glen"), the Company issued Rose Glen warrants to purchase an aggregate of 970,000 shares of the Company's Common Stock at an exercise price of $2.92. On April 15, 1998, the Company repaid the Interim Financing together with accrued interest, in full. In consideration of early payment, warrants for an aggregate of 242,500 shares of Common Stock were canceled. The remaining warrants for 727,500 shares of Common Stock (the "Rose Glen Warrant") are exercisable until March 11, 2003. The fair value of the warrants at the time of issuance was determined to be $244,949. The remaining value was expensed upon the repayment of the note.

         In connection with the issuance of a note payable to a shareholder in Fiscal 1992, the Company issued a warrant to such shareholder to purchase 75,000 shares of common stock at $2.50 per share. This warrant expires on July 27, 1999.

         In connection with Bridge Financing, warrants to purchase 834,999 shares of common stock were issued at an exercise price of $2.00 per share. During 1997 and 1996, warrants for 662,499 and 155,500 shares of common stock, respectively, were exercised. At December 31, 1998, 17,000 shares were outstanding and scheduled to expire on July 29, 1999.

         PRO FORMA OPTION INFORMATION

         In 1997, the company adopted SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION which encourages, but does not require companies to recognize compensation cost for stock-based compensation plans over the term of option based upon the fair value of awards on the date of grant. However, the statement allows the alternative of the continued use of the intrinsic value method as prescribed in APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Therefore, as permitted, no compensation expense has been recognized by the Company for its stock options to employees.

                                                            Five Month
                                         Year Ended        Period Ended
                                        December 31,       December 31,        Year Ended         Year Ended
                                            1998               1997           July 31, 1997      July 31, 1996
--------------------------------------------------------------------------------------------------------------
Net income (loss):
   As reported                          $(38,838,110)       (14,940,896)       (26,908,861)       (15,182,019)
   Pro forma                             (40,983,370)       (15,489,736)       (27,963,861)       (15,872,019)
--------------------------------------------------------------------------------------------------------------
Net income (loss) per common share:
   As reported                          $      (1.12)             (0.48)             (0.93)             (0.66)
   Pro forma                                   (1.18)             (0.50)             (0.96)             (0.69)
--------------------------------------------------------------------------------------------------------------

         The estimated per share weighted-average fair value of all stock options granted during the fiscal year ending December 31, 1998, the five month transition period ending December 31, 1997 and the fiscal years ending July 31,1997 and 1996 was $1.43, $3.24, $1.51 and $2.71, respectively, as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the same periods:

                                                            Five Month
                                         Year Ended        Period Ended
                                        December 31,       December 31,        Year Ended         Year Ended
                                            1998               1997           July 31, 1997      July 31, 1996
--------------------------------------------------------------------------------------------------------------
Risk-free interest rate                    5.50%              5.80%              6.20%              6.00%
Annualized volatility factor                .77                .74                .60                .60
Expected option term                      5 years            5 years            5 years            5 years
--------------------------------------------------------------------------------------------------------------

         Pro-forma net income excludes options granted in fiscal 1995 and prior. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the term of the option and compensation cost for options granted prior to August 1, 1995 is not considered.

         NON-CASH COMPENSATION

         During the year ended December 31, 1998, the five month transition period ended December 31, 1997, and the years ended July 31, 1997 and 1996, the Company granted in-the-money stock options and stock grants to employees, directors and consultants in lieu of cash compensation, which amounted to $809,194, $239,319, $591,022 and $665,161, respectively. For securities issued to employees, expense was recognized for the stock and stock option grants based on the intrinsic value method in accordance with APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. For stock issued to non-employees, expense was recognized based on fair value of securities granted.

         RESTRICTED STOCK GRANTS

         The Company's 1993 Stock Option Plan allows for issuance of restricted stock grants. During the year ended December 31, 1998, the five month transition period ended December 31, 1997 and the years ended July 31, 1997 and 1996, the Company issued 210,000, 15,000, 33,333 and 0 shares of restricted stock, respectively, in lieu of cash compensation totaling $510,946, $79,688, $125,000 and $0. The value of such stock was established by the market price on the date of the grant. Unearned compensation is shown as a reduction of shareholders' equity in the accompanying consolidated financial statements and is being amortized ratably over the restricted period.

         SHAREHOLDER RIGHTS PLAN

         On April 8, 1996, the Board of Directors declared a dividend distribution on one common stock purchase right (a "Right") for each share of the Company's common stock outstanding on April 30, 1996, and one Right for each common stock into which Series A preferred stock are convertible. Each Right would entitle shareowners to buy one-thousandth share of a new series of preferred stock at an exercise price of $70.00 per share, subject to adjustment. The Rights will not be exercisable or separable from the common stock until a party, other than Synthelabo, acquires beneficial ownership of 15 percent or more (or as low as 10 percent as the Board of Directors may determine) of the Company's common stock or after a person or group announces an offer, the consummation of which would result in such party owning 15 percent or more of the common stock. The Rights expire on April 7, 2006, unless redeemed or exchanged by the Company earlier.

(10)     INVESTMENT IN JOINT VENTURE

         Investments in joint venture consist of 50 percent of the common stock of ELA*Angeion, a sales and marketing company formed to be the U.S. distributors for Angeion and ELA Medical, Inc. products. The joint venture commenced operations on January 1, 1998. Angeion's investments in and advances to the joint venture have totaled $6,000,000 at December 31, 1998. Net sales to the joint venture and net accounts receivable due from the joint venture were $2,445,090 and $457,630, respectively, at December 31, 1998, net of elimination of proportional share of sales, cost of sales and any resultant gain or loss related to assets sold to the joint venture still remaining on the books of the joint venture at year end. A summary of the financial information for the joint venture as of, and for, the year ended December 31, 1998 follows:

                                                                      1998
                                                                  ------------
Current assets                                                    $  9,278,504
Current liabilities                                                  5,515,951
                                                                  ============
Working capital                                                      3,762,553

Plant, property & equipment, net                                     2,486,509
Other assets                                                                 0
Long-term debt                                                               0
                                                                  ============

Stockholders' equity                                              $  6,249,062
                                                                  ============

Sales                                                               16,282,810
                                                                  ============

Net income (loss)                                                 $ (5,750,938)
                                                                  ============

(11)     LEASES

         The Company leases office and production space under an operating lease. The lease provides for executory costs that are subject to escalation based on increases in the lessor's underlying costs. In addition, the Company leases certain equipment under cancelable operating leases. Rent expense for office and production space was approximately $572,000, $176,000, $404,000 and $246,000, for the year ended December 31, 1998, the five month transition period ended December 31, 1997, the years ended July 31, 1997 and 1996, respectively.

         Future minimum lease payments under the operating leases are approximately $722,328, $714,987, $671,605, $592,881, $634,443 and $2,691,819
for the years ended December 31, 1999, 2000, 2001, 2002, 2003 and thereafter, respectively.

         The Company also rents office furniture and equipment under capital leases with the last lease expiring in February 2000. The total outstanding balance at December 31, 1998 is $500,461.

(12)     INCOME TAXES

         The Company has a net operating loss carry-forward at December 31, 1998, of approximately $116,000,000 which is available to reduce income taxes payable in future years. If not used, this carry-forward will begin to expire in 2004. Under the Tax Reform Act of 1986, the utilization of these carry-forwards may be limited as a result of significant changes in ownership.

         The actual tax expense differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the net loss as follows:

                                                       Five Month
                                       Year Ended     Period Ended
                                      December 31,     December 31,     Year Ended       Year Ended
                                         1998             1997        July 31, 1997    July 31, 1996
----------------------------------------------------------------------------------------------------
Federal statutory rate                  (34.0%)          (34.0%)          (34.0%)          (34.0%)



State income taxes, net                  (7.3)            (6.0)            (6.0)            (6.0)
Miscellaneous                            (0.2)            (0.2)             0.0             (0.0)
Change in valuation allowance            41.5             40.2             40.0             40.0
----------------------------------------------------------------------------------------------------

Effective income tax rate                 0.0%             0.0%             0.0%             0.0%
----------------------------------------------------------------------------------------------------

         Deferred taxes, calculated using an effective tax rate of 40% as of December 31 consist of the following:

                                                       Five Month
                                       Year Ended     Period Ended
                                      December 31,     December 31,     Year Ended       Year Ended
                                         1998             1997        July 31, 1997    July 31, 1996
----------------------------------------------------------------------------------------------------
Net operating loss carry-forwards    $ 46,651,000     $ 32,167,000     $ 27,693,000     $ 17,200,000
Other                                   3,425,000        2,118,000         (240,000)         (32,000)
----------------------------------------------------------------------------------------------------
Total net deferred tax assets          50,076,000       34,285,000       27,453,000       17,168,000

----------------------------------------------------------------------------------------------------
Less valuation allowance              (50,076,000)     (34,285,000)     (27,453,000)     (17,168,000)

----------------------------------------------------------------------------------------------------
Deferred Income Taxes                $          0     $          0     $          0     $          0
----------------------------------------------------------------------------------------------------

         The net deferred assets at December 31, 1998 and 1997 and July 31, 1997 and 1996 are fully offset by a valuation allowance. The amount of the valuation allowance will be reviewed annually.

(13)     RETIREMENT SAVINGS PLAN

         The Angeion Corporation Tax Deferred Savings and Employee Stock Ownership Plan (the Plan) provides for contributions in the form of a salary reduction cash or deferred arrangement, discretionary matching employer contribution, discretionary supplemental employer contributions, and voluntary after-tax contributions by participating employees. Generally, all employees of the Company who have completed six months of service with the Company are eligible to participate in the Plan. Contribution expense was immaterial in all years presented.

(14)     ROYALTY COMMITMENTS

         On August 13, 1998, the Company agreed to pay royalties to Children's Medical Center Corporation for sales related to specified identified patents. Royalty rates related to this agreement are as follows: 2 1/2 percent of the first $2,000,000 of net product sales after market release; 5 percent of all net product sales over and above the first $2,000,000; and 10 percent on all third-party income. The Company has incurred $34,000 in royalties as of December 31, 1998 related to the above commitment.

         The Company acquired the technology for its continuous-wave laser catheter system. As part of this acquisition, the Company agreed to pay a royalty of 5% on sales of patented products incorporating this technology for the life of any patent on this technology. Additionally, in exchange for a doctor's efforts in connection with the laser catheter ablation system, the Company has agreed to pay the doctor and Carolinas Medical Center a royalty, when certain conditions are met, of 2% and 3%, respectively, on all paid sales of tachycardia devices. The Company has incurred no royalty expense through December 31, 1998 related to this commitment.

(15)     REPORTING COMPREHENSIVE INCOME

         In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME. SFAS 130 does not change the reporting of net income
(loss). However, it requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a separate financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires that an enterprise display the accumulated balance of other comprehensive income separately from retained earning and paid-in-capital in the equity section of the statement of financial position. The Company adopted SFAS 130 on January 1, 1998, however, because components of comprehensive income consist only of immaterial foreign currency translation adjustments, the Company's net loss and comprehensive loss are substantially equivalent and are not presented separately.

(16)     SEGMENT REPORTING

         In the current year, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes standards for disclosure about operating segments, products, geography and major customers.

         The Company operates in a single industry segment: cardiovascular medical products. For management purposes, the Company is segmented into two geographic areas. Information regarding operations in these two geographies for the year ended December 31, 1998, the five-month transition period ending December 31, 1997 and the years ended July 31, 1997 and 1996 is as follows:

                                                       Five Month
                                       Year Ended     Period Ended
                                      December 31,     December 31,     Year Ended       Year Ended
                                         1998             1997        July 31, 1997    July 31, 1996
----------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers
    United States                      $2,976,366        758,525        3,063,766        2,610,729
    Europe                              1,345,318         33,350        1,441,519          338,000
    All other foreign countries           245,084         72,900                0                0
                                       -----------------------------------------------------------
                                       $4,566,768        864,775        4,505,285        2,948,729
----------------------------------------------------------------------------------------------------

Net long-lived assets
    United States                      $6,878,438      6,436,925        6,623,990        4,819,820
    Europe                                  2,384         86,895           98,086                0
                                       -----------------------------------------------------------
                                       $6,880,822      6,523,820        6,722,076        4,819,820
----------------------------------------------------------------------------------------------------

         Sales attributed to geographic area are based upon customer location. Long-lived assets consist of property and equipment located at the Company's facilities in the United States, United Kingdom and Germany.

(17)     CONTINGENCIES

         The Company has an ongoing patent lawsuit against CPI which was begun in 1996 and is expected to begin trial in May of 1999. The Company's lawsuit involves four U.S. patents of the Company which have been asserted against certain ICD devices manufactured by CPI. These four patents relate to inventions by the Company with respect to reduced capacitance of the high voltage capacitors in an ICD, decreased size of the ICD and the ability to use the housing of the ICD as an electrode in combination with a subcutaneous electrode, It is not known whether the Company's lawsuit against CPI will be successful and, if so, what damages or other outcomes may result. The inability of the Company to prevail in the lawsuit could result in one or more of the patents of the Company to be declared invalid, unenforceable or not infringed, which could have a material adverse effect on the ability of the Company to obtain a satisfactory resolution of this matter, if at all, with CPI, as well as to obtain satisfactory resolutions with other competitors in the industry.

         On September 15, 1998, CPI sued the Company for infringement of three patents assigned to Michelle Mirowski. The Company firmly believes it does not infringe any of the patents asserted in the lawsuit and as a precaution had obtained a patent clearance opinion for its 2010 product prior to PMA approval. The Company has answered the complaint by asserting that its' products do not infringe the Mirowski patents, that the Mirowski patents are not valid or enforceable, that CPI is not the proper party to be asserting the Mirowksi patents, and that CPI is estopped by virtue of latches and estoppel to claim infringement by the Company. Moreover, the Company filed a Request for Reexamination of each of the three Mirowski patents with the U.S. Patent Office alleging that each patent is invalid. The Patent Office has agreed to consider all three of these Requests.

         The Company is also subject to certain claims and lawsuits that have been filed in the ordinary course of business. It is management's opinion that the settlement of all litigation would not have a material adverse effect on the financial position of the Company.

(18)     SUBSEQUENT EVENTS

         (a) In January 1999, the Company announced a restructuring plan to improve the Company's ability to market the ICD product line while helping to reduce the cash flow burn rate. As a result of this restructuring, the Company reduced approximately 20% of the total employee base, including 40% of the Company's senior management team. Although the restructuring included employees from throughout the entire organization, it is the Company's opinion that this action will not have a material impact on the Company's ability to meet any research and development schedules nor will it prevent compliance with any regulatory agencies. In addition, a small sales and marketing organization was established within the Company that will help educate and coordinate the sales efforts with the Company's joint venture, ELA*Angeion, LLC. Approximately $750,000 in expenses were incurred related to the reorganization, severance and other employee benefits associated with the reduction in force. No material future expenses related to this restructuring are expected.

         (b) In January 1999, the Company entered into financing agreements between the Company and Norwest Business Credit (the "Bank") in which the Bank made two term loans (the "Loans") to the Company in the amount of $4,000,000 and $2,000,000. The loans have a term of nine months from the date of advance and bear an initial interest rate of 5.75% per annum, adjusted based upon changes in the prime rate, and paid on a monthly basis to the Bank. The loans are guaranteed by individual investors (the "Investors"), including a director of the Company, who, upon maturity of the Loans, will be paid guarantee fees of approximately 5.05% per annum. In addition, the Investors received a one time commitment fee from the Company equal to 2% of the loan amount. The Loans are secured by a security interest in all of the Company's intellectual property that the Company is free to pledge for such purpose.

         (c) On March 16, 1999, the Company received an equity investment of $10,000,000 from the Company's strategic partner, Synthelabo, as a result of the Company receiving PMA approval for its 2020 ICD and lead systems. This payment was in accordance with the Investment and Master Strategic Relationship Agreement (the "Investment Agreement") between Synthelabo and the Company entered into in October 1997. As a result of the equity investment, Synthelabo received warrants to purchase 9,090,171 and 5,405,405 shares of the Company's common stock at prices of $0.01 and $1.11 per share, respectively. These warrants expire on March 12, 2009 and March 12, 2002, respectively.

(19)     QUARTERLY FINANCIAL DATA
         (unaudited)

         Following is a summary of quarterly financial results in the years ended December 31:

(in thousands except
per share amounts)             First        Second        Third         Fourth
------------------------------------------------------------------------------

1998
  Total revenue              $    355      $  1,113      $  1,614      $  1,485
  Net income (loss)            (9,675)       (8,723)       (7,133)      (13,307)
  Loss per common share         (0.29)        (0.26)        (0.21)        (0.35)
  Weighted average shares      33,091        33,178        33,815        38,247

1997
  Total revenue              $    716      $    985      $  1,214      $    179
  Net income (loss)            (6,880)       (7,935)      (10,109)       (9,191)
  Loss per common share         (0.24)        (0.27)        (0.33)        (0.29)
  Weighted average shares      28,802        29,433        30,599        31,246

         Loss per common share is computed based upon the weighted average number of shares outstanding during each period.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

         ACCOUNTING AND FINANCIAL DISCLOSURE.
         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         DIRECTORS.

         The directors of the Company, their ages, as of March 15, 1999, and the year they became a director are as follows:

DIRECTOR                      AGE                   PRINCIPAL OCCUPATION                DIRECTOR SINCE
--------                      ---                   --------------------                --------------
Whitney A. McFarlin           58      Chairman of the Board                                   1993

Arnold A. Angeloni            56      President of Gateway Alliance LLC                       1990

Dennis E. Evans               60      President and Chief Executive Officer of Hanrow         1990
                                      Financial Group, Ltd.

James B. Hickey, Jr.          45      President and Chief Executive Officer                   1998
                                      of the Company

Lyle D. Joyce, M.D., Ph.D.    51      Cardiothoracic Surgeon and President of                 1988
                                      Minnesota Thoracic Group, P.A.

Joseph C. Kiser, M.D.         66      Retired Cardiothoracic Surgeon at Minnesota             1988
                                      Thoracic Group, P.A. and Co-founder of The
                                      Minneapolis Heart Institute

Donald D. Maurer              62      Consultant with ABI, Inc.                               1996

Glen Taylor                   57      Chief Executive Officer and Chairman of Taylor          1992
                                      Corporation

Stephen L. Wilson             46      Executive Vice President and Chief Financial            1998
                                      Officer of Computer Motion, Inc.

OTHER INFORMATION ABOUT THE DIRECTORS

         WHITNEY A. MCFARLIN has been Chairman of the Board of the Company since September 1993. From September 1993 to July 1998 Mr. McFarlin was also President and Chief Executive Officer of the Company. From June 1990 to September 1993, Mr. McFarlin was President, Chief Executive Officer, Chairman of the Board and a founder of Clarus Medical Systems, Inc. ("Clarus"), a private medical device company that manufactures neuroendoscopy products. Prior to founding Clarus, Mr. McFarlin was President and Chief Executive Officer of Everest & Jennings International, Ltd., a manufacturer of durable medical equipment, from June 1985 to May 1990. From December 1977 to May 1985, Mr. McFarlin was an officer of Medtronic, Inc., a medical device manufacturer, most recently as Executive Vice President, where he was responsible for the U.S. pacing business. He serves on the Board of Directors of Autonomous Technologies, Inc., Possis Medical Inc. and a private corporation.

         ARNOLD A. ANGELONI has been President of Gateway Alliance LLC, a financial consulting firm for start-up ventures and business consolidations, since January 1996. From 1961 to 1995, Mr. Angeloni was employed by Deluxe Corporation, a provider of check products and services to the financial payments industry, in various administrative, marketing, and operations positions, most recently as Senior Vice President and President of the Business Systems Division.

         DENNIS E. EVANS has been President and Chief Executive Officer of Hanrow Financial Group Ltd., a merchant banking partnership, since February 1989. He also serves on the Board of Directors of Minnesota Power & Light Co.

         JAMES B. HICKEY, JR. see information under Executive Officers, below.

         LYLE E. JOYCE, M.D., PH.D. has been a cardiothoracic surgeon with The Minneapolis Heart Institute for more than five years, and is currently the President of the Minnesota Thoracic Group, P.A.

         JOSEPH C. KISER, M.D. is a cardiothoracic surgeon (retired) and a founder of The Minneapolis Heart Institute and The Minneapolis Heart Institute Foundation. Dr. Kiser is also a founder of the Minnesota Thoracic Group, P.A. He practiced cardiothoracic surgery at Abbott Northwestern Hospital as well as other Minneapolis/St. Paul hospitals for more than 20 years prior to his retirement in January 1995.

         DONALD D. MAURER is currently a consultant with ABI, Inc. He served as Chairman of the Board of Empi, Inc., a public company that manufactures noninvasive biomedical devices from 1977 to 1997 and is currently a member of the Board of Directors of Empi. Mr. Maurer founded Empi in 1977, became Chairman of the Board in 1978, and was named President and Chief Executive Officer in 1979. Mr. Maurer is also the Past Chairman of the Board of Medical Alley, a Twin Cities professional organization representing the interests of the medical industry.

         GLEN TAYLOR is the Chief Executive Officer and Chairman of the Board of Taylor Corporation, which he founded in 1975. Taylor Corporation's businesses include printing, direct mail marketing and electrical manufacturing. Mr. Taylor also is the owner of the Minnesota Timberwolves, a National Basketball Association franchise. From 1980 to 1990, Mr. Taylor served as a Minnesota State Senator.

         STEPHEN L. WILSON has, since June 1997, been Executive Vice President and Chief Financial Officer of California-based Computer Motion, Inc. (Nasdaq:
RBOT), the world leader in medical robotics. From 1990 to 1997, Mr. Wilson was Vice President Finance and Chief Financial Officer of St. Jude Medical, Inc., a leading medical device company.

            EXECUTIVE OFFICERS.

         The executive officers of the Company, their ages and the offices held, as of March 15, 1999, are as follows:

 NAME                      AGE      TITLE
 ----                      ---      -----

James B. Hickey, Jr.       45       President and Chief Executive Officer

Terrence W. Bunge          45       Vice President Worldwide Sales and Marketing

William J. Rissmann        49       Vice President, Product Development

Edson R. Weeks, III        46       Vice President, Operations


         JAMES B. HICKEY, JR. is President and CEO of Angeion responsible for strategy, operations and commercialization of its products.

         From 1993 to 1997, Mr. Hickey was President and CEO of Aequitron Medical, Inc., a publicly-traded medical device company, whose principle products were portable ventilators, infant apnea monitors and sleep diagnostic equipment. While at Aequitron, Mr. Hickey and his team reversed a negative earnings trend in 1993 to achieve record profitable earnings in each of the next three years. In 1996, he negotiated the sale of Aequitron to Nellcor Puritan Bennett for approximately $60 million.

         From 1989 to 1993, Mr. Hickey was President of the $190 million Respiratory/Anesthesia Systems Division for Baxter International. Mr. Hickey reversed a negative growth trend in 1989 to grow sales at double the market rate by 1992. In 1990 and 1992, Mr. Hickey's division was awarded the American Association of Respiratory Care's Zenith Award for outstanding quality and service.

         As President of Baxter International's Hospitex Division from 1986 to 1989, Mr. Hickey implemented a strategy which not only reversed negative sales trends but helped ensure long-term stability and market growth. Mr. Hickey redirected an $85 million product portfolio, which had trended down 12 percent per year, to more than $180 million in three years, while nearly doubling the company's market share from 18 percent to 29 percent.

         From 1977 to 1986, Mr. Hickey held various positions with Baxter and American Hospital Supply Corporation's Distribution Divisions, ranging from Sales Representative to Vice President of Sales, Vice President/General Manager and Vice President of Planning and Business Development.

         Mr. Hickey is a graduate of the University of Illinois, Urbana, with a Bachelor of Science degree in marketing.

         TERRENCE W. BUNGE became Vice President Worldwide Sales and Marketing in January 1999. He joined the Company in February 1997 and serviced as Vice President and General Manager of Interventional Technologies until January 1999. Prior to joining the Company, Mr. Bunge served in a number of positions with Medtronic over a period of 16 years. From August 1994 to April 1996, Mr. Bunge served as Vice President - Far East Business Development for

Medtronic. From 1990 to 1996, Mr. Bunge served as Vice President and General Manager - Software and Instruments Division. From 1980 to 1990, Mr. Bunge served in a variety of other positions with Medtronic, including Business Director (Global Marketing Director) - Dual Chamber Products, Director of Product Development, Project Manager and Design Engineer.

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

         EDSON R. WEEKS, III is Vice President of Operations. He joined Angeion in January of 1999 and has more than 25 years of experience in the medical device industry. Mr. Weeks is responsible for manufacturing, quality assurance, documentation, materials, manufacturing engineering, and facilities. Prior to joining Angeion, Mr. Weeks was Senior Director of Integration for Nellcor Puritan Bennett from 1996 to 1998, where he was responsible for the consolidation and integration of NPB's Alternate Care Division. From 1984 to 1996 Mr. Weeks held various positions at Aequitron Medical, Inc., including the last six years as Vice President of Operations. From 1973 to 1984 he held various positions of increasing responsibility at Cardiac Pacemakers, Inc., including purchasing and project management roles. He attended the University of Minnesota and is APICS certified.

         STRATEGIC TACHYARRHYTHMIA ADVISORY RESOURCE TEAM.

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

(b)      SECTION 16(a) OF THE EXCHANGE ACT BENEFICIAL OWNERSHIP REPORTING
         COMPLIANCE

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except Dr. Kiser failed to timely file one report with respect to the exercise of an option to purchase 24,000 shares of Common Stock.


ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 1998, July 31, 1997 and July 31, 1996 and for the five month Transition Period ended December 31, 1997 ("TP97") earned by, or awarded to, each of the persons who served as the Chief Executive Officer of the Company in the fiscal year ended December 31, 1998 and the four other most highly compensated executive officers of the Company who were serving as executive officers on December 31, 1998. All of the options and the restricted stock award listed below, unless otherwise noted, were granted under the Company's 1993 Stock Incentive Plan (the "1993 Plan").

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM COMPENSATION
                                                   ANNUAL COMPENSATION       ----------------------------
                                                ------------------------     RESTRICTED       SECURITIES
                                                                               STOCK          UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR        SALARY         BONUS        AWARD (#)       OPTIONS (#)     COMPENSATION (1)
----------------------------          ----      ---------      ---------      ---------       -----------     ----------------
James B. Hickey, Jr. (2)              1998      $ 105,000      $      --      $      --         1,000,000        $   3,000
CHIEF EXECUTIVE OFFICER AND
PRESIDENT

Whitney A. McFarlin (4)               1998        258,000        100,000             --           500,000           21,495(5)
CHAIRMAN OF THE BOARD, CHIEF          TP97        109,154             --             --                --           18,868(5)
EXECUTIVE OFFICER AND PRESIDENT       1997        255,692         35,000             --            30,000(6)         1,800(5)
                                      1996        240,300             --             --                --            1,595(5)

William J. Rissmann                   1998        137,052          8,750             --                --            6,000
VICE PRESIDENT OF PRODUCT             TP97         46,162             --             --                --            2,500
DEVELOPMENT                           1997        107,056             --             --                --               --
                                      1996        100,837             --             --                --               --

Michael J. Kallok, Ph.D               1998        135,462          7,000             --                --            6,000
VICE PRESIDENT OF RESEARCH AND        TP97         48,902             --             --                --            2,500
CLINICAL OPERATIONS                   1997        125,000             --             --            85,000(7)            --
                                      1996         79,327             --             --            75,000(8)            --

Gary L. Payment                       1998        125,575          7,000             --                --            6,000
VICE PRESIDENT OF OPERATIONS          TP97         48,902             --             --                --            2,500
                                      1997        114,000             --             --            22,000(7)            --
                                      1996        105,785             --             --            12,000(8)            --

Terrence W. Bunge (9)                 1998        113,327         65,250             --                --            6,000
VICE PRESIDENT WORLDWIDE  SALES       TP97         98,666             --             --                --            2,500
AND MARKETING                         1997             --             --         33,333                --               --


---------------
(1) Except as otherwise noted, the amounts represent an automobile allowance paid by the Company.

(2) Mr. Hickey joined the Company in July 1998.

(3) The amount listed includes an option to purchase 818,416 shares of the Company's Common Stock granted outside of the 1993 Plan and subject to shareholder approval.

(4) Mr. McFarlin served as Chairman of the Board, Chief Executive Officer and President until July 1998, and continues to serve as Chairman of the Board.

(5) The amount listed includes life insurance premiums and certain other reimbursed expenses paid by the Company on Mr. McFarlin's behalf.

(6) Mr. McFarlin was granted options to purchase an aggregate of 30,000 shares of Common Stock during Fiscal 1997. Of this amount, 15,000 shares represented an option originally granted in September 1996 that was canceled and reissued in December 1996 during the employee repricing program.

(7) The amount listed includes options that were originally granted during Fiscal 1996 and were cancelled and reissued in Fiscal 1997.

(8) All of the options listed were canceled and reissued in December 1996 during the employee repricing program and are included in the amounts listed as Fiscal 1997 grants as well.

(9) Mr. Bunge joined the Company in February 1997.

OPTION GRANTS AND EXERCISES

         The following tables summarize option grants and exercises, respectively, during the fiscal year ended December 31, 1998 to or by the executive officers named in the Summary Compensation Table and the potential realizable value of the options held by such persons at December 31, 1998. There were no option grants or exercises to or by the executive officers named in the Summary Compensation Table during the five month Transition Period ending December 31, 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS
                             -------------------------------------------------------
                                                                                          POTENTIAL REALIZABLE
                                                                                                VALUE AT
                              NUMBER OF   PERCENT OF TOTAL                               ASSUMED ANNUAL RATES OF
                             SECURITIES       OPTIONS                                    STOCK PRICE APPRECIATION
                             UNDERLYING      GRANTED TO     EXERCISE OR                     FOR OPTION TERM (1)
                               OPTIONS      EMPLOYEES IN     BASE PRICE   EXPIRATION     -------------------------
           NAME              GRANTED (#)     FISCAL YEAR     ($/SHARE)       DATE          5%                10%
           ----              -----------    -------------   -----------      ----          --                ---
James B. Hickey, Jr.         1,000,000(2)       57.8%         $2.2028     07/14/08      $1,385,000       $3,511,000

Whitney A. McFarlin            500,000(3)       28.9          $2.2028     01/31/00          88,000          183,000

William J. Rissman                 ---           ---            ---           ---              ---              ---

Michael J. Kallok, Ph.D.           ---           ---            ---           ---              ---              ---

Gary L. Payment                    ---           ---            ---           ---              ---              ---

Terrence W. Bunge                  ---           ---            ---           ---              ---              ---

------------------------------

(1) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Company's Common Stock, overall market conditions and the executive's continued involvement with the Company. The amounts represented in this table will not necessarily be achieved.

(2) The amount listed includes an option to purchase 181,584 shares of the Company's Common Stock granted under the Company's 1993 Stock Incentive Plan (the "1993 Plan') and an option to purchase 818,416 shares of the Company's Common Stock granted out of a plan, subject to shareholder approval. The options become exercisable at the rate of 25% of the number of shares covered by such option on each of the first four anniversary dates of the grant of such option, so long as Mr. Hickey remains employed by the Company or one of its subsidiaries. The 1993 Plan provides that in the event of a "change in control" of the Company (as defined in the 1993 Plan) the Compensation Committee may, among other things, accelerate the vesting of all options granted under the 1993 Plan.

(3) The option was granted under the Company's 1993 Plan. The option becomes exercisable with respect to 181,584 shares of the Company's Common Stock on January 14, 1999 and 318,416 on January 31, 1999, so long as Mr. McFarlin remains employed by the Company or one of its subsidiaries. The 1993 Plan provides that in the event of a "change in control" of the Company (as defined in the 1993 Plan) the Compensation Committee may, among other things, accelerate the vesting of all options granted under the 1993 Plan.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES

                               SHARES                        NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                             ACQUIRED ON     VALUE          UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                              EXERCISE      REALIZED      OPTIONS AT JULY 31, 1997 (#)       AT JULY 31, 1997 ($)(1)
                              --------      --------      ----------------------------       -----------------------
           NAME                 (#)           ($)         EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISAEBLE
           ----               --------        ---        -------------   -------------    -----------    --------------

James B. Hickey, Jr.               ---          ---            ---         1,000,000             ---             ---
Whitney A. McFarlin                ---          ---        515,000           500,000             ---             ---
William J. Rissman                 ---          ---         77,750            19,250             ---             ---
Michael J. Kallok, Ph.D.           ---          ---         61,250            23,750             ---             ---
Gary L. Payment                    ---          ---        114,000             8,000             ---             ---
Terrence W. Bunge                  ---          ---         62,500            62,500             ---             ---

------------------------------

(1) Value based on the difference between the fair market value of the Common Stock on December 31, 1998 ($1.094) and the exercise price of the options.

CHANGE IN CONTROL AGREEMENTS

         As of December 1998, the Company had a change in control agreement (collectively, the "Change in Control Agreements") in effect with each of the following executive officers: James B. Hickey, Jr., Whitney A. McFarlin, Michael
J. Kallok, Ph.D., Gary Payment, William J. Rissmann and Terrence W. Bunge. The Change in Control Agreements provide for the payment of certain benefits to such executive officers of the Company upon the occurrence of a "change in control" of the Company. A "change in control" is defined by the Change in Control Agreements to include, among other actions: (i) the sale, lease or other transfer of substantially all of the assets of the Company; (ii) the approval by the shareholders of the Company of any plan or proposal for the liquidation or dissolution of the Company; (iii) any person becomes the beneficial owner of (A) 20% or more, but not 50% or more, of the combined voting power of the Company's outstanding voting securities, unless the transaction resulting in such ownership has been approved in advance by the "continuity Directors" or (B) 50% or more of the combined voting power of the Company's outstanding voting securities regardless of any approval by the continuity Directors; (iv) a merger or consolidation to which the Company is a party if the shareholders of the Company immediately prior to the effective date of such merger or consolidation have beneficial ownership immediately following the effective date of such merger or consolidation of securities of the surviving company representing (A) more than 50%, but less than 80%, of the combined voting power of the surviving corporation's then outstanding voting securities, unless such merger or consolidation has been approved in advance by the continuity Directors, or (B) 50% or less of the combined voting power of the surviving corporation's then outstanding voting securities regardless of any approval by the continuity Directors; or (v) the continuity Directors cease for any reason to constitute at least a majority of the Board. A "continuity Director" is any individual who is a member of the Board on December 18, 1996, and any individual who subsequently becomes a member of the Board whose election or nomination for election was approved by a majority of the continuity Directors.

         Under the Change in Control Agreements, an executive officer who is terminated by the Company for any reason other than death or "cause" or terminates his or her employment with the Company for "good reason" (as such terms are defined in the Change in Control Agreements) within 24 months following a change in control or prior to a change in control if termination was either a condition of the change in control or was at the request or insistence of a person related to the change in control will be entitled to the following benefits: (i) a lump-sum cash payment in an amount equal to two times the executive's annual base salary; (ii) continued coverage under the Company's group health plan(s) for a period not exceeding the last day of the 24th month that begins after the executive's date of termination; (iii) additional cash payments to compensate the executive for all taxes, including any excise taxes, interest or penalties, imposed upon all payments received by the executive under his or her Change in Control Agreement; and (iv) reimbursement of any out placement assistance up to 5% of the executive's base pay. The Change in Control Agreements will continue in effect until January 1, 1999; at which time such agreements will be extended automatically for additional 12-months periods thereafter, unless at least 90 days prior to any such January 1 the Company or the executive has given notice that such agreement will not be extended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


                      PRINCIPAL SHAREHOLDERS AND BENEFICIAL
                             OWNERSHIP OF MANAGEMENT

            The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 19, 1999, unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) by each Director and nominee for Director of the Company, (c) by each executive officer named in the Summary Compensation Table, and (d) by all executive officers and Directors of the Company as a group.

                                                        Shares of Common Stock
                                                       Beneficially Owned(1)(2)
                                                       ------------------------
                                                                      Percent of
Name                                                    Amount         Class(3)
----------------------------------------------------    ------        ---------

Synthelabo, societe anonyme
22 Avenue Galilee
92350 Le Plessis Robinson, France................... 26,431,511 (4)      44.8

Awad Asset Management,  Inc.
250 Park Avenue, 2nd Floor
New York, New York 10177............................  3,333,588 (5)       8.3

Chancellor LGT Asset Management Inc.
50 Califonia Street, 27th Floor
San Francisco, California 94111.....................  2,209,200 (6)       5.5

Whitney A. McFarlin.................................  1,032,000 (7)       2.5
Arnold A. Angeloni..................................     85,099 (8)         *
Dennis E. Evans.....................................    762,132 (9)       1.9
James B. Hickey.....................................        ---             *
Lyle D. Joyce, M.D., Ph.D...........................    293,682 (10)        *
Joseph C. Kiser, M.D. ..............................    380,033 (11)        *
Donald D. Maurer....................................     20,358 (12)        *
Glen Taylor.........................................    490,288 (13)      1.2
Stephen L. Wilson...................................      7,107 (14)        *
William J. Rissman..................................     87,000 (15)        *
Michael J. Kallok, Ph.D. ...........................     61,250 (16)        *
Gary L. Payment.....................................    130,300 (17)        *
Terrence W. Bunge...................................    185,233 (18)        *
All current Directors and executive officers as a
  group (12 persons)................................  3,342,932 (19)      8.1%

--------------------------------
*   Less than 1%.

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(3) Based on 40,051,569 shares of Common Stock outstanding as of March 29, 1999.

(4) Based on a Schedule 13G dated October 27, 1998 and the Company's transaction with Synthelabo on March 16, 1999. Includes 18,971,552 shares which may be acquired within 60 days upon the exercise of warrants.

(5) Based on a Schedule 13G dated February 12, 1999.

(6) Based on a Schedule 13G dated February 6, 1998, filed on behalf of Chancellor LGT Asset Management, Inc., its wholly owned subsidiary, Chancellor LGT Trust Company and LGT Asset Management, Inc. the holding company for Chancellor LGT Asset Management, Inc.

(7) Includes 1,015,000 shares which may be acquired within 60 days upon the exercise of stock options.

(8) Includes 34,500 shares which may be acquired within 60 days upon the exercise of stock options.

(9) Includes 693,333 shares of Common Stock beneficially owned by Hanrow Financial. Hanrow Financial is the general partner of Hanrow Capital Fund and Hanrow Capital Fund III, which own 30,000 and 580,000 shares of Common Stock, respectively. Hanrow Financial is also an affiliate of Hanrow Business Finance, Inc., which owns 41,667 shares of Common Stock. Also includes 10,500 shares of Common Stock which may be acquired within 60 days upon the exercise of stock options owned by Mr. Evans. Mr. Evans, a Director of the Company, is the President and Chief Executive Officer of Hanrow Financial.

(10) Includes 91,550 shares held by the MTA Retirement Plan and Trust FBO Lyle
D. Joyce, and 10,500 shares which may be acquired within 60 days upon the exercise of stock options.

(11) Includes 43,567 shares held by the MTA Retirement Plan and Trust FBO Joseph
C. Kiser and 25,500 shares which may be acquired within 60 days upon the exercise of stock options.

(12) Includes 6,767 shares which may be acquired within 60 days upon the exercise of stock options.

(13) Includes 75,000 shares which may be acquired within 60 days upon the exercise of warrants and 10,500 shares which may be acquired within 60 days upon the exercise of stock options.

(14) Includes 1,500 shares which may be acquired within 60 days upon the exercise of stock options.

(15) Includes 87,000 shares which may be acquired within 60 days upon the exercise of stock options.

(16) Includes 61,250 shares which may be acquired within 60 days upon the exercise of stock options.

(17) Includes 10,300 shares held by an individual retirement account for the benefit of Mr. Payment and 116,000 shares which may be acquired within 60 days upon the exercise of stock options.

(18) Includes 25,000 shares held by an individual retirement account for the benefit of Mr. Bunge shares 125,000 shares which may be acquired within 60 days upon the exercise of stock options.

(19) Includes 1,401,767 shares which may be acquired within 60 days upon the exercise of warrants and stock options. Also includes all shares beneficially owned by affiliates of Officers and Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In January 1999, the Company entered into financing agreements between the Company and Norwest Business Credit (the "Bank") in which the Bank made two term loans to the Company in the amount of $4,000,000 and $2,000,000. The loan in the amount of $4,000,000 is guaranteed by Glen Taylor, a director of the Company. Upon maturity of the loan in October 1999, Mr. Taylor will be paid a guarantee fee of approximately 5.05% per annum. In addition, Mr. Taylor received a one time commitment fee from the Company equal to 2% of the loan amount.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS OF REGISTRANT

            The following financial statements of the Company, accompanied by an Independent Auditors' Report, are contained in Part II, Item 8:

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Operations for the years ended December 31, 1998 and 1997, the five month period ended December 31, 1997 and 1996 and the fiscal years ended July 31, 1997 and 1996.

         Consolidated Statements of Shareholders' Equity for the year ended December 31, 1998, the five month period ended December 31, 1997 and the fiscal years ended July 31, 1997 and 1996.

         Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997, the five month periods ended December 31, 1997 and 1996 and the fiscal years ended July 31, 1997 and 1996.

         Notes to Consolidated Financial Statements

(a) 2. FINANCIAL STATEMENT SCHEDULES OF REGISTRANT

(a) 3. EXHIBITS


(a) 3. Exhibits

    3.1 Articles of Merger, including Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3A contained in the Company's Registration Statement on Form 8-A (File No. 0-17019)).

    3.2 Amendment to the Company's Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 contained in the Company's Registration Statement on Form S-3 (File No. 333-36005)).

    3.3 Amendment to the Company's Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 (File No. 333-50557)).

    3.4 Amended Bylaws (incorporated by reference to Exhibit 4.2 contained in the Company's Registration Statement on Form S-3 (File No. 333-04993)).

    4.1 Amended Form of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.3 contained in the Company's Registration Statement on Form S-3 (File No. 333-04993)).

    4.2 Certificate of Designation of Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 contained in the Company's Current Report on Form 8-K filed February 9, 1993).

    4.3 Warrant dated July 27, 1992 in the name of Glen Taylor (incorporated by reference to Exhibit 10.10 contained in the Company's Annual Report on Form 10-K for the year ended July 31,
                1991).

    4.4 Form of Rights Agreement dated as of April 8, 1996 between Angeion Corporation and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 4.1 contained in the Company's Current Report on Form 8-K dated April 8, 1996).

    4.5 Indenture, dated as of April 14, 1998, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 (File No. 333-50557)).

    4.6 Form of 7 1/2% Senior Convertible Notes due 2003 (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-50557)).

    4.7 Registration Rights Agreement, dated as of April 14, 1998, between the Company and the subscribers named on the signature pages thereof (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3 (File No. 333-50557)).

    4.8 Form of Warrant Agreement between the Company and HSBC Securities, Inc., dated as of April 14, 1998 (incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-3 (File No. 333-50557)).

    4.9 Form of Warrant Agreement between the Company and Prudential Securities Incorporated, dated as of April 14, 1998 (incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-3 (File No. 333-50557)).

   4.10 Warrant dated as of March 11, 1998 to purchase 727,500 shares of Common Stock of the Company held by RGC International Investors, LDC (incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on Form S-3 (File No. 333-50557)).

   4.11 Securities Purchase Agreement dated as of March 11, 1998 between the Company and RGC International Investors, LDC (incorporated by reference to Exhibit 4.13 to the Company's Registration Statement on Form S-3 (File No. 333-50557)).

   4.12 First Amendment to Rights Agreement dated as of October 9, 1997 between the Company and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 10.5 contained in the Company's Quarterly Report on 10-Q for the quarter ended October 31, 1997).

   4.13 Second Amendment to Rights Agreement dated as of October 9, 1997 between the Company and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 10.6 contained in the Company's Quarterly Report on 10-Q for the quarter ended October 31, 1997).

   4.14 Form of Common Stock Purchase Warrant to purchase 1,350,845 shares of Common Stock issued to Synthelabo (incorporated by reference to Exhibit 10.7 contained in the Company's Quarterly Report on 10-Q for the quarter ended October 31, 1997).

   4.15 Form of Supplemental Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.8 contained in the Company's Quarterly Report on 10-Q for the quarter ended October 31,
                1997).

   4.16 Form of Second Investment Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.9 contained in the Company's Quarterly Report on 10-Q for the quarter ended October 31, 1997).

   4.17 Form of Third Investment Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.10 contained in the Company's Quarterly Report on 10-Q for the quarter ended October 31, 1997).

   4.18 Form of Fourth Investment Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.11 contained in the Company's Quarterly Report on 10-Q for the quarter ended October 31, 1997).

  #10.1 1998 Stock Option Plan (incorporated by reference to Exhibit 10 contained in the Company's Annual Report on Form 10-K for the year ended April 30, 1998).

  #10.2 1989 Omnibus Stock Option Plan, as amended effective May 16, 1989 (incorporated by reference to Exhibit 10.2 contained in the Company's Annual Report on Form 10-K for the year ended July 31,
                1990).

  #10.3         Non-Employee Director Plan (incorporated by reference to Exhibit
                10.3 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1992).

   10.4         Development Agreement between AngeLase, Inc. and Dr. Robert H.
                Svenson dated January 15, 1991. (incorporated by reference to
                Exhibit 10.7 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1991).

  #10.5 Stock Purchase Agreement dated September 21, 1990 relating to the acquisition of XMED, Inc. (incorporated by reference to Exhibit 10.9 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1991).

   10.6 CryoLife Joint Venture Agreement for Development of Biological Pacemaker (incorporated by reference to Exhibit 10A contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1989).

   10.7 Agreement with Jeffrey Isner, M.D. for Laser Catheter Technology (incorporated by reference to Exhibit 10B contained in the Company's Annual Report on Form 10-K for the year ended July 31,
                1989).

   10.8 Stock Purchase Agreement dated September 13, 1990 between Hanrow Financial Group, Ltd. and the Company (incorporated by reference to Exhibit 10.10 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1990).

   10.9 Cross-License Agreement dated April 2, 1997 among the Company, St. Jude Medical, Inc. and Pacesetter, Inc. (incorporated by reference to Exhibit 10.1 contained in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).

 #10.10 Employment Agreement with Whitney A. McFarlin, effective as of September 15, 1996. (incorporated by reference to Exhibit 10.15 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1996).

 #10.11         1991 Stock Incentive Plan (incorporated by reference to Exhibit
                99.1 contained in the Company's Registration Statement of Form S-8 (File No. 33-81594)).

 #10.12         1993 Stock Incentive Plan (incorporated by reference to Exhibit
                99.1 contained in the Company's Registration Statement of Form S-8 (File No. 333-04189)).

  10.13 Lease Agreement dated January 21, 1991 with Gopher XI, a Texas limited partnership (incorporated by reference to Exhibit 10.26 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1994).

  10.14 Addendum No. 1 to Lease Agreement dated June 26, 1991 (incorporated by reference to Exhibit 10.27 contained in the Company's Annual Report on Form 10-K for the year ended July 31,
                1994).

  10.15 Addendum No. 2 to Lease Agreement dated February 24, 1992 (incorporated by reference to Exhibit 10.28 contained in the Company's Annual Report on Form 10-K for the year ended July 31,
                1994).

  10.16 Lease Agreement dated September 23, 1992 (incorporated by reference to Exhibit 10.29 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1994).

  10.17 Addendum No. 3 to Lease Agreement dated September 24, 1992 (incorporated by reference to Exhibit 10.30 contained in the Company's Annual Report on Form 10-K for the year ended July 31,
                1994).

  10.18 Sublease Agreement effective as of October 26, 1994 with Sharpe Endosurgical Corporation (incorporated by reference to Exhibit
                10.31 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1994).

  10.19 Lease Agreement dated as of June 27, 1997 between Ryan Companies, US, Inc. and the Company (incorporated by reference to Exhibit 10.22 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1997).

 #10.20 Change in Control Agreement dated December 18, 1996 between the Company and Whitney A. McFarlin (incorporated by reference to
                Exhibit 10.23 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1997).

 #10.21 Form of Change in Control Agreement (incorporated by reference to Exhibit 10.25 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1997).

  10.22 Consulting Agreement dated as of August 1, 1997 among the Company, ELA Medical, S.A. and Dennis L. Sellke (incorporated by reference to Exhibit 10.26 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1997).

  10.23 Common Stock Investment Agreement dated as of September 2, 1997 between the Company and Promethean Investment Group, L.L.C. (incorporated by reference to Exhibit 10.27 contained in the Company's Annual Report on Form 10-K for the year ended July 31,
                1997).

 *10.24 Amended and Restated Investment and Master Strategic Relationship Agreement dated as of October 9, 1997 between the Company and Synthelabo (incorporated by reference to Exhibit
                10.1 contained in the Company's Quarterly Report on 10-Q for the quarter ended October 31, 1997).

 *10.25 Limited Liability Company Operating Agreement of Angellan Medical Systems, LLC dated December 9, 1997 between the Company and ELA Medical, Inc. (incorporated by reference to Exhibit 10.2 contained in the Company's Quarterly Report on 10-Q for the quarter ended October 31, 1997).

 *10.26 Implantable Cardioverter Defibrillator Product Manufacturing and Supply Agreement dated December 9, 1997 between the Company and ELA Medical, Inc. (incorporated by reference to Exhibit 10.3 contained in the Company's Quarterly Report on 10-Q for the quarter ended October 31, 1997).

 *10.27 Implantable Cardioverter Defibrillator Product Manufacturing and Supply Agreement dated December 9, 1997 between the Company and Angellan Medical Systems, LLC (incorporated by reference to
                Exhibit 10.4 contained in the Company's Quarterly Report on 10-Q for the quarter ended October 31, 1997).

 #10.28 1994 Non-Employee Director Plan (as amended through September 30, 1997) (incorporated by reference to Exhibit 10.12 contained in the Company's Quarterly Report on 10-Q for the quarter ended October 31, 1997).

 #10.29         1997 Employee Stock Purchase Plan (incorporated by reference to
                Exhibit 10.13 contained in the Company's Quarterly Report on 10-Q for the quarter ended October 31, 1997).

 *10.30 Agreement between the Company and Cordis Webster, Inc. regarding Angeion's cooled porous electrode and cooled linear electrode patents (incorporated by reference to Exhibit 10.1 contained in the Company's Quarterly Report on 10-Q for the quarter ended September 30, 1998).

   22.1         List of Subsidiaries.

   23.1         Independent Auditors' Consent.

   27.1         Financial Data Schedule.


* Confidential treatment has been granted by the Securities and Exchange Commission for certain portions contained within this exhibit.

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ANGEION CORPORATION

Dated:  March 31, 1999               By /s/ James B. Hickey, Jr.
                                     ------------------------------------------
                                            James B. Hickey, Jr.
                                            Chief Executive Officer and
                                            President (principal executive
                                            officer and acting principal
                                            financial officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on March 31, 1999 in the capacities indicated.

/s/ Whitney A. McFarlin              Chairman
------------------------------
Whitney A. McFarlin

/s/ James B. Hickey, Jr.             Director, Chairman, Chief Executive Officer
------------------------------       and President (principal executive officer
James B. Hickey, Jr.                 and acting principle financial officer)

/s/ Joseph C. Kiser, M.D.            Director
------------------------------
Joseph C. Kiser, M.D.

/s/ Lyle D. Joyce, M.D., Ph.D.       Director
------------------------------
Lyle D. Joyce, M.D., Ph.D.

/s/ Arnold A. Angeloni               Director
------------------------------
Arnold A. Angeloni

/s/ Dennis E. Evans                  Director
------------------------------
Dennis E. Evans

/s/ Donald D. Maurer                 Director
------------------------------
Donald D. Maurer

/s/ Steven Wilson                    Director
------------------------------
Steven Wilson

/s/ Glen Taylor                      Director
------------------------------
Glen Taylor

                               ANGEION CORPORATION
                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

Item                                  Item                                                Method of Filing
No.                                   ----                                                ----------------
----
3.1            Articles of Merger, including Amended and Restated        Incorporated by reference to Exhibit 3A contained in
               Articles of Incorporation                                 the Company's Registration Statement on Form 8-A (File
                                                                         No. 0-17019).

3.2            Amendment to the Company's Amended and Restated           Incorporated by reference to Exhibit 4.3 contained in
               Articles of Incorporation                                 the Company's Registration Statement on Form S-3 (File
                                                                         No. 333-36005).

3.3            Amendment to the Company's Amended and Restated           Incorporated by reference to Exhibit 4.4 to the
               Articles of Incorporation                                 Company's Registration Statement on Form S-3 (File
                                                                         No. 333-50557).

3.4            Amended Bylaws                                            Incorporated by reference to Exhibit 4.2 contained in
                                                                         the Company's Registration Statement on Form S-3 (File
                                                                         No. 333-04993).

4.1            Amended Form of the Company's Common Stock Certificate    Incorporated by reference to Exhibit 4.3 contained in
                                                                         the Company's Registration Statement on Form S-3 (File
                                                                         No. 333-04993).

4.2            Certificate of Designation of Preferred Stock, Series A   Incorporated by reference to Exhibit 4.1 contained in
                                                                         the Company's Current Report on Form 8-K filed
                                                                         February 9, 1993.

4.3            Warrant dated July 27, 1992 in the name of Glen Taylor    Incorporated by reference to Exhibit 10.10 contained
                                                                         in the Company's Annual Report on Form 10-K for the
                                                                         year ended July 31, 1991.

4.4            Form of Rights Agreement dated as of April 8, 1996        Incorporated by reference to Exhibit 4.1 contained in
               between Angeion Corporation and Norwest Bank Minnesota,   the Company's Current Report on Form 8-K dated April 8,
               N.A.                                                      1996.

4.5            Indenture, dated as of April 14, 1998, between the        Incorporated by reference to Exhibit 4.6 to the
               Company and U.S. Bank National Association, as Trustee    Company's Registration Statement on Form S-3 (File
                                                                         No. 333-50557).

4.6            Form of 7 1/2% Senior Convertible Notes due 2003          Incorporated by reference to Exhibit 4.7 to the
                                                                         Company's Registration Statement on Form S-3 (File
                                                                         No. 333-50557).

4.7            Registration Rights Agreement, dated as of April 14,      Incorporated by reference to Exhibit 4.8 to the
               1998, between the Company and the subscribers named on    Company's Registration Statement on Form S-3 (File
               the signature pages thereof                               No. 333-50557).

4.8            Form of Warrant Agreement between the Company and HSBC    Incorporated by reference to Exhibit 4.10 to the
               Securities, Inc., dated as of April 14, 1998              Company's Registration Statement on Form S-3 (File
                                                                         No. 333-50557).

4.9            Form of Warrant Agreement between the Company and         Incorporated by reference to Exhibit 4.11 to the
               Prudential Securities Incorporated, dated as of           Company's Registration Statement on Form S-3 (File
               April 14, 1998                                            No. 333-50557).

4.10           Warrant dated as of March 11, 1998 to purchase 727,500    Incorporated by reference to Exhibit 4.12 to the
               shares of Common Stock of the Company held by RGC         Company's Registration Statement on Form S-3 (File
               International Investors, LDC                              No. 333-50557).

4.11           Securities Purchase Agreement dated as of March 11,       Incorporated by reference to Exhibit 4.13 to the
               1998 between the Company and RGC International            Company's Registration Statement on Form S-3 (File
               Investors, LDC                                            No. 333-50557).

4.12           First Amendment to Rights Agreement dated as of           Incorporated by reference to Exhibit 10.5 contained in
               October 9, 1997 between the Company and Norwest Bank      the Company's Quarterly Report on 10-Q for the quarter
               Minnesota, N.A.                                           ended October 31, 1997.

4.13           Second Amendment to Rights Agreement dated as of          Incorporated by reference to Exhibit 10.6 contained in
               October 9, 1997 between the Company and Norwest Bank      the Company's Quarterly Report on 10-Q for the quarter
               Minnesota, N.A.                                           ended October 31, 1997.

4.14           Form of Common Stock Purchase Warrant to purchase         Incorporated by reference to Exhibit 10.7 contained
               1,350,845 shares of Common Stock issued to Synthelabo     in the Company's Quarterly Report on 10-Q for the
                                                                         quarter ended October 31, 1997.

4.15           Form of Supplemental Common Stock Purchase Warrant        Incorporated by reference to Exhibit 10.8 contained in
                                                                         the Company's Quarterly Report on 10-Q for the quarter
                                                                         ended October 31, 1997.

4.16           Form of Second Investment Common Stock Purchase Warrant   Incorporated by reference to Exhibit 10.9 contained
                                                                         in the Company's Quarterly Report on 10-Q for the
                                                                         quarter ended October 31, 1997.

4.17           Form of Third Investment Common Stock Purchase Warrant    Incorporated by reference to Exhibit 10.10 contained in
                                                                         the Company's Quarterly Report on 10-Q for the quarter
                                                                         ended October 31, 1997.

4.18           Form of Fourth Investment Common Stock                    Incorporated by reference to Exhibit 10.11

               Purchase Warrant                                          contained in the Company's Quarterly Report on 10-Q
                                                                         for the quarter ended October 31, 1997.

10.1           1998 Stock Option Plan                                    Incorporated by reference to Exhibit 10 contained in
                                                                         the Company's Annual Report on Form 10-K for the year
                                                                         ended April 30, 1998.

10.2           1989 Omnibus Stock Option Plan, as amended effective      Incorporated by reference to Exhibit 10.2 contained in
               May 16, 1989                                              the Company's Annual Report on Form 10-K for the year
                                                                         ended July 31, 1990.

10.3           Non-Employee Director Plan                                Incorporated by reference to Exhibit 10.3 contained in
                                                                         the Company's Annual Report on Form 10-K for the year
                                                                         ended July 31, 1992.

10.4           Development Agreement between AngeLase, Inc. and          Incorporated by reference to Exhibit 10.7 contained in
               Dr. Robert H. Svenson dated January 15, 1991.             the Company's Annual Report on Form 10-K for the year
                                                                         ended July 31, 1991.

10.5           Stock Purchase Agreement dated September 21, 1990         Incorporated by reference to Exhibit 10.9 contained in
               relating to the acquisition of XMED, Inc.                 the Company's Annual Report on Form 10-K for the year
                                                                         ended July 31, 1991.

10.6           CryoLife Joint Venture Agreement for Development of       Incorporated by reference to Exhibit 10A contained in
               Biological Pacemaker                                      the Company's Annual Report on Form 10-K for the year
                                                                         ended July 31, 1989.

10.7           Agreement with Jeffrey Isner, M.D. for Laser Catheter     Incorporated by reference to Exhibit 10B contained in
               Technology                                                the Company's Annual Report on Form 10-K for the year
                                                                         ended July 31, 1989.

10.8           Stock Purchase Agreement dated September 13, 1990         Incorporated by reference to Exhibit 10.10 contained in
               between Hanrow Financial Group, Ltd. and the Company      the Company's Annual Report on Form 10-K for the year
                                                                         ended July 31, 1990.

10.9           Cross-License Agreement dated April 2, 1997 among the     Incorporated by reference to Exhibit 10.1 contained in
               Company, St. Jude Medical, Inc. and Pacesetter, Inc.      the Company's Quarterly Report on Form 10-Q for the
                                                                         quarter ended April 30, 1997.

10.10          Employment Agreement with Whitney A. McFarlin,            Incorporated by reference to Exhibit 10.15 contained in
               effective as of September 15, 1996.                       the Company's Annual Report on Form 10-K for the year
                                                                         ended July 31, 1996.

10.11          1991 Stock Incentive Plan                                 Incorporated by reference to Exhibit 99.1 contained in
                                                                         the Company's Registration Statement of Form S-8 (File
                                                                         No. 33-81594).

10.12          1993 Stock Incentive Plan                                 Incorporated by reference to Exhibit 99.1 contained in
                                                                         the Company's Registration Statement of Form S-8 (File
                                                                         No. 333-04189).

10.13          Lease Agreement dated January 21, 1991 with Gopher XI,    Incorporated by reference to Exhibit 10.26 contained in
               a Texas limited partnership                               the Company's Annual Report on Form 10-K for the year
                                                                         ended July 31, 1994.

10.14          Addendum No. 1 to Lease Agreement dated June 26, 1991     Incorporated by reference to Exhibit 10.27 contained
                                                                         in the Company's Annual Report on Form 10-K for the
                                                                         year ended July 31, 1994.

10.15          Addendum No. 2 to Lease Agreement dated February 24,      Incorporated by reference to Exhibit 10.28 contained in
               1992                                                      the Company's Annual Report on Form 10-K for the year
                                                                         ended July 31, 1994.

10.16          Lease Agreement dated September 23, 1992                  Incorporated by reference to Exhibit 10.29 contained in
                                                                         the Company's Annual Report on Form 10-K for the year
                                                                         ended July 31, 1994.

10.17          Addendum No. 3 to Lease Agreement dated September 24,     Incorporated by reference to Exhibit 10.30 contained in
               1992                                                      the Company's Annual Report on Form 10-K for the year
                                                                         ended July 31, 1994.

10.18          Sublease Agreement effective as of October 26, 1994       Incorporated by reference to Exhibit 10.31 contained in
               with Sharpe Endosurgical Corporation                      the Company's Annual Report on Form 10-K for the year
                                                                         ended July 31, 1994.

10.19          Lease Agreement dated as of June 27, 1997 between Ryan    Incorporated by reference to Exhibit 10.22 contained in
               Companies, US, Inc. and the Company                       the Company's Annual Report on Form 10-K for the year
                                                                         ended July 31, 1997.

10.20          Change in Control Agreement dated December 18, 1996       Incorporated by reference to Exhibit 10.23 contained in
               between the Company and Whitney A. McFarlin               the Company's Annual Report on Form 10-K for the year
                                                                         ended July 31, 1997.

10.21          Form of Change in Control Agreement                       Incorporated by reference to Exhibit 10.25 contained in
                                                                         the Company's Annual Report on Form 10-K for the year
                                                                         ended July 31, 1997.

10.22          Consulting Agreement dated as of August 1, 1997 among     Incorporated by reference to Exhibit 10.26 contained in
               the Company, ELA Medical, S.A. and Dennis L. Sellke       the Company's Annual Report on Form 10-K for the year
                                                                         ended July 31, 1997.

10.23          Common Stock Investment Agreement dated as of             Incorporated by reference to Exhibit 10.27 contained
               September 2, 1997 between the Company and                 in the Company's Annual Report on Form 10-K for the
               Promethean Investment Group, L.L.C.                       year ended July 31, 1997.


10.24          Amended and Restated Investment and Master Strategic      Incorporated by reference to Exhibit 10.1 contained in
               Relationship Agreement dated as of October 9, 1997        the Company's Quarterly Report on 10-Q for the quarter
               between the Company and Synthelabo                        ended October 31, 1997.



10.25          Limited Liability Company Operating Agreement of          Incorporated by reference to Exhibit 10.2 contained in
               Angellan Medical Systems, LLC dated December 9, 1997      the Company's Quarterly Report on 10-Q for the quarter
               between the Company and ELA Medical, Inc.                 ended October 31, 1997.



10.26          Implantable Cardioverter Defibrillator Product            Incorporated by reference to Exhibit 10.3 contained in
               Manufacturing and Supply Agreement dated December 9,      the Company's Quarterly Report on 10-Q for the quarter
               1997 between the Company and ELA Medical, Inc.            ended October 31, 1997.



10.27          Implantable Cardioverter Defibrillator Product            Incorporated by reference to Exhibit 10.4 contained in
               Manufacturing and Supply Agreement dated December 9,      the Company's Quarterly Report on 10-Q for the quarter
               1997 between the Company and Angellan Medical             ended October 31, 1997.
               Systems, LLC


10.28          1994 Non-Employee Director Plan (as amended through       Incorporated by reference to Exhibit 10.12 contained in
               September 30, 1997)                                       the Company's Quarterly Report on 10-Q for the quarter
                                                                         ended October 31, 1997.

10.29          1997 Employee Stock Purchase Plan                         Incorporated by reference to Exhibit 10.13 contained in
                                                                         the Company's Quarterly Report on 10-Q for the quarter
                                                                         ended October 31, 1997.

10.30          Agreement between the Company and Cordis Webster, Inc.    Incorporated by reference to Exhibit 10.1 contained in
               regarding Angeion's cooled porous electrode and cooled    the Company's Quarterly Report on 10-Q for the quarter
               linear electrode patents                                  ended September 30, 1998.

21.1           List of Subsidiaries                                      Filed herewith electronically.

23.1           Independent Auditors' Consent                             Filed herewith electronically.

27.1           Financial Data Schedule                                   Filed herewith electronically.