Form 10-K/A
period 1998-12-31
ANGEION CORP/MN
filed 1999-04-27
CIK 815093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


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

The Registrant is filing this Form 10-K/A (Amendment No. 1) for the purpose of amending and restating Item 8 (Financial Statements and Supplementary Data) of, and Exhibit 23.1 (Independent Auditor's Consent) to, its Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The amendment corrects several typographical errors in Item 8 and corrects references to a footnote in Exhibit 23.1.


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


                                                       /s/KPMG Peat Marwick LLP





Minneapolis, Minnesota
February 23, 1999, except as
to Note 18(c) which
is as of March 16, 1999

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


Commitments and contingencies (notes 11, 14 and 17)

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
======================================================================================


[WIDE TABLE CONTINUED FROM ABOVE]

                                                             Unamortized      Cumulative
                                            Additional         value of      translation    Accumulated
                                         paid-in capital   restricted stock   adjustment      deficit          Total
-----------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1995                    29,982,127                0              0      (27,185,732)      2,980,150

  Shares issued at $6.50 per share,
    net of issuance costs                   20,293,045                0              0                0      20,327,045
  Shares issued at $7.00 per share,
    net of issuance costs                   27,359,887                0              0                0      27,401,887
  Stock options exercised                    1,324,853                0              0                0       1,330,112
  Warrants exercised                        11,911,421                0              0                0      11,941,336
  Director stock issued                         87,885                0              0                0          88,000
  Compensation expense on grant
    of stock and stock options                 577,038                0              0                0         577,161
  Net loss                                           0                0              0      (15,182,019)    (15,182,019)
-----------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1996                    91,536,256                0              0      (42,367,751)     49,463,672

  Preferred stock
  converted into common stock                        0                0              0                0               0
  Notes payable converted
    into common stock                        1,415,500                0              0                0       1,418,000
  Restricted Stock Grant                       124,667          (72,917)             0                0          52,083
  Stock options exercised                      156,317                0              0                0         156,913
  Warrants exercised                         1,318,373                0              0                0       1,324,998
  Director stock issued                        111,640                0              0                0         112,000
  Compensation expense on grant
    of stock and stock options                 426,938                0              0                0         426,938
  Cumulative translation adjustment                  0                0          1,777                0           1,777
  Net loss                                           0                0              0      (26,908,861)    (26,908,861)
-----------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1997                    95,089,691          (72,917)         1,777      (69,276,612)     26,047,520

  Restricted Stock Grant                        79,538          (29,883)             0                0          49,805
  Stock options exercised                       87,011                0              0                0          87,349
  Warrants exercised                                 0                0              0                0               0

  Director stock issued                         48,932                0              0                0          49,333

  Compensation expense on grant
    of stock and stock options                  88,098                0              0                0          88,098
  Amortization of
    restricted stock                                 0           52,084              0                0          52,084
  Promethian Stock Grant                       (20,810)               0              0                0         (19,810)
  Synthelabo Investment                     14,309,822                0              0                0      14,332,336
  Cumulative translation adjustment                  0                0          5,126                0           5,126
  Net loss                                           0                0              0      (14,940,896)    (14,940,896)
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997               109,682,282          (50,716)         6,903      (84,217,508)     25,750,945

  Restricted Stock Grant                       508,846         (112,509)             0                0         398,437
  Stock options exercised                      149,366                0              0                0         150,311
  Director stock issued                        157,944                0              0                0         158,000
  Compensation expense on grant
    of stock and stock options                 207,598                0              0                0         207,598
  Amortization of
    restricted stock                                 0           45,159              0                0          45,159
  Rose Glen Warrants                           311,089                0              0                0         311,339
  Warrants on convertible debenture            286,202                0              0                0         286,202
  Synthelabo Investment                      4,899,241                0              0                0       4,951,327
  Short swing profit                            12,445                0              0                0          12,445
  Employee stock purchase plan                 315,658                0              0                0         318,203
  Cumulative translation adjustment                  0                0        (31,553)               0         (31,553)
  Net loss                                           0                0              0      (38,838,110)    (38,838,110)
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998               116,530,671         (118,066)       (24,650)    (123,055,618)     (6,279,697)
=======================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                      ANGEION CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                     Years                  Five Month Periods
                                                                     Ended                        Ended
                                                                  December 31,                 December 31,
                                                           --------------------------   -------------------------
                                                               1998          1997          1997          1996
                                                                         (Unaudited)                 (Unaudited)
------------------------------------------------------------------------------------------------------------------

Operating activities:
    Net loss                                               $(38,838,110)  (34,114,929)  (14,940,896)   (7,734,829)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation expense                                  2,027,156     1,730,928       809,319       563,983
        Amortization expense                                  1,168,008       367,428       116,858       116,858
        Compensation expense on grant of stock and
        stock options                                           809,194       528,188       239,320       220,670
        Loss on disposal of fixed assets                        498,630             0             0             0
        Equity in net loss of joint venture                   2,778,996             0             0             0
        Changes in operating assets and liabilities:
          Accounts receivable                                (1,281,509)      534,538     1,109,617     1,534,307
          Inventories                                           511,785       921,903       272,833    (3,861,697)
          Prepaid expenses and other current assets            (332,098)      (77,734)      (53,888)      (54,803)
          Accounts payable                                    1,565,299      (141,863)   (1,355,452)   (1,934,248)
          Accrued expenses                                      663,268       794,032       332,071       894,344
          Deferred Income                                     1,161,471      (694,700)     (694,700)            0
------------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities         (29,267,910)  (30,152,209)  (14,164,918)  (10,255,415)
------------------------------------------------------------------------------------------------------------------


Investing activities:
    Purchase of marketable securities                                 0      (325,074)            0   (31,206,636)
    Proceeds from maturities of marketable securities                 0    29,500,000     8,050,181     9,400,000
    Investments in joint venture                             (5,561,595)            0             0             0
    Payments for purchases of property and equipment         (2,523,805)   (2,741,644)     (611,219)   (1,251,539)
    Purchase of other assets                                          0             0             0             0
------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) investing
               activities                                    (8,085,400)   26,433,282     7,438,962   (23,058,175)
------------------------------------------------------------------------------------------------------------------


Financing activities:
    Net proceeds from issuance of debt and warrants          25,025,027             0             0             0
    Proceeds from issuance of common stock and warrants       4,951,327    15,713,643    14,334,292             0
    Proceeds from exercise of stock options and warrants        480,959             0        65,583       167,625
    Payments under capital lease obligations                   (296,928)            0             0             0
    Repayments of debt                                       (5,000,000)            0             0             0
------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing
                activities                                   25,160,385    15,713,643    14,399,875       167,625
------------------------------------------------------------------------------------------------------------------


Effect of Exchange Rate on Cash and Cash Equivalents            (31,553)       19,445         6,077             0

Net increase (decrease) in cash and cash equivalents        (12,224,478)   12,014,161     7,679,996   (33,145,965)

Cash and cash equivalents:
    Beginning of year                                        14,052,115     2,037,954     6,372,119    35,183,919
------------------------------------------------------------------------------------------------------------------

    End of year                                            $  1,827,637    14,052,115    14,052,115     2,037,954
==================================================================================================================

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                 $    945,218        59,855         4,893         3,924
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

         OTHER ASSETS


         Other assets consist primarily of intangible assets representing completed technology and other assets resulting from the sale of convertible debentures. The intangible assets are amortized using the straight-line method over four years and the debt issuance costs are amortized ratably over the term of the notes.


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

(3)      LIQUIDITY


         The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $123,055,618 on a cumulative basis through December 31, 1998. These losses, which include the costs for research and development, have been funded primarily from the sale of equity securities, including preferred stock and warrants, and debt (see Notes 7, 8 and 9 with respect to financing transactions of the Company).



         The Company had cash and cash equivalents of $1,827,637 at December 31, 1998. Management believes that currently available funds may not be sufficient to sustain the Company for the next 12 months. Such funds consist of available cash and cash equivalents, any funds received from the Company's catheter ablation technology licensing agreement, product sales and any funds received with respect to the Company's litigation against CPI. Reducing operating expenses and capital expenditure alone may not be sufficient to address the Company's liquidity needs, and continuation as a going concern is dependent upon product sales, the Company's litigation against CPI and the Company's ability to raise funds through equity investment, asset sales or the licensing or sales of all or part of its intellectual property. There is no assurance any such financing is or would become available.

         In the event that the Company cannot generate or otherwise obtain funding, the Company would have to substantially cut back its level of operations. These reductions could have a material adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies (see note 18 with respect to recent financing).


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

(4)      INVENTORIES

         Inventories consisted of the following at December 31:

                                                       1998            1997
------------------------------------------------------------------------------
Raw Materials                                       $3,243,555      $3,647,071
Work-in-Process                                      1,573,124       1,373,697
Finished Goods                                       1,560,680       1,868,376
------------------------------------------------------------------------------
                                                    $6,377,359      $6,889,144

(5)      PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31:

                                                       1998            1997
------------------------------------------------------------------------------

Furniture and fixtures                               1,120,518         831,491
Equipment                                            9,517,664       8,930,522
Leasehold improvements                               1,020,911         595,827
------------------------------------------------------------------------------
                                                    11,659,093      10,357,840

Less accumulated depreciation and                   (4,778,271)     (3,834,020)
amortization
------------------------------------------------------------------------------

                                                   $ 6,880,822     $ 6,523,820
------------------------------------------------------------------------------



(6)      OTHER ASSETS

Other assets consist of the following at December 31:


                                                      1998               1997
------------------------------------------------------------------------------
Debt issuance costs, net                          $1,923,635          $   -
Patents, net                                         349,283           697,371
Other                                                   -               21,040
------------------------------------------------------------------------------
                                                  $2,272,918          $718,411
------------------------------------------------------------------------------


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


                                     ANGEION CORPORATION


Dated:  April 22, 1999               By /s/ James B. Hickey, Jr.
                                     ------------------------------------------
                                            James B. Hickey, Jr.
                                            Chief Executive Officer and
                                            President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on April 22, 1999 in the capacities indicated.


/s/ Whitney A. McFarlin              Chairman
------------------------------
Whitney A. McFarlin


/s/ James B. Hickey, Jr.             Director, Chief Executive Officer and
------------------------------       President (principal executive officer
James B. Hickey, Jr.                 and acting principal financial officer)

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

23.1          Independent Auditors' Consent       Filed herewith electronically.