Form 10-Q
period 1999-03-31
ANGEION CORP/MN
filed 1999-05-17
CIK 815093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

                                 YES _X_ NO ___

            Common stock, par value $.01 per share: 40,052,880 shares
                        outstanding as of May 13, 1999*


-----------------------------
* The Registrant's Board of Directors has approved a one-for-ten reverse stock split effective as of the close of business on May 17, 1999. The shares outstanding on May 13, 1999 do not reflect the reverse stock split.

                          PART I. FINANCIAL INFORMATION

ITEM       DESCRIPTION                                                      Page
----       -----------                                                      ----

ITEM 1.    FINANCIAL STATEMENTS.

           Consolidated Balance Sheets (unaudited) 1
           - March 31, 1999 and December 31, 1998.                             1

           Consolidated Statements of Operations (unaudited) 2
           - For the Three Months Ended March 31, 1999 and 1998.               2

           Consolidated Statements of Cash Flows (unaudited) 3
           - For the Three Months Ended March 31, 1999 and 1998.               3

           Notes to Consolidated Financial Statements (unaudited).             4


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                   6
           CONDITION AND RESULTS OF OPERATIONS.


                    PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.                                                 10

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.                         11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                                  11

           SIGNATURES.                                                        13

           EXHIBIT INDEX.                                                     14

                               ANGEION CORPORATION
                           Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998
                                   (unaudited)

                                                                      March 31,        December 31,
                                                                        1999               1998
                                                                    -------------     -------------
ASSETS
------

Current assets:
      Cash and cash equivalents                                     $  11,085,362     $   1,827,637
      Accounts receivable, net:
           Trade                                                        2,072,108         1,587,669
           Other                                                           32,791           102,426
      Inventories                                                       5,382,566         6,377,359
      Prepaid expenses and other current assets                           935,778           623,573
                                                                    -------------     -------------

            TOTAL CURRENT ASSETS                                       19,508,605        10,518,664

Property and equipment, net                                             6,414,549         6,880,822
Investment in joint venture, net                                        2,176,163         3,221,003
Other assets, net                                                       2,051,668         2,272,918
                                                                    -------------     -------------

             TOTAL ASSETS                                           $  30,150,985     $  22,893,407
                                                                    =============     =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
      Accounts payable                                                  1,822,986         2,459,294
      Notes payable and current portion of long-term debt               6,432,595           500,461
      Accrued payroll, vacation and related costs                         965,327           983,060
      Other accrued expenses                                            2,400,557         1,882,268
      Deferred income                                                   1,118,763         1,198,021
                                                                    -------------     -------------

            TOTAL CURRENT LIABILITIES                                  12,740,228         7,023,104

Long-term debt                                                         20,199,000        22,150,000

            TOTAL LIABILITIES                                          32,939,228        29,173,104
                                                                    -------------     -------------

Shareholders' deficit:
      Common stock, $.01 par value.  Authorized
        7,500,000 shares; issued and outstanding
        4,005,972 shares at March 31, 1999,
        and 3,879,656 shares at December 31, 1998                          40,060            38,797
      Additional paid-in capital                                      128,732,472       116,879,840
      Unamortized value of restricted stock                               (60,862)         (118,066)
      Cumulative translation adjustment                                   (27,724)          (24,650)
      Accumulated deficit                                            (131,472,189)     (123,055,618)
                                                                    -------------     -------------

            TOTAL SHAREHOLDERS' DEFICIT                                (2,788,243)       (6,279,697)
                                                                    -------------     -------------

            TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $  30,150,985     $  22,893,407
                                                                    =============     =============

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1999 and 1998
                                   (unaudited)

                                                             Three Months Ended
                                                                   March 31,
                                                             1999             1998
                                                         ------------     ------------
Net sales                                                $  1,801,999     $    354,997

Operating expenses:
     Manufacturing                                          2,303,018        1,844,621
     Research & development                                 3,522,997        5,347,456
     Selling, general & administrative                      1,982,683        2,614,159
     Restructuring                                            719,649               --
                                                         ------------     ------------

            Total operating expenses                        8,528,347        9,806,236
                                                         ------------     ------------


            OPERATING LOSS                                 (6,726,348)      (9,451,239)
                                                         ------------     ------------


Other income (expense), net:
     Equity in net loss of joint venture                   (1,044,841)        (317,876)
     Interest expense                                        (692,099)         (19,931)
     Interest income                                           46,717          114,148
                                                         ------------     ------------

            Other income (expense)                         (1,690,223)        (223,659)
                                                         ------------     ------------

            NET LOSS                                     $ (8,416,571)    $ (9,674,898)
                                                         ============     ============


            NET LOSS PER SHARE                           $      (2.12)    $      (2.92)
                                                         ============     ============

Weighted average number of shares outstanding               3,961,729        3,309,132
                                                         ============     ============

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998
                                   (unaudited)

                                                                       1999             1998
                                                                   ------------     ------------
OPERATING ACTIVITIES:
Net loss                                                           $ (8,416,571)    $ (9,674,898)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                     783,660          798,338
      Compensation expense on grant of stock and stock options          143,593          448,969
      Loss on disposal of fixed assets                                       --          401,008
      Equity in net loss of joint venture                             1,044,841          317,876
      Changes in operating assets and liabilities:
            Accounts receivable                                        (414,804)        (451,669)
            Inventory                                                   994,792         (586,958)
            Prepaid expenses and other current assets                  (312,205)        (876,157)
            Accounts payable                                           (636,308)         379,268
            Accrued expenses                                            500,556          820,561
            Deferred income                                             (79,257)         383,098
                                                                   ------------     ------------
                  Net cash used in operating activities              (6,391,703)      (8,040,564)
                                                                   ------------     ------------

INVESTING ACTIVITIES:
Investments in joint venture                                                 --       (2,000,000)
Payments for purchases of property and equipment                        (52,198)        (501,911)
                                                                   ------------     ------------
                  Net cash used in investing activities                 (52,198)      (2,501,911)
                                                                   ------------     ------------

FINANCING ACTIVITIES:
Net proceeds from issuance of debt                                    5,790,072        4,211,890
Net proceeds from issuance of warrants                                9,982,495               --
Repayment of debt                                                       (67,866)              --
                                                                   ------------     ------------
                  Net cash provided by financing activities          15,704,701        4,211,890
                                                                   ------------     ------------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                     (3,075)          (1,598)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  9,257,725       (6,332,183)

Cash and cash equivalents:
      Beginning of period                                             1,827,637       14,052,115
                                                                   ------------     ------------
      End of period                                                $ 11,085,362     $  7,719,932
                                                                   ============     ============

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                     $     78,191     $     19,321

Non-cash investing and financing activity:
      Conversion of debt to equity                                 $  1,950,995     $         --
      Property acquired subject to capital leases                            --          797,389

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                                    Form 10-Q

                                 March 31, 1999

                   Notes to Consolidated Financial Statements

1.     BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to the published rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

3.     EQUITY IN LOSS OF JOINT VENTURE

On January 1, 1998, ELA*Angeion, LLC ("ELA*Angeion"), a joint venture owned equally by the Company and ELA Medical, Inc. ("ELA"), began operations. A proportional amount of the loss from the joint venture is accounted for under the Equity Method and appears as a component of Other Income (Loss) on the Company's Consolidated Statements of Operations. Angeion's proportional share of sales, cost of sales and any resultant gain or loss related to assets sold to the joint venture remaining on the books of the joint venture at the end of the applicable reporting period have been eliminated. On May 11, 1999 the Company withdrew from ELA*Angeion. See "Subsequent Events."

4.     RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with current year presentation.

5.     REPORTING COMPREHENSIVE INCOME

Components of comprehensive income consist only of immaterial foreign currency translation adjustments. The Company's net loss and comprehensive loss are substantially equivalent and are not presented separately.

6.     SHAREHOLDERS' DEFICIT

On March 5, 1999, the Company received U.S. Food and Drug Administration ("FDA") Pre-market Approval ("PMA") for its Lyra 2020 ICD series and AngePass(TM) lead series, which allows the Company to market these products in the U.S. As a result of the PMA, the Company received the final two $5,000,000 equity investments from its strategic partner, Synthelabo, pursuant to the Investment and Master Strategic and Relationship Agreement the Company entered into with Synthelabo in October 1997. In exchange for the $10,000,000 equity investment, the Company issued Synthelabo warrants to purchase 909,017 and 540,541 shares of the Company's common stock at prices of $0.10 and $11.10 per share, respectively.

7.     RESTRUCTURING


In January 1999, the Company announced a restructuring plan (the "January Restructuring") to help reduce its cash flow burn rate. As a result of the January Restructuring, the Company reduced approximately 20% of its total employee base, including 40% of the Company's senior management team. The Company took a restructuring charge in the first quarter of 1999 of approximately $720,000 for expenses relating to severance costs and other employee benefits associated with the reduction in work force. As of March 31, 1999, $102,166 of accrued expenses were included on the Company's balance sheet related to the January Restructuring.

8.     SUBSEQUENT EVENTS

In April 1999, the Company announced a second restructuring plan (the "April Restructuring") to refocus its business and reduce operating expenses. After a thorough analysis by its Board of Directors and management, the Company decided to limit its participation in the implantable cardioverter defibrillator ("ICD") marketplace in order to re-deploy its resources toward opportunities that may result in greater shareholder value. The Company will continue to explore strategic alternatives for the Company, including the potential license or sale of certain of its assets. As a result of the April Restructuring, the Company will reduce its workforce by approximately 75 percent of its total employee base, thereafter retaining a modest staff necessary to support its ongoing operations and clinical, regulatory and engineering staff necessary to provide customer support for the Company's Lyra(TM) series of ICDs and existing implants. In addition, the Company will continue to provide agreed-upon amounts of product to ELA under the terms of its amended supply agreements discussed below. The amount of the charge relating to the April Restructuring has not yet been determined. The related workforce reduction is expected to reduce payroll expenses by approximately $1,800,000 per quarter, beginning in the third quarter of 1999.

The Company also announced in April 1999 that it has settled all ongoing litigation with Cardiac Pacemakers, Inc. ("CPI") and its parent company, Guidant Corporation ("Guidant"), for $35,000,000. As a result of the settlement, the Company granted to CPI a nonexclusive license under all of the Company's patents that cover cardiac stimulation devices. CPI made a one-time payment of $35,000,000 to settle claims for past damages and for the license. CPI and Guidant agreed not to sue the Company for future infringement with respect to the Company's Lyra and Model 2030 series of ICD product lines. The Company agreed to pay a pass-through royalty for those products to the Estate of Dr. Michel Mirowski, which owns certain patents licensed to CPI. After the payment of legal fees and other expenses associated with the lawsuits, the Company retained approximately $30,000,000 of net cash from the CPI settlement.

On May 7, 1999, the Company's Board of Directors approved a one-for-ten reverse stock split of the Company's Common Stock for shareholders of record at the close of business on May 17, 1999. The reverse stock split is being implemented as part of the Company's previously announced restructuring plan. Financial information contained in this report has been retroactively adjusted to reflect the impact of the reverse stock split.

On May 11, 1999, the Company entered into a Withdrawal Agreement (the "Withdrawal Agreement") with ELA pursuant to which the Company withdrew from its membership in ELA*Angeion. Under the terms of the Withdrawal Agreement ELA will have sole responsibility for the operations of ELA*Angeion and will assume certain warranty coverage, technical service and regulatory compliance services for which the Company is currently responsible under applicable law, the supply agreement between the Company and ELA*Angeion, and contracts with third parties for model 2000 and 2010 series ICD products and associated leads and programmers supplied to such third parties and implanted in human beings in the United States (including associated programmers for such ICD models). The Company will retain potential product liability obligations from patients and has agreed to maintain at its own expense through May 10, 2004, product liability insurance with limits of liability at least as high as those currently in place, subject to availability on commercially reasonable terms. The Company is currently evaluating the accounting implications of its withdrawal from ELA*Angeion.

In connection with the consummation of the transactions contemplated by the Withdrawal Agreement, the Company entered into the following related transactions: (i) the Company amended and terminated its supply agreement with ELA*Angeion and entered into a new manufacturing and supply agreement with ELA under which the Company has agreed to supply a limited number of ICD products to ELA*Angeion according to the terms of its supply agreement and provide any future ICD products directly to ELA;
(ii) the Company amended its manufacturing and supply agreement with ELA Medical S.A. to limit certain of the Company's obligations to supply ICD products thereunder and to provide for the assumption by ELA Medical S.A., an affiliate of ELA ("ELA Medical S.A.") of warranty coverage, technical service and regulatory compliance services for which the Company is currently responsible under applicable law, the supply agreement between the Company and ELA Medical S.A., and contracts with third parties for model 2000 and 2010 series ICD products and associated leads and programmers supplied to such third parties and implanted in human beings in Europe and Japan (including associated programmers for such ICD models); (iii) the Company amended its Investment Agreement with Synthelabo, the parent company of ELA, to allow for the actions contemplated by the Withdrawal Agreement to occur; and (iv) the Company, ELA and ELA Medical S.A. entered into a Settlement Agreement and Mutual Release releasing each party thereto and all of its affiliates from any and all claims made by such other party in connection with, arising from or related to ELA*Angeion and certain of the contractual obligations arising from or contemplated by the terms of the joint venture relationship.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.

The Company's operations consist primarily of the manufacturing and marketing efforts related to its current implantable cardioverter defibrillator ("ICD") product line and the catheter ablation research and development activity pursuant to an agreement with Cordis Webster Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Total sales increased to $1,801,999 for the three-month period ended March 31, 1999, compared to $354,997 for the three-month period ended March 31, 1998, due primarily to an increase in sales of ICDs. In the three-month period ended March 31, 1999, revenue consisted of sales of ICDs to ELA*Angeion, LLC ("ELA*Angeion) the Company's previously 50 percent-owned joint venture (after elimination of Angeion's proportional share of such sales) and international sales to ELA Medical, Inc. ("ELA") and through the Company's two subsidiaries, Angeion Europe Limited and Angeion GmbH. In the three-month period ended March 31, 1998, sales were limited as a result of a temporary suspension of ICD clinical implants during the latter part of 1997 and the first part of 1998 due to technical issues. The Company received approval from the United States Food and Drug Administration ("FDA") in January 1998 to resume clinical studies.

Manufacturing expense increased 25 percent to $2,303,018 for the three-month period ended March 31, 1999, compared to $1,844,621 for the three-month period ended March 31,1998. The increase was primarily due to increased sales and production for the period ended March 31, 1999, which were partially offset by efforts to reduce spending by the Company in order to decrease its cash flow burn rate.

Research and development expense decreased 34 percent to $3,522,997 for the three-month period ended March 31, 1999, compared to $5,347,456 for the three-month period ended March 31, 1998. This decrease was primarily due to efforts to reduce spending efforts by the Company in order to decrease its cash flow burn rate. Research and development activity related to the development of the ICDs accounted for $3,356,661 of the expense for the three-month period ended March 31, 1999, while the catheter ablation development activities accounted for $166,336 of the expense.

Selling, general and administrative expense decreased 24 percent to $1,982,683 for the three-month period ended March 31, 1999, compared to $2,614,159 for the three-month period ended March 31, 1998. This decrease was primarily related to lower selling and marketing expenses, reduced non-cash compensation charges and lower debt amortization expenses for the three-month period ended March 31, 1999.

Interest expense increased to $692,099 for the three month-period ended March 31, 1999, compared to $19,931 for the three-month period ended March 31, 1998. The increase was due to interest expense related to the 7 1/2 Senior Convertible Notes issued in April 1998 and the two term loans totaling $6,000,000 that were received in January 1999.

Interest income decreased 59 percent to $46,717 for the three-month period ended March 31, 1999, compared to $114,148 for the three-month period ended March 31, 1998. The decrease was due to the lower average invested cash balances in the three-month period ended March 31, 1999, compared to the three-month period ended March 31, 1998.

Restructuring expenses for the three-month period ended March 31, 1999 totaled approximately $720,000. These expenses related to employee severance and other employee benefits as a result of the reduction in force announced in January 1999.

The net loss decreased to $8,416,571, or $2.12 per share, in the three-month period ended March 31, 1999, compared to $9,674,898, or $2.92 per share, in the three-month period ended March 31, 1998. Decrease in net loss per share is attributable to a reduction of net loss offset by an increase in outstanding shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

In January 1999, the Company entered into financing agreements with Norwest Business Credit (the "Bank") in which the Bank made two term loans (the "Loans") to the Company in the amounts of $4,000,000 and $2,000,000. The loans were guaranteed by individual investors (the "Investors"), including a director of the Company. The Loans were secured by a security interest in all of the Company's intellectual property that the Company was free to pledge for such purpose. The loans were repaid in May 1999.

On March 5, 1999, the Company received FDA Pre-market Approval ("PMA") for its Lyra 2020 ICD series and AngePass(TM) lead series, which allows the Company to market these products in the U.S. As a result of the PMA, the Company received the final two $5,000,000 equity investments from its strategic partner, Synthelabo, pursuant to the Investment and Master Strategic and Relationship Agreement (the "Investment Agreement") the Company entered into with Synthelabo in October 1997. In exchange for the $10,000,000 equity investment, the Company issued Synthelabo warrants to purchase 909,017 and 540,541 shares of the Company's common stock at prices of $0.10 and $11.10 per share, respectively.

Net cash used in operating activities decreased to $6,391,703 in the three-month period ended March 31, 1999, compared to $8,040,564 in the three-month period ended March 31, 1998. The decrease was primarily due to reduced spending efforts by the Company offset partially by cash used as a result of the January Restructuring.

Investing activities used cash of $52,198 and $2,501,911 for the three-month periods ended March 31, 1999 and 1998, respectively. In the three-month period ended March 31, 1998, the Company invested $2,000,000 in ELA*Angeion and used cash of $501,911 for purchases of property and equipment primarily related to research and development equipment, as well as the opening of the Company's new offices. During the three-month period ended March 31, 1999, the Company's investing activities consisted of purchases of property and equipment.

At March 31, 1999, the Company had cash and cash equivalents of $11,085,362.

In April 1999, the Company received a net payment of approximately $30,000,000 from Cardiac Pacemakers, Inc. ("CPI") in connection wih the settlement of its ongoing litigation. See "Legal Proceedings."

As of March 31, 1999, the Company's net tangible assets were below the threshold for continued listing on the Nasdaq Stock Market. In addition, the Company's common stock has traded below the price per share threshold required for continued listing on the Nasdaq Stock Market. As previously reported, Angeion received notification in early April that the Nasdaq staff had determined that the Company should be removed from the Nasdaq listing. Angeion has appealed the Nasdaq staff's determination to the Nasdaq Listing Qualifications Panel and a hearing on the appeal has been scheduled for May 21, 1999. The Nasdaq staff has also raised questions about the amount of time that has passed since the last regular meeting of the Company's shareholders and the fact that the Company received a "going concern" qualification in its last auditor's opinion. These issues will also be addressed at the hearing. Angeion will remain listed pending a decision on the appeal.

SUBSEQUENT EVENTS

In April 1999, the Company announced a second restructuring plan (the "April Restructuring") to refocus its business and reduce operating expenses. After a thorough analysis by its Board of Directors and management, the Company decided to limit its participation in the ICD marketplace in order to re-deploy its resources toward opportunities that may result in greater shareholder value. The Company will continue to explore strategic alternatives for the Company, including the potential license or sale of certain of its assets. As a result of the April Restructuring, the Company will reduce its workforce by approximately 75 percent of its total employee base, while retaining a modest staff necessary to support its ongoing operations and clinical, regulatory and engineering staff necessary to provide customer support for the Company's Lyra(TM) series of ICDs and existing implants. In addition, the Company will continue to provide agreed-upon amounts of product to ELA under the terms of its amended supply agreements discussed below. The amount of the charge relating to the April Restructuring has not yet been determined. The related workforce reduction is expected to reduce payroll expenses by approximately $1,800,000 per quarter, beginning in the third quarter of 1999.

The Company also announced in April 1999 that it has settled all ongoing litigation with CPI and its parent company, Guidant Corporation ("Guidant"), for $35,000,000. As a result of the settlement, the Company granted to CPI a nonexclusive license under all of the Company's patents that cover cardiac stimulation devices. CPI made a one-time payment of $35,000,000 to settle claims for past damages and for the license. CPI and Guidant agreed not to sue the Company for future infringement with respect to the Company's Lyra and Model 2030 series of ICD product lines. The Company agreed to pay a pass-through royalty for those products to the Estate of Dr. Michel Mirowski, which owns certain patents licensed to CPI. After the payment of legal fees and other expenses associated with the lawsuits, the Company retained approximately $30,000,000 of net cash from the CPI settlement.

On May 7, 1999, the Company's Board of Directors approved a one-for-ten reverse stock split of the Company's common stock for shareholders of record at the close of business on May 17, 1999. The reverse stock split is being implemented as part of the Company's previously announced restructuring plan. Financial information contained in this report has been retroactively adjusted to reflect the impact of the reverse stock split.

On May 11, 1999, the Company entered into a Withdrawal Agreement (the "Withdrawal Agreement") with ELA pursuant to which the Company withdrew from its membership in ELA*Angeion. Under the terms of the Withdrawal Agreement ELA will have sole responsibility for the operations of ELA*Angeion and will assume certain warranty coverage, technical service and regulatory compliance services for which the Company is currently responsible under applicable law, the supply agreement between the Company and ELA*Angeion, and contracts with third parties for model 2000 and 2010 series ICD products and associated leads and programmers supplied to such third parties and implanted in human beings in the United States (including associated programmers for such ICD models). The Company will retain potential product liability obligations from patients and has agreed to maintain at its own expense through May 10, 2004, product liability insurance with limits of liability at least as high as those currently in place, subject to availability on commercially reasonable terms. The Company is currently evaluating the accounting implications of its withdrawal from ELA*Angeion.

In connection with the consummation of the transactions contemplated by the Withdrawal Agreement, the Company entered into the following related transactions: (i) the Company amended and terminated its supply agreement with ELA*Angeion and entered into a new manufacturing and supply agreement with

ELA under which the Company has agreed to supply a limited number of ICD products to ELA*Angeion according to the terms of its supply agreement and provide any future ICD products directly to ELA; (ii) the Company amended its manufacturing and supply agreement with ELA Medical S.A., an affiliate of ELA, to limit certain of the Company's obligations to supply ICD products thereunder and to provide for the assumption by ELA Medical S.A. of warranty coverage, technical service and regulatory compliance services for which the Company is currently responsible under applicable law, the supply agreement between the Company and ELA Medical S.A., and contracts with third parties for model 2000 and 2010 series ICD products and associated leads and programmers supplied to such third parties and implanted in human beings in Europe and Japan (including associated programmers for such ICD models); (iii) the Company amended the Investment Agreement with Synthelabo to allow for the actions contemplated by the Withdrawal Agreement to occur; and (iv) the Company, ELA and ELA Medical S.A. entered into a Settlement Agreement and Mutual Release releasing each party thereto and all of its affiliates from any and all claims made by such other party in connection with, arising from or related to ELA*Angeion and certain of the contractual obligations arising from or contemplated by the terms of the joint venture relationship.

IMPACT OF YEAR 2000

All companies that use computers must address problems that could occur when the year changes from 1999 to 2000. In the past, many computers and software used two digits instead of four to identify the year when storing and processing dates. This practice could cause a computer to use or calculate an incorrect date as the year 2000 approaches.

The Company has a Year 2000 Oversight team in place, and has commenced efforts to address all potential Year 2000 issues. The team has divided the project into the following areas: products; manufacturing and test equipment; business systems; facilities; and third parties. Each area is scheduled to be evaluated and brought into compliance in the following five phases:

    1. Inventory - A complete list of systems that may be affected by the turn of the century.
    2. Assessment - Review and document the impact and severity of the Year 2000 issues for each system on the list.
    3. Solutions - Identify the various methods for resolving each issue, select the best solutions and establish an implementation plan.
    4.  Implementation - Carry out the plan to resolve the issues.
    5. Verification - Test solutions prior to the year 2000 as required by the implementation plan.

All of the Company's current products are designed, manufactured and tested to perform correctly in the next century. All equipment used to manufacture and test these products is inventoried and is expected to be assessed by the end of the second quarter of 1999. The Company believes all critical business systems are Year 2000 compliant. Year 2000 compliance evaluation and remediation, if required, for the remaining non-critical business systems are scheduled to be completed by the end of the second quarter of 1999. The Company's facilities have been assessed and are substantially compliant with Year 2000 requirements. Significant third party vendors have been identified, and the Company expects to complete the assessment of their Year 2000 compliance by the end of the second quarter 1999. The Company will require written documentation from third party vendors indicating that they are Year 2000 compliant. The Company's objective is to complete all phases of the project in all areas by the end of the second quarter of 1999.

Many of the Company's systems were purchased or implemented within the last few years and are Year 2000 compliant, keeping remediation costs relatively low. As of March 31, 1999, the Company has incurred Year 2000 related expenses of less than $100,000. The total expenditures to comply with the Year 2000 issues are expected to be no more than $200,000, however, the actual may be materially greater than expected.

If the Company is not successful in its efforts to bring its systems in compliance, the Company's ability to procure merchandise in a timely and cost-effective manner may be impaired, daily business processes may be delayed by manual procedures, or business processes may be interrupted if no alternative methodology is available, any of which could have a material adverse effect on the Company's operations.

Although, the Company believes that its Year 2000 compliance plan is adequate to achieve system compliance on a timely basis, the Company is in the process of developing a contingency plan to address the possibility of the Company's and third parties' non-compliance. The Company anticipates completing its contingency plan by the end of the second quarter of 1999.

MARKET RISK

There have been no material changes in reported market risks faced by the Registrant since December 31, 1998, as discussed in the Company's Annual Report for the year ended December 31, 1998 filed on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt this standard in 2000. The Company is currently evaluating SFAS No. 133, but does not expect that it will have a material effect on its financial statements.

CERTAIN IMPORTANT FACTORS

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended to indicate forward-looking statements. These statements by their nature involve substantial risks and uncertainties. Actual results may differ materially depending on a variety of factors, including, but not limited to, the following: cost associated with the January Restructuring and the April Restructuring; the ability and success of the Company in identifying and exploiting business opportunities that may result in greater shareholder value; payroll expense savings from the April Restructuring; the ability of the Company to conduct its operation with a reduced workforce; the outcome of the Company's delisting hearing with the Nasdaq Listing Qualifications Panel, the level of support required for the Company's ongoing operations and clinical, regulatory and engineering staff necessary to provide customer support for the Company's Lyra series of ICD's and existing implants; the amounts of product requested by ELA Medical, Inc.; and the cost and success of the Company's Year 2000 compliance program.


                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

In 1996, the Company and Pacesetter, Inc. jointly sued CPI, a subsidiary of Guidant in the United States District Court, District of Minnesota, for patent infringement of Pacesetter's bradycardia patents and the Company's tachycardia patents. In connection with the Cross-License Agreement with St. Jude Medical, Inc. in May 1997 and pursuant to a court order in July 1997, the Company is now the sole party to the litigation involving the Company's tachycardia patents. The Company asserted that the Mini I and Mini II ICDs CPI was making at that time infringed certain of the Company's patent rights. Discovery was limited to the Mini I and Mini II.

On September 16, 1998, Angeion Corporation was served with a patent infringement suit filed in the District Court of Minnesota by CPI, alleging that the Sentinel ICD, for which Angeion received U.S. Food and Drug Administration Pre-market Approval in August 1998, infringes certain patents of CPI. The Company filed an answer in the lawsuit denying infringement and raising several affirmative defenses.

On April 8, 1999, the Company announced it had reached a settlement with CPI over the patent infringement lawsuit. As a result of this agreement, Angeion will grant to CPI a non-exclusive license under all of Angeion's patents that cover cardiac stimulation devices. CPI will make a one-time payment of $35,000,000 to settle claims for past damages and the license. CPI and Guidant have agreed not to sue the Company for future infringement with respect to Angeion's Lyra and Model 2030 ICD series product lines. Angeion has agreed to pay a cross-through royalty for those products to the Estate of Dr. Michael Mirowski, which owns certain patents licensed to CPI.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

On May 7, 1999, the Company's Board of Directors approved a one-for-ten reverse stock split of the Company's common stock for shareholders of record at the close of business on May 17, 1999. The reverse stock split is being implemented as part of the Company's previously announced restructuring plan.

In March 1999, pursuant to the Investment Agreement with Synthelabo, in exchange for $10,000,000 the Company issued to Synthelabo warrants to purchase 909,017 and 540,541 shares of the Company's common stock at prices of $0.10 and $11.10 per share, respectively. These warrants expire on March 12, 2009 and March 12, 2002, respectively.

In issuing such warrants, the Company relied upon Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In connection with such transactions, Synthelabo represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities issued in such transactions. Synthelabo had adequate access, through their due diligence effort, to information about the Company.

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

              3.4           Amended Bylaws (incorporated by reference to Exhibit
                            4.2 contained in the Company's Registration
                            Statement on Form S-3 (File No. 333-04993)).

              4.1 Warrant dated as of March 12, 1999 in the name of Synthelabo to purchase 9,090,171 shares of Common Stock.

              4.2 Warrant dated as of March 12, 1999 in the name of Synthelabo to purchase 5,405,405 shares of Common Stock.

              10.1 Letter Amendment dated as of March 12, 1999 to the Amended and Restated Investment and Master Strategic Relationship Agreement dated as of October 9, 1997 between the Company and Synthelabo.

              12            Computation of ratio of earnings to fixed charges.

              27            Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ANGEION CORPORATION


Dated: May 17, 1999               By:  /s/ James B. Hickey, Jr.
                                  -----------------------------
                                       James B. Hickey, Jr.
                                       President and Chief Executive Officer
                                       (principal executive officer and acting
                                       principal financial officer)

                                  EXHIBIT INDEX

Exhibit      Description of Document                            Method of Filing
-------      -----------------------                            ----------------

3.1          Articles of Merger, including Amended and          Incorporated by
             Restated Articles of Incorporation (incorporated   reference
             by reference to Exhibit 3A contained in the Company's Registration Statement on Form 8-A
             (File No. 0-17019)).

3.2          Amendment to the Company's Amended and Restated    Incorporated by
             Articles of Incorporation (incorporated by         reference
             reference to Exhibit 4.3 contained in the Company's Registration Statement on Form S-3
             (File No. 333-36005)).

3.3          Amendment to the Company's Amended and Restated    Incorporated by
             Articles of Incorporation (incorporated by         reference
             reference to Exhibit 4.4 to the Company's
             Registration Statement on Form S-3 (File No.
             333-50557)).

3.4          Amended Bylaws (incorporated by reference to       Incorporated by
             Exhibit 4.2 contained in the Company's             reference
             Registration Statement on Form S-3 (File No.
             333-04993)).

4.1          Warrant dated as of March 12, 1999 in the name     Filed herewith
             of Synthelabo to purchase 9,090,171 shares of Common Stock.

4.2          Warrant dated as of March 12, 1999 in the name     Filed herewith
             of Synthelabo to purchase 5,405,405 shares of Common Stock.

10.1         Letter Amendment dated as of March 12, 1999 to     Filed herewith
             the Amended and Restated Investment and Master
             Strategic Relationship Agreement dated as of October 9, 1997 between the Company and
             Synthelabo.

12           Computation of ratio of earnings to fixed          Filed herewith
             charges.

27           Financial Data Schedule.                           Filed herewith