Form 10-Q
period 1999-06-30
ANGEION CORP/MN
filed 1999-08-16
CIK 815093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

                                    YES __X__   NO _____

            Common stock, par value $.01 per share: 4,009,659 shares
                        outstanding as of August 12, 1999

                          PART I. FINANCIAL INFORMATION

ITEM                    DESCRIPTION                                             Page

ITEM 1.                 FINANCIAL STATEMENTS.

                        Consolidated Balance Sheets (unaudited)                  1
                        - June 30, 1999 and December 31, 1998.

                        Consolidated Statements of Operations (unaudited)        2
                        - For the Three and Six Months Ended June 30, 1999 and
                        1998.

                        Consolidated Statements of Cash Flows (unaudited)        3
                        - For the Six Months Ended June 30, 1999 and 1998.

                        Notes to Consolidated Financial Statements (unaudited).  4


ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL        5
                        CONDITION AND RESULTS OF OPERATIONS.


                           PART II. OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS.                                      11

ITEM 2.                 CHANGES IN SECURITIES AND USE OF PROCEEDS.              12

ITEM 5.                 OTHER INFORMATION.                                      12

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K.                       13

                        SIGNATURES.                                             14

                        EXHIBIT INDEX.                                          15



                               ANGEION CORPORATION
                           Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998
                                   (unaudited)

                                                               June 30,       December 31,
                                                                1999               1998
                                                           -------------      -------------
ASSETS

Current assets:
      Cash and cash equivalents                            $  29,017,309      $   1,827,637
      Accounts receivable, net:
           Trade                                                 924,777          1,587,669
           Other                                                  19,237            102,426
      Inventories                                              2,657,437          6,377,359
      Prepaid expenses and other current assets                  746,621            623,573
                                                           -------------      -------------

            TOTAL CURRENT ASSETS                              33,365,381         10,518,664

Property and equipment, net                                    5,402,861          6,880,822
Investment in joint venture, net                               1,526,340          3,221,003
Other assets, net                                              1,730,127          2,272,918
                                                           -------------      -------------

             TOTAL ASSETS                                  $  42,024,709      $  22,893,407
                                                           =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                           659,134          2,959,755
      Accrued payroll, vacation and related costs                385,739            983,060
      Other accrued expenses                                     626,279          1,882,268
      Deferred income                                                 --          1,198,021
                                                           -------------      -------------

            TOTAL CURRENT LIABILITIES                          1,671,152          7,023,104

Long-term debt                                                20,198,000         22,150,000
                                                           -------------      -------------

            TOTAL LIABILITIES                                 21,869,152         29,173,104

Shareholders' equity (deficit):
      Common stock, $.01 par value.  Authorized
        7,500,000 shares; issued and outstanding
        4,009,659 shares at June 30, 1999,
        and 3,879,656 shares at December 31, 1998                 40,097             38,797
      Additional paid-in capital                             128,693,010        116,879,840
      Unamortized value of restricted stock                           --           (118,066)
      Cumulative translation adjustment                           (8,757)           (24,650)
      Accumulated deficit                                   (108,568,793)      (123,055,618)
                                                           -------------      -------------

            TOTAL SHAREHOLDERS' EQUITY (DEFICIT)              20,155,557         (6,279,697)
                                                           -------------      -------------

            TOTAL LIABILITIES AND SHAREHOLDERS'
               EQUITY (DEFICIT)                            $  42,024,709      $  22,893,407
                                                           =============      =============


See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 1999 and 1998
                                   (unaudited)

                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                              1999              1998              1999              1998
                                                          ------------      ------------      ------------      ------------
Net sales                                                 $  2,194,286      $  1,113,117      $  3,996,285      $  1,468,115

Operating expenses:
      Manufacturing                                          2,625,546         2,022,438         4,928,564         3,867,059
      Research & development                                 1,924,964         5,204,092         5,447,961        10,551,548
      Selling, general & administrative                      1,016,599         1,309,702         2,999,282         3,660,142
      Restructuring                                          3,784,330                --         4,503,979                --
                                                          ------------      ------------      ------------      ------------

            Total operating expenses                         9,351,439         8,536,232        17,879,786        18,078,749
                                                          ------------      ------------      ------------      ------------


OPERATING LOSS                                              (7,157,153)       (7,423,115)      (13,883,501)      (16,610,634)
                                                          ------------      ------------      ------------      ------------

Other income (expense), net:
      Equity in net loss of joint venture                     (649,823)         (846,490)       (1,694,664)       (1,164,366)
      Gain on sale of non-capital assets                           989                --               989                --
      Royalties                                                (36,299)               --           (36,299)               --
      Net proceeds from settlement of
            lawsuit and sale of license
                  rights                                    31,107,084                --        31,107,084                --
      Interest expense                                        (625,828)         (661,907)       (1,317,927)         (945,558)
      Interest income                                          378,486           208,240           425,203           322,388
                                                          ------------      ------------      ------------      ------------

            Other income (expense)                          30,174,609        (1,300,157)       28,484,386        (1,787,536)
                                                          ------------      ------------      ------------      ------------

Net income (loss) before taxes                            $ 23,017,456      $ (8,723,272)     $ 14,600,885      $(18,398,170)
                                                          ------------      ------------      ------------      ------------

Provision for income taxes                                     114,060                --           114,060                --
                                                          ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                         $ 22,903,396      $ (8,723,272)     $ 14,486,825      $(18,398,170)
                                                          ============      ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE:
            Basic                                         $       5.72      $      (2.63)     $       3.64      $      (5.55)

            Assuming dilution                             $       3.73      $      (2.63)     $       2.39      $      (5.55)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
            Basic                                            4,005,287         3,317,841         3,983,512         3,313,510

            Assuming dilution                                6,238,069         3,317,841         6,216,294         3,313,510




See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998
                                   (unaudited)

                                                                               1999              1998
                                                                          ------------      ------------
OPERATING ACTIVITIES:
Net income (loss)                                                         $ 14,486,825      $(18,398,170)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                          1,500,840         1,641,660
      Compensation expense on grant of stock and stock options                 265,528         1,267,252
      Loss on disposal of fixed assets                                         499,439           299,523
      Equity in net loss of joint venture                                    1,694,664         1,164,366
      Changes in operating assets and liabilities:
            Accounts receivable                                                746,080          (406,457)
            Inventory                                                        3,719,922        (1,074,883)
            Prepaid expenses and other current assets                         (123,049)         (542,257)
            Accounts payable                                                (1,800,395)          881,385
            Accrued expenses                                                (1,853,310)          175,188
            Deferred income                                                 (1,198,020)          643,573
                                                                          ------------      ------------
                  Net cash provided by (used in) operating activities       17,938,524       (14,348,820)
                                                                          ------------      ------------

INVESTING ACTIVITIES:
Investments in joint venture                                                        --        (3,561,595)
Payments for purchases of property and equipment                               (52,215)       (1,682,403)
                                                                          ------------      ------------
                  Net cash used in investing activities                        (52,215)       (5,243,998)
                                                                          ------------      ------------

FINANCING ACTIVITIES:
Net proceeds from issuance of debt and warrants                              5,790,073        19,304,771
Net proceeds from issuance of common stock and warrants                      9,997,623            27,492
Repayment of debt                                                           (6,500,226)               --
                                                                          ------------      ------------
                  Net cash provided by financing activities                  9,287,470        19,332,263
                                                                          ------------      ------------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                            15,893              (117)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        27,189,672          (260,672)

Cash and cash equivalents:
      Beginning of period                                                    1,827,637        14,052,115
                                                                          ------------      ------------
      End of period                                                       $ 29,017,309      $ 13,791,443
                                                                          ============      ============

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                            $    985,390      $     33,807

Non-cash investing and financing activity:
      Conversion of debt to equity                                        $  1,951,994      $         --
      Transfer of property and equipment to joint venture                           --           438,405
      Property acquired subject to capital leases                                   --           797,389


See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                                    Form 10-Q

                                  June 30, 1999

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The information furnished reflects, in the opinion of the management of the Company, all adjustments (of a normally recurring nature) necessary to present a fair statement of the results for the period presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

2. NET INCOME (LOSS) PER SHARE

Basic income per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Income (loss) per share assuming dilution reflects the potential dilution to basic income per share that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the if-converted and treasury stock methods based upon the weighted-average fair value of the Company's common shares during the period.

3. EQUITY IN LOSS OF JOINT VENTURE

On January 1, 1998, ELA*Angeion, LLC ("ELA*Angeion"), a joint venture owned equally by the Company and ELA Medical, Inc. ("ELA"), a wholly owned subsidiary of Sanofi-Synthelabo, a French pharmaceutical company, began operations. A proportional amount of the loss from the joint venture is accounted for under the Equity Method and appears as a component of Other Income (Loss) on the Company's Consolidated Statements of Operations. During previous reporting periods, the Company's proportional share of sales, cost of sales and any resultant gain or loss related to assets sold to the joint venture remaining on the books of the joint venture at the end of the applicable reporting period have been eliminated. On May 12, 1999, the Company announced it had reached an agreement under which the Company will withdraw from its joint venture with ELA. As a result of this agreement, the Company's remaining investment in the joint venture will be recovered and its proportional share of sales and cost of sales and any resultant gain or loss related to assets sold to the joint venture, and still held by the joint venture, have been entirely recognized during the period ended June 30, 1999.

4. REPORTING COMPREHENSIVE INCOME

Components of comprehensive income consist only of immaterial foreign currency translation adjustments. The Company's net income (loss) and comprehensive income (loss) are substantially equivalent and are not presented separately.

5. SHAREHOLDERS' EQUITY (DEFICIT)

On March 5, 1999, the Company received U.S. Food and Drug Administration ("FDA") Pre-market Approval ("PMA") for its Lyra(TM) 2020 ICD series and AngePass(TM) lead series, which allows the Company to market these products in the U.S. As a result of the PMA, the Company received the final two $5,000,000 equity investments from its strategic partner, Sanofi-Synthelabo (formerly Synthelabo), pursuant to the Investment and Master Strategic Relationship Agreement (the "Investment Agreement"), the Company entered into with Sanofi-Synthelabo in October 1997. In exchange for the $10,000,000 equity investment, the Company issued Sanofi-Synthelabo warrants to purchase 909,017 and 540,541 shares of the Company's Common Stock at prices of $0.10 and $11.10 per share, respectively (before giving effect to the reverse stock split discussed below).

On May 7, 1999, the Company's Board of Directors approved a one-for-ten reverse stock split of the Company's Common Stock for shareholders of record at the close of business on May 17, 1999. The reverse stock split was implemented as part of the Company's previously announced restructuring plan discussed below. Financial information contained in this report has been retroactively adjusted to reflect the impact of the reverse stock split.

6. RESTRUCTURING

In January 1999, the Company announced a restructuring plan (the "January Restructuring") to help reduce its cash flow burn rate. As a result of the January Restructuring, the Company reduced approximately 20 percent of its total employee base, including 40 percent of the Company's senior management team. The Company took a restructuring charge in the first quarter of 1999 of approximately $720,000 for expenses related to severance costs and other employee benefits associated with the reduction in work force. As of June 30, 1999, $50,000 of accrued expenses were included on the Company's balance sheet related to the January Restructuring.

In April 1999, the Company announced a second restructuring plan (the "April Restructuring") to refocus its business and reduce operating expenses. As a result of the April Restructuring, the Company reduced its workforce by approximately 75 percent of its total employee base, while retaining the staff necessary to support its ongoing operations and clinical, regulatory and engineering staff needed to provide customer support for the Company's Lyra series of ICDs and existing implants. In addition, the Company is continuing to provide agreed-upon amounts of product to ELA under the terms of its amended supply agreements. For the three-month period ended June 30, 1999, a restructuring charge of approximately $3,784,000 was recorded. The restructuring includes reduction in administrative and operational personnel from the workforce and divesting of non-strategic business assets. Additional restructuring charges may be incurred as a result of the shareholder approval of the asset purchase agreement. (See footnote #7)

The restructuring charge includes approximately $618,000 and $1,598,000 in cash charges in the first and second quarters, respectively, primarily related to severance and employee benefit cost. The balance of the restructuring charges relate primarily to non-cash charges for the write down of plant assets and inventory.

7. SUBSEQUENT EVENTS

On August 3, 1999, the Company announced that it had entered into an agreement to transfer certain assets and grant a non-exclusive, royalty free, one-way license of substantially all of its patents, patent applications and related intellectual property rights for cardiac stimulation devices to ELA. As part of the agreement, Angeion will transfer ownership of its flat capacitor technology and its AngePass 4040, 4080 and 4090 Series lead systems, including related regulatory approvals and obligations to ELA. In exchange, Angeion will receive from Sanofi-Synthelabo all 745,996 shares of the Company's Common Stock owned by it and warrants to purchase approximately 1.9 million shares. Closing of the transactions contemplated by the agreement is subject to the approval of the Company's shareholders and bondholders. The Company plans to hold a meeting of shareholders later this year to vote on the agreement.

Upon closing of the transactions contemplated by the agreement, the Company will be relieved of all further obligations to supply implantable cardiac defibrillator products to ELA outside of the United States. Also upon closing, the Company will be relieved of its obligation to enter into a patent and related intellectual property cross license with ELA.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS.

The Company's operations consist primarily of the manufacturing efforts related to its current implantable cardioverter defibrillator ("ICD") product line.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1998

Total sales increased to $2,194,286 for the three-month period ended June 30, 1999, compared to $1,113,117 for the three-month period ended June 30, 1998, due primarily to an increase in sales of ICDs. In the three-month period ended June 30, 1999, revenue consisted primarily of sales of ICDs to ELA*Angeion, the Company's previously 50 percent-owned joint venture, and international sales to ELA. During previous reporting periods, including the three-month period ended June 30, 1998, the Company's proportional share of sales, cost of sales and any resultant gain or loss related to assets sold to the joint venture remaining on the books of the joint venture at the end of the applicable reporting period have been eliminated. As a result of this withdrawal agreement, the Company's proportional share of sales and cost of sales and any resultant gain or loss related to assets sold to the joint venture, and still held by the joint venture, have been entirely recognized during the period ended June 30, 1999.

Manufacturing expense increased 30 percent to $2,625,546 for the three-month period ended June 30, 1999, compared to $2,022,438 for the three-month period ended June 30,1998. The increase was primarily due to increased production and sales volume partially offset by efforts to reduce spending in order to decrease its cash flow burn rate for the three-month period ended June 30, 1999, compared to the three-month period ended June 30, 1998.

Research and development expense decreased 63 percent to $1,924,964 for the three-month period ended June 30, 1999, compared to $5,204,092 for the three-month period ended June 30, 1998. This decrease was primarily due to reduced payroll and expense spending related to the January and April Restructurings that allowed the Company to decrease its cash flow burn rate. Research and development activity related to the development of the ICDs accounted for $1,686,527 of the expense for the three-month period ended June 30, 1999, while the catheter ablation activities accounted for $238,437 of the expense.

Selling, general and administrative expense decreased to $1,016,599 for the three-month period ended June 30, 1999, compared to $1,309,702 for the three-month period ended June 30, 1998. This decrease was primarily due to lower selling and marketing expenses as a result of reduced headcount from the January and April Restructurings for the three-month period ended June 30, 1999, compared to the three-month period ended June 30, 1998.

Interest expense decreased to $625,828 for the three-month period ended June 30, 1999, compared to $661,907 for the three-month period ended June 30, 1998. Interest expense primarily related to the 7 1/2% Senior Convertible Notes (the "Notes") issued in April 1998, debt amortization and the two term loans totaling $6,000,000 that were entered into in January 1999. The decrease in interest expense can be attributed to lower debt amortization expenses partially offset by higher interest related to the Notes for the three-month period ended June 30, 1999, compared to the three-month period ended June 30, 1998.

Interest income increased 82 percent to $378,486 for the three-month period ended June 30, 1999, compared to $208,240 for the three-month period ended June 30, 1998. The increase was due to the higher average invested cash balances in the three-month period ended June 30, 1999, compared to the three-month period ended June 30, 1998.

Restructuring expenses for the three-month period ended June 30, 1999 totaled approximately $3,784,330. These expenses related to employee salaries, employee severance, other employee benefits and inventory write-offs as a result of the Company's restructuring efforts announced in April 1999. The workforce reduction is expected to reduce payroll expenses by approximately $1,800,000 per quarter, beginning in the third quarter.

The Company recorded a net profit of $22,903,396, or $5.72 per share, in the three-month period ended June 30, 1999, compared to a net loss of $8,723,272, or $2.63 per share, in the three-month period ended June 30, 1998. The net profit per share is primarily a result of a settlement with Cardiac Pacemakers, Inc. announced in April 1999.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

Total sales increased to $3,996,285 for the six-month period ended June 30, 1999, compared to $1,468,115 for the six-month period ended June 30, 1998, due primarily to an increase in sales of ICDs. In the six-month periods ended June 30, 1999 and 1998, revenue consisted primarily of sales of ICDs to ELA*Angeion and international sales to ELA. Sales to ELA*Angeion for the six-month period ended June 30, 1998 included a sales elimination entry to reflect Angeion's proportional share of product still held by ELA*Angeion as of June 30, 1998. As a result of the withdrawal agreement with ELA, Angeion recognized previously deferred income during the six-month period ended June 30, 1999. Sales for the six-month period ended June 30, 1998 were limited as a result of a temporary suspension of ICD clinical implants during the latter part of 1997 and the first part of 1998 due to technical issues. The Company received approval from the FDA in January 1998 to resume clinical studies.

Manufacturing expense increased 27 percent to $4,928,564 for the six-month period ended June 30, 1999, compared to $3,867,059 for the six-month period ended June 30, 1998. The increase was primarily due to increased sales and production volume for the period ended June 30, 1999, which were partially offset by efforts to reduce spending by the Company in order to decrease its cash flow burn rate.

Research and development expense decreased 48 percent to $5,447,961 for the six-month period ended June 30, 1999, compared to $10,551,548 for the six-month period ended June 30, 1998. This decrease was primarily due to efforts to reduce spending by the Company in order to decrease its cash flow burn rate. Research and development activity related to the development of the ICDs accounted for $5,043,188 of the expense for the six-month period ended June 30, 1999, while the catheter ablation activities accounted for $404,773 of the expense.

Selling, general and administrative expense decreased 18 percent to $2,999,282 for the six-month period ended June 30, 1999, compared to $3,660,142 for the six-month period ended June 30, 1998. This decrease was primarily due to lower selling and marketing expenses for the six-month period ended June 30, 1999, compared to the six-month period ended June 30, 1998.

Interest expense increased to $1,317,927 for the six-month period ended June 30, 1999, compared to $945,558 for the six-month period ended June 30, 1998. The increase was due to interest expense related to the 7 1/2% Senior Convertible Notes issued in April 1998 (the "Bonds") and the two term loans totaling $6,000,000 that were received in January 1999.

Interest income increased 32 percent to $425,203 for the six-month period ended June 30, 1999, compared to $322,388 for the six-month period ended June 30, 1998. The increase was due to the higher average invested cash balances in the six-month period ended June 30, 1999 as a result of the legal settlement with Cardiac Pacemakers, Inc. that was announced in April 1999.

Restructuring charges for the six-month period ended June 30, 1999 totaled $4,503,979. These expenses related primarily to employee severance, other employee benefits, inventory write-offs and capital asset reserves as a result of the Company's previously announced restructuring efforts announced in January and April 1999.

The Company recorded a net profit of $14,486,825, or $3.64 per share, in the six-month period ended June 30, 1999, compared to a net loss of $18,398,170, or $5.55 per share, in the six-month period ended June 30, 1998. The net profit per share is primarily a result of the legal settlement with CPI. that was announced in April 1999, along with efforts to reduce spending by the Company.


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

On March 5, 1999, the Company received FDA PMA approval for its Lyra(TM) 2020 ICD Series and AngePass(TM) Lead Series, which allows the Company to market these products in the U.S. As a result of the PMA, the Company received the final two $5,000,000 equity investments from its strategic partner, Sanofi-Synthelabo, pursuant to the Investment Agreement the Company entered into with Sanofi-Synthelabo in October 1997. In exchange for the $10,000,000 equity investment, the Company issued Sanofi-Synthelabo warrants to purchase 909,017 and 540,541 shares of the Company's Common Stock at prices of $0.10 and $11.10 per share, respectively (before giving effect to the Company's one-for-ten reverse stock split effected on May 17, 1999).

The Company announced in April 1999 that it had settled all ongoing litigation with CPI and its parent company, Guidant Corporation ("Guidant"), for $35,000,000. As a result of the settlement, the Company granted to CPI a nonexclusive license under all of the Company's patents that cover cardiac stimulation devices. CPI made a one-time payment of $35,000,000 to settle claims for past damages and for the license. CPI and Guidant agreed not to sue the Company for future infringement with respect to the Company's Lyra and Model 2030 Series of ICD product lines. The Company agreed to pay a pass-through royalty for those products to the Estate of Dr. Michel Mirowski, which owns certain patents licensed to CPI. After the payment of legal fees and other expenses associated with the lawsuits, the Company retained approximately $31,100,000 of net cash from the CPI settlement.

Net cash provided by operating activities in the six-month period ended June 30, 1999 were $17,938,524, compared to net cash used in operating activities of $14,348,820 in the six-month period ended June 30, 1998. The change was primarily due to the legal settlement with CPI, continued efforts to reduce spending by the Company partially offset by cash used as a result of the January and April Restructurings.

Investing activities used cash of $52,215 and $5,243,998 for the six-month periods ended June 30, 1999 and 1998, respectively. In the six-month period ended June 30, 1998, the Company invested $3,561,595 in ELA*Angeion and used cash of $1,682,403 for purchases of property and equipment primarily related to research and development equipment and the opening of the Company's new offices. During the six-month period ended June 30, 1999, the Company's investing activities consisted of purchases of property and equipment.

At June 30, 1999, the Company had cash and cash equivalents of $29,017,309.


RESTRUCTURING

In January 1999, the Company announced a restructuring plan to help reduce its cash flow burn rate. As a result of the January Restructuring, the Company reduced approximately 20 percent of its total employee base, including 40 percent of the Company's senior management team. The Company took a restructuring charge in the first quarter of 1999 of approximately $720,000 for expenses related to severance costs and other employee benefits associated with the reduction in work force. As of June 30, 1999, $50,000 of accrued expenses were included on the Company's balance sheet related to the January Restructuring.

In April 1999, the Company announced a second restructuring plan to refocus its business and reduce operating expenses. After a thorough analysis by its Board of Directors and management, the Company decided to limit its participation in the ICD marketplace in order to re-deploy its resources toward opportunities that may result in greater shareholder value. As part of the April Restructuring, the Company continued to explore strategic alternatives for the Company, including the potential license or sale of certain of its assets. The Board of Directors also began contacting numerous investment bankers and other industry sources on a non-exclusive basis, to explore business expansion opportunities. The Company is initially targeting affordable, profitable medical device companies with management infrastructure and proven technology to serve as a platform for growth and increasing shareholder value. The objective is to seek an acquisition that will fit the above profile, and complement or maximize the use of the Company's assets. As part of this ongoing process and the Board and management are working to identify potential acquisition targets.

As a result of the April Restructuring, the Company reduced its workforce by approximately 75 percent of its total employee base, while retaining the staff necessary to support its ongoing operations and clinical, regulatory and engineering staff needed to provide customer support for the Company's Lyra series of ICDs and existing implants. In addition, the Company is continuing to provide agreed-upon amounts of product to ELA under the terms of its amended supply agreements. In anticipation of obtaining the approvals required to close the Sanofi-Synthelabo asset agreement and in order to continue to conserve its available cash, the Company anticipates further reductions in staff as obligations are met and responsibilities are transferred to ELA. If the Company does not receive the anticipated approvals at the shareholder meeting, the Company may need to refill selected positions to assume management of certain responsibilities related to the Company's ongoing involvement in the ICD business. For the three-month period ended June 30, 1999, a restructuring charge of approximately $3,784,000 was recorded. The restructuring includes reduction in administrative and operational personnel from the workforce and divesting of non-strategic business assets. Additional restructuring charges may be incurred as a result of the shareholder approval of the asset purchase agreement.

The restructuring charge includes approximately $618,000 and $1,598,000 in cash charges in the first and second quarters, respectively, primarily related to severance and employee benefit cost. The balance of the restructuring charges relate primarily to non-cash charges for the write down of plant assets and inventory.

Subsequent to the April restructuring announcement, the Company has been in contact with the holders of the Bonds to communicate its current financial condition and explore numerous alternatives with such holders. In July 1999, approximately 25 percent of the Bondholders contacted the trustee under the indenture for the Bonds to ask that the trustee determine whether or not Angeion is in violation of the terms of the indenture, which could result in the Company being obligated to pay back the approximately $20,000,000 in principal outstanding amount of the Bonds plus 1 percent. This group of Bondholders are questioning whether the Company's settlement with CPI was in violation of the terms of the indebture. The Company believes it has complied with all of the terms of the indenture, disagrees with the assertion of these Bondholders, and will be meeting with the trustee in August 1999 to respond to such assertions.


SUBSEQUENT EVENTS

On May 21, 1999, the Company participated in a hearing with the Nasdaq Listing Qualifications Panel. The hearing was the outcome of the Company's appeal of the previously announced determination by Nasdaq's staff, that due to the Company's non-compliance with certain Nasdaq requirements, the Company should be removed from Nasdaq listing. In a July 1999 letter to the Company, the Panel determined to continue the listing of the Company's securities on the Nasdaq National Market, subject to the Company maintaining a minimum of $20,000,000 in net tangible assets as evidenced by the Form 10-Q filing for the quarter ended June 30, 1999, after taking into account all pro forma adjustments required for any significant events or transactions occurring on or before the filing date of this Form 10-Q. The Company must also be able to demonstrate compliance with all requirements for continued listing on the Nasdaq National Market. In the event the Company is unable to comply with any of the terms of this exception, its securities may be transferred to the Nasdaq Small Cap Market or be delisted from the Nasdaq Stock Market. The Company's June 30, 1999 balance sheet, with the appropriate pro forma adjustments, reflects net tangible assets, as defined by NASDAQ, of $20,155,557. While the Company feels it has met the terms of the Nasdaq staff's letter, the Nasdaq Panel reserves the right to reconsider the terms of its decision should there be a material change in the Company's financial or operational character. In addition, any document filed by the Company will be subject to review by the Panel, which may at its discretion, request additional information before approving the Company's compliance.

On August 3, 1999, the Company announced that it had entered into an agreement to transfer certain assets and grant a non-exclusive, royalty-free, one-way license of substantially all of its patents, patent applications and related intellectual property rights for cardiac stimulation devices to ELA. As part of the agreement, the Company will transfer its flat capacitor technology and its AngePass(TM) 4040, 4080 and 4090 Series lead systems, including related regulatory approvals and obligations to ELA Medical. In exchange, Angeion will receive from Sanofi-Synthelabo all 745,996 shares of the Company's Common Stock owned by it and warrants to purchase approximately 1.9 million shares. Closing of the transactions contemplated by the agreement is subject to the approval of Angeion shareholders and Bondholders. The Company plans to hold a meeting of Shareholders later this year to vote on the agreement.

Upon closing of the transactions contemplated by the agreement, the Company will be relieved of all further obligations to supply ICD products to ELA outside of the United States. Also upon closing, Angeion will be relieved of its obligation to enter into a patent and related intellectual property cross license with ELA.


IMPACT OF YEAR 2000

All companies that use computers must address problems that could occur when the year changes from 1999 to 2000. In the past, many computers and software used two digits instead of four to identify the year when storing and processing dates. This practice could cause a computer to use or calculate an incorrect date as the year 2000 approaches.

The Company has a Year 2000 Oversight team in place, and has commenced efforts to address all potential Year 2000 issues. The team has divided the project into the following areas: products; manufacturing and test equipment; business systems; facilities; and third parties. Each area has been evaluated and is being brought into compliance in the following five phases:

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

All of the Company's current products are designed, manufactured and tested to perform correctly in the next century. All equipment used to manufacture and test these products is inventoried and has been updated, if necessary, to Year 2000 compliance. The Company believes all critical business systems are Year 2000 compliant. Although Year 2000 compliance evaluation and remediation, if required, for the remaining non-critical business systems, facilities and third party vendors were initially scheduled to be completed by the end of the second quarter of 1999, certain non-critical items remain open and are expected to be closed by the end of the third quarter of 1999. The Company has, and will continue to, require written documentation from third party vendors indicating that they are Year 2000 compliant. The Company's objective is to complete all phases of the project in all areas by the end of the third quarter of 1999.

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

Although, the Company believes that its Year 2000 compliance plan is adequate to achieve system compliance on a timely basis, the Company is in the process of developing a contingency plan to address the possibility of the Company's and third parties' non-compliance. The Company anticipates completing its contingency plan by the end of the third quarter of 1999.


MARKET RISK

There have been no material changes in reported market risks faced by the Registrant since December 31, 1998, as discussed in the Company's Annual Report for the year ended December 31, 1998 filed on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB NO. 133, AN AMENDMENT OF FASB STATEMENT NO. 133 which defers the effective date of SFAS No. 133 by one year. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating SFAS No. 133, but does not expect that it will have a material effect on its financial statements.


CERTAIN IMPORTANT FACTORS

The discussion above contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements by their nature involve substantial risks and uncertainties. Actual results may differ materially depending on a variety of factors, including, but not limited to the following: approval of Sanofi-Synthelabo agreement by the Company's shareholders and Bondholders; satisfaction of certain other conditions to the closing of the transactions contemplated by the Sanofi-Synthelabo agreement; successful resolution of discussions with the Bondholders and the trustee for the Bonds; the costs to support the Company's ongoing operations and to provide customer support for the Company's products; the demand for and cost of supplying the Company's products; the costs associated with refocusing the Company's business; the ability of the Company to conduct its business with a reduced workforce; the ability of the Company to identify and successfully pursue other business opportunities; and continued listing on Nasdaq National Market. Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the prior discussion is qualified in its entirety by, the Risk Factors contained in the Company's Annual Report of Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission ("SEC") and the Company's other periodic filings with the SEC, copies of which are available upon request.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

In 1996, the Company and Pacesetter, Inc. jointly sued CPI, a subsidiary of Guidant, in the United States District Court, District of Minnesota, for patent infringement of Pacesetter's bradycardia patents and the Company's tachycardia patents. In connection with the Cross-License Agreement with St. Jude Medical, Inc. in May 1997 and pursuant to a court order in July 1997, the Company is now the sole party to the litigation involving the Company's tachycardia patents. The Company asserted that the Mini I and Mini II ICDs CPI was making at that time infringed certain of the Company's patent rights. Discovery was limited to the Mini I and Mini II.

On September 16, 1998, the Company was served with a patent infringement suit filed in the District Court of Minnesota by CPI, alleging that the Sentinel ICD, for which Angeion received U.S. Food and Drug Administration Pre-market Approval in August 1998, infringes certain patents of CPI. The Company filed an answer in the lawsuit denying infringement and raising several affirmative defenses.

On April 8, 1999, the Company announced it had reached a settlement with CPI over the patent infringement lawsuit. As a result of this agreement, the Company will grant to CPI a non-exclusive license under all of the Company's patents that cover cardiac stimulation devices. CPI made a one-time payment of $35,000,000 to settle claims for past damages and the license. CPI and Guidant have agreed not to sue the Company for future infringement with respect to Angeion's Lyra 2020 and Model 2030 ICD Series product lines. The Company has agreed to pay a cross-through royalty for those products to the Estate of Dr. Michael Mirowski, which owns certain patents licensed to CPI.


ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

In March 1999, pursuant to the Investment Agreement with Sanofi-Synthelabo, in exchange for $10,000,000 the Company issued to Sanofi-Synthelabo warrants to purchase 909,017 and 540,541 shares of the Company's Common Stock at prices of $0.10 and $11.10 per share, respectively. These warrants expire on March 12, 2009 and March 12, 2002, respectively (before giving effect to the reverse stock split discussed below).

In issuing such warrants, the Company relied upon Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In connection with such transactions, Sanofi-Synthelabo represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities issued in such transactions. Sanofi-Synthelabo had adequate access, through their due diligence effort, to information about the Company.

On May 7, 1999, the Company's Board of Directors approved a one-for-ten reverse stock split of the Company's Common Stock for shareholders of record at the close of business on May 17, 1999. The reverse stock split is being implemented as part of the Company's previously announced restructuring plan.


ITEM 5.  OTHER INFORMATION.

On May 11, 1999, the Company entered into a Withdrawal Agreement (the "Withdrawal Agreement") with ELA pursuant to which the Company withdrew from its membership in ELA*Angeion. Under the terms of the Withdrawal Agreement, ELA will have sole responsibility for the operations of ELA*Angeion and will assume certain warranty coverage, technical service and regulatory compliance services for which the Company is currently responsible under applicable law, the supply agreement between the Company and ELA*Angeion, and contracts with third parties for Model 2000 and 2010 Series ICD products and associated leads and programmers supplied to such third parties and implanted in human beings in the United States (including associated programmers for such ICD models). The Company will retain potential product liability obligations from patients and has agreed to maintain at its own expense through May 10, 2004, product liability insurance with limits of liability at least as high as those currently in place, subject to availability on commercially reasonable terms.

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

                  3.4 Amended Bylaws (incorporated by reference to Exhibit 4.2 contained in the Company's Registration Statement on Form S-3 (File No. 333-04993)).

                  10.1 Asset Purchase Agreement dated as of August 2, 1999 between the Company and Sanofi-Synthelabo.

                  12 Computation of ratio of earnings to fixed charges.

                  27                  Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ANGEION CORPORATION


Dated:  August 16, 1999        By:  /s/ James B. Hickey, Jr.
                               -----------------------------
                                      James B. Hickey, Jr.
                                      President and Chief Executive Officer
                                     (principal executive officer and acting
                                      principal financial officer)

                                  EXHIBIT INDEX


                  Exhibit             Description of Document                        Method of Filing

                  3.1                 Articles of Merger, including Amended and      Incorporated by
                                      Restated Articles of Incorporation             reference
                                      (incorporated by reference to Exhibit 3A
                                      contained in the Company's Registration
                                      Statement on Form 8-A (File No. 0-17019)).

                  3.2                 Amendment to the Company's Amended and         Incorporated by
                                      Restated Articles of Incorporation             reference
                                      (incorporated by reference to Exhibit 4.3
                                      contained in the Company's Registration
                                      Statement on Form S-3 (File No.
                                      333-36005)).

                  3.3                 Amendment to the Company's Amended and         Incorporated by
                                      Restated Articles of Incorporation             reference
                                      (incorporated by reference to Exhibit 4.4
                                      to the Company's Registration Statement on
                                      Form S-3 (File No. 333-50557)).

                  3.4                 Amended Bylaws (incorporated by reference      Incorporated by
                                      to Exhibit 4.2 contained in the Company's      reference
                                      Registration Statement on Form S-3 (File
                                      No. 333-04993)).

                  10.1                Asset Purchase Agreement dated as of           Filed herewith
                                      August 2, 1999 between the Company and
                                      Sanofi-Synthelabo.

                  12                  Computation of ratio of earnings to fixed      Filed herewith
                                      charges.

                  27                  Financial Data Schedule.                       Filed herewith
