Form 10-Q/A
period 1999-06-30
ANGEION CORP/MN
filed 1999-10-06
CIK 815093

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

            10.2 Withdrawal Agreement dated as of May 11, 1999 by and between the Company and ELA Medical, Inc.

            10.3 Amendment and Termination of Implantable Cardioverter Defibrillator Product Manufacturing and Supply Agreement dated as of May 11, 1999 by and between the Company and ELA* Angeion, LLC.

            10.4 Amendment of Implantable Cardioverter Defibrillator Product Manufacturing and Supply Agreement dated May 11, 1999 by and between the Company and ELA Medical, S. A.

            10.5 Amendment to Investment and Master Strategic Relationship Agreement dated as of May 11, 1999 between the Company and Synthelabo

            10.6 Settlement Agreement and Mutual Release dated as of May 11, 1999 by and between the Company, ELA Medical, Inc., and ELA Medical, S. A.

            12          Computation of ratio of earnings to fixed charges.

            27          Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    ANGEION CORPORATION


Dated: October 6, 1999              By:  /s/ James B. Hickey, Jr.
                                    ----------------------------------------
                                         James B. Hickey, Jr.
                                         President and Chief Executive Officer
                                         (principal executive officer and acting
                                          principal financial officer)

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

      4.1        Warrant dated as of March 12, 1999 in the      Previously Filed
                 name of Synthelabo to purchase 9,090,171 shares of Common Stock.

      4.2        Warrant dated as of March 12, 1999 in the      Previously Filed
                 name of Synthelabo to purchase 5,405,405 shares of Common Stock.

      10.1       Letter Amendment dated as of March 12, 1999    Previously Filed
                 to the Amended and Restated Investment and Master Strategic Relationship Agreement dated as of October 9, 1997 between the Company and Synthelabo.

      10.2       Withdrawal Agreement dated as of May 11,       Filed herewith
                 1999 by and between the Company and ELA
                 Medical, Inc.

      10.3       Amendment and Termination of Implantable       Filed herewith
                 Cardioverter Defibrillator Product
                 Manufacturing and Supply Agreement dated as of May 11, 1999 by and between the Company and ELA* Angeion, LLC.

      10.4       Amendment of Implantable Cardioverter          Filed herewith
                 Defibrillator Product Manufacturing and
                 Supply Agreement dated May 11, 1999 by and between the Company and ELA Medical, S. A.

      10.5       Amendment to Investment and Master Strategic   Filed herewith
                 Relationship Agreement dated as of May 11,
                 1999 between the Company and Synthelabo

      10.6       Settlement Agreement and Mutual Release        Filed herewith
                 dated as of May 11, 1999 by and between the Company, ELA Medical, Inc., and ELA Medical,
                 S. A.

      12         Computation of ratio of earnings to fixed      Previously Filed
                 charges.

      27         Financial Data Schedule.                       Previously Filed