Form 10-Q
period 1999-09-30
ANGEION CORP/MN
filed 1999-11-15
CIK 815093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-13543

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

                                   YES _X_ NO

            Common stock, par value $.01 per share: 4,009,109 shares
                       outstanding as of November 11, 1999

                          PART I. FINANCIAL INFORMATION

ITEM        DESCRIPTION                                                     Page
----        -----------                                                     ----

ITEM 1.     FINANCIAL STATEMENTS.

            Consolidated Balance Sheets (unaudited)                            1
            - September 30, 1999 and December 31, 1998.

            Consolidated Statements of Operations (unaudited)                  2
            - For the Three and Nine Months Ended September 30, 1999 and 1998.

            Consolidated Statements of Cash Flows (unaudited)                  3
            - For the Nine Months Ended September 30, 1999 and 1998.

            Notes to Consolidated Financial Statements (unaudited).            4


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                  8
            CONDITION AND RESULTS OF OPERATIONS.


                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.                                                17

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                 19

            SIGNATURES.                                                       20

            EXHIBIT INDEX.                                                    21

                               ANGEION CORPORATION
                           Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998
                                   (unaudited)

                                                                    September 30,      December 31,
                                                                        1999               1998
                                                                    -------------     -------------
ASSETS
------

Current assets:
      Cash and cash equivalents                                     $  27,071,736     $   1,827,637
      Accounts receivable, net:
           Trade                                                          502,724         1,587,669
           Other                                                          162,930           102,426
      Inventories                                                         226,598         6,377,359
      Prepaid expenses and other current assets                         1,224,630           623,573
                                                                    -------------     -------------

            TOTAL CURRENT ASSETS                                       29,188,618        10,518,664

Property and equipment, net                                             1,885,401         6,880,822
Investment in joint venture, net                                        1,526,340         3,221,003
Other assets, net                                                       1,658,768         2,272,918
                                                                    -------------     -------------

             TOTAL ASSETS                                           $  34,259,127     $  22,893,407
                                                                    =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
      Accounts payable                                              $     301,350     $   2,959,755
      Accrued payroll, vacation and related costs                          54,432           983,060
      Other accrued expenses                                            1,352,683         1,882,268
      Deferred income                                                          --         1,198,021
                                                                    -------------     -------------

            TOTAL CURRENT LIABILITIES                                   1,708,465         7,023,104

Long-term debt                                                         20,198,000        22,150,000
                                                                    -------------     -------------

            TOTAL LIABILITIES                                          21,906,465        29,173,104
                                                                    -------------     -------------

Shareholders' equity (deficit):
      Common stock, $.01 par value. Authorized
        7,500,000 shares; issued and outstanding
        4,009,109 shares at September 30, 1999,
        and 3,879,656 shares at December 31, 1998                          40,091            38,797
      Additional paid-in capital                                      128,679,410       116,879,840
      Unamortized value of restricted stock                                    --          (118,066)
      Cumulative translation adjustment                                    (8,757)          (24,650)
      Accumulated deficit                                            (116,358,082)     (123,055,618)
                                                                    -------------     -------------

            TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                       12,352,662        (6,279,697)
                                                                    -------------     -------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  34,259,127     $  22,893,407
                                                                    =============     =============

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 1999 and 1998
                                   (unaudited)

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30,
                                                      1999             1998             1999             1998
                                                  ------------     ------------     ------------     ------------
Net sales                                         $  1,178,316     $  1,613,863     $  5,174,601     $  3,081,978
                                                  ------------     ------------     ------------     ------------

Operating expenses:
      Manufacturing                                  6,059,219        2,585,432       10,987,783        6,452,491
      Research and development                         924,285        5,391,486        6,372,246       15,943,033
      Selling, general and administrative            1,235,979        1,924,077        4,235,261        5,573,220
      Restructuring                                         --               --        4,503,979               --
                                                  ------------     ------------     ------------     ------------

            Total operating expenses                 8,219,483        9,900,995       26,099,269       27,968,744
                                                  ------------     ------------     ------------     ------------

OPERATING LOSS                                      (7,041,167)      (8,287,132)     (20,924,668)     (24,886,766)
                                                  ------------     ------------     ------------     ------------

Other income (expense), net:
      Equity in net loss of joint venture                   --         (432,622)      (1,694,664)      (1,596,987)
      Gain on sale of patents and
            technology                                      --        2,050,000               --        2,050,000
      Loss on disposal of fixed assets                (156,134)              --         (155,145)              --
      Royalties                                        (28,680)              --          (64,979)              --
      Net proceeds (expense)
            from settlement of lawsuits
                  and grant of license rights         (316,692)              --       30,790,392               --
      Interest expense                                (517,780)        (603,996)      (1,835,707)      (1,549,554)
      Interest income                                  328,165          140,483          753,368          462,870
                                                  ------------     ------------     ------------     ------------

            Other income (expense)                    (691,121)       1,153,865       27,793,265         (633,671)
                                                  ------------     ------------     ------------     ------------

Net income (loss) before taxes                      (7,732,288)      (7,133,267)       6,868,597      (25,520,437)

Provision for income taxes                              57,000               --          171,060               --
                                                  ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                 $ (7,789,288)    $ (7,133,267)    $  6,697,537     $(25,520,437)
                                                  ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON SHARE:
            Basic                                 $      (1.94)    $      (2.11)    $       1.68     $      (7.65)

            Assuming dilution                     $      (1.94)    $      (2.11)    $       1.25     $      (7.65)

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING:
            Basic                                    4,009,659        3,381,536        3,992,324        3,336,435

            Assuming dilution                        4,009,659        3,381,536        6,225,106        3,336,435

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 1998
                                   (unaudited)

                                                                               1999             1998
                                                                           ------------     ------------
OPERATING ACTIVITIES:
Net income (loss)                                                          $  6,697,537     $(25,520,437)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
      Depreciation and amortization                                           1,880,626        1,771,337
      Compensation expense on grant of stock and stock options                  251,922        1,222,004
      Gain on sale of patents and technology                                         --       (2,050,000)
      Loss on disposal of fixed assets                                          155,146          316,084
      Loss on asset impairment                                                4,402,446               --
      Equity in net loss of joint venture                                     1,694,664        1,596,987
      Changes in operating assets and liabilities:
              Accounts receivable                                             1,024,440       (1,821,242)
              Inventory                                                       4,994,025       (2,044,552)
              Prepaid expenses and other current assets                        (716,416)        (581,620)
              Accounts payable                                               (2,157,944)         748,619
              Accrued expenses                                               (1,458,213)       1,304,511
              Deferred income                                                (1,198,020)       1,237,680
                                                                           ------------     ------------
                   Net cash provided by (used in) operating activities       15,570,213      (23,820,629)
                                                                           ------------     ------------

INVESTING ACTIVITIES:
Proceeds from the sale of fixed assets                                          422,974               --
Investments in joint venture                                                         --       (5,561,595)
Payments for purchases of property and equipment                                (52,215)      (2,245,632)
                                                                           ------------     ------------
                   Net cash provided by (used in) investing activities          370,759      (7,807,227)
                                                                           ------------     ------------

FINANCING ACTIVITIES:
Net proceeds from issuance of debt and warrants                               5,790,073       19,769,397
Net proceeds from issuance of common stock and warrants                       9,997,622        5,000,000
Proceeds from exercise of stock options and warrants                                 --          314,688
Repayment of debt                                                            (6,500,461)              --
                                                                           ------------     ------------
                   Net cash provided by financing activities                  9,287,234       25,084,085

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                             15,893          (33,619)
                                                                           ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         25,244,099       (6,577,390)

Cash and cash equivalents:
      Beginning of period                                                     1,827,637       14,052,115
                                                                           ------------     ------------
      End of period                                                        $ 27,071,736     $  7,474,725
                                                                           ============     ============

Supplemental disclosure of cash flow information:
-------------------------------------------------
      Cash paid during the period for interest                             $    992,883     $     36,442

Non-cash investing and financing activity:
------------------------------------------
      Conversion of debt to equity                                         $  1,951,994     $         --
      Transfer of property and equipment to joint venture                            --          438,405
      Property acquired subject to capital leases                                    --          800,000

See accompanying notes to consolidated financial statements.

                               ANGEION CORPORATION

                                    Form 10-Q

                               September 30, 1999

                   Notes to Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting pursuant to the published rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments and non-recurring adjustments related to restructuring and asset impairment charges) considered necessary for fair presentation of the financial statements have been included. See Note 6 and 7. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

2.   NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Income (loss) per share assuming dilution reflects the potential dilution to basic income (loss) per share that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the if-converted and treasury stock methods based upon the weighted-average fair value of the Company's common shares during the period.

3.   EQUITY IN LOSS OF JOINT VENTURE

On January 1, 1998, ELA*Angeion, LLC (the "Joint Venture"), a joint venture owned equally by the Company and ELA Medical, Inc. ("ELA Medical"), a wholly owned subsidiary of Sanofi-Synthelabo (formerly Synthelabo), a French pharmaceutical company, began operations. A proportional amount of the loss from the Joint Venture is accounted for under the equity method and appears as a component of Other Income (Expense) in the Company's Consolidated Statements of Operations. In May 1999, the Company withdrew from the Joint Venture under a withdrawal agreement with ELA Medical (the "Withdrawal Agreement"). Prior to its withdrawal from the Joint Venture, the Company's proportional share of sales, cost of sales and any resultant gain or loss related to assets sold to the Joint Venture remaining on the books of the Joint Venture at the end of the applicable reporting period had been eliminated. As a result of the Withdrawal Agreement, the Company's remaining investment in the Joint Venture will be recovered. The Company's proportional share of sales and cost of sales and resultant gain or loss related to assets sold to the Joint Venture, were entirely recognized in May 1999. During the third quarter of 1999, ELA*Angeion, LLC changed its name to ELA Medical, LLC.

At September 30, 1999, the remaining investment in the Joint Venture of $1,526,340 will be recovered through consideration to be received in connection with the planned closing of the ELA Agreement described in Note 5.

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

5.   SHAREHOLDERS' EQUITY (DEFICIT)

On March 5, 1999, the Company received U.S. Food and Drug Administration ("FDA") Pre-market Approval

("PMA") for its Lyra(TM) 2020 Series ICDs and AngePass(TM) lead series, which allows the Company to market these products in the U.S. As a result of the PMA, the Company received the final two $5,000,000 equity investments from its strategic partner, Sanofi-Synthelabo, pursuant to the Investment and Master Strategic Relationship Agreement (the "Investment Agreement"), the Company entered into with Sanofi-Synthelabo in October 1997. In exchange for the $10,000,000 equity investment, the Company issued Sanofi-Synthelabo warrants to purchase 909,017 and 540,541 shares of the Company's Common Stock at prices of $0.10 and $11.10 per share, respectively.

On May 7, 1999, the Company's Board of Directors approved a one-for-ten reverse stock split of the Company's Common Stock for shareholders of record at the close of business on May 17, 1999. The reverse stock split was implemented as part of the Company's previously announced restructuring plan discussed below. All share and per share information contained in this report has been retroactively adjusted to reflect the impact of the reverse stock split.

On August 3, 1999, the Company announced that it had entered into an agreement (the "ELA Agreement") to transfer certain assets and grant a one-way, non-exclusive, fully paid-up, royalty free, and perpetual worldwide license to its patents and patent applications relating to cardiac stimulation devices to ELA Medical. As part of the ELA Agreement, the Company will transfer ownership of its flat capacitor technology and its AngePass 4040, 4080 and 4090 Series lead systems, including related regulatory approvals and obligations, to ELA Medical. In exchange, the Company will receive all 745,996 shares of the Company's Common Stock owned by Sanofi-Synthelabo and the warrants owned by Sanofi-Synthelabo to purchase approximately 1.9 million shares of the Company's Common Stock. Closing of the transactions contemplated by the ELA Agreement is subject to the approval of the Company's shareholders and consent by the holders (the "Note Holders") of the Company's 7 1/2% Senior Convertible Notes Due 2003 (the "Notes"). See Note 6.

Upon closing of the transactions contemplated by the ELA Agreement, the Company will be relieved of all further obligations to supply implantable cardiac defibrillator products "ICDs" to ELA Medical outside of the United States. The Company's obligations to supply ICDs to ELA Medical in the United States is governed by the manufacturing and supply agreement entered into as part of the Withdrawal Agreement. See Note 6. Also upon closing, the Company will be relieved of its obligation under the Investment Agreement to enter into a patent and related intellectual property cross license with Sanofi-Synthelabo. In certain circumstances pursuant to which the transactions contemplated by the ELA Agreement do not close, including but not limited to a failure of either the shareholders to approve, or the Note Holders to consent to such transactions, the Company will enter into a cross-license agreement with ELA Medical pursuant to which the Company would provide ELA Medical with a non-exclusive, fully paid-up, royalty-free and perpetual worldwide license to the Company's patents and patent applications related to cardiac stimulation devices in consideration for the granting by ELA Medical to the Company of a non-exclusive, fully paid-up, royalty-free and perpetual worldwide license to ELA Medical's patents and patent applications related to cardiac stimulation devices.

6.   RESTRUCTURINGS

In January 1999, the Company announced a restructuring plan (the "January Restructuring") to help reduce its cash flow burn rate. As a result of the January Restructuring, the Company reduced approximately 20 percent of its total employee base, including 40 percent of the Company's senior management team. The Company took a restructuring charge in the first quarter of 1999 of approximately $720,000 for expenses related to severance costs and other employee benefits associated with the reduction in work force. The activity for the quarters ended June 30, 1999 and September 30, 1999 consisted principally of related severance and employee benefits and includes the reversal of $30,000 and $20,000, respectively, for employee outplacement services not utilized. The January Restructuring was completed during the current quarter. Details of the January Restructuring activity are as follows:

                                                    Employee
                                                   severance
                                                  and benefits
                                                ----------------

Initial January Restructuring                      $ 720,000

Activity for the quarter ended March 31, 1999       (618,000)
                                                   ---------

   Accrued restructuring at March 31, 1999           102,000

Activity for the quarter ended June 30, 1999         (82,000)
                                                   ---------

   Accrued restructuring at June 30, 1999             20,000

Activity for the quarter ended Sept. 30, 1999        (20,000)
                                                   ---------

   Accrued restructuring at Sept. 30, 1999                --
                                                   =========

In April 1999, the Company announced a second restructuring plan (the "April Restructuring") to refocus its business and reduce operating expenses. As a result of the April Restructuring, the Company reduced its workforce by approximately 75 percent of its total employee base, while retaining the staff necessary to support its ongoing operations and clinical, regulatory and engineering staff needed to provide customer support for the Company's Lyra series of ICDs and existing implants. In addition, the Company continued to provide agreed-upon amounts of product to ELA Medical under the terms of its amended supply agreements. For the three-month period ended June 30, 1999, the Company recorded a restructuring charge of approximately $3,784,000. The activity for the quarter ended September 30, 1999 includes the reversal of $10,000 for employee outplacement services not utilized. The Company anticipates completing the April Restructuring by the end of the current fiscal year. Details of the April Restructuring activity are as follows:

                                                   Employee
                                                   severance     Fixed asset    Inventory     Total April
                                                 and benefits    write-down     write-off    Restructuring
                                               -----------------------------------------------------------
Initial April Restructuring                      $ 1,627,000      $ 500,000    $ 1,657,000   $ 3,784,000

Activity for the quarter ended June 30, 1999      (1,597,000)      (500,000)    (1,657,000)   (3,754,000)
                                                 -----------      ---------    -----------   -----------

   Accrued restructuring at June 30, 1999             30,000             --             --        30,000

Activity for the quarter ended Sept. 30, 1999        (15,000)            --             --       (15,000)
                                                 -----------      ---------    -----------   -----------

   Accrued restructuring at Sept. 30, 1999            15,000             --             --        15,000
                                                 ===========      =========    ===========   ===========


On May 11, 1999, the Company entered into the Withdrawal Agreement pursuant to which the Company withdrew from its membership in the Joint Venture. Under the terms of the Withdrawal Agreement, ELA Medical has sole responsibility for the operations of the Joint Venture. In addition, ELA Medical has assumed certain warranty coverage, technical service and regulatory compliance services for which the Company was responsible under (i) applicable law, (ii) the supply agreement between the Company and the Joint Venture, and (iii) contracts with third parties for Model 2000 and 2010 Series ICD products and associated leads and programmers supplied to such third parties and implanted in human beings in the United States (including associated programmers for such ICD models). The Company retains potential product liability obligations from patients and has agreed to maintain at its own expense through May 10, 2004, product liability insurance with limits of liability at least as high as those in place as of the date of the Withdrawal Agreement, subject to availability on commercially reasonable terms.

In connection with the consummation of the transactions contemplated by the Withdrawal Agreement, the Company entered into the following related transactions: (i) the Company amended and terminated its supply agreement with the Joint Venture and entered into a new manufacturing and supply agreement with ELA Medical for supply of ICD products in the United States under which the Company has agreed to supply a limited number of ICD products to the Joint Venture according to the terms of its supply agreement and provide any future ICD products directly to ELA Medical; (ii) the Company amended its manufacturing and supply agreement with ELA Medical S.A., an affiliate of ELA Medical, to limit certain of the Company's obligations to supply ICD products thereunder and to provide for the assumption by ELA Medical S.A. of warranty coverage, technical service and regulatory compliance services for which the Company was responsible under (a) applicable law, (b) the supply agreement between the Company and ELA Medical S.A., and (c) contracts with third parties for Model 2000 and 2010 Series ICD products and associated leads and programmers supplied to such third parties and implanted in human beings in Europe and Japan (including associated programmers for such ICD models); (iii) the Company amended the Investment Agreement with Sanofi-Synthelabo to allow for the actions contemplated by the Withdrawal Agreement to occur; and (iv) the Company, ELA Medical and ELA Medical S.A. entered into a Settlement Agreement and Mutual Release releasing each party thereto and all of its affiliates from any and all claims made by such other party in connection with, arising from or related to the Joint Venture and certain of the contractual obligations arising from or contemplated by the terms of the joint venture relationship.

7. ASSET IMPAIRMENT

In the three-month period ended September 30, 1999, the Company fulfilled its current contractual obligations to supply ICD products to ELA Medical and related entities. Due to the fact that anticipated future orders for ICDs from ELA Medical and others were insufficient for the Company to recover its existing investment in manufacturing equipment and inventory, the Company recorded asset impairment charges in the third quarter of 1999 of approximately $1.2 million and $2.7 million related to the write-off of inventory and the write-down of property and equipment, respectively. The write-down of property and equipment and the write-off of inventory consisted of assets no longer utilized in the operations of the business that were either disposed of during the nine-months ended September 30, 1999 or which are being held for sale. These assets are carried at liquidation value with depreciation suspended. The liquidation value for such assets was determined by a third party and was the basis for such write-down.

8.   SETTLEMENT AND GRANT OF TECHNOLOGY LICENSE

On September 16, 1999, the Company entered into an agreement (the "Medtronic Agreement") with Medtronic, Inc. ("Medtronic") to (i) settle any potential claims between the Company and Medtronic with respect to certain intellectual property rights relating to ICDs, (ii) sell certain unfiled patent disclosures of the Company to Medtronic relating to the Company's cardiac stimulation devices, and (iii) grant to Medtronic a one-way, non-exclusive, fully paid-up, royalty-free and perpetual worldwide license to the Company's patents and patent applications relating to cardiac stimulation devices. As consideration therefore, Medtronic will pay to the Company cash in the amount of $9.0 million (of which the Company will net approximately $8.5 million after payment of certain transaction-related expenses). Closing of the transactions contemplated by the Medtronic Agreement is subject to the approval of the Company's shareholders and consent by the Company's Note Holders.

The Company believes that consummation of the transactions contemplated by the ELA Agreement and the Medtronic Agreement, taken as a whole, may constitute a sale of substantially all of the property or assets of the Company pursuant to
Section 302A.661 of the Minnesota Business Corporation Act. Accordingly, the Company plans to hold a meeting of shareholders to approve such transactions and to simultaneously request consent of the Note Holders to supplement the indenture related to the Notes to prevent any requirement of the Company to repurchase or accelerate payment with respect to the outstanding Notes in connection with the closing of each of the ELA Agreement and the Medtronic Agreement.

9.   ACQUISITION OF MEDICAL GRAPHICS

On September 23, 1999, the Company announced that it had entered into an agreement (the "Medical Graphics Agreement") with Medical Graphics, Inc., a publicly held Minnesota corporation ("Medical Graphics"), pursuant to which the Company will acquire Medical Graphics through the merger (the "Merger") of Medical Graphics with a wholly-owned subsidiary of the Company. The consideration to be paid by the Company in connection with the Merger is approximately $16.3 million cash. Upon consummation of the Merger, it is the Company's intention to focus its efforts primarily on the cardiopulmonary and respiratory markets served by Medical Graphics. Consummation of the Merger is subject to approval of the shareholders of Medical Graphics.

10.  LITIGATION AND CONTINGENCIES

Subsequent to the April Restructuring announcement, the Company communicated with the Note Holders in order to discuss its financial condition and address concerns of the Note Holders related to the Indenture (the "Indenture") dated April 14, 1998, between the Company and U.S. Bank National Association, as Trustee for the Notes (the "Trustee").

In July 1999, approximately 25% of the Note Holders contacted the Trustee to ask that the Trustee determine whether or not the Company violated the terms of the Indenture by allegedly selling all or substantially all of its assets by virtue of certain transactions with Cordis-Webster and Guidant Medical, the Withdrawal Agreement and its restructurings which, if true, could result in the Company being obligated to repurchase the Notes at a purchase price equal to 101% of the principal amount. The Company believes that it has complied with all of the terms of the Indenture and disagrees with the assertion of the Note Holders that a "designated event" has occurred. Representatives of the Company met with the Trustee in August 1999 to respond to the Note Holders concerns.

On September 24, 1999, the Trustee on behalf of the Note Holders brought suit against the Company in the District Court for the Fourth Judicial District of Minnesota in the County of Hennepin. The lawsuit seeks a declaratory judgment and related relief requiring the Company to commence a Designated Event Offer under the terms of the Indenture to repurchase the Notes in the principal amount of $20,198,000 at a premium as provided in the Indenture and awarding the Trustee its costs, disbursements and attorneys' fees and other damages as may be appropriate. The lawsuit further seeks to impose a trust on an amount of not less than $23 million of the Company's assets. Specifically, the Trustee has claimed that the Company violated the terms of the Indenture by allegedly selling all or substantially all of its assets by virtue of certain transactions with Cordis-Webster and Guidant Medical, the Withdrawal Agreement and the January Restructuring and April Restructuring. On October 14, 1999, the Company filed its Answer and Counterclaim against the Trustee, denying that a Designated Event had occurred or that a Designated Event Offer was required and asserting claims against the Trustee for tortious interference with prospective economic advantage, abuse of process, breach of contract and declaratory relief to the effect that no Designated Event has occurred and that the Note Holders are not entitled to have their Notes repurchased as requested by the Trustee. The Trustee has yet to answer the Counterclaim.

The Trustee has filed an interlocutory motion with the Court seeking the issuance of a temporary injunction mandating that the Company immediately commence a Designated Event Offer pursuant to the Indenture and ordering the Company to deposit, in a separate interest-bearing account at a federally insured bank, the sum of $23 million for the benefit of the Trustee and subject to further Order of the Court. The Company has opposed the Trustee's request on grounds that, for numerous legal and equitable reasons, it is not entitled to obtain such prejudgment relief. The matter has been set for hearing before the Court on November 16, 1999. The Company has also noticed its Motion to dispose of the Trustee's lawsuit on the merits and with prejudice which will be heard by the Court on December 13, 1999. The Company's moving papers will be served and filed on November 15, 1999 in accordance with the Rules of Court.

Unless the Trustee is successful in obtaining a Court order requiring the Company to deposit funds for the benefit of the Trustee, the Company has adequate funds to consummate the Merger (without giving effect to the transactions contemplated by either of the ELA Agreement or the Medtronic Agreement) and intends to do so upon the satisfaction of the conditions to the Merger. Accordingly, the Company plans and is contractually obligated under the Medical Graphics Agreement, to consummate the Merger whether or not the shareholders approve the Company's plan to engage in transactions that may result in a sale of substantially all of the Company's property or assets or the Note Holders consent to supplement the Indenture related to the Notes to prevent any requirement of the Company to repurchase or accelerate payment with respect to the outstanding Notes in connection with the closing of each of the ELA Agreement and the Medtronic Agreement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS.

The Company's operations consist primarily of its efforts related to its implantable cardioverter defibrillator ("ICD") products.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Total sales decreased to $1,178,316 for the three-month period ended September 30, 1999, compared to $1,613,863 for the three-month period ended September 30, 1998, due primarily to reduced sales of ICDs and leads. In the three-month period ended September 30, 1999, revenue consisted primarily of sales of ICDs and leads to ELA*Angeion, LLC (the "Joint Venture"), a joint venture owned equally by the Company and ELA Medical, Inc. ("ELA Medical"), a wholly owned subsidiary of Sanofi-Synthelabo (formerly Synthelabo), a French pharmaceutical company, and international sales to ELA Medical.

Manufacturing expense increased 134 percent to $6,059,219 for the three-month period ended September 30, 1999, compared to $2,585,432 for the three-month period ended September 30, 1998. The increase was primarily due to the write-off of obsolete inventory totaling approximately $1.2 million and the write-down of property and equipment of approximately $2.7 million, partially offset by reduced spending and lower production volume for the three-month period ended September 30, 1999, compared to the three-month period ended September 30, 1998.

Research and development expense decreased to $924,285 for the three-month period ended September 30, 1999, compared to $5,391,486 for the three-month period ended September 30, 1998. This decrease was primarily due to reduced payroll and expense spending related to the January and April Restructuring plans that allowed the Company to decrease its cash flow burn rate. For the three-month period ended September 30, 1999, expenses consisted primarily of depreciation, salaries, wages and contractual settlements.

Selling, general and administrative expense decreased to $1,235,979 for the three-month period ended September 30, 1999, compared to $1,924,077 for the three-month period ended September 30, 1998. This decrease was primarily the result of efforts to reduce spending, lower payroll expenses and lower expenses related to sales and marketing.

Interest expense decreased to $517,780 for the three-month period ended September 30, 1999, compared to $603,996 for the three-month period ended September 30, 1998. Interest expense for these periods related primarily to the 7 1/2% Senior Convertible Notes (the "Notes") issued in April 1998 and the amortization of debt issuance costs. The decrease in interest expense can be attributed to lower debt amortization expenses as a result of a lower average balance outstanding during the three-month period ended September 30, 1999, compared to the three-month period ended September 30, 1998.

Interest income increased 134 percent to $328,165 for the three-month period ended September 30, 1999, compared to $140,483 for the three-month period ended September 30, 1998. The increase was due to the higher average invested cash balances in the period due primarily to funds received in the settlement of lawsuits with Cardiac Pacemakers, Inc. ("CPI").

The Company recorded a net loss of $7,789,288, or $1.94 per share, in the three-month period ended September 30, 1999, compared to a net loss of $7,133,267, or $2.11 per share, in the three-month period ended September 30, 1998. The increased net loss for the three-month period ended September 30, 1999 was primarily the result of the write-down of property and equipment of approximately $2.7 million, the write-off of inventory of approximately $1.2 million and lower sales of products and patents and technology, partially off-set by lower research and development expense.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Total sales increased to $5,174,601 for the nine-month period ended September 30, 1999, compared to $3,081,978 for the nine-month period ended September 30, 1998, due primarily to an increase in sales of ICDs and leads and the recognition of previously deferred income. In the nine-month periods ended September 30, 1999 and 1998, revenue consisted primarily of sales to the Joint Venture and international sales to ELA Medical. Sales to the Joint Venture, through the date of withdrawal, included a sales elimination entry to reflect the Company's proportional share of product still held by the Joint Venture as of the end of the period. As a result of the Company's withdrawal from the Joint Venture in the second quarter of 1999, the Company recognized previously deferred income during the nine-month period ended September 30, 1999. In addition, sales for the nine-month period ended September 30, 1998 were limited as a result of a temporary suspension of ICD clinical implants during the latter part of 1997 and the first part of 1998 due to technical issues. The Company received approval from the FDA in January 1998 to resume clinical studies.

Manufacturing expense increased 70 percent to $10,987,783 for the nine-month period ended September 30, 1999, compared to $6,452,491 for the nine-month period ended September 30, 1998. The increase was primarily due to increased sales, increased production volume, the write-off of obsolete inventory totaling approximately $1.2 million and the write-down of property and equipment of approximately $2.7 million for the period ended September 30, 1999, partially offset by efforts to reduce spending by the Company in order to decrease its cash flow burn rate.

Research and development expense decreased 60 percent to $6,372,246 for the nine-month period ended September 30, 1999, compared to $15,943,033 for the nine-month period ended September 30, 1998. This decrease was primarily due to reduced spending by the Company in order to decrease its cash flow burn rate. Expenses during the nine-month period ended September 30, 1999 consisted primarily of salaries, wages, depreciation and other research and development activities.

Selling, general and administrative expense decreased 24 percent to $4,235,261 for the nine-month period ended September 30, 1999, compared to $5,573,220 for the nine-month period ended September 30, 1998. This decrease was primarily due to lower payroll expenses and efforts to reduce spending for the nine-month period ended September 30, 1999, compared to the nine-month period ended September 30, 1998.

Interest expense increased to $1,835,707 for the nine-month period ended September 30, 1999, compared to $1,549,554 for the nine-month period ended September 30, 1998. The increase was due to a higher average balance of outstanding Notes for the period and interest related to two term loans entered into in January of 1999.

Interest income increased 63 percent to $753,368 for the nine-month period ended September 30, 1999, compared to $462,870 for the nine-month period ended September 30, 1998. The increase was due to higher average invested cash balances in the nine-month period ended September 30, 1999 as a result of funds received in the settlement of lawsuits with CPI.

Restructuring charges for the nine-month period ended September 30, 1999 totaled $4,503,979 offset by $60,000 of employee outplacement services not utilized. These expenses related primarily to employee severance, other employee benefits, inventory write-offs and write-downs of property and equipment as a result of the Company's January Restructuring and April Restructuring.

The Company recorded a net profit of $6,697,537, or $1.68 per share, in the nine-month period ended September 30, 1999, compared to a net loss of $25,520,437, or $7.65 per share, in the nine-month period ended September 30, 1998. The net profit per share is primarily a result of the net proceeds from the settlement of lawsuits with, and grant of a non-exclusive license to, CPI, partially off-set by operating losses, the write-down of certain property and equipment and the write-off of inventory. See "Restructuring and Asset Impairment."


LIQUIDITY AND CAPITAL RESOURCES

On March 5, 1999, the Company received FDA PMA approval for its Lyra(TM) 2020 Series ICDs and AngePass(TM) Lead Series, which allows the Company to market these products in the U.S. As a result of the PMA, the Company received the final two $5,000,000 equity investments from its strategic partner, Sanofi-Synthelabo, pursuant to the Investment Agreement the Company entered into with Sanofi-Synthelabo in October 1997. In exchange for the $10,000,000 equity investment, the Company issued Sanofi-Synthelabo warrants to purchase 909,017 and 540,541 shares of the Company's Common Stock at prices of $0.10 and $11.10 per share, respectively.

The Company announced in April 1999 that it had settled all ongoing litigation with CPI and its parent company, Guidant Corporation ("Guidant"), for $35,000,000. As a result of the settlement, the Company granted to CPI a non-exclusive license under all of the Company's patents that cover cardiac stimulation devices. CPI made a one-time payment of $35,000,000 to settle claims for past damages and for the license. CPI and Guidant agreed not to sue the Company for future infringement with respect to the Company's Lyra 2020 and Model 2030 Series of ICD product lines. The Company agreed to pay a pass-through royalty for those products to the Estate of Dr. Michel Mirowski, which owns certain patents licensed to CPI. After the payment of legal fees and other expenses associated with the lawsuits, the Company retained approximately $31,100,000 of net proceeds from the CPI settlement.

On August 3, 1999, the Company announced that it had entered into an agreement (the "ELA Agreement") to transfer certain assets and grant a one-way, non-exclusive, fully paid-up, royalty free, and perpetual worldwide license to its patents and patent applications relating to cardiac stimulation devices to ELA Medical. As part of the ELA Agreement, the Company will transfer ownership of its flat capacitor technology and its AngePass 4040, 4080 and 4090 Series lead systems, including related regulatory approvals and obligations, to ELA Medical. In exchange, the Company will receive all 745,996 shares of the Company's Common Stock owned by Sanofi-Synthelabo and the warrants owned by Sanofi-Synthelabo to purchase approximately 1.9 million shares of the Company's Common Stock. Closing of the transactions contemplated by the ELA Agreement is subject to the approval of the Company's shareholders and consent by the holders (the "Note Holders") of the Notes. See Note 6.

Upon closing of the transactions contemplated by the ELA Agreement, the Company will be relieved of all further obligations to supply implantable cardiac defibrillator products "ICDs" to ELA Medical outside of the United States. The Company's obligations to supply ICDs to ELA Medical in the United States is governed by the manufacturing and supply agreement entered into as part of the Withdrawal Agreement. See Note 6. Also upon closing, the Company will be relieved of its obligation under the Investment Agreement to enter into a patent and related intellectual property cross license with Sanofi-Synthelabo. In certain circumstances pursuant to which the transactions contemplated by the ELA Agreement do not close, including but not limited to a failure of either the shareholders to approve, or the Note Holders to consent to such transactions, the Company will enter into a cross-license agreement with ELA Medical pursuant to which the Company would provide ELA Medical with a non-exclusive, fully paid-up, royalty-free and perpetual worldwide license to the Company's patents and patent applications related to cardiac stimulation devices in consideration for the granting by ELA Medical to the Company of a non-exclusive, fully paid-up, royalty-free and perpetual worldwide license to ELA Medical's patents and patent applications related to cardiac stimulation devices.

In the three-month period ended September 30, 1999, the Company fulfilled its current contractual obligations to supply ICD products to ELA Medical and related entities. Due to the fact that anticipated future orders for ICDs from ELA Medical and others were insufficient for the Company to recover its existing investment in manufacturing equipment and inventory, the Company recorded asset impairment charges in the third quarter of 1999 of approximately $1.2 million and $2.7 million related to the write-off of inventory and the write-down of property and equipment, respectively. The write-down of property and equipment and the write-off of inventory consisted of assets no longer utilized in the operations of the business that were either disposed of during the nine-months ended September 30, 1999 or which are being held for sale. These assets are carried at liquidation value with depreciation suspended. The liquidation value for such assets was determined by a third party and was the basis for such write-down.

On September 16, 1999, the Company entered into an agreement (the "Medtronic Agreement") with Medtronic, Inc. ("Medtronic") to (i) settle any potential claims between the Company and Medtronic with respect to certain intellectual property rights relating to ICDs, (ii) sell certain unfiled patent disclosures of the Company to Medtronic relating to the Company's cardiac stimulation devices, and (iii) grant to Medtronic a one-way, non-exclusive, fully paid-up, royalty-free and perpetual worldwide license to the Company's patents and patent applications relating to cardiac stimulation devices. As consideration therefore, Medtronic would pay to the Company cash in the amount of $9.0 million (of which the Company will net approximately $8.5 million after payment of certain transaction-related expenses). Closing of the transactions contemplated by the Medtronic Agreement is subject to the approval of the Company's shareholders and consent by the Company's Note Holders.

The Company believes that consummation of the transactions contemplated by the ELA Agreement and the Medtronic Agreement, taken as a whole, may constitute a sale of substantially all of the property or assets of the Company pursuant to
Section 302A.661 of the Minnesota Business Corporation Act. Accordingly, the Company plans to hold a meeting of shareholders to approve such transactions and to simultaneously request consent of the Note Holders to supplement the indenture related to the Notes to prevent any requirement of the Company to repurchase or accelerate payment with respect to the outstanding Notes in connection with the closing of each of the ELA Agreement and the Medtronic Agreement.

On September 23, 1999, the Company announced that it had entered into an agreement (the "Medical Graphics Agreement") with Medical Graphics, Inc., a publicly held Minnesota corporation ("Medical Graphics"), pursuant to which the Company would acquire Medical Graphics through the merger (the "Merger") of Medical Graphics with a wholly-owned subsidiary of the Company. The consideration to be paid by the Company in connection with the Merger is approximately $16.3 million cash. Upon consummation of the Merger, it is the Company's intention to focus its efforts primarily on the cardiopulmonary and respiratory markets served by Medical Graphics. Consummation of the Merger is subject to approval of the shareholders of Medical Graphics and other customary conditions.

Subsequent to the April Restructuring announcement, the Company communicated with the Note Holders in order to discuss its financial condition and address concerns of the Note Holders related to the Indenture (the "Indenture") dated April 14, 1998, between the Company and U.S. Bank National Association, as Trustee for the Notes (the "Trustee"). In July 1999, approximately 25% of the Note Holders contacted the Trustee to ask that the Trustee determine whether or not the Company violated the terms of the Indenture by allegedly selling all or substantially all of its assets by virtue of certain transactions with Cordis-Webster and Guidant Medical, the Withdrawal Agreement and its restructurings which, if true, could result in the Company being obligated to repurchase the Notes at a purchase price equal to 101% of the principal amount. The Company believes that it has complied with all of the terms of the Indenture and disagrees with the assertion of the Note Holders that a "designated event" has occurred. Representatives of the Company met with the Trustee in August 1999 to respond to the Note Holders concerns.

On September 24, 1999, the Trustee on behalf of the Note Holders brought suit against the Company in the District Court for the Fourth Judicial District of Minnesota in the County of Hennepin. The lawsuit seeks a declaratory judgment and related relief requiring the Company to commence a Designated Event Offer under the terms of the Indenture to repurchase the Notes in the principal amount of $20,198,000 at a premium as provided in the Indenture and awarding the Trustee its costs, disbursements and attorneys' fees and other damages as may be appropriate. The lawsuit further seeks to impose a trust on an amount of not less than $23 million of the Company's assets. Specifically, the Trustee has claimed that the Company violated the terms of the Indenture by allegedly selling all or substantially all of its assets by virtue of certain transactions with Cordis-Webster and Guidant Medical, the Withdrawal Agreement and the January Restructuring and April Restructuring. On October 14, 1999, the Company filed its Answer and Counterclaim against the Trustee, denying that a Designated Event had occurred or that a Designated Event Offer was required and asserting claims against the Trustee for tortious interference with prospective economic advantage, abuse of process, breach of contract and declaratory relief to the effect that no Designated Event has occurred and that the Note Holders are not entitled to have their Notes repurchased as requested by the Trustee. The Trustee has yet to answer the Counterclaim.

The Trustee has filed an interlocutory motion with the Court seeking the issuance of a temporary injunction mandating that the Company immediately commence a Designated Event Offer pursuant to the Indenture and ordering the Company to deposit, in a separate interest-bearing account at a federally insured bank, the sum of $23 million for the benefit of the Trustee and subject to further Order of the Court. The Company has opposed the Trustee's request on grounds that, for numerous legal and equitable reasons, it is not entitled to obtain such prejudgment relief. The matter has been set for hearing before the Court on November 16, 1999. The Company has also noticed its Motion to dispose of the Trustee's lawsuit on the merits and with prejudice which will be heard by the Court on December 13, 1999. The Company's moving papers will be served and filed on November 15, 1999 in accordance with the Rules of Court.

Unless the Trustee is successful in obtaining a Court order requiring the Company to deposit funds for the benefit of the Trustee, the Company has adequate funds to consummate the Merger (without giving effect to the transactions contemplated by either of the ELA Agreement or the Medtronic Agreement) and intends to do so upon the satisfaction of the conditions to the Merger. Accordingly, the Company plans and is contractually obligated under the Medical Graphics Agreement, to consummate the Merger whether or not the shareholders approve the Company's plan to engage in transactions that may result in a sale of substantially all of the Company's property or assets or the Note Holders consent to supplement the Indenture related to the Notes to prevent any requirement of the Company to repurchase or accelerate payment with respect to the outstanding Notes in connection with the closing of each of the ELA Agreement and the Medtronic Agreement.

Net cash provided by operating activities in the nine-month period ended September 30, 1999 were $15,570,213, compared to net cash used in operating activities of $23,820,629 in the nine-month period ended September 30, 1998. The change was primarily due to the settlement of the lawsuits with CPI and continued efforts to reduce spending by the Company, partially offset by cash used as a result of the January Restructuring and April Restructuring.

Investing activities provided cash of $370,759 and $7,807,227 for the nine-month periods ended September 30, 1999 and 1998, respectively. In the nine-month period ended September 30, 1998, the Company invested $5,561,595 in the Joint Venture and used cash of $2,245,632 for purchases of property and equipment primarily related to research and development equipment and the opening of the Company's new offices. Net cash provided by investing activities for the nine-month period ended September 30, 1999 consisted primarily of proceeds from the sale of fixed assets.

At September 30, 1999, the Company had cash and cash equivalents of $27,071,736.


RESTRUCTURING AND ASSET IMPAIRMENT

In January 1999, the Company announced a restructuring plan (the "January Restructuring") to help reduce its cash flow burn rate. As a result of the January Restructuring, the Company reduced approximately 20 percent of its total employee base, including 40 percent of the Company's senior management team. The Company took a restructuring charge in the first quarter of 1999 of approximately $720,000 for expenses related to severance costs and other employee benefits associated with the reduction in work force. The activity for the quarters ended June 30, 1999 and September 30, 1999 consisted principally of related severance and employee benefits and includes the reversal of $30,000 and $20,000, respectively, for employee outplacement services not utilized. The January Restructuring was completed during the current quarter. Details of the January Restructuring activity are as follows:

                                                    Employee
                                                   severance
                                                  and benefits
                                                ----------------

Initial January Restructuring                      $ 720,000

Activity for the quarter ended March 31, 1999       (618,000)
                                                   ---------

   Accrued restructuring at March 31, 1999           102,000

Activity for the quarter ended June 30, 1999         (82,000)
                                                   ---------

   Accrued restructuring at June 30, 1999             20,000

Activity for the quarter ended Sept. 30, 1999        (20,000)
                                                   ---------

   Accrued restructuring at Sept. 30, 1999                --
                                                   =========


In April 1999, the Company announced a second restructuring plan (the "April Restructuring") to refocus its business and reduce operating expenses. After a thorough analysis by its Board of Directors and management, the Company decided to limit its participation in the ICD marketplace in order to re-deploy its resources toward opportunities that may result in greater shareholder value. As part of the April Restructuring, the Company continued to explore strategic alternatives for the Company, including the potential license or sale of certain of its assets. The Board of Directors also began contacting numerous investment bankers and other industry sources on a non-exclusive basis, to explore business expansion opportunities. The Company targeted affordable, profitable medical device companies with management infrastructure and proven technology to serve as a platform for growth and increasing shareholder value. As a result of this process, on September 23, 1999, the Company announced that it had entered into the Medical Graphics Agreement, pursuant to which the Company would acquire Medical Graphics through the merger of Medical Graphics with a wholly-owned subsidiary of the Company. The consideration to be paid by the Company in connection with the Merger is approximately $16.3 million cash. Upon consummation of the Merger, it is the Company's intention to focus its efforts on the markets served by and business operations of Medical Graphics. Consummation of the Merger is subject to approval of the shareholders of Medical Graphics.

As a result of the April Restructuring, the Company reduced its workforce by approximately 75 percent of its total employee base, while retaining the staff necessary to support its ongoing operations and clinical, regulatory and engineering staff needed to provide customer support for the Company's Lyra series of ICDs and existing implants. In addition, the Company continued to provide agreed-upon amounts of product to ELA Medical under the terms of its amended supply agreements. For the three-month period ended June 30, 1999, the Company recorded a restructuring charge of approximately $3,784,000. The activity for the quarter ended September 30, 1999 includes the reversal of $10,000 for employee outplacement services not utilized. The Company anticipates completing the April Restructuring by the end of the current fiscal year. Details of the April Restructuring activity are as follows:

                                                   Employee
                                                   severance     Fixed asset    Inventory     Total April
                                                 and benefits    write-down    write-down    Restructuring
                                               -----------------------------------------------------------
Initial April Restructuring                      $ 1,627,000      $ 500,000    $ 1,657,000   $ 3,784,000

Activity for the quarter ended June 30, 1999      (1,597,000)      (500,000)    (1,657,000)   (3,754,000)
                                                 -----------      ---------    -----------   -----------

   Accrued restructuring at June 30, 1999             30,000             --             --        30,000

Activity for the quarter ended Sept. 30, 1999        (15,000)            --             --       (15,000)
                                                 -----------      ---------    -----------   -----------

   Accrued restructuring at Sept. 30, 1999            15,000             --             --        15,000
                                                 ===========      =========    ===========   ===========


On May 11, 1999, the Company entered into a Withdrawal Agreement (the "Withdrawal Agreement") with ELA Medical pursuant to which the Company withdrew from its membership in the Joint Venture. Under the terms of the Withdrawal Agreement, ELA Medical has sole responsibility for the operations of the Joint Venture. In addition, ELA Medical has assumed certain warranty coverage, technical service and regulatory compliance services for which the Company was responsible under (i) applicable law, (ii) the supply agreement between the Company and the Joint Venture, and (iii) contracts with third parties for Model 2000 and 2010 Series ICD products and associated leads and programmers supplied to such third parties and implanted in human beings in the United States (including associated programmers for such ICD models). The Company retains potential product liability obligations from patients and has agreed to maintain at its own expense through May 10, 2004, product liability insurance with limits of liability at least as high as those in place as of the date of the Withdrawal Agreement, subject to availability on commercially reasonable terms.

In connection with the consummation of the transactions contemplated by the Withdrawal Agreement, the Company entered into the following related transactions: (i) the Company amended and terminated its supply agreement with the Joint Venture and entered into a new manufacturing and supply agreement with ELA Medical for supply of ICD products in the United States under which the Company has agreed to supply a limited number of ICD products to the Joint Venture according to the terms of its supply agreement and provide any future ICD products directly to ELA Medical; (ii) the Company amended its manufacturing and supply agreement with ELA Medical S.A., an affiliate of ELA Medical, to limit certain of the Company's obligations to supply ICD products thereunder and to provide for the assumption by ELA Medical S.A. of warranty coverage, technical service and regulatory compliance services for which the Company was responsible under (a) applicable law, (b) the supply agreement between the Company and ELA Medical S.A., and (c) contracts with third parties for Model 2000 and 2010 Series ICD products and associated leads and programmers supplied to such third parties and implanted in human beings in Europe and Japan (including associated programmers for such ICD models); (iii) the Company amended the Investment Agreement with Sanofi-Synthelabo to allow for the actions contemplated by the Withdrawal Agreement to occur; and (iv) the Company, ELA Medical and ELA Medical S.A. entered into a Settlement Agreement and Mutual Release releasing each party thereto and all of its affiliates from any and all claims made by such other party in connection with, arising from or related to the Joint Venture and certain of the contractual obligations arising from or contemplated by the terms of the joint venture relationship.

On August 3, 1999, the Company announced that it had entered into an agreement (the "ELA Agreement") to transfer certain assets and grant a one-way, non-exclusive, fully paid-up, royalty free, and perpetual worldwide license to its patents and patent applications relating to cardiac stimulation devices to ELA Medical. As part of the ELA Agreement, the Company will transfer ownership of its flat capacitor technology and its AngePass 4040, 4080 and 4090 Series lead systems, including related regulatory approvals and obligations, to ELA Medical. In exchange, the Company will receive all 745,996 shares of the Company's Common Stock owned by Sanofi-Synthelabo and the warrants owned by Sanofi-Synthelabo to purchase approximately 1.9 million shares of the Company's Common Stock. Closing of the transactions contemplated by the ELA Agreement is subject to the approval of the Company's shareholders and consent of the holders (the "Note Holders") of the Notes. See Note 6.

Upon closing of the transactions contemplated by the ELA Agreement, the Company will be relieved of all further obligations to supply implantable cardiac defibrillator products "ICDs" to ELA Medical outside of the United States. The Company's obligations to supply ICDs to ELA Medical in the United States is governed by the manufacturing and supply agreement entered into as part of the Withdrawal Agreement. See Note 6. Also upon closing, the Company will be relieved of its obligation under the Investment Agreement to enter into a patent and related intellectual property cross license with Sanofi-Synthelabo. In certain circumstances pursuant to which the transactions contemplated by the ELA Agreement do not close, including but not limited to a failure of either the shareholders to approve, or the Note Holders to consent to such transactions, the Company will enter into a cross-license agreement with ELA Medical pursuant to which the Company would provide ELA Medical with a non-exclusive, fully paid-up, royalty-free and perpetual worldwide license to the Company's patents and patent applications related to cardiac stimulation devices in consideration for the granting by ELA Medical to the Company of a non-exclusive, fully paid-up, royalty-free and perpetual worldwide license to ELA Medical's patents and patent applications related to cardiac stimulation devices.

In the three-month period ended September 30, 1999, the Company fulfilled its current contractual obligations to supply ICD products to ELA Medical and related entities. Due to the fact that anticipated future orders for ICDs from ELA Medical and others were insufficient for the Company to recover its existing investment in manufacturing equipment and inventory, the Company recorded asset impairment charges in the third quarter of 1999 of approximately $1.2 million and $2.7 million related to the write-off of inventory and the write-down of property and equipment, respectively. The write-down of property and equipment and the write-off of inventory consisted of assets no longer utilized in the operations of the business that were either disposed of during the nine-months ended September 30, 1999 or which are being held for sale. These assets are carried at liquidation value with depreciation suspended. The liquidation value for such assets was determined by a third party and was the basis for such write-down.

IMPACT OF YEAR 2000

All companies that use computers must address problems that could occur when the year changes from 1999 to 2000. In the past, many computers and software used two digits instead of four to identify the year when storing and processing dates. This practice could cause a computer to use or calculate an incorrect date as the year 2000 approaches.

The Company has a Year 2000 Oversight team in place, and has commenced efforts to address all potential Year 2000 issues. The team has divided the project into the following areas: products; manufacturing and test equipment; business systems; facilities; and third parties. Each area has been evaluated and has been brought into compliance using the following five phases:

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

All of the Company's past and current products were designed, manufactured and tested to perform correctly in the next century. All equipment used to manufacture and test these products is inventoried and has been updated, if necessary, to Year 2000 compliance. The Company has completed its analysis of both critical and non-critical business systems and the Company believes they are Year 2000 compliant. The Company has, and will continue to, require written documentation from third party vendors indicating that they are Year 2000 compliant. The Company has an extremely limited number of past products that have been distributed and may still be in use. The Company's assessment of liability related to the ability of these products to perform correctly in the next century as a result of the date change from 1999 to 2000 is that there is no liability with respect to these products.

Many of the Company's systems were purchased or implemented within the last few years and are Year 2000 compliant, keeping remediation costs relatively low. The total expenditures to comply with the Year 2000 issues are estimated to be no more than $200,000, however, additional unforeseen expenses that surface may cause actual expenses to be materially greater than expected.

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


CERTAIN IMPORTANT FACTORS

The discussion above contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements by their nature involve substantial risks and uncertainties. Actual results may differ materially depending on a variety of factors, including, but not limited to the following: approval of the transactions contemplated by the Sanofi-Synthelabo agreement and the Medtronic Agreement by the Company's shareholders and Note Holders; satisfaction of certain other conditions to the closing of the transactions contemplated by the ELA Agreement and the Medtronic Agreement; successful resolution of the litigation related to the Company's 7 1/2% Senior Convertible Notes due 2003; the costs to support the Company's ongoing operations and to provide customer support for the Company's products; the demand for and cost of supplying the Company's products; the costs associated with refocusing the Company's business; the ability of the Company to conduct its business with a reduced workforce; the satisfaction of the conditions to the closing of the transactions contemplated by the Medical Graphics Agreement and the closing of such transactions; the ability of the Company to successfully use an acquired business as a platform for growth and increasing shareholder value; and continued listing on the Nasdaq National Market. Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the prior discussion is qualified in its entirety by, the Risk Factors contained in the Company's Annual Report of Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission ("SEC") and the Company's other periodic filings with the SEC, copies of which are available upon request.


                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

On September 24, 1999, U.S. Bank National Association, as Trustee, on behalf of holders of 7 1/2% Senior Convertible Notes Due 2003 ("Trustee") brought suit against the Company in the District Court for the Fourth Judicial District of Minnesota in the County of Hennepin. The lawsuit seeks a declaratory judgment and related relief requiring the Company to commence a Designated Event Offer under the terms of the Indenture, dated April 14, 1998, between the Company and Trustee (the "Indenture"), to repurchase the Notes in the principal amount of $20,198,000 at a premium as provided in the Indenture and awarding the Trustee its costs, disbursements and attorneys' fees and other damages as may be appropriate. The lawsuit further seeks to impose a trust on an amount of not less than $23 million of the Company's assets. Specifically, the Trustee has claimed that the Company violated the terms of the Indenture by allegedly selling all or substantially all of its assets by virtue of certain transactions with Cordis-Webster and Guidant Medical, the Withdrawal Agreement and its January Restructuring and April Restructuring. On October 14, 1999, the Company filed its Answer and Counterclaim against the Trustee, denying that a Designated Event had occurred or that a Designated Event Offer was required and asserting claims against the Trustee for tortious interference with prospective economic advantage, abuse of process, breach of contract and declaratory relief to the effect that no Designated Event has occurred and that the Note Holders are not entitled to have their Notes repurchased as requested by the Trustee. The Trustee has yet to reply to the Counterclaim.

The Trustee has filed an interlocutory motion with the Court seeking the issuance of a temporary injunction mandating that the Company immediately commence a Designated Event Offer pursuant to the Indenture and ordering the Company to deposit, in a separate interest-bearing account at a federally insured bank, the sum of $23 million for the benefit of the Trustee and subject to further Order of the Court. The Company has opposed the Trustee's request on grounds that, for numerous legal and equitable reasons, it is not entitled to obtain such prejudgment relief. The matter has been set for hearing before the Court on November 16, 1999. The Company has also noticed its Motion to dispose of the Trustee's lawsuit on the merits and with prejudice which will be heard by the Court on December 13, 1999. The Company's moving papers will be served and filed on November 15, 1999 in accordance with the Rules of Court.

Unless the Trustee is successful in obtaining a Court order requiring the Company to deposit funds for the benefit of the Trustee, the Company has adequate funds to consummate the Merger (without giving effect to the transactions contemplated by either of the ELA Agreement or the Medtronic Agreement) and intends to do so upon the satisfaction of the conditions to the Merger. Accordingly, the Company plans and is contractually obligated under the Medical Graphics Agreement, to consummate the Merger whether or not the shareholders approve the Company's plan to engage in transactions that may result in a sale of substantially all of the Company's property or assets or the Note Holders consent to supplement the Indenture related to the Notes to prevent any requirement of the Company to repurchase or accelerate payment with respect to the outstanding Notes in connection with the closing of each of the ELA Agreement and the Medtronic Agreement.

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

        3.4 Amended Bylaws (incorporated by reference to Exhibit 4.2 contained in the Company's Registration Statement on Form S-3 (File No. 333-04993)).

        10.1 Asset Purchase Agreement dated as of August 2, 1999 between the Company and Sanofi-Synthelabo.

        10.2 Settlement, License and Asset Purchase Agreement dated September 16, 1999 between the Company and Medtronic, Inc.

        10.3 Agreement and Plan of Merger by and among Medical Graphics Corporation, a Minnesota Corporation, Angeion Corporation, a Minnesota Corporation, and ANG Acquisition Corporation, a Minnesota Corporation, dated as of September 22, 1999 (incorporated by reference to Exhibit 2 to the Company's Current Report of Form 8-K dated September 22, 1999 (File No. 1-13543)).

        # 10.4    Letter Agreement with James B. Hickey, Jr. dated October 8,
                  1999.

        12        Computation of ratio of earnings to fixed charges.

        27        Financial Data Schedule.

                  # Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.


(b)     Reports on Form 8-K

        A Form 8-K was filed on October 5, 1999 related to the proposed merger between the Company and Medical Graphics Corporation, based on an Agreement and Plan of Merger dated September 22, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ANGEION CORPORATION


Dated: November 15, 1999             By: /s/ James B. Hickey, Jr.
                                     ----------------------------
                                         James B. Hickey, Jr.
                                         President and Chief Executive Officer
                                         (principal executive officer and acting
                                         principal financial officer)

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

10.1        Asset Purchase Agreement dated as of August 2,      Filed herewith
            1999 between the Company and Sanofi-Synthelabo.

10.2        Settlement, License and Asset Purchase Agreement    Filed herewith
            dated September 16, 1999 between the Company and Medtronic, Inc.

10.3        Agreement and Plan of Merger by and among           Incorporated by
            Medical Graphics Corporation, a Minnesota           reference
            Corporation, Angeion Corporation, a Minnesota
            Corporation, and ANG Acquisition Corporation, a
            Minnesota Corporation, dated as of September 22,
            1999 (incorporated by reference to Exhibit 2 to the Company's Current Report of Form 8-K dated
            September 22, 1999 (File No. 1-13543)).

# 10.4      Letter Agreement with James B. Hickey, Jr. dated    Filed herewith
            October 8, 1999.

12          Computation of ratio of earnings to fixed           Filed herewith
            charges.

27          Financial Data Schedule.                            Filed herewith

            # Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.