Form 10-K
period 1999-12-31
ANGEION CORP/MN
filed 2000-04-14
CIK 815093

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 001-13543

                               ANGEION CORPORATION
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                    41-1579150
   (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

                350 Oak Grove Parkway, St. Paul, Minnesota 55127
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (651) 484-4874

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value
                         Preferred Stock Purchase Rights

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 31, 2000, 3,379,724 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers) was approximately $9,608,000.

                                     PART I

ITEM 1.    BUSINESS.

         UNLESS THE CONTEXT REQUIRES OTHERWISE, REFERENCES IN THIS FORM 10-K TO ANGEION MEANS ANGEION CORPORATION, WHILE REFERENCES TO MEDICAL GRAPHICS OR MEDGRAPHICS REFERS TO MEDICAL GRAPHICS CORPORATION, A WHOLLY-OWNED SUBSIDIARY OF ANGEION. ANGEION ACQUIRED MEDICAL GRAPHICS IN DECEMBER 1999. FOR PERIODS AFTER DECEMBER 21, 1999 ANGEION AND MEDICAL GRAPHICS ARE COLLECTIVELY REFERRED TO AS THE "COMPANY."

(a)      GENERAL DEVELOPMENT OF BUSINESS.

         Angeion Corporation was incorporated in Minnesota in May 1986 for the purpose of developing, manufacturing and selling medical products. The Company initially used its engineering and manufacturing technologies to custom design and manufacture products to customers' specifications while it devoted its research and development capabilities to designing proprietary products. In July 1988, Angeion merged with Verde Ventures Incorporated, a public company organized in March 1987 that had no operations at the time of the merger. Verde Ventures Incorporated, the surviving legal entity, changed its name to Angeion Corporation and continued the business of the pre-merger Angeion Corporation.

         In August 1990, the Company established a subsidiary to assume responsibility for the intensified research efforts on the development of a laser catheter ablation system, and in October 1990, the Company acquired a company engaged in the development of an automatic implantable cardioverter defibrillator ("ICD") system. Subsequent to this acquisition, Angeion designed, developed, manufactured and marketed products, including ICDs, that treat irregular heartbeats (arrhythmias). ICDs are designed to treat abnormally rapid heartbeats in the ventricular (or lower) chambers of the heart, a condition known as ventricular tachycardia ("VT"), and a severe form of VT known as ventricular fibrillation ("VF"), that if not terminated will lead to sudden cardiac death. ICDs are electronic devices that are implanted within the body and are connected to the heart with defibrillator leads. These devices monitor the patient's heartbeat and, in the event of VT or VF, deliver an electrical shock to return the heartbeat to normal rhythm.

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

         In October 1997, the Company entered into a strategic relationship with Synthelabo, a French pharmaceutical company, pursuant to which Synthelabo purchased Common Stock and warrants from the Company under an Investment and Master Strategic Relationship Agreement (the "Investment

Agreement"). In May 1999, Synthelabo and Sanofi, S.A. merged and created a new French pharmaceutical company, Sanofi-Synthelabo. All future references in this Form 10-K to this entity will be to Sanofi-Synthelabo. In addition, ELA Medical, S.A., a subsidiary of Sanofi-Synthelabo, marketed the Company's products in European and Japanese markets and ELA Medical, Inc., another subsidiary of Sanofi-Synthelabo, formed a U.S. joint venture ("Joint Venture") with the Company that combined the two companies' sales and marketing functions and served as the U.S. selling organization for both companies. Pursuant to the Investment Agreement, Sanofi-Synthelabo made equity investments totaling $20 million prior to December 31, 1998.

         Through December 31, 1998, the Company had incurred operating losses every year since inception and at December 31, 1998 had an accumulated deficit since inception of $123.0 million and a shareholder's deficit of $6.3 million. During the year ended December 31, 1998, the Company had net sales of $4.6 million and an operating loss of $36.6 million.

         In January 1999, the Company announced a restructuring plan (the "January 1999 Restructuring") to help reduce its cash flow burn rate. As a result of the January 1999 Restructuring, the Company reduced approximately 20 percent of its total employee base, including 40 percent of the Company's senior management team. The Company took a restructuring charge in the first quarter of 1999 of approximately $720,000 for expenses related to severance costs and other employee benefits associated with the reduction in work force.

         On March 5, 1999, the Company received U.S. Food and Drug Administration ("FDA") Premarket Approval ("PMA") for its Lyra-TM- 2020 Series ICDs and AngePass-TM- lead series, which allowed Angeion to market these products in the U.S. As a result of the PMA, the Company received the final two $5,000,000 equity investments from its strategic partner, Sanofi-Synthelabo, pursuant to the Investment Agreement. In exchange for the $10,000,000 equity investment, the Company issued Sanofi-Synthelabo warrants to purchase 909,017 and 540,541 shares of the Company's Common Stock at prices of $0.10 and $11.10 per share, respectively.

         In April 1999, the Company announced a second restructuring plan (the "April 1999 Restructuring") to refocus its business and reduce operating expenses. As a result of the April 1999 Restructuring, the Company reduced its workforce by approximately 75 percent of its total employee base, while retaining the staff necessary to support its ongoing operations and the clinical, regulatory and engineering staff needed to provide customer support for the Company's Lyra series of ICDs and existing implants. In addition, the Company continued to provide agreed-upon amounts of product to ELA Medical under the terms of its amended supply agreements.

         On April 5, 1999, the Company reached a settlement of its ongoing litigation with Cardiac Pacemakers, Inc. ("CPI") and its parent company, Guidant Corporation ("Guidant"). ("April 1999 CPI Agreement") In connection with the settlement, the Company granted to CPI a non-exclusive license (the "CPI License") under all of the Company's patents that covered cardiac stimulation devices and CPI made a one-time payment of $35,000,000 to the Company to settle claims for past damages and for the CPI License. After payment of legal fees and other expenses associated with the litigation, the Company retained approximately $31,000,000 in cash from this settlement. In connection with the settlement of the CPI/Guidant litigation, Guidant agreed not to sue the Company for future infringement with respect to the Company's current model Series 2020 and next generation model Series 2030 ICD product lines, thus allowing the Company to pay a reasonable royalty and market its most advanced ICD products free from claims of infringement.

         On May 7, 1999, the Company's Board of Directors approved a one-for-ten reverse stock split of the Company's Common Stock for shareholders of record at the close of business on May 17, 1999. All share and per share information contained in this report on Form 10-K has been retroactively adjusted to reflect the impact of the reverse stock split.

         On May 11, 1999, the Company entered into a withdrawal agreement ("Withdrawal Agreement") pursuant to which the Company withdrew from its membership in the Joint Venture. Under the terms of the Withdrawal Agreement, ELA Medical received sole responsibility for the operations of the Joint Venture. In addition, ELA Medical assumed certain warranty coverage, technical service and regulatory compliance services for which the Company was responsible under (i) applicable law, (ii) the supply agreement between the Company and the Joint Venture, and (iii) contracts with third parties for Model 2000 and 2010 Series ICD products and associated leads and programmers supplied to such third parties and implanted in human beings in the United States (including associated programmers for such ICD models). The Company retained potential product liability obligations from patients and agreed to maintain at its own expense through May 10, 2004, product liability insurance with limits of liability at least as high as those in place as of the date of the Withdrawal Agreement, subject to availability on commercially reasonable terms.

         In connection with consummation of the transactions contemplated by the Withdrawal Agreement, the Company entered into the following related transactions: (i) the Company amended and terminated its supply agreement with the Joint Venture and entered into a new manufacturing and supply agreement with ELA Medical for supply of ICD products in the United States under which the Company agreed to supply a limited number of ICD products to the Joint Venture according to the terms of its supply agreement and provide any future ICD products directly to ELA Medical; (ii) the Company amended its manufacturing and supply agreement with ELA Medical S.A., an affiliate of ELA Medical, to limit certain of the Company's obligations to supply ICD products thereunder and to provide for the assumption by ELA Medical S.A. of warranty coverage, technical service and regulatory compliance services for which the Company was responsible under (a) applicable law, (b) the supply agreement between the Company and ELA Medical S.A., and (c) contracts with third parties for Model 2000 and 2010 Series ICD products and associated leads and programmers supplied to such third parties and implanted in human beings in Europe and Japan (including associated programmers for such ICD models); (iii) the Company amended the Investment Agreement with Sanofi-Synthelabo to allow for the actions contemplated by the Withdrawal Agreement to occur; and (iv) the Company, ELA Medical and ELA Medical S.A. entered into a Settlement Agreement and Mutual Release releasing each party thereto and all of its affiliates from any and all claims made by such other party in connection with, arising from or related to the Joint Venture and certain of the contractual obligations arising from or contemplated by the terms of the joint venture relationship.

         On August 3, 1999, the Company announced that it had entered into an agreement (the "1999 ELA Agreement") to transfer certain assets and grant a one-way, non-exclusive, fully paid-up, royalty 1999 free, and perpetual worldwide license to its patents and patent applications relating to cardiac stimulation devices to ELA Medical. As part of the 1999 ELA Agreement, the Company agree to transfer ownership of its flat capacitor technology and its AngePass 4040, 4080 and 4090 Series lead systems, including related regulatory approvals and obligations, to ELA Medical. In exchange, the Company would receive all 745,994 shares of the Company's Common Stock owned by Sanofi-Synthelabo and the warrants owned by Sanofi-Synthelabo to purchase approximately
1.9 million shares of the Company's Common Stock. Closing of the transactions contemplated by the ELA Agreement was subject to the approval of the Company's shareholders and consent by the holders (the "Note Holders") of the Company's 7 1/2% Senior Convertible Notes Due 2003 (the "Notes").

         Upon closing of the transactions contemplated by the 1999 ELA Agreement, the Company would be relieved of all further obligations to supply implantable cardiac defibrillator products ("ICDs") to ELA Medical outside of the United States. The Company's obligations to supply ICDs to ELA Medical in the United States are governed by the manufacturing and supply agreement entered into as part of the Withdrawal Agreement. Also upon closing, the Company would be relieved of its obligation under the Investment Agreement to enter into a patent and related intellectual property cross license with Sanofi-Synthelabo. In certain circumstances pursuant to which the transactions contemplated by the 1999 ELA Agreement would not close, including but not limited to a failure of either the shareholders to approve, or the Note Holders to consent to such transactions, the Company would be required to enter into a cross-license agreement with ELA Medical pursuant to which the Company would provide ELA Medical with a non-exclusive, fully paid-up, royalty-free and perpetual worldwide license to the Company's patents and patent applications related to cardiac stimulation devices in consideration for the granting by ELA Medical to the Company of a non-exclusive, fully paid-up, royalty-free and perpetual worldwide license to ELA Medical's patents and patent applications related to cardiac stimulation devices.

         As of September 30, 1999, the Company had fulfilled its current contractual obligations to supply ICD products to ELA Medical and related entities. Due to the fact that anticipated future orders for ICDs from ELA Medical and others were insufficient for the Company to recover its existing investment in manufacturing equipment and inventory, the Company recorded asset impairment charges in the third quarter of 1999 of approximately $1.2 million and $2.7 million related to the write-off of inventory and the write-down of equipment and fixtures, respectively. The write-down of equipment and fixtures and the write-off of inventory consisted of assets no longer utilized in the operations of the business that were either disposed of during the nine-months ended September 30, 1999 or which were being held for sale. Those assets are carried at liquidation value with depreciation suspended. The liquidation value for such assets was determined by a third party and was the basis for such write-down.

         On September 16, 1999, the Company entered into an agreement (the "1999 Medtronic Agreement") with Medtronic, Inc. ("Medtronic") to (i) settle any potential claims between the Company and Medtronic with respect to certain intellectual property rights relating to ICDs, (ii) sell certain unfiled patent disclosures of the Company to Medtronic relating to the Company's cardiac stimulation devices, and (iii) grant to Medtronic a one-way, non-exclusive, fully paid-up, royalty-free and perpetual worldwide license to the Company's patents and patent applications relating to cardiac stimulation devices. As consideration therefore, Medtronic agreed to pay to the Company cash in the amount of $9.0 million (of which the Company will net approximately $8.5 million after payment of certain transaction-related expenses). Closing of the transactions contemplated by the 1999 Medtronic Agreement was subject to the approval of the Company's shareholders and consent by the Company's Note Holders.

         The Company believed that there was an issue (i) whether consummation of the transactions contemplated by the 1999 ELA Agreement and the 1999 Medtronic Agreement, taken as a whole, may have constituted a sale of all or substantially all of the property or assets of the Company pursuant to Section 302A.661 of the Minnesota Business Corporation Act and (ii) whether the two transactions, taken as a whole, would constitute a change in control within the meaning of the Indenture (as defined below) covering the Notes. Accordingly, the Company decided to hold a meeting of shareholders to approve these two transactions and to simultaneously request consent of the Note Holders to supplement the Indenture to prevent any obligation of the Company to repurchase or accelerate payment with respect to the outstanding Notes in connection with the closing of each of the 1999 ELA Agreement and the 1999 Medtronic Agreement. Both transactions were approved by the Company's shareholders in February 2000, but did not receive Note Holder consent and were not consummated. As discussed below, in March 2000, however, Angeion entered into and closed similar transactions.

         On September 23, 1999, the Company announced that it had entered into an agreement with Medical Graphics Corporation, a publicly held Minnesota corporation ("Medical Graphics"), pursuant to which the Company would acquire Medical Graphics through the merger (the "Merger") of Medical Graphics with a wholly-owned subsidiary of the Company for aggregate consideration of approximately $16.3 million in cash. The Company announced that upon consummation of the Merger, it was the Company's intention to focus its efforts primarily on the cardiopulmonary and respiratory markets served by Medical Graphics. Consummation of the Merger was subject to approval of the shareholders of Medical Graphics. The Medical Graphics acquisition was completed on December 21, 1999.

         Subsequent to the April 1999 Restructuring announcement, the Company communicated with Holders of its 7 1/2% Convertible Notes due 2003 in order to discuss its financial condition and address concerns of the Note Holders related to the Indenture (the "Indenture") dated April 14, 1998, between the Company and U.S. Bank National Association, as Trustee for the Notes (the "Trustee").

         In July 1999, approximately 25% of the Note Holders contacted the Trustee to ask that the Trustee determine whether or not the Company violated terms of the Indenture by allegedly selling all or substantially all of its assets by virtue of certain transactions with, including a September 1998 agreement with Cordis-Webster, a division of Johnson-Johnson, ("1998 Cordis-Webster Agreement") the April 1999 CPI Agreement, the Withdrawal Agreement, the January 1999 Restructuring and April 1999 Restructuring. If true, the transactions would constitute a "designated event" under the Indenture and could result in the Company being obligated to repurchase the Notes at a purchase price equal to 101% of the principal amount. The Company believed that it had complied with all of the terms of the Indenture and disagreed with the assertion of the Note Holders that a "designated event" had occurred. Representatives of the Company met with the Trustee in August 1999 to respond to the Note Holders concerns.

         On September 24, 1999, the Trustee, on behalf of the Note Holders brought suit against the Company in Hennepin County District Court, the Fourth Judicial District, State of Minnesota. The lawsuit sought declaratory judgment, breach of contract and related relief. The Trustee alleged that certain actions taken by Angeion in 1998 and 1999 constituted the sale of all or substantially all of Angeion's assets, and thereby constituted a Designated Event under the terms of the Indenture governing the Notes. The Trustee sought to obligate Angeion to accelerate payment of the Notes and/or to impose a trust on an amount of funds not less than $23 million of the Company's assets. Specifically, the Trustee claimed that the Company violated the terms of the Indenture by allegedly selling all or substantially all of its assets by virtue of the 1998 Cordis-Webster Agreement, the April 1999 CPI Agreement, the Withdrawal Agreement and the January 1999 Restructuring and April 1999 Restructuring. On October 14, 1999, the Company filed its Answer to the Trustee's complaint, denying that a Designated Event had occurred or that a Designated Event Offer was required. The Company also filed a counterclaim against the Trustee, claiming that the Trustee's complaint was brought in bad faith.

         On October 20, 1999, the Trustee filed a motion with the Court seeking the issuance of a temporary injunction mandating that the Company immediately commence a Designated Event Offer pursuant to the Indenture and ordering the Company to deposit, in a separate interest-bearing account at a federally insured bank, the sum of $23 million for the benefit of the Trustee and subject to further Order of the Court. The Company opposed the Trustee's request on grounds that, for legal and equitable reasons, the Trustee was not entitled to obtain such prejudgment relief. The matter was heard by the Court on November 16, 1999. By order of the Court dated November 30, 1999, the Court denied the Trustee's request for a temporary injunction. The Trustee has appealed this Order.

         On November 15, 1999, Angeion filed a motion for complete dismissal of the Trustee's complaint. On November 30, 1999 the Trustee filed a motion for complete dismissal of Angeion's counterclaims. A hearing was held on both motions on December 28, 1999. By written order dated February 7, 2000, the Court granted both motions. The Court specifically ruled that the transactions of which the Trustee complained did not constitute the sale of all or substantially all of the assets of Angeion, that no Designated Event had occurred, and that the Note holders were not entitled to prepayment of their notes. The Trustee has appealed this order.

         On March 6, 2000, Angeion announced preliminary unaudited revenues for its Medical Graphics subsidiary of approximately $6.0 million and $22.2 million for the three months and twelve months ended December 31, 1999 compared to revenues of $5.8 million and $20.4 million for the three months and twelve months ended December 31, 1998, respectively. Operating income before interest and taxes for the Medical Graphics subsidiary was expected to be more than $450,000 and $1.3 million for the fourth quarter and year ended December 31, 1999, respectively.

         At that time, Angeion also announced that it had largely completed its assimilation of the Medical Graphics business and intended to focus its future efforts primarily on the markets served by and business operations of Medical Graphics and the acquisition and development of future businesses that contribute to shareholder value. Additionally, Angeion announced that Medical Graphics now comprised a majority of the total assets of Angeion and generated a majority of the revenues of Angeion. Angeion indicated that as a result, it decided to pursue the license or transfer of its ICD technology and intended to discontinue the ICD product line and expected the last sales of ICD products to occur during the first half of 2000.

         On March 15, 2000, the Company, through Medical Graphics, acquired the operating assets of AeroSport, Inc., a privately held Ann Arbor, Michigan corporation, and obtained an exclusive worldwide license to AeroSport's patented technology. AeroSport is a leading global supplier of gas exchange metabolic analyzers for the health, fitness, and research and education markets. The acquisition of the assets included the purchase of inventory, fixed assets and certain intellectual property for approximately $450,000. In addition, Medical Graphics entered into an exclusive worldwide license agreement for AeroSport's patented technology for royalty payments of 5% of net sales of products covered by those patents up to a maximum of $850,000, with a $700,000 minimum over seven years required to retain those rights.

         On March 23, 2000, the Company executed and closed a Settlement, License and Asset Purchase Agreement with Medtronic under which the Company granted Medtronic a one-way, non-exclusive, fully paid-up, royalty free license for its cardiac stimulation technology ("2000 Medtronic agreement"). The agreement was similar to the 1999 Medtronic Agreement that was never consummated. As part of the agreement, the Company sold to Medtronic certain unfiled patent disclosures relating to cardiac stimulation devices. Under the agreement, the Company and Medtronic also agreed to release each other from any patent infringement claims for products sold or used prior to the closing date. In connection with the transaction, Medtronic made a one-time payment of $9,000,000 to the Company.

         On March 24, 2000, the Company executed and closed an Asset Purchase Agreement, together with a separate License agreement and ancillary documents, with ELA Medical and Sanofi-Synthelabo under which the Company granted to ELA Medical a one-way, non-exclusive, fully paid-up, royalty free license for its cardiac stimulation technology ("2000 ELA agreement"). The 2000 ELA agreement was similar to the 1999 ELA agreement. As part of the 2000 ELA Agreement, the Company sold to Sanofi-Synthelabo and ELA Medical certain of its assets and liabilities related to the manufacture and sale of cardiac stimulation devices. In connection with the transaction, Sanofi-Synthelabo surrendered 745,994 shares of the Company's common stock and warrants to purchase an additional 1,897,186 shares, including warrants to purchase 909,017 shares at ten cents per share.

         The agreements with Medtronic and with ELA Medical and Sanofi-Synthelabo have added approximately $8,400,000 in cash to the Company, net of certain transaction costs, and decreased the number of outstanding shares of the Company by approximately 18 percent.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         The Company operates in a single industry segment: the research, development, manufacture and marketing of medical devices.

(c)      NARRATIVE DESCRIPTION OF BUSINESS.

GENERAL

         Angeion, through its Medical Graphics Corporation subsidiary, designs products and related software that assist health care professionals in the prevention, early detection and cost-effective treatment of heart and lung disease and the evaluation of sleep disorders. Medical Graphics products include pulmonary function testing equipment, cardiopulmonary exercise testing systems and computerized sleep diagnostic systems.

         PULMONARY FUNCTION TESTING SYSTEMS. Pulmonary function testing helps health care professionals diagnose lung diseases, such as asthma and emphysema, and manage treatment of their patients. Pulmonary function testing applications include screening asthma patients, assessing preoperative and post-operative risk of heart and lung surgery patients, evaluating lung damage from occupational exposures and documenting responses to therapy.

         MedGraphics pulmonary function testing systems are operated with its proprietary BreezePF Windows 98/NT software, which is designed to operate in a simple, easy-to-use manner. These pulmonary function testing systems are sold under the Profiler name.

         The MedGraphics pulmonary function products use a patented "expert system" to assist physicians in the interpretation of patient test results. MedGraphics pulmonary function products also use the preVent pneumotach, a patented disposable mouthpiece/flow device that eliminates concern over the transmission of infectious diseases. The preVent gives all MedGraphics products the capability to perform spirometry, which measures the flow rates and mechanical properties of the lung.

         Additional capabilities are available with the Profiler Series systems.

         - The Profiler DL performs spirometry and also measures how efficiently the lungs diffuse certain gases. The Profiler measures this lung function by using a gas chromatograph measures gas concentrations before the patient inhales the gas and after the patient breathes the gas out. This is referred to as diffusion testing.

         - The Profiler DX has all the abilities of the Profiler DL, plus the ability to measure the total volume of air in the lungs. This is done with a patented nitrogen analyzer that measures the amount of nitrogen in a person's breath.

         The Profiler systems' compact design and mobility option attract a wide variety of customers, including pulmonary laboratories in hospitals, clinics, physician offices, occupational medicine clinics, asthma centers and clinical research centers.

         BODY PLETHYSMOGRAPH SYSTEMS. The Elite Series comprises MedGraphics' body plethysmograph systems. A body plethysmograph is an enclosed metal and clear acrylic chamber that offers the most sensitive method for measuring lung function. The patient sits inside the chamber and undergoes diagnostic pulmonary function tests.

         - The Elite D performs spirometry and measures the total volume of air in the lungs and the resistance to airflow in a person's lungs.

         - The Elite DL performs the same tests as the Elite D, and performs the diffusion test the same way as the Profiler DL.

         - The Elite DX performs all the tests as an Elite DL, and adds the lung volume test from the Profiler DX.

         The Elite Series systems applications include diagnosing lung diseases and managing their treatment, assessing the surgical risk of lung transplant and lung reduction candidates and evaluating the impact of diseases, such as neuromuscular disease, on breathing. The system's design optimizes patient comfort with a clear-view acrylic enclosure and allows testing of a broad population including pediatric patients and individuals in wheelchairs.

         CARDIOPULMONARY EXERCISE TESTING SYSTEMS. MedGraphics' cardiopulmonary exercise testing systems measure fitness or conditioning levels as well as help physicians diagnose heart and lung diseases. They do this by measuring the concentrations of the oxygen and carbon dioxide in a person's lungs and how the concentrations change as a person exercises on a bike or treadmill. They can also measure the gas concentrations of a person at rest to determine nutritional requirements of critically ill patients. This measurement method is called the nutrition or MAX option. The systems measure the gas concentrations of every breath using a patented breath by breath methodology. The cardiopulmonary systems use the same patented preVent pneumotach as the pulmonary function testing systems and also include a patented oxygen analyzer and a carbon dioxide analyzer.

         The cardiopulmonary testing systems are sold in several different configurations.

         - The basic exercise testing system is a CPX/D which measures patient fitness levels while exercising.

         - The basic nutrition assessment system is a CCM/D which measures the basic nutritional requirements of a patient at rest.

         - A CPX/MAX/D is a CPX/D with the nutrition option added.

         - A Cardio2 is a CPX/D with a 12-lead electrocardiogram stress option added. The electrocardiogram, which measures heart functions, is generally referred to as an ECG.

         - A Cardio2/MAX/D is a CPX/D with a 12-lead ECG and the Nutrition option.

         - A CPX Express is a smaller version of the CPX/D designed for use in a laboratory or physician's office. Like the CPX/D, it can be used with a nutrition option and/or interfaced with a 12-lead ECG system.

         The CPX/D and CPX Express can also be used in conjunction with other manufacturer's stand-alone ECG systems.

         Applications for the cardiopulmonary systems include distinguishing between cardiovascular and pulmonary disease, screening for early signs of cardiac and pulmonary dysfunction, establishing exercise prescriptions and training programs and evaluating the efficacy of prescribed therapy. MedGraphics holds several patents relating to data reporting, including two expert system software packages for evaluating the information. Customers include hospital cardiopulmonary laboratories, cardiology and pulmonary office-based clinics, critical care units, cardiac rehabilitation units, human performance laboratories and health clubs.

         On March 15, 2000, Medical Graphics acquired the operating assets of AeroSport, a leading global supplier of gas exchange metabolic analyzers for health, fitness, and research and education and received an exclusive worldwide license to AeroSport's patented technology. After the acquisition, Medical Graphics began selling the Aeroporst product line which consists of the Teem 100, KB1-C and VO 2000 metabolic analyzers. Gas exchange metabolic analyzers measure the body's energy expenditure. AeroSport's gas exchange metabolic analyzers include a new wearable device, about twice the size of a typical "walkman" radio/cassette player, that transmits data via telemetry.

         CYCLE ERGOMETERS. MedGraphics offers several models of cycle ergometers providing healthcare professionals and patients a tool for more successful outcomes in clinical rehabilitation and athletic training. A cycle ergometer is a specially designed stationary exercise bicycle that can operate at a broad spectrum of resistance levels. MedGraphics has cycle ergometers that are used in diagnostic, rehabilitation, training and sports medicine applications. The ergometers are used and controlled by MedGraphics' cardiopulmonary exercise testing systems.

         SLEEP DIAGNOSTICS SYSTEMS. The clinical assessment of sleep disorders, such as sleep apnea, restless leg syndrome and sleep seizures is performed with polysomnography, which literally means "making many recordings during sleep." Although Polysomnography is most commonly performed in a sleep lab, with technologies such as the P-Series portable recorder, sold by MedGraphics, the testing can now be performed in remote clinics or the patient's home.

         The all-night polysomnograph recording typically requires electrodes be placed on the head to measure brain activity, eye movement and muscle tension in the chin. The measurement of brain activity is called an Electroencephalogram, often referred to as an EEG. Electrodes are also applied to monitor

ECG. In addition, respiration, leg movements and body position are monitored with specially developed sensors. From the records of all these physiologic signals, the clinician can determine the different stages of sleep, the number and duration of any abnormal breathing events, and any other unusual activity that the patient may experience during sleep.

         The diagnostic sleep systems that are sold by Medical Graphics include software and hardware technology to help the technician and clinician gather, analyze and report the results from all-night recordings accurately and efficiently. The sleep diagnostic systems sold by Medical Graphics are manufactured by Compumedics Sleep Pty Ltd, an Australian corporation.

         In April 1997, Medical Graphics and Compumedics entered into a three year original equipment manufacturer distribution agreement in which Compumedics granted Medical Graphics rights to promote, market and distribute Compumedics diagnostic sleep systems in the United States under the MedGraphics label. Under terms of the Agreement, Medical Graphics is required to supply a product manager for the Compumedics account, as well as make quarterly reports on its actual marketing and sales activity. Medical Graphics is also responsible for payment of all applicable United States import duties for all products and service parts ordered. Additionally, the Agreement requires that Medical Graphics inform Compumedics in writing 120 days prior to the effective date of any agreement for additional sleep diagnostic products, giving Compumedics the opportunity to provide a comparable product, if it so decides. Compumedics' obligations under the Agreement include providing marketing and service training to Medical Graphics' designated personnel, promotional materials, FDA documentation and notice of any adverse events that may effect the sale or recall of the products. The Agreement contains additional customary provisions regarding (i) the use and disclosure of proprietary information during and after the termination of the Agreement, (ii) the intellectual property rights of Compumedics, its products and future products, (iii) warranties of Compumedics products, (iv) mutual indemnification, and (v) regulatory compliance. After its original term, the Agreement automatically renews annually unless terminated by either party by giving notice.

         The parties modified the Agreement in December 1997 with a Memorandum of Understanding ("MOU") to expand Medical Graphics' rights to cover an additional Compumedics product line. Collectively, the Agreement and MOU have been subsequently amended on several occasions to reflect changes to various provisions, including those related to pricing and obligations upon termination. Under the Agreement as amended, Medical Graphics has the rights to sell Compumedics sleep diagnostic products in all hospitals, clinics, physician offices and free standing sleep centers in the United States. Medical Graphic's rights are exclusive with respect to most of Compumedics sleep diagnostic products and non-exclusive with respect to others. Although sales of sleep diagnostic systems accounted for 6.9% and 19.5% of revenues in 1999 and 1998, respectively, there can be no assurance that sales of sleep diagnostic systems will be a significant component of product sales in future years.

         All MedGraphics' cardiorespiratory and sleep diagnostic systems, except for some of the AeroSport products, use a personal computer with a Pentium processor, a full color monitor, a printer and other peripherals.

COMPETITION

         The industry for companies selling cardiopulmonary diagnostic systems and sleep disorders diagnostic systems is competitive. Medical Graphics' competitors include large medical companies, some of which have greater financial and technical resources and broader product lines than it. The Company believes that the principal competitive factors in its markets are product features, price, quality, customer service, performance, market reputation, breadth of product offerings and effectiveness of sales and marketing efforts.

         The Company's success depends on its ability to anticipate changes in technology and industry standards, to develop and successfully introduce new and enhanced products on a timely basis and to promote market acceptance of such products. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by Medical Graphics. Some of these competitors may have greater capital resources, research and development staffs and experience in the medical device industry, including experience with respect to regulatory compliance in the development, manufacture and sale of medical products similar to those offered by Medical Graphics. The principal competitors for Medical Graphics' traditional products are SensorMedics Corporation, a subsidiary of Thermo Electron Corporation, and Erich Jaeger GmbH. On July 26, 1999, Thermedics, Inc, a Thermo Electron company announced that it had completed its acquisition of Erich Jaeger GmbH.

         The Company believes that its principal competitors in the sleep diagnostic market are SensorMedics, Healthdyne Technologies, Inc. and Nellcor Puritan Bennett. There can be no assurance that some of these competitors will not succeed in developing technologies and products that are more effective than those currently used or produced by Medical Graphics or that would render some products offered by it obsolete or non-competitive.

         Competition based on price is expected to become an increasingly important factor in customer purchasing patterns as a result of cost containment pressures on, and consolidation in, the health care industry. This competition has exerted, and is likely to continue to exert, downward pressure on the prices the Company is able to charge for its products. There can be no assurance that it will be able to offset such downward price pressure through corresponding cost reductions. Any failure to offset such pressure could have an adverse effect on our business, results of operations or financial condition.

         Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. The timing of market introduction of competitive products could adversely affect the competitiveness of the Medical Graphics' products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and the regulatory approval process and supply commercial quantities of the product to the market are important competitive factors. The Company expects that competition will also be based on many factors, including device size and weight, longevity, ease of programmability, ability to provide diagnostic capability, product reliability, physician familiarity with the device, patent protection, sales and marketing capability, third-party reimbursement policies, reputation and price.

MANUFACTURING

         Medical Graphics currently manufactures and assembles all major analyzer components of its pulmonary systems including a waveform analyzer, gas chromatograph, nitrogen analyzer and oxygen analyzer. Sheet metal, electrical components and some measurement devices are purchased from outside vendors and are tested, assembled and packaged by Medical Graphics personnel into fully integrated systems. Medical Graphics also acquires general purpose computers, monitors and printers from a variety of sources and integrates its proprietary transducer modules into these systems. Medical Graphics acquires its cycle ergometers and the hardware and software for its sleep diagnostic systems from third parties. Although some of Medical Graphics' components are purchased from only one or a limited number of suppliers, Medical Graphics believes that if it is unable to obtain components from these suppliers, it would be able to obtain comparable components from other sources without significant additional expense or interruption of business.

         During 1997, Medical Graphics began to convert to a modified form of cellular manufacturing, a process that has continued into 2000. Cellular manufacturing utilizes an employee team to plan and schedule production, manufacture the product and ensure the achievement of quality standards. This process facilitates faster throughput of manufactured product and requires lower inventory support levels. Medical Graphics has already benefitted from continually improving manufacturing efficiencies.

MARKETING AND DISTRIBUTION

         Medical Graphics markets its products in the United States through a direct sales force that targets customers located in hospitals, university-based medical centers and office-based clinics. Each salesperson is responsible for a specific geographic area and sells Medical Graphics' complete product line to customers, including hospitals and office-based physicians, within that area. Medical Graphics salespersons are compensated with a base salary, expenses and a revenue-based commission.

         Medical Graphics markets its products outside the United States through sales organizations that operate primarily as distributors. During 1999, Medical Graphics used approximately 33 international sales organizations to sell its products into 45 countries. These organizations typically carry a limited inventory of Medical Graphics products and sell Medical Graphics systems in specific geographic areas, generally on an exclusive basis. International sales accounted for 11.1% and 13.1% of total sales in 1999 and 1998, respectively. All of Medical Graphics' international sales are made on a United States dollar-denominated basis to distributors. For this reason, the Company does not believe that the impact of the conversion by eleven member states of the European Union to a common currency, the "euro," will be material to its business or financial condition.

         Sales into foreign countries involve certain risks not ordinarily associated with domestic business including fluctuations in exchange rates even when product sales are denominated in dollars, reliance on distributors and fluctuations in sales resulting from changes in local economies.

         Medical Graphics believes that demonstration of its products' capabilities to potential customers is one of the most significant factors in achieving sales. Consequently, the main thrust of domestic and international promotional efforts is product demonstrations at trade shows and customer facilities. Other promotional efforts include educational seminars, print advertisements, direct mail campaigns and a Medical Graphics web site (www.medgraph.com).

RESEARCH AND DEVELOPMENT

         Medical Graphics' research and development expenses for 1999 reflected continuing efforts to convert its products to the Windows 98/NT platform. Two new Windows 98/NT pulmonary function software products were introduced during 1998. The gas exchange product line is expected to be converted to the Windows 98/NT platform during 2000. In addition, Medical Graphics is continuing to add product improvements designed to enhance product reliability and improve margins. Medical Graphics is also developing new products targeted for new growth markets. The Company believes ongoing research and development efforts have been and will remain important to its continuing success. Research and development expenses associated with continuing operations were $1,453,000 in 1999 compared to $1,550,000 in 1998 and $1,867,000 in 1997.

INTELLECTUAL PROPERTY

         Patents and trademarks are critical in the medical device industry. The Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs. The Company also relies upon trade secrets and proprietary know-how. As of March 31, 2000, Angeion had a portfolio of approximately 158 patents and patent applications that Angeion owns, consisting of 139 U.S. issued patents, 19 foreign patent issued, and additional U.S. patent applications in preparation relating to its research and development products.

         Medical Graphics relies on a combination of patent, trademark and trade secret laws to establish proprietary rights in its products. Medical Graphics currently owns 18 United States domestic patents that cover the basic aspects of Medical Graphics' core technologies, including gas pressure, flow measurement, breath-by-breath assessment of gas exchange and some expert systems. In addition, Medical Graphics has a number of foreign patents with respect to technologies covered by its United States patents. The United States patents were issued during the period from 1984 through 1999.
Medical Graphics' material United States patents are as follows:

                      Patent Name                        Serial No.         Issue Date          Expiration Date
                      -----------                        ----------         ----------          ---------------
Pulmonary Diagnostic System                              4,796,639       January 10, 1989       January 9, 2007

Flow Meter System                                        5,038,773       August 13, 1991        August 12, 2009

Drying Sample Line                                       5,042,500       August 27, 1991        August 26, 2009

Multifunction Disposable Patient Valve                   5,119,825       June 9, 1992           June 8, 2010


Dynamic Transit Time Compensation                        5,398,695       March 21, 1995         March 20, 2013

Dynamic Gas Density                                      5,502,660       March 26, 1996         March 25, 2014

         Foreign patents generally expire 20 years after the date of original application, but vary from country to country. Medical Graphics intends to aggressively enforce its intellectual property rights and has successfully done so in the past. There can be no assurance, however, that these patents, or any patents that may be issued as a result of existing or future application, will offer any degree of protection from competitors.

         Both Angeion and Medical Graphics also own registered trademarks and have applied for other trademarks in the U.S. and certain foreign countries.

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

         The Company seeks to protect its trade secrets and proprietary know-how, in part, through confidentiality agreements noncompete agreement and assignment of inventions provisions in agreements with employees, consultants and other parties, as well as through contractual exclusivity with certain suppliers. There can be no assurance, however, that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

         The Company conducts ongoing evaluations of potential infringement of any proprietary rights of third parties by the products the Company intends to market. Regardless of the Company's efforts to evaluate the potential infringement of any proprietary rights of third parties, however, there can be no assurance that such infringements do not exist or may not arise in the future. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which will result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to or licensed by the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others, and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject the Company to significant liabilities to third parties or could require the Company to seek licenses from third parties.

GOVERNMENT REGULATION

         Products manufactured by the Company are "devices" as defined in the Federal Food, Drug and Cosmetic Act (the "Act") and are subject to regulatory authority of the Food and Drug Administration ("FDA"), which regulates the manufacture, distribution, related record keeping, labeling and advertising of such devices. Following the enactment of the Medical Device Amendments to the Act in May 1976 (the "Amendments"), the FDA classified medical devices in commercial distribution into one of three classes, Class I, II or III. This classification is based on the controls necessary to reasonably ensure the safety and efficacy of medical devices.

         Many Class I devices have been exempted from pre-market notification requirements by the FDA. These products can be adequately regulated by the same types of controls the FDA has used on devices since the passage of the Act in 1938. These "general controls" include provisions related to labeling, producer registration, defect notification, records and reports and good manufacturing practices. The good manufacturing practice regulation has been recently replaced by a more comprehensive Quality System Regulation ("QSR"). As noted below, QSRs include implementation of quality assurance programs, written manufacturing specifications and processing procedures, written distribution procedures and record keeping requirements.

         Class II devices are products for which the general controls of Class I devices are deemed not sufficient to assure the safety and effectiveness of the device and thus require special controls. Special controls for Class II devices include performance standards, post-market surveillance, patient registries and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. All of Medical Graphics products are Class II devices. Angeion's ICD products are classified as Class III devices.

         If the Company does not comply with applicable regulatory requirements, including marketing products only for approved uses, it could be subject to fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for products, withdrawal of approvals and criminal prosecution. In addition, changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of our products or result in increased regulatory costs. Furthermore, once clearance or approval is granted, subsequent modifications to the approved product or manufacturing process may require a new round of clearances or approvals, that could require substantial additional clinical data and FDA review.

CLASS II REQUIREMENTS

         Section 510(k) of the Act requires individuals or companies manufacturing medical devices intended for use with humans to file a notice with the FDA at least 90 days before introducing a product not exempted from notification requirements into the marketplace. The notice (a "510(k) Notification") must state the class in which the device is classified and the action taken to comply with performance standards or pre-market approval that may be needed if the device is a Class II or Class III device, respectively. Under Section 510(k), a medical device can be marketed if the FDA determines that the device is substantially equivalent to similar devices marketed prior to May 28, 1976. In the past, Medical Graphics has filed notifications with the FDA of its intent to market its systems pursuant to Section 510(k) of the Amendments, the FDA subsequently cleared these systems for commercial sale and Medical Graphics is now marketing the devices under Section 510(k). The action of the FDA does not, however, constitute approval by the FDA of Medical Graphics' products or pass upon their safety and effectiveness.

         In addition to the requirements described above, the Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices that they distribute commercially. The Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs. QSRs require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing and quality control. In addition, these manufacturers are subject to inspection on a routine basis for compliance with the QSRs. The FDA's Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported. Medical Graphics is registered as a manufacturer with the FDA and successfully passed an FDA audit in 1998 with no negative observations.

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

REGULATION BY FOREIGN GOVERNMENTS

          The Company's products are also subject to similar regulation in various foreign countries. ISO 9001 certification indicates that a company's development and manufacturing processes comply with standards for quality assurance and manufacturing process control. ISO 9001 certification evidences compliance with the requirements that enable a company to affix the "CE Mark" to its products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union ("EU") countries. After June 1998, medical devices may not be sold in EU countries unless they display the CE Mark. Medical Graphics received ISO 9001 certification for its development and manufacturing processes in 1998 and passed its recertification audit in 1999. Medical Graphics has achieved CE certification for its primary cardiopulmonary testing products. There can be no assurance, however, that Medical Graphics will be able to obtain regulatory approvals or clearances for its products in foreign countries.

EMPLOYEES

         As of March 31, 2000, the Company had 136 full-time employees, including 10 engaged in administration, 23 in manufacturing, 17 in research and development and 3 in regulatory and clinical. No employees are represented by labor organizations and there are no collective bargaining agreements. The Company believes that its relations with its employees are good.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

CERTAIN RISK FACTORS

         IMPORTANCE OF INTELLECTUAL PROPERTY PROTECTION. Patents and trademarks are critical in the medical device industry, and the Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs. As of March 31, 2000, the Company had a portfolio of approximately 158 patents consisting of 139 U.S. issued patents, 19 foreign patents issued, and additional U.S. patent applications in preparation relating to its research and development products. The Company also owns certain registered trademarks, and has applied for other trademarks in the U.S. and certain foreign countries. There can be no assurance, that patents and trademarks will be granted in the future, or that any patents and trademarks that the Company now holds or may be granted, or under which it has held license rights, will be valid or otherwise be of value to the Company. Even if the Company's patents and trademarks are valid, others may be able to introduce non-infringing products that are competitive with those of the Company. Competitors of the Company may also hold or be granted patents that are not licensed to the Company.

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

         The Company seeks to protect its trade secrets and proprietary know-how, in part, through confidentiality agreements noncompete agreement and assignment of inventions provisions in agreements with employees, consultants and other parties, as well as through contractual exclusivity with certain suppliers. There can be no assurance, however, that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

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

         DEPENDENCE ON THIRD PARTY VENDORS. The Company relies on third party vendors for certain components used in the Company's products. A number of significant components, such as capacitors, batteries and integrated circuits, are purchased from sole source suppliers. Medical Graphics acquires its cycle ergometers and the hardware and software for its sleep diagnostic systems from third parties. Although some of Medical Graphics' components are purchased from only one or a limited number of suppliers, the Company believes that if it is unable to obtain components from these suppliers, it would be able to obtain comparable components from other sources without significant additional expense or interruption of business. Although the Company tries to maintain sufficient quantities of inventory of such components to minimize production delays or interruptions, there can be no assurance that the Company will find suitable alternatives at reasonable prices, if at all, or that any such alternatives will remain available to the Company. The Company's inability to obtain acceptable components in a timely manner or find and maintain suitable replacement suppliers for components would have a material adverse effect on the Company, including its ability to manufacture its products.

         PRODUCT LIABILITY AND POTENTIAL INSUFFICIENCY OF PRODUCT LIABILITY INSURANCE. The testing, manufacturing, marketing and sale of medical devices involves risk of liability claims and product recalls.

The Company has in the past experienced difficulties related to the development, testing and government approval of its products. For example, in November 1997, the Company announced a revision to the clinical trial protocol of its Sentinel 2000 Model and 2010 Model ICDs and a temporary suspension of clinical implants due to a component issue. The Company subsequently incorporated a new ceramic capacitor to replace the component at issue and received FDA approval in January 1998 to resume clinical implants of its Sentinel 2000 Model and 2010 Model ICDs. The Company's products are highly complex and some are, or will be, used in medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. As a result, the Company currently carries product liability insurance covering its products with policy limits per occurrence and in the aggregate which the Company has deemed to be sufficient. It cannot be predicted, however, whether such insurance is sufficient, or if not, whether the Company will be able to obtain such insurance as is sufficient, to cover the risks associated with the Company's business or whether such insurance will be available at premiums that are commercially reasonable. Although the Company has discontinued its ICD business, a successful claim against or settlement by the Company in excess of its insurance coverage or the Company's inability to maintain insurance in the future could have a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 2.  PROPERTIES.

         The Company currently leases a 52,250 square foot building for its office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota. The building is also the location of the Company's Medical Graphics subsidiary. The lease expires June 30, 2002, at which time the Company has an option to renew the lease for an additional four years. The Company has the option to purchase the building at the end of each lease expiration period at the building's fair market value. Annual rental costs will be approximately $345,000 over the next two years. Rent expense for both of the years ended December 31, 1999 and 1998 was $345,000.

         The Company also leases approximately 80,000 square feet of office and manufacturing space in Plymouth/Brooklyn Park, Minnesota. The lease agreement for this facility expires on February 28, 2008. The monthly base rent for the first five years under the terms of the lease agreement is approximately $48,040, plus the Company's pro rata share of operating expenses and real estate taxes. In connection with the Company's acquisition of Medical Graphics in December 1999, and its decision to pursue the license or transfer of its ICD product line, the Company is seeking to sublease its Brooklyn Park/Plymouth, Minnesota facilities.

ITEM 3.  LEGAL PROCEEDINGS.

         NOTE HOLDER LITIGATION

         On September 24, 1999, U.S. Bank National Association, as Trustee on behalf of Holders of certain Angeion 7 1/2% Senior Convertible Notes due 2003 in the principal amount of $22,150,000, brought suit against the Company in Hennepin County District Court, the Fourth Judicial District, State of Minnesota. The lawsuit sought declaratory judgment, breach of contract, and related relief. The Trustee alleged that certain actions taken by Angeion in 1998 and 1999 constituted a sale of all or substantially all of Angeion's assets, and thereby constituted a Designated Event under the terms of the Indenture governing the Notes. The Trustee sought to obligate Angeion to accelerate payment of the Notes and/or to impose a trust on an amount of funds not less than $23 million of the Company's assets. On October 14, 1999, the Company filed its Answer to the Trustee's complaint and also filed a counterclaim against the Trustee, claiming that the Trustee's complaint was brought in bad faith.

         On October 23, 1999, the Trustee filed an motion with the Court seeking the issuance of a temporary injunction mandating that the Company immediately commence a Designated Event Offer pursuant to the Indenture and ordering the Company to deposit, in a separate interest-bearing account at a federally insured bank, the sum of $23 million for the benefit of the Trustee. The Company opposed the Trustee's request on grounds that, for legal and equitable reasons, it is not entitled to such prejudgment relief. By order of the Court dated November 30, 1999, the Court denied the Trustee's request for a temporary injunction. The Trustee has appealed this order.

         On November 15, 1999, Angeion filed a motion for complete dismissal of the Trustee's complaint. On November 30, 1999 the Trustee filed a motion for complete dismissal of Angeion's counterclaims. A hearing was held on both motions on December 28, 1999. By written order dated February 7, 2000, the Court granted both motions. The Court specifically ruled that the transactions of which the Trustee complained did not constitute the sale of all or substantially all of the assets of Angeion, that no Designated Event had occurred, and that the Note holders were not entitled to prepayment of their notes. The Trustee has appealed this order.

         OTHER MATTERS

         The Company is also subject to certain claims and lawsuits that have been filed in the ordinary course of business. It is management's opinion that the settlement of all litigation would not have a material effect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 31, 1999, the Company held its 1999 Annual Meeting of Shareholders. At the meeting, the shareholders of the Company took the actions listed below. The meeting was convened on December 31, 1999, and all items were approved on that date, except for approval of the ELA Medical and Medtronic transactions. The Company adjourned the meeting with respect to these two items until January 19, 2000, and later to February 4, 2000 and to February 17, 2009, when these two items were approved.

ELECTION OF DIRECTORS

         The shareholders elected the following persons to serve as directors of the Company for a period of one year or until their successor were elected and qualified:

                  NAME                               VOTES FOR                     VOTES WITHHELD
                  ----                               ---------                     --------------
         Whitney A. McFarlin                         3,670,107                        152,168
         Arnold A. Angeloni                          3,685,718                        136,577
         Dennis E. Evans                             3,685,478                        136,797
         James B. Hickey, Jr                         3,683,049                        139,226
         Lyle D. Joyce, M.D., Ph.D.                  3,694,923                        127,352
         Joseph C. Kiser, M.D.                       3,692,105                        130,170
         Donald D. Maurer                            3,687,235                        135,040
         Glen Taylor                                 3,687,355                        134,920
         Stephen L. Wilson                           3,687,875                        134,400

APPROVAL OF TRANSACTION WITH ELA MEDICAL, INC.

         The shareholders approved the Company's proposal to consummate an Asset Purchase Agreement dated as of August 2, 1999 with ELA Medical, Inc. by the following vote:

                  For:                       2,707,691
                  Against:                     110,955
                  Abstain:                      27,211
                  Broker Non-vote              976,418

APPROVAL OF TRANSACTION WITH MEDTRONIC, INC.

         The shareholders approved the Company's proposal to consummate the Settlement, License and Asset Purchase Agreement dated as of September 16, 1999 with Medtronic, Inc. by the following vote:

                  For:                       2,698,017
                  Against:                     123,481
                  Abstain:                      24,359
                  Broker Non-vote:             976,418

INCREASE IN AUTHORIZED SHARES

         The shareholders authorized an increase in the number of authorized shares of Common Stock, par value $.01 per share (the "Common Stock"), of the Company from 7,500,000 to 10,000,000 by the following vote:

                  For:                       3,597,074
                  Against:                     189,337
                  Abstain:                      35,864
                  Broker Non-vote:                 -0-

AMENDMENTS TO THE COMPANY'S 1994 NON-EMPLOYEE DIRECTOR PLAN.

         The shareholders approved amendments to the Company's 1994 Non-Employee Director Plan, as amended (the "Director Plan"), to (i) extend the term of the Director Plan by five years to October 7, 2004, and (ii) increase the number of shares covered by the Director Plan from 20,000 to 250,000;

                  For:                       2,062,477
                  Against:                     334,644
                  Abstain:                      47,220
                  Broker Non-vote:           1,377,934

APPROVAL OF AUDITORS

         The shareholders ratified the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 1999 by the following vote:

                  For:                        3,761,937
                  Against:                       41,629
                  Abstain:                       18,709
                  Broker Non-vote:                  -0-



                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

        The Company's common stock is traded on the Nasdaq National Market under the symbol "ANGN." The prices below are the last high and low last sales prices as reported in each quarter of the last two calendar years. Prices for dates prior to May 17, 1999 are adjusted to reflect the Company's 1- for-10 reverse stock split effective at the close of business on that date.

                          Angeion Common Stock Prices

        Calendar Years 1999 and 1998               High       Low
                                                   ----       ---
        1999
        Fourth calendar quarter                   $ 2.19     $ 1.75
        Third calendar quarter                    $ 2.75     $ 2.25
        Second calendar quarter                   $ 2.56     $ 2.25
        First calendar quarter                    $ 0.75     $ 0.72

        1998
        Fourth calendar quarter                   $ 1.16     $ 1.03
        Third calendar quarter                    $ 2.19     $ 2.06
        Second calendar quarter                   $ 2.19     $ 2.13
        First calendar quarter                    $ 3.88     $ 3.06

        As of March 31, 2000, the Company's Common Stock was held of record by 686 persons. In addition, a number of shares were held in street name by nominees for a number of additional shareholders.

DIVIDENDS

        The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

        The selected financial data as of and for the years ended December
31, 1999 and 1998, the five month period ended December 31, 1997 and the years ended July 31, 1997, 1996 and 1995 are derived from the audited financial statements of the Company. The selected financial data as of and for the five month transition period ended December 31, 1996 are derived from unaudited financial statements of the Company. In the opinion of management the unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial data for the unaudited period described above. This unaudited financial data is presented for comparative purposes as a result of the Company's change in year end from July 31 to December 31 in 1997.

                                                                     Five Month
                                                                   Periods Ended
(In thousands)                    Years Ended December 31,           December 31,            Years Ended July 31,
------------------------------    ------------------------    -----------------------   -----------------------------
                                     1999          1998         1997          1996        1997        1996      1995
                                  -----------   ----------    ---------    ----------   ---------- ---------- -------
Statements of Operations Data
  Net sales from operations,
    including discontinued
    operations                    $     5,783   $    4,567    $    865    $    2,276   $    4,505 $    2,949       0
                                  ===========   ==========   =========    ==========   ========== ========== =======
Net income (loss) from:
    Continuing operations              28,416           (9)         (52)          556          866       440    (579)
    Discontinued operations           (26,850)     (38,829)     (14,889)       (8,291)     (27,775)  (15,622) (9,064)
    Total                         $     1,566   $  (38,838)   $ (14,941)   $   (7,735)  $  (26,909)  (15,182) (9,643)
                                  ===========   ==========    =========    ==========   ========== ========== =======

                                                  December 31                                 July 31
                                  -------------------------------------------  --------------------------------
Balance Sheet Data:               1999         1998        1997       1996       1997       1996         1995
                                  ----         ----        ----       ----       ----       ----         ----
Working capital                   $8,933       $3,496      $18,509    $37,018    $18,490    $44,935      $1,670
Total Assets                      33,737       22,893       28,884     46,797     30,896     55,184       5,751
Long-term debt                    20,198       22,150            0          0          0      1,500       1,501
Shareholders' equity              $7,291       $(6,280)    $25,751    $42,117    $26,048    $49,464       2,980
(deficit)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        During March 2000, the Company announced the discontinuance of its historical business, the research, development, manufacturing and marketing of implantable cardioverter defibrillators ("ICD"). Although the Company had received a Pre-market Approval ("PMA") from the U.S. Food and Drug Administration ("FDA") for its model Series 2020 ICD product line in March 1999, had favorably settled its outstanding litigation against CPI/Guidant in April 1999 and reduced the cash burn rate through the restructurings announced in January and April, 1999, the Board of Directors determined that the costs associated with internally developing new ICD products would render the Company's long-term financial performance objectives unattainable. Accordingly, the Company decided to pursue the license or transfer of its ICD technology and to discontinue the ICD product line. The last sales of these products is expected to occur during the first half of 2000. The Company intends to focus its future efforts on the markets served by and business operations of Medical Graphics and the acquisition and development of future businesses that contribute to shareholder value.

        The Company has incurred net operating losses from continuing operations in each year since its inception in 1986. At December 31, 1999, the Company's accumulated deficit was $121,490,000. Historically, the losses have resulted principally from costs incurred in the research and development of the Company's ICD products and initial startup of manufacturing operations. The Company has had limited revenue since the sale of its accessory products business, AMP, in September 1992. The Company expected to incur additional operating losses from the ICD business. The Company's ability to generate profits from its ICD product line was ultimately dependent on obtaining regulatory approvals, attaining revenue levels that would generate operating profits, and developing the manufacturing capacity to achieve those revenue levels. There was no assurance that the Company would obtain the required regulatory approvals on a timely basis, if at all; successfully develop, commercialize, manufacture and market its ICD products or achieve profitability of the ICD product line. In addition, the Company's results of operations could fluctuate significantly from quarter to quarter depending upon a number of factors including; the availability of third party reimbursement, the timing of regulatory approvals, operating costs, competition, progress of product development and clinical studies and the extent to which the Company's ICD products gain market acceptance.

        The table presented in Item 6, "Selected Financial Data," sets forth the sales and net losses experienced by the Company from its discontinued ICD business as well as the sales and earnings from Medical Graphics after December 21, 1999. The decision to discontinue this product line represented a significant change for the Company. As a result of the December 21, 1999 merger, Medical Graphics now comprises a majority of the total assets of the Company and generates a majority of its sales. The Company now intends to focus its future efforts primarily on the markets served by and business operations of Medical Graphics. Given this decision and new focus, the following discussion is directed at the Company's newly acquired subsidiary, Medical Graphics Corporation. The following table summarizes selected financial data relating to Medical Graphics for the three years ended December 31, 1999.

  (In thousands)                             Years Ended December 31,
---------------------                  ----------------------------------------
                                       Pro Forma
                                        Angeion             Medical Graphics
                                       ---------         ----------------------
                                         1999               1998          1997
                                       --------          --------      --------
Net Sales                              $ 22,188          $ 20,449      $ 19,173

Gross margin                             10,112             8,008         7,004
                                       --------          --------      --------
Operating Expenses:
   Selling and marketing                  5,113             5,653         6,282
   General and administrative             2,779             1,927         2,228
   Research and development               1,453             1,550         1,867
   Infrequent charges                         -                 -         1,738
                                       --------          --------      --------

                                          9,345             9,130        12,115

Operating income (loss)                     767            (1,122)       (4,911)

Other income (expense)
   Net proceeds from settlement
   of lawsuits and grant of
   license rights                        30,790                 -             -
Gain (loss) on disposal of assets          (337)                -           128
Interest income                           1,058                 -             -
Interest expense                         (2,892)             (454)         (329)
                                       --------          --------      --------
                                         28,619              (454)         (201)
                                       --------          ---------     --------

Income (loss) before taxes               29,386            (1,576)       (5,112)
Provision for income taxes                 (171)                -             -
Loss from discontinued operations       (26,850)
                                       --------          ---------     --------

Net income (loss)                      $  2,365          $ (1,576)     $ (5,112)
                                       ========          =========     ========

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 (PRO FORMA, UNAUDITED) COMPARED TO 1998

         REVENUE. Total revenue increased 8.5% to $22,188,000 in 1999 from $20,449,000 in 1998. Domestic revenue increased 12.7% to $17,827,000 in 1999 from $15,824,000 in 1998. This growth is due to a 37.7% increase in sales of cardiopulmonary products, including our new pulmonary function testing systems and software upgrade products, including those sold to customers for year 2000 compliance, offset by a 61.7% decline in sales of sleep diagnostic systems. Internationally, revenue decreased 8.2% to $2,458,000 in 1999 compared to $2,679,000 in 1998 because of previous changes in our European distribution channels and a stronger dollar versus other international currencies, offset by renewed interest in our new pulmonary function testing systems. Service revenue decreased slightly to $1,903,000 in 1999 from $1,946,000 in 1998.

         GROSS MARGIN. The gross margin percentage increased to 45.6% in 1999 from 39.2% in 1998. Margin increases reflect Medical Graphic's continuing efforts to decrease its costs of manufacturing through increased efficiencies and value engineering. In addition, product mix changes from reduced sales of lower margin sleep diagnostic systems and increased sales of higher margin cardiopulmonary systems and software upgrade products have favorably influenced gross margin percentages.

         SELLING AND MARKETING. Selling and marketing expenses decreased 9.6% to $5,113,000 in 1999 from $5,653,000 in 1998. Reduced headcount has led to lower personnel costs and reductions in travel expenses. Those savings combined with lower expenses associated with trade shows have resulted in reductions aggregating $618,000, which is offset by a $61,000 increase in costs associated with demonstrating equipment to customers. These overall decreases are the result of cost containment measures implemented during the last half of 1998.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 44.2% to $2,779,000 in 1999 from $1,927,000 in 1998. As a percent of revenue, general and administrative expenses increased to 12.5% in 1999 from 9.4% in 1998. This overall increase of $852,000 included higher personnel costs, professional fees, higher provision for doubtful accounts, as well as $600,000 representing the Company's pro forma general and administrative expenses, offset by a $162,000 decrease in consulting expenses.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased 6.3% to $1,453,000 in 1999 from $1,550,000 in 1998 and as a percentage of revenue decreased to 6.5% in 1999 from 7.6% in 1998. Medical Graphics continues to use in-house software engineers rather than independent software contractors as part of its transition of its product software to a Windows 98/NT platform. Additionally, the 1998 costs associated with re-engineering our pulmonary function testing hardware are not being incurred in 1999.

         OTHER INCOME (EXPENSE). The net proceeds from settlement of lawsuits and grant of license rights represents the 1999 settlement of all ongoing litigation with CPI and its parent company, Guidant Corporation. The settlement also provided that the Company grant CPI a non-exclusive license under all of the Company's patents that cover cardiac stimulation devices. See Item 3, "Legal Proceedings" and Item 7, "Liquidity and Capital Resources" for expanded discussions of this litigation.

         Interest income resulted from the short term investment of excess operating cash that was generated through settlement of the CPI litigation. Interest expense for 1999 includes both Medical Graphics interest of $546,000 and the Company's interest of $2,346,000.

         DISCONTINUED OPERATIONS. The 1999 loss from discontinued operations of $26,850,000 reflects the Company's results associated with operating its ICD business. See Item 7, "Overview" for an expanded discussion regarding the Company's decision to discontinue its historical ICD business.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO 1997

         REVENUE. Total revenue increased 6.7% to $20,449,000 in 1998 from $19,173,000 in 1997. Domestic revenue increased 13.4% and service increased 15.3% over 1997 to offset a 24.2% decline in revenue from international sources. Revenue from domestic sales, international sources and service represented 77.4%, 13.1% and 9.5% of 1998 revenue, respectively, compared to 72.8%, 18.4% and 8.8%, respectively, for 1997.

         The increase in domestic revenue was driven by both sales of pulmonary diagnostics systems as well as strong sales of its new sleep diagnostic systems. Medical Graphics introduced updated models of its pulmonary function systems in September 1998 and initial results reflected strong customer interest in these new products. In addition, Medical Graphics enjoyed revenue for all of 1998 from its new diagnostics systems for sleep disorders that were introduced in late September 1997.

         International revenue for 1998 continued to be depressed from the closing of Medical Graphics' German office at the end of 1996 as part of its overall cost reduction strategy. In addition, international revenue has been impacted by weaker economic conditions and a stronger dollar versus the local currencies.

         GROSS MARGIN. The gross margin percentage increased to 39.2% of revenue in 1998 from 37.6% in 1997. This margin increase was achieved through manufacturing efficiencies resulting from the 1997 adoption of a modified version of cellular manufacturing under which major systems are produced in one continuous process over a shorter period of time rather than producing several subassemblies requiring longer throughput times. These process revisions not only reduce manufacturing costs but require significantly lower levels of inventory.

         SELLING AND MARKETING. Selling and marketing expenses decreased 10.0% to $5,653,000 in 1998 from $6,282,000 in 1997. Selling expenses as a percent of revenue decreased to 27.6% in 1998 compared to 32.8% in 1997. Increased commissions of $245,000 on higher domestic revenue and increased expenses associated with expanding Medical Graphics domestic sales force were offset by savings related to the following actions. Medical Graphics saved $348,000 due to its 1997 decision to sell the asthma business unit and reduce its focus on the sports medicine market. Moreover, nearly $500,000 in savings resulted from reductions of marketing costs, primarily personnel and related travel.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 13.5% to $1,927,000 in 1998 from $2,228,000 in 1997. As a percent of revenue, general and administrative expenses decreased to 9.4% in 1998 compared to 11.6% in 1997. This decrease reflects lower consulting and bank refinancing expenses associated with 1997 restructuring activities along with a $145,000 decrease in the provision for doubtful accounts receivable.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased 17.0% to $1,550,000 in 1998 from $1,867,000 in 1997 and as a percentage of revenue decreased to 7.6% in 1998 from 9.7% in 1997. Medical Graphics has continued to reduce its dependence on independent software contractors in favor of in-house software engineers. Lower costs also reflect an increasing proficiency of Medical Graphics employees developing product software upgrades.

         INFREQUENT CHARGES. Infrequent expenses of $1,738,000 for the year ended December 31, 1997 represented expenses associated with the cost reduction strategies implemented in the first quarter of 1997. Each component is described and quantified in the following table.

                            DESCRIPTION                                           AMOUNT
-------------------------------------------------------------------------     -------------
Professional fees                                                                  $239,000

Consulting expenses:

   Stock granted to Mr. Sheffert                                                    101,000

   Warrants and options granted to Mr. Sheffert and a former chairperson            429,000

   Manchester Business Services, Inc. fees                                          243,000

Terminated 31 employees                                                             344,000

Terminated 2 officers                                                               382,000
                                                                              -------------
                                                                                 $1,738,000
                                                                              =============

         Professional and consulting fees included legal, accounting and other consulting expenses associated with the development and implementation of Medical Graphic's restructuring activities. The amounts listed for terminated employees and officers represent their respective severance costs. These terminations included 7 employees in Germany and 26 employees in the United States.

         The stock granted to Mr. Sheffert was valued at $2.25 per share, the closing price of Medical Graphic's stock on the grant date. The options granted to Mr. Sheffert were valued using the Black

Scholes model. Warrants granted to Mr. Sheffert and a former chairperson of the board were also valued using the Black Scholes model.

         INTEREST EXPENSE. Interest expense increased by 38.0% to $454,000 in 1998 from $329,000 in 1997. This increase reflects higher average loan balances in 1998 compared to 1997 along with slightly increased interest rates.

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

         On March 5, 1999, the Company received FDA PMA approval for its Lyra 2020 ICD Series and AngePass Lead Series, which allows the Company to market these products in the U.S. As a result of the PMA, the Company received the final two $5,000,000 equity investments from its strategic partner, Sanofi-Synthelabo, pursuant to the Investment Agreement the Company entered into with Sanofi-Synthelabo in October 1997. In exchange for the $10,000,000 equity investment, the Company issued Sanofi-Synthelabo warrants to purchase 909,017 and 540,541 shares of the Company's Common Stock at prices of $0.10 and $11.10 per share, respectively.

         The Company announced in April 1999 that it had settled all ongoing litigation with CPI and its parent company, Guidant Corporation, for $35,000,000. As a result of the settlement, the Company granted to CPI a non-exclusive license under all of the Company's patents that cover cardiac stimulation devices. CPI made a one-time payment of $35,000,000 to settle claims for past damages and for the license. CPI and Guidant agreed not to sue the Company for future infringement with respect to the Company's Lyra and Model 2030 Series of ICD product lines. The Company agreed to pay a pass-through royalty for those products to the Estate of Dr. Michel Mirowski, which owns certain patents licensed to CPI. After the payment of legal fees and other expenses associated with the lawsuits, the Company retained approximately $31,100,000 of net proceeds from the CPI settlement.

         On December 21, 1999, the Company completed its acquisition of Medical Graphics Corporation, a leader in the design and production of noninvasive diagnostic systems used in the prevention, early detection and cost-effective treatment of heart and lung disease. The acquisition, recorded under the purchase method of accounting, included the purchase of all the outstanding shares of common stock of Medical Graphics Corporation at $2.15 per share which, plus acquisition costs, resulted in a total purchase price of $16.8 million.

         Net cash provided by operating activities in the year ended December 31, 1999 was $10,208,000. This increase in cash was principally due to settlement of the lawsuits with CPI and continued efforts to reduce spending by the Company, partially offset by cash used as a result of the January and April Restructuring plans.

         Investing activities used cash of $16,076,000, primarily for the purchase of Medical Graphics on December 21, 1999.

         At December 31, 1999, the Company had cash and cash equivalents of $5,263,000 and there are no material commitments for 2000 capital expenditures. The Company believes that its revenues from operations together with its existing cash will be adequate to satisfy its liquidity and capital resource needs through 2000.

         Subsequent to December 31, 1999, and as described elsewhere above, the Company entered into a licensing agreement pursuant to which it received net cash of $8,500,000.

YEAR 2000 COMPLIANCE

         All companies that use computers must address problems that could occur when the year changed from 1999 to 2000. In the past, many computers and software used two digits instead of four to identify the year when storing and processing dates. This practice could cause a computer to use or calculate an incorrect date for the year 2000.

         The Company developed and implemented a plan to achieve Year 2000 compliance, including the creation of area-specific Year 2000 Oversight teams. As of January 1, 2000, all computer and related electronic systems and services have functioned appropriately with no interruptions to normal business functions. To date, no apparent issues have arisen with vendors providing products and services. All of the Company's current and future products are designed, manufactured and tested to perform correctly without any Year 2000 problems. The total cost of Year 2000 compliance is estimated to be no more than $200,000.

         The Company believes its efforts adequately addressed its Year 2000 concerns. Although the Company believes that no significant Year 2000 matters will arise and have a material impact on its business, financial conditions and results of operations, it cannot assure that all potential Year 2000 issues that may affect the Company have been resolved.

ITEM 7A.          QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS.

         During 1999 and prior years, because the financial results of the Company's two subsidiaries, Angeion Europe and Angeion GmbH, are translated into U.S. dollars in consolidation, the Company's primary market risk of exposure to foreign exchange rate fluctuations related to the British pound sterling and the German deutschemark as against the U.S. dollar. The Company's exposure to foreign exchange rate fluctuations also arise from certain inter-company payable or receivable balances. All sales made by Medical Graphics are denominated in the U.S. dollar and have no foreign currency exchange rate risk to the Company.

         All of the Company's foreign subsidiaries are not operating currently and are being liquidated. Balances remaining with those subsidiaries are currently minimal and the Company's corresponding exposure to foreign exchange rate fluctuations is likewise minimal.

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

         The Company sells and distributes its products globally, including sales in Europe. As noted above, all of the Company's foreign subsidiaries are currently being liquidated and not operating and all sales made by Medical Graphics are denominated in the U.S. dollar. The U.K. is one of the four countries of the EU that did not adopt the euro as its legal currency effective January 1, 1999. However, the U.K. may convert to the euro at a later date.

         During 1999, the Company did not incur any material increase in costs attributed to the euro conversion. While the Company will continue to evaluate the impact of the euro conversion over time, based upon currently available information, management does not believe that continued conversion to the euro currency will have a material impact on the Company's financial condition or over-all trends in results of operations.

         NEW ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating SFAS No. 133, but does not expect that it will have a material effect on its financial statements.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. On March 24, 2000, the SEC issued SAB No. 101A. (DEFERRAL OF THE EFFECTIVE DATE OF SAB 101) AND IMPLEMENTATION ISSUES RELATED TO SAB 101 which defers the effective date of SAB 101 by one quarter for certain registrants. SAB 101 is now effective beginning the second quarter of all fiscal years beginning after December 15, 1999 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company will be required to adopt the guidance of this bulletin, beginning with the second quarter of fiscal 2000. The impact of adoption on the Company's financial statements has not yet been determined.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


The Board of Directors and Shareholders
Angeion Corporation:


         We have audited the accompanying consolidated balance sheets of Angeion Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998, the five-month transition period ended December 31, 1997 and the year ended July 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angeion Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, the five-month transition period ended December 31, 1997, and the year ended July 31, 1997, in conformity with generally accepted accounting principles.


                                        KPMG LLP



Minneapolis, Minnesota
March 27, 2000

                    ANGEION CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1999 AND 1998
              (in thousands except share and per share data)

                                                                           1999         1998
                                                                        ---------     --------
                                        ASSETS
CURRENT ASSETS:
     Cash                                                               $   5,263     $  1,828
     Accounts receivable, net of allowance for doubtful
        accounts of $100                                                    4,790            -
     Inventories                                                            4,953            -
     Net current assets of discontinued operations                              -        1,989
     Prepaid expenses and other current assets                                175           24
                                                                        ---------     --------
        Total current assets                                               15,181        3,841
                                                                        ---------     --------
Net non-current assets of discontinued operations                           2,354       10,173
Equipment and fixtures, net                                                 2,225          278
Deferred tax assets                                                         1,868            -
Intangible assets                                                          10,298            -
Other assets, net                                                           1,250        1,924
Goodwill                                                                      561            -
                                                                        ---------     --------
                                                                        $  33,737     $ 16,216
                                                                        =========     ========
                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable                                                   $   1,455            -
     Employee compensation                                                    699            -
     Deferred income                                                          853            -
     Warranty reserve                                                         304            -
     Net current liabilities of discontinued operations                     2,101            -
     Other liabilities and accrued expenses                                   836          346
                                                                        ---------     --------
        Total current liabilities                                           6,248          346

LONG-TERM DEBT                                                             20,198       22,150
                                                                        ---------     --------
SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock, $.01 par value.  Authorized 7,500,000 shares;
        issued and outstanding 4,105,718 shares in 1999 and
        3,879,655 shares in 1998                                               41          388
     Additional paid-in capital                                           128,749      116,531
     Unamortized value of restricted stock                                      -         (118)
     Cumulative translation adjustment                                         (9)         (25)
     Accumulated deficit                                                 (121,490)    (123,056)
                                                                        ---------     --------
        Total shareholders' equity (deficit)                                7,291       (6,280)
                                                                        ---------     --------
COMMITMENTS AND CONTINGENCIES (Notes 12, 15 and 20)
                                                                        ---------     --------
                                                                        $  33,737     $ 16,216
                                                                        =========     ========

See accompanying notes to financial statements

               ANGEION CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands except per share amounts)

                                                                                             Five Month     Year
                                                                                            Period Ended    Ended
                                                     Pro Forma    Year Ended December 31,   December 31,  July 31,
                                                      Angeion     ----------------------    ------------  --------
                                                       1999         1999          1998         1997         1997
                                                     (Note 5)
                                                   (Unaudited)
                                                   -----------    --------      --------     --------     --------
REVENUES                                             $ 22,188     $    608      $      -     $      -     $      -

COST OF GOODS SOLD                                     12,076          331             -            -            -
                                                     --------     --------      --------     --------     --------

GROSS MARGIN                                           10,112          277             -            -            -
                                                     --------     --------      --------     --------     --------

OPERATING EXPENSES:
     Selling and marketing                              5,113          140             -            -            -
     General and administrative                         2,779          660           600          250          600
     Research and development                           1,453           40             -            -            -
                                                     --------     --------      --------     --------     --------
                                                        9,345          840           600          250          600
                                                     --------     --------      --------     --------     --------

OPERATING INCOME (LOSS)                                   767        (563)          (600)        (250)        (600)
                                                     --------     --------      --------     --------     --------

OTHER INCOME (EXPENSE):
     Net proceeds from settlement of lawsuits
        and grant of license rights                    30,790       30,790         2,050        -                -
     Loss on disposal of assets                          (337)        (337)
     Interest income                                    1,058        1,058           669          203        1,570
     Interest expense                                  (2,892)      (2,361)       (2,128)          (5)        (104)
                                                     --------     --------      --------     --------     --------
                                                       28,619       29,150           591          198        1,466
                                                     --------     --------      --------     --------     --------

INCOME (LOSS) BEFORE TAXES                             29,386       28,587            (9)         (52)         866

     Provision for taxes                                  171          171             -            -            -
                                                     --------     --------      --------     --------     --------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS           29,215       28,416            (9)         (52)         866

LOSS FROM DISCONTINUED OPERATIONS                     (26,850)     (26,850)      (38,829)     (14,889)     (27,775)
                                                     --------     --------      --------     --------     --------

NET INCOME (LOSS)                                    $  2,365     $  1,566      $(38,838)    $(14,941)    $(26,909)
                                                     ========     ========      ========     ========     ========

NET INCOME (LOSS) PER SHARE - BASIC
     Continuing operations                           $   7.31     $   7.11      $  (0.00)    $  (0.02)    $   0.30
     Discontinued operations                            (6.72)       (6.72)       (11.22)       (4.80)       (9.56)
     Net income (loss)                                   0.59         0.39        (11.23)       (4.82)       (9.26)

NET INCOME (LOSS) PER SHARE - DILUTED
     Continuing operations                               6.20         6.03         (0.00)       (0.02)        0.30
     Discontinued operations                            (5.70)       (5.70)       (11.22)       (4.80)       (9.56)
     Net income (loss)                                   0.50         0.33        (11.23)       (4.82)       (9.26)
                                                     ========     ========      ========     ========     ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic                                              3,996        3,996         3,460        3,100        2,906
     Diluted                                            4,709        4,709         3,460        3,100        2,906
                                                     ========     ========      ========     ========     ========

See accompanying notes to financial statements

                      ANGEION CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                            CONVERTIBLE
                                           PREFERRED STOCK           COMMON STOCK
                                         ---------------------    --------------------
                                          NUMBER                    NUMBER
                                         OF SHARES   PAR VALUE    OF SHARES  PAR VALUE
                                         ---------   ---------    ---------  ---------
BALANCES AT JULY 31, 1996                    88        $    9       2,864      $287
   Preferred stock converted
      into common stock                     (88)           (9)         88         9
   Notes payable converted
      into common stock                                                25         2
   Restricted stock grant                                               3         -
   Stock options exercised                                              6         1
   Warrants exercised                                                  66         7
   Director stock issued                                                4         -
   Compensation expense on grant
      of stock and stock options
   Cumulative translation adjustment
   Net loss
                                        -------        -----       ------    ------
BALANCES AT JULY 31, 1997                     -             -       3,056       306
   Restricted stock grant                                               2         -
   Stock options exercised                                              3         -
   Warrants exercised
   Director stock issued                                                4         1
   Compensation expense on grant
      of stock and stock options
   Amortization of restricted stock
   Promethian stock grant                                              10         1
   Synthelabo investment                                              225        22
   Cumulative translation adjustment
   Net loss
                                        -------        -----       ------    ------
BALANCES AT DECEMBER 31, 1997                 -             -       3,300       330
   Restricted stock grant                                              21         2
   Stock options exercised                                             10         1
   Director stock issued                                                1         -
   Compensation expense on grant
      of stock and stock options
   Amortization of restricted stock
   Rose Glen                                                            2         -
   Warrants on convertible debenture
   Synthelabo investment                                              521        52
   Short swing profit
   Employee stock purchase plan                                        25         3
   Cumulative translation adjustment
   Net loss
                                        -------        -----       ------    ------
BALANCES AT DECEMBER 31, 1998                 -             -       3,880       388
   Notes payable converted
      into common stock                                               128        12
   Cancellation of restricted stock grants                             (6)
   Stock options exercised
   Director stock issued                                               96
   Director cash compensation                                                     -
   Compensation expense on grant
      of stock and stock options
   Amortization of restricted stock
   Amortization of debt issuance costs
   Synthelabo investment
   One-for-ten reverse stock split                                              (360)
   Employee stock purchase plan                                         7
   Cumulative translation adjustment
   Net income
                                        -------        -----       ------    ------
BALANCES AT DECEMBER 31, 1999                 -       $    -        4,105    $   41
                                        =======       ======       ======    ======



                                                                         UNAMORTIZED
                                                        ADDITIONAL         VALUE OF         CUMULATIVE
                                                          PAID-IN         RESTRICTED        TRANSLATION  ACCUMULATED
                                                          CAPITAL            STOCK          ADJUSTMENT     DEFICIT         TOTAL
                                                       ------------      ------------      ------------ ------------       ------
BALANCES AT JULY 31, 1996                              $91,536           $    -             $    -         $(42,368)       $49,464
     Preferred stock converted
       into common stock
                                                                                                                                 -
     Notes payable converted
     into common stock                                   1,416                                                               1,418
     Restricted stock grant                                125              (73)                                                52
     Stock options exercised                               156                                                                 157
     Warrants exercised                                  1,318                                                               1,325
     Director stock issued                                 112                                                                 112
     Compensation expense on grant
     of stock and stock options                            427                                                                 427
     Cumulative translation adjustment                                                           1                               1
     Net loss                                                                                               (26,909)       (26,909)
                                                       -------            -----             --------       --------        -------
BALANCES AT JULY 31, 1997                               95,090              (73)                 1          (69,277)        26,047
     Restricted stock grant                                 79              (30)                                                49
     Stock options exercised                                87                                                                  87
     Warrants exercised
                                                                                                                                 -
     Director stock issued                                  49                                                                  50
     Compensation expense on grant
     of stock and stock options                             88                                                                  88
     Amortization of restricted stock                                         52                                                52
     Promethian stock grant                                (21)                                                                (20)
     Synthelabo investment                              14,310                                                              14,332
     Cumulative translation adjustment                                                           5                               5
     Net loss                                                                                               (14,941)       (14,941)
                                                       -------            -----             --------       --------        -------
BALANCES AT DECEMBER 31, 1997                          109,682              (51)                 6          (84,218)        25,749
     Restricted stock grant                                509             (112)                                               399
     Stock options exercised                               149                                                                 150
     Director stock issued                                 158                                                                 158
     Compensation expense on grant
     of stock and stock options                            208                                                                 208
     Amortization of restricted stock                                        45                                                45
     Rose Glen                                             311                                                                 311
     Warrants on convertible debenture                     286                                                                 286
     Synthelabo investment                               4,899                                                               4,951
     Short swing profit                                     13                                                                  13
     Employee stock purchase plan                          316                                                                 319
     Cumulative translation adjustment                                                        (31)                            (31)
     Net loss                                                                                               (38,838)      (38,838)
                                                       -------            -----             --------       --------        -------
BALANCES AT DECEMBER 31, 1998                          116,531             (118)              (25)         (123,056)       (6,280)


     Notes payable converted
     into common stock                                   1,939                                                               1,951
     Cancellation of restricted stock grants               (40)              40
                                                                                                                                 -
     Stock options exercised
                                                                                                                                 -
     Director stock issued                                 189
     Director cash compensation                            (60)                                                                (60)
     Compensation expense on grant
     of stock and stock options                            116                                                                 116
     Amortization of restricted stock                                        78                                                 78
     Amortization of debt issuance costs                  (283)                                                               (283)
     Synthelabo investment                               9,983                                                               9,983
     One-for-ten reverse stock split                       360
                                                                                                                                 -
     Employee stock purchase plan                           14                                                                  14
     Cumulative translation adjustment                                                            16                            16
     Net income                                                                                               1,566          1,566
                                                       -------            -----             --------      ---------        -------
BALANCES AT DECEMBER 31, 1999                         $128,749            $   -             $     (9)     $(121,490)        $7,291
                                                      ========            =====             ========      =========        =======

See accompanying notes to financial statements

                      ANGEION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                      FIVE MONTH       YEAR
                                                                        YEAR ENDED DECEMBER 31,      PERIOD ENDED     ENDED
                                                                       ------------------------      DECEMBER 31,    JULY 31,
                                                                          1999           1998            1997          1997
                                                                       ---------      ---------       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $ 1,566       $(38,838)       $(14,941)     $(26,909)
     Adjustments to reconcile net income (loss) to net cash
         flows provided by operating activities net of
         operating assets and liabilities acquired:
             Loss from discontinued operations                            26,850         38,829          14,889        27,775
             Compensation expenses on grant of stock and
               stock options                                                 190            809             239           591
             Changes in operating assets and liabilities:
               Prepaid expenses and other current assets                     (54)             2             (13)           16
               Accrued expenses                                              141            346               -           (12)
                                                                       ---------      ---------       ---------     ---------
             Net cash provided in continuing operations                   28,693          1,148             174         1,461
             Net cash used in discontinued operations                    (18,485)       (30,416)        (14,339)      (27,488)
                                                                       ---------      ---------       ---------     ---------
             Net cash provided (used) in operating activities             10,208        (29,268)        (14,165)      (26,027)
                                                                       =========      =========       =========     =========

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                         -              -               -       (31,582)
     Proceeds from maturities of marketable securities                         -              -           8,050        30,900
     Proceeds from sale of discontinued operating assets                     599              -               -             -
     Acquisition of subsidiary, less cash received                       (16,623)             -               -             -
                                                                       ---------      ---------       ---------     ---------
         Net cash provided (used) in continuing operations               (16,024)             -           8,050          (682)
         Net cash used in discontinued operations                            (52)        (8,085)           (611)       (3,432)
                                                                       =========      =========       =========     =========
         Net cash provided (used) in investing activities                (16,076)        (8,085)          7,439        (4,114)
                                                                       =========      =========       =========     =========

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of debt and warrants                       5,790         25,025               -             -
     Proceeds from issuance of common stock and warrants                   9,998          4,951          14,334             -
     Proceeds from exercise of stock options and warrants                      -            481              66         1,327
     Payments under capital lease obligations                                  -           (297)              -             -
     Repayments of debt                                                   (6,501)        (5,000)              -             -
                                                                       ---------      ---------       ---------     ---------
         Net cash provided by financing activities                         9,287         25,160          14,400         1,327
                                                                       ---------      ---------       ---------     ---------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                          16            (31)              6             2
                                                                       ---------      ---------       ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       3,435        (12,224)          7,680       (28,812)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,828         14,052           6,372        35,184
                                                                       ---------      ---------       ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  5,263       $  1,828        $ 14,052       $ 6,372
                                                                       =========      =========       =========     =========

CASH PAID FOR INTEREST EXPENSE                                          $  1,750       $    945        $      5       $   104
                                                                       =========      =========       =========     =========

See accompanying notes to financial statements

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(1)      DESCRIPTION OF BUSINESS

         Angeion Corporation (the "Company") developed, manufactured and distributed products for the treatment of cardiac arrhythmia patients. On December 21, 1999, the Company acquired Medical Graphics Corporation which designs and produces innovative noninvasive diagnostic systems used in the prevention, early detection and cost-effective treatment of heart and lung disease. During March, 2000, the Company's board of directors decided to discontinue its historical business.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND INVESTMENT IN JOINT VENTURE

         The consolidated financial statements include the accounts of Angeion Corporation and all of its wholly owned subsidiaries and its 50 percent-owned Joint Venture, ELA*Angeion, LLC ("ELA*Angeion"). The Company's wholly owned subsidiaries include Angeion Europe Ltd. ("Angeion Europe"), Angeion GmbH, Medical Graphics Corporation and Medical Graphics Corporation, GmbH. All inter-company transactions and balances are eliminated in consolidation. See Note "Equity in Loss of Joint Venture."

         CASH EQUIVALENTS

         Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase. At December 31, 1999, cash equivalents consisted of checking accounts and money market funds.

         INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis.

         EQUIPMENT AND FIXTURES

         Equipment and fixtures are carried at cost or liquidation value. Equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets that range from three to eight years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term, or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred. See Note "Asset Impairment."

         GOODWILL AND OTHER INTANGIBLES

         The cost of business acquisitions accounted for using the purchase method of accounting is allocated first to identifiable assets and liabilities based on estimated fair values. The excess of cost over identifiable assets and liabilities is recorded as goodwill.

         Goodwill is amortized on a straight-line basis over the expected period to be benefited, 20 years. Intangible assets, consisting of trade name, patents, assembled workforce and proprietary technology, are amortized on a straight-line basis over 7 to 20 years.

         INCOME TAXES

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

         REVENUE RECOGNITION

         Revenues from sales of products are recognized at the date of shipment. Amounts billed to customers under service contracts are deferred and recognized as income over the term of the agreement and related costs are recognized as incurred.

         NET INCOME (LOSS) PER SHARE

         Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similar to basic earnings per chare except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, warrants or convertible debt, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period. If the Senior Convertible Notes are dilutive, the associated interest expense and amortization of debt issuance costs, net of taxes, are removed from operations and the shares issued are assumed to be outstanding for the dilutive period.

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

         SHORT-TERM MARKETABLE SECURITIES

         As of December 31, 1999, the Company's marketable debt securities are classified as available-for-sale. However, because the maturities of the Company's debt securities are less than one year, they are reported at amortized cost that approximates fair value.

         CONCENTRATION OF CREDIT RISK

         Financial instruments that subject the Company to concentration of credit risk consist principally of cash investments and trade accounts receivable. Cash in excess of current operating needs is invested in accordance with the Company's investment policy that emphasizes principal preservation. At December 31, 1999, the majority of investments consisted of checking and money market account balances.

         STOCK-BASED COMPENSATION

         The Company applies the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations to account for the issuance of stock incentives to employees and directors. Accordingly, no compensation expense related to employees' and directors' stock incentives has been recognized in the financial statements. In accordance with the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has presented pro forma information reflecting compensation cost for such issuances.

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
OF

         The Company assesses the recoverability of goodwill and other long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows may not be sufficient to support the carrying value of an asset. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. On March 24, 2000, the SEC issued SAB 101A, (DEFERRAL OF THE EFFECTIVE DATE OF SAB 101) AND IMPLEMENTATION ISSUES RELATED TO SAB 101 which defers the effective date of SAB 101 by one quarter for certain registrants. SAB 101 is now effective beginning the second quarter of all fiscal years beginning after December 15, 1999 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company will be required to adopt the guidance of this bulletin, beginning with the second quarter of fiscal 2000. The impact of adoption on the Company's financial statements has not yet been determined.

(3)      PURCHASE OF MEDICAL GRAPHICS CORPORATION

         On December 21, 1999, the Company completed its acquisition of Medical Graphics Corporation, a leader in the design and production of noninvasive diagnostic systems used in the prevention, early detection and cost-effective treatment of heart and lung disease. The acquisition, recorded under the purchase method of accounting, included the purchase of all the outstanding shares of common stock of Medical Graphics Corporation at $2.15 per share which, plus acquisition costs, resulted in a total purchase price of $16.6 million, net of $190,000 in cash acquired. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition. The balance of the purchase price has been assigned to goodwill. The estimated fair value of assets acquired and liabilities assumed is summarized below:

         (in thousands)                                    Amount
         --------------------------------------------    ----------
         Current assets                                  $  10,030
         Liabilities assumed                                (7,862)
         Equipment and Fixtures                              1,896
         Deferred tax assets                                 1,868






         Other intangibles                                  10,298
         Goodwill                                              561
                                                         ---------
                                                            16,791
         Less cash acquired                                    190
                                                         ---------
                                                         $  16,601
                                                         =========

         Goodwill and other intangibles are being amortized on a straight-line basis over their useful lives, which range from 7 to 20 years. Other intangibles include values assigned to trade name, patents, assembled workforce and proprietary software.

(4)      DISCONTINUED OPERATIONS

         During March 2000, the Company announced its decision to discontinue its development, manufacture and distribution of medical devices that treat irregular heartbeats (arrhythmias), products known as implantable cardioverter defibrillator ("ICD") systems. Accordingly, the ICD business is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. Operating results of the discontinued ICD business are summarized as follows:

                                                                                      Five Month           Year
                                                  Year Ended        Year Ended       Period Ended         Ended
           (in thousands, except per             December 31,      December 31,      December 31,        July 31,
           share amounts)                           1999               1998              1997              1997
           ---------------------------------     ------------      ------------      ------------       ----------
           Net sales                             $     5,175       $     4,567       $       865        $   4,505
           Loss from discontinued operations         (26,850)          (38,829)          (14,889)         (27,775)
                                                 ============      ============      ============       ==========

         The net assets of the discontinued ICD business were as follows:

         (in thousands)                                                      1999          1998
         --------------------------------------------------------------    ---------     ---------
         Accounts receivable                                               $     49      $  1,690
         Inventories                                                             75         6,377
         Prepaid expenses                                                         -           599
         Accounts payable                                                       (15)       (2,459)
         Current portion of long-term debt                                        -          (501)
         Accrued employee compensation                                         (382)         (983)
         Deferred income                                                          -        (1,198)
         Other accrued expenses                                              (1,828)       (1,536)
                                                                           ---------     ---------
            Net current assets (liabilities) of discontinued operations    $ (2,101)     $  1,989
                                                                           =========     =========
         Equipment and fixtures                                            $    828      $  6,603
         Investment in Joint Venture, net                                     1,526         3,221
         Deferred tax asset, net of valuation allowance                           -             -
         Other assets                                                             -           349
                                                                           ---------     ---------
            Net non-current assets of discontinued operations              $  2,354      $ 10,173
                                                                           =========     =========

(5)      PRO FORMA ANGEION

         The decision to discontinue the ICD product line represents a significant change for the Company. As a result of the December 21, 1999 merger, Medical Graphics now comprises a majority of the total assets of the Company and generates a majority of its sales. The pro forma statement of operations for 1999 is presented because the Company intends to focus its future efforts primarily on the markets served by and business operations of Medical Graphics. To present the supplemental pro forma disclosure requirements of APB 16, the Pro Forma Angeion 1999 data would need to present the acquisition as if it had occurred on January 1, 1999. The resulting adjustment to affect this presentation is the amortization of intangibles of $1,452,000 for the twelve months ended December 31, 1999.

(6)      INVENTORIES

         Inventories consisted of the following at December 31:

         (in thousands)                                      1999
         ----------------------------------           -----------
         Raw materials                               $      2,974
         Work-in process                                      109
         Finished goods                                     1,870
                                                      -----------
                                                     $      4,953
                                                      ===========

(7)      PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31:

         (in thousands)                                      1999           1998
         ----------------------------------           -----------      ---------
         Furniture and fixtures                      $      1,432     $      216
         Equipment                                          3,936            222
         Leasehold improvements                               866              -
                                                      -----------      ---------
                                                            6,234            438
         Less: accumulated depreciation                    (4,009)          (160)
                                                      -----------      ---------
                                                     $      2,225     $      278
                                                      ===========      =========

(8)      OTHER ASSETS

         Others assets primarily consists of the unamortized value of debt issuance expenses associated with the Senior Convertible Notes due 2003.

(9)      LONG-TERM DEBT

         On March 11, 1998, the Company borrowed $5,000,000 from RGC International Investors, IDC ("Rose Glen") pursuant to a Convertible Senior Note (the "Interim Financing"). In connection with the Interim Financing, the Company issued Rose Glen warrants to purchase an aggregate of 97,000 shares of the Company's common stock at an exercise price of $29.93. On April 15, 1998, the Company repaid the Interim Financing together with accrued interest, in full. In consideration of early payment, warrants for an aggregate of 24,250 shares of common stock were canceled. The remaining warrant for 72,750 shares of common stock is exercisable until March 11, 2003.

         On April 14, 1998, the Company completed a private placement of $22,150,000 principal amount of 7 1/2 percent Senior Convertible Notes due 2003 (the "Notes"), which resulted in net proceeds to the Company of approximately $20,000,000. The Notes were issued pursuant to an indenture (the "Indenture") between the Company and U.S. Bank National Association (the "Trustee"). Interest on the Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 1998. The Notes are convertible into common stock at any time after July 13, 1998, and prior to maturity, unless previously redeemed. The Notes had an initial conversion price ("Conversion Price") of $30.516 per share subject to adjustment upon the occurrence of certain events ("Events"). These Events stipulated that the Conversion Price would be adjusted on December 18, 1998 to the lower of: (a) the previously applicable Conversion Price or (b) the average of the last reported sale price of the common stock as reported by the Nasdaq National Market for the five consecutive business days ending on the last full trading day prior to December 18, 1998; provided, however, that in no event will the Conversion Price be reduced below $15.258. On December 18, 1998 the Conversion Price was adjusted to $15.258.

         On or after April 14, 2001, the Notes will be redeemable at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days prior written notice at a redemption price equal to 100 percent of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, up to the redemption date. Upon the occurrence of a "change in control" or the delisting of the common stock so that it no longer trades on the Nasdaq National Market or Nasdaq Small Cap Market, each holder of the Notes has the right to require the Company to repurchase all or any part of such holder's Notes at a repurchase price equal to 101 percent of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any. Upon the occurrence of an "Event of Default" under the Indenture, the Trustee or the holders of at least 25 percent in principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately. As of December 31, 1999, $20,198,000 of the Notes remained outstanding. See Note "Litigation and Contingencies".

         In January 1999, the Company entered into financing agreements with Norwest Business Credit (the "Bank") in which the Bank made two term loans (the "Loans") to the Company in the amounts of $4,000,000 and $2,000,000. Individual investors, including a director of the Company guaranteed the Loans. The Loans were secured by a security interest in all of the Company's intellectual property that the Company was free to pledge for such purpose. The Loans were repaid in May 1999.

         The Company's Medical Graphics subsidiary has a credit agreement with Wells Fargo Business Credit, Inc. (Wells Fargo) that provides for total borrowings, based on available collateral as defined, of up to $4,500,000, at the discretion of Wells Fargo. The credit line allows the subsidiary to borrow up to 80% of eligible domestic accounts receivable, 40% of eligible domestic inventory (not to exceed $1,500,000), and 90% of eligible foreign accounts receivable. The subsidiary's accounts receivable and inventories secure total borrowings outstanding under the credit agreement. The credit agreement contains certain restrictive covenants, including maintenance of minimum net worth (as defined), earnings requirements, and debt service requirements as well as limitations on capital expenditures and payment of dividends. Borrowings under the line of credit bear interest at the Wells Fargo "base" rate plus 4.0% (12.5% at December 31, 1999). The "base" rate is equal to the interest rate publicly announced by Norwest Bank Minnesota, National Association from time to time as its "base" rate. The line of credit contains a minimum monthly interest charge of $15,000. The credit agreement expires at March 31, 2000.

(10)     SHAREHOLDERS' EQUITY (DEFICIT)

         COMMON STOCK

         On May 7, 1999, the Company's Board of Directors approved a one-for-ten reverse stock split of the Company's common stock for shareholders of record at the close of business on May 17, 1999. The reverse stock split was implemented as part of the Company's restructuring plan discussed below. See Note "Restructurings." All share and per share information contained in this report has been retroactively adjusted to reflect the impact of the reverse stock split.

         SANOFI-SYNTHELABO TRANSACTIONS

         In October 1997, the Company entered into an Investment and Master Strategic Relationship Agreement (the "Agreement") with Sanofi-Synthelabo, a French pharmaceutical company, which, in addition to creating the ELA*Angeion Joint Venture, resulted in equity investments of $15,000,000 and $5,000,000 in 1997 and 1998, respectively. Total shares of common stock and warrants issued in 1997 were 225,141 and 135,085, respectively, and in 1998 were 136,240 and 81,744, respectively. The Agreement included a re-pricing provision which automatically re-priced the original shares of common stock and warrants as if this investment had been made at a price based on the average Company stock price for the fifteen day trading period prior to the one year anniversary of the initial investment. Pursuant to the Agreement, on October 9, 1998, the initial 225,141 shares of common stock and 135,085 warrants were re-priced to reflect the re-pricing provision of the Agreement resulting in an additional 384,615 shares of common stock and an additional 230,769 warrants being issued to Sanofi-Synthelabo. The new totals for the initial investment are: 609,756 shares of common stock issued at $24.60 per share and warrants which allow Sanofi-Synthelabo to purchase an additional 365,854 shares of the Company's common stock at a price of $24.60 per share with an expiration date of October 9, 2001. The 136,240 shares of common stock issued in 1998 were issued at $36.70 per share and the warrants allow Sanofi-Synthelabo to purchase an additional 81,744 shares of the Company's common stock at a price of $36.70 per share with an expiration date of September 1, 2001. During 1999, Sanofi-Synthelabo invested an additional $10,000,000 in the Company pursuant to the Investment Agreement. In exchange for this investment, the Company issued Sanofi-Synthelabo warrants to purchase 909,017 and 540,541 shares of common stock for $.10 and $11.10 per share, respectively, with expiration dates of March 12, 2009 and March 12, 2002, respectively.

         On August 3, 1999, the Company announced that it had entered into an agreement (the "1999 ELA Agreement") to transfer certain assets and grant a one-way, non-exclusive, fully paid-up, royalty free, and perpetual worldwide license for its patents and patent applications relating to cardiac stimulation devices to ELA Medical, a wholly-owned subsidiary of Sanofi-Synthelabo. As part of the agreement, the Company agreed to transfer ownership of its flat capacitor technology and its AngePass 4040, 4080 and 4090 Series lead systems, including related regulatory approvals and obligations, to ELA Medical. In exchange, the Company would receive all 745,994 shares of the Company's common stock owned by Sanofi-Synthelabo and all warrants owned by Sanofi-Synthelabo to purchase approximately 1.9 million shares of the Company's common stock. These transactions, by their terms, were subject to shareholder approval and consent of the holders of the Company's Notes. Shareholder approval was obtained in February 2000, but Note holder consent was not obtained. The Company entered into and closed a new Asset Purchase Agreement with Sanofi-Synthelabo and ELA Medical under terms similar to the 1999 ELA Agreement (the "2000 ELA Agreement"), transferred ownership of the flat capacitor technology, and granted a non-exclusive license to ELA Medical for ICD technology of Angeion and reacquired the common stock and warrants held by Sanofi-Synthelabo.

         Upon closing of the transactions contemplated by the 2000 ELA Agreement on March 24, 2000, the Company was relieved of all further obligations to supply implantable cardiac defibrillator ("ICD") products to ELA Medical outside of the United States. The Company's obligations to supply ICDs to ELA Medical in the United States is governed by the manufacturing and supply agreement entered into as part of the Withdrawal Agreement described in the Note "Restructurings." Also upon closing, the Company was relieved of its obligation under the Investment Agreement to enter into a patent and related intellectual property cross license with Sanofi-Synthelabo.

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

                                                                          Weighted
                                                                          Average
                                                       Shares              Price
                                                    -----------          ---------
         Outstanding at July 31, 1996                  219,875             44.50
             Granted                                   186,278             35.00
             Exercised                                  (3,557)            22.61
             Expired or canceled                      (110,513)            67.90
                                                    -----------

         Outstanding at July 31, 1997                  292,083             29.37
             Granted                                    12,980             50.00
             Exercised                                  (1,783)            22.62






             Expired or canceled                        (5,660)            37.64
                                                    -----------

         Outstanding at December 31, 1997              297,620             30.15
             Granted                                    91,159             21.32
             Exercised                                  (9,450)            15.91
             Expired or canceled                       (33,258)            34.75
                                                    -----------

         Outstanding at December 31, 1998              346,071             27.77
             Granted                                     7,500             10.47
             Exercised                                      --             --
             Expired or canceled                      (184,410)            30.31
                                                    -----------

         Outstanding at December 31, 1999              169,161             24.24
                                                    ===========         ==========

         As of December 31, 1999, the outstanding options in the 1993, 1991, 1989 and 1988 Stock Incentive Plans had exercise prices ranging from $19.70 to $41.60 with a weighted average contractual life of .19 years. At December 31, 1999, 155,282 options were exercisable, with a weighted-average exercise price of $24.42. The following table summarizes information concerning options outstanding and exercisable at December 31, 1999:

                                               Options Outstanding                        Options Exercisable
                                 ---------------------------------------------       ---------------------------
                                                   Weighted          Weighted                          Weighted
                                                    average          average                            average
         Range of                                  remaining         exercise                          exercise
         exercise price            Number            years            price            Number            price
         ---------------------------------         ---------        ----------       ----------       ----------
         $19.70 - $21.88           50,025             .09           $    21.87          50,025        $    21.87
         $22.03                    68,158             .13                22.03          54,540             22.03
         $23.10 - $41.60           50,978             .24                26.99          50,717             26.95
                                ----------                                           ----------
                                  169,161             .19           $    24.24         155,282        $    24.42
                                ==========         =========        ==========       ==========       ==========

         During the years ended December 31, 1999 and 1998, the five month transition period ended December 31, 1997, the year ended July 31, 1997, the Company granted options, outside the Plans, to purchase 0, 81,842, 0, and 22,500 shares, respectively, of common stock at a weighted average price of $0.00, $22.03, $0.00, and $31.88 per share, respectively. During 1999, none of these options were exercised. At December 31, 1999, 27,960 of these options were exercisable at a weighted average exercise price of $25.51.

         Under the Non-Employee Director Option Plan, options for 31,250, 150, 1,800, and 1,877 shares were granted at a weighted average price of $1.97, $21.40, $35.94 and $35.84 during the years ended December 31, 1999 and 1998, the five month transition period ended December 31, 1997, the year ended July 31, 1997, respectively. Options for 0, 0, 1,600, and 2,400 shares at a price of $0.00, $0.00, $29.38, and $31.88 were exercised during the same respective periods. At December 31, 1999, 6,077 shares at a weighted average price of $40.22 were outstanding and exercisable under this plan.

         On November 25, 1996, the Board of Directors reviewed the exercise price of the options then outstanding, current market conditions, as well as other factors, and offered to re-price all of the outstanding options that had exercise prices above market value. The new option price reflected the market value on December 18, 1996. The total number of re-priced options was 123,138. These re-priced options could not be exercised for twelve months from the election date and then vested pursuant to their original terms.

         WARRANTS

         In connection with the Investment Agreement entered into with Sanofi-Synthelabo in October 1997, the Company issued 135,085 warrants. As allowed for in the Investment Agreement and as discussed above, these 135,085 warrants were subject to re-pricing provisions, which resulted in the issuance of additional warrants totaling 230,769 in October 1998. These warrants allow Sanofi-Synthelabo to purchase 365,854 shares of common stock at $24.60 per share and expire on October 9, 2001. In addition, in connection with the additional $5,000,000 investment received from Sanofi-Synthelabo in August 1998, an additional 81,744 warrants were issued. These warrants allow Sanofi-Synthelabo to purchase 81,744 shares of common stock at $36.70 per share and expire on September 1, 2001.

         During 1999, Sanofi-Synthelabo invested an additional $10,000,000 in the Company pursuant to the Investment Agreement. In exchange for the investment, the Company issued Sanofi-Synthelabo warrants to purchase 909,017 and 540,541 shares of common stock for $.10 and $11.10 per share, respectively, with expiration dates of March 12, 2009 and March 12, 2002, respectively.

         In connection with the private placement of $22,150,000 principal of 7 1/2 percent Senior Convertible Notes due 2003 (the "Notes"), the Company issued 18,147 warrants each to HSBC Securities, Inc. ("HSBC") and Prudential Securities, Inc. ("Prudential"), respectively. These warrants allow both HSBC and Prudential to purchase 18,147 shares of common stock at a price of $15.258 per share. These warrants expire on April 15, 2003. The fair value of the warrants at the time of issuance was determined to be $286,202. This value is being ratably amortized over the term of the debt, adjusted for any conversions. The unamortized value at December 31, 1999 is included in other assets along with other debt issuance expenses.

         In connection with a $5,000,000 Convertible Senior Note agreement, the Company entered into with RGC International Investors, IDC, the Company issued warrants to purchase an aggregate of 97,000 shares of the Company's common stock at an exercise price of $29.93. On April 15, 1998, the Company repaid the Interim Financing together with accrued interest, in full. In consideration of early payment, warrants for an aggregate of 24,250 shares of common stock were canceled. The remaining warrants for 72,750 shares of common stock are exercisable until March 11, 2003.

         In connection with the issuance of a note payable to a shareholder in fiscal 1992, the Company issued a warrant to such shareholder to purchase 7,500 shares of common stock at $25.00 per share. This warrant expired on July 27, 1999.

         In connection with 1994 Bridge Financing, warrants to purchase 83,500 shares of common stock were issued at an exercise price of $20,00 per share. During 1997 and 1996, warrants for 66,250 and 15,550 shares of common stock, respectively, were exercised. The remaining 1,700 warrants expired on July 29, 1999.

         PRO FORMA OPTION INFORMATION

         The Company applies APB No. 25 in accounting for the compensation costs of employee stock options. Had the Company determined compensation costs based on the fair value at the date of grant for its options, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:

                                                                                   Five Month        Year
                                                Year Ended        Year Ended      Period Ended       Ended
          (in thousands, except per            December 31,      December 31,     December 31,      July 31,
          share amounts)                          1999              1998             1997             1997
          ------------------------------       ------------      ------------     ------------     -----------
          Net income (loss):
             As reported                       $     1,566       $  (38,838)      $  (14,941)      $  (26,909)
             Pro forma                                 323          (40,983)         (15,490)         (27,964)
                                              ============      ===========       ==========       ==========
          Net income (loss) per share
             As reported                       $      0.39       $   (11.23)      $    (4.82)      $    (9.26)
             Pro forma                                0.08           (11.85)           (5.00)           (9.62)
                                              ============      ===========       ==========       ==========

         The estimated per share weighted-average fair value of all stock options granted during the fiscal years ended December 31, 1999 and 1998, the five month transition period ended December 31, 1997 and the fiscal year ended July 31,1997 was $1.00, $14.34, $32.42 and $15.17, respectively, as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the respective periods:

                                                                                     Five Month
                                               Year Ended         Year Ended        Period Ended
                                              December 31,       December 31,       December 31,     Year Ended July
                                                  1999               1998               1997             31, 1997
                                              ------------       ------------       ------------     ---------------
           Risk-free interest rate                 6.20%             5.00%              5.80%              6.20%
           Expected volatility factor              1.21              1.72               1.65               1.34
           Expected option term                  3 years           5 years            5 years            5 years
                                              ============       ============       ============     ===============

         Pro-forma net income excludes options granted in fiscal 1995 and prior. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the term of the option and compensation cost for options granted prior to August 1, 1995 is not considered.

         NON-CASH COMPENSATION

         During the years ended December 31, 1999 and 1998, the five month transition period ended December 31, 1997, and the year ended July 31, 1997, the Company granted in-the-money stock options and stock grants to employees, directors and consultants in lieu of cash compensation, which amounted to $190,000, $809,194, $239,320, and $591,022, respectively. For securities issued to employees, expense was recognized for the stock and stock option grants based on the intrinsic value method in accordance with APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. For stock issued to non-employees, expense was recognized based on the fair value of securities granted.

         RESTRICTED STOCK GRANTS

         The Company's 1993 Stock Option Plan allows for issuance of restricted stock grants. During the years ended December 31, 1999 and 1998, the five month transition period ended December 31, 1997 and the year ended July 31, 1997, the Company issued 0, 21,000, 1,500, and 3,333 shares of restricted stock, respectively, in lieu of cash compensation totaling $0, $510,946, $79,688, and $125,000, respectively. The value of such stock was established by the market price on the grant date. During 1999, all remaining outstanding restricted stock grants were either canceled or the restrictions were removed. For any shares with restrictions removed, the remaining unearned compensation expense, if any, was recognized as non-cash compensation during 1999. Unearned compensation for prior years is shown as a reduction of shareholders' equity in the accompanying consolidated financial statements and was amortized ratably over the estimated restricted period.

         SHAREHOLDER RIGHTS PLAN

         On April 8, 1996, the Board of Directors declared a dividend distribution of one common stock purchase right (a "Right") for each share of the Company's common stock outstanding on April 30, 1996, and one Right for each common stock into which Series A preferred stock are convertible. Each Right would entitle shareowners to buy one-thousandth share of a new series of preferred stock at an exercise price of $70.00 per share, subject to adjustment. The Rights will not be exercisable or separable from the common stock until a party acquires beneficial ownership of 15 percent or more (or as low as 10 percent as the Board of Directors may determine) of the Company's common stock or after a person or group announces an offer, the consummation of which would result in such party owning 15 percent or more of the common stock. The Rights expire on April 7, 2006, unless redeemed or exchanged by the Company earlier.

(11)     EQUITY IN LOSS OF JOINT VENTURE

         On January 1, 1998, ELA*Angeion, LLC (the "Joint Venture"), a Joint Venture owned equally by the Company and ELA Medical, a wholly owned subsidiary of Sanofi-Synthelabo, a French pharmaceutical company, began operations. A proportional amount of the loss from the Joint Venture is accounted for under the equity method and was recognized as a component of Other income (expense) in the Company's Consolidated Statements of Operations. In May 1999, the Company withdrew from the Joint Venture under an agreement with ELA Medical. Prior to its withdrawal from the Joint Venture, the Company's proportional share of sales, cost of sales and any resultant gain or loss related to assets sold to the Joint Venture remaining on the books of the Joint Venture at the end of the applicable reporting period had been eliminated. The Company's proportional share of sales and cost of sales and resultant gain or loss related to assets sold to the Joint Venture, were entirely recognized in May 1999. During the third quarter of 1999, ELA*Angeion, LLC changed its name to ELA Medical, LLC.

         The Company's remaining investment in the Joint Venture was $1,526,000 at December 31, 1999. This investment, which is included with net non-current assets of discontinued operations on the balance sheet, was recovered through consideration received in connection with closing of the ELA Agreement during March 2000.

(12)     LEASES

         The Company leases office and manufacturing space, a van and various office accessories. The building lease expires in 2002, at which time the Company has an option to renew the lease for an additional four years. The Company has the option to purchase the building at the end of each lease expiration period for the building's fair market value. The Company has relocated its offices to this facility leased by its subsidiary.

         In connection with the Company's discontinued ICD business, it leases office and production space under a non-cancelable operating lease. The lease provides for executory costs that are subject to escalation based on increases in the lessor's underlying costs. In addition, the Company leased certain equipment under cancelable operating leases. The Company is planning to sublet the unused facility in order to reduce or eliminate the future leasing costs. At December 31, 1999, the Company had accrued $604,000 in future rent expense that it does not believe will be recovered. The remaining operating leases that were associated with the discontinued ICD business have been canceled. Rent expense for office and production space used in the discontinued ICD business was approximately $590,000, $572,000, $176,000, and $404,000, for the years ended December 31, 1999 and 1998, the five month transition period ended December 31, 1997, the year ended July 31, 1997, respectively.

         (in thousands)                              Continuing       Discontinued
         Year ended December 31,                     Operations        Operations
         ----------------------------------          ----------       ------------
         2000                                       $    459         $        576
         2001                                            357                  576
         2002                                            172                  576
         2003                                             --                  634
         2004                                             --                  646
         Thereafter                                       --                2,046
                                                     ----------       ------------
                                                    $    988         $      5,054
                                                     ==========       ============

(13)     INCOME TAXES

         The Company has a federal net operating loss carry-forward at December 31, 1999, of approximately $124,129,000 which is available to reduce income taxes payable in future years. If not used, this carry-forward will expire in years 2004 through 2019. Under the Tax Reform Act of 1986, the utilization of these tax loss carry-forwards may be limited as a result of significant changes in ownership.

         In December 1999, the Company completed its acquisition of Medical Graphics Corporation. The net operating losses and tax credits of Medical Graphics Corporation on the date of the acquisition are subject to annual limitation under Internal Revenue Code Sections 382 and 383, respectively. The Company does not believe the utilization of the carry forwards will be significantly limited under the Internal Revenue Code provisions.

         The actual tax expense attributable to income from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the net loss as follows:

                                                                             Five Month
                                                                               Period
                                         Year Ended        Year Ended           Ended           Year Ended
                                          December          December           December          July 31,
                                          31, 1999           31,1998           31, 1997            1997
                                         ----------        ----------        -----------        ----------
         Federal statutory rate            (34.0%)           (34.0%)             (34.0%)           (34.0%)
         State income taxes, net            (5.5)             (6.0)               (6.0)             (6.0)
         Miscellaneous                      (0.0)             (0.0)               (0.0)             (0.0)
         Change in valuation
             allowance                      38.9              40.0                40.0              40.0
         Effective income taxes              0.6%              0.0%                0.0%              0.0%
                                         ==========        ==========        ===========        ==========

         The tax effects of temporary differences arising out of continuing operations that give rise to significant portions of the deferred taxes are presented below:

                                                                                       Five Month
                                                                                         Period
                                                     Year Ended       Year Ended          Ended         Year Ended
                                                      December         December          December         July 31,
         (in thousands)                               31, 1999          31,1998          31, 1997          1997
         -------------------------------------       -----------      -----------      -----------      -----------
         Net operating loss carry-forwards          $     4,470      $         0      $         0      $         0
         Other                                              448                0                0                0
                                                     -----------      -----------      -----------      -----------
         Net deferred tax assets                          4,918                0                0                0
         Less valuation allowance                        (3,050)               0                0                0
                                                     -----------      -----------      -----------      -----------
         Deferred income taxes                      $     1,868      $         0      $         0      $         0
                                                     ===========      ===========      ===========      ===========

         The total deferred tax asset above does not include $48,800,000 of deferred tax assets attributable to discontinued operations. The deferred tax assets arose primarily from net operating losses attributable to discontinued operations. Additionally, the valuation allowance above does not include a valuation allowance of $48,800,000 attributable to discontinued operations which was used to completely offset the deferred tax asset attributable to discontinued operations.

         The valuation allowance for deferred tax assets attributable to continuing operations as of January 1, 1999 and 1998 was -0- and -0-, respectively. The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was an increase of $3,050,000 and -0-, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $5,500,000 prior to the expiration of the net operating loss carryforwards. The amount of deferred tax assets considered realizable, however, could be reduced in the near future if estimates of future taxable income during the carryforward period are reduced.

(14)     RETIREMENT SAVINGS PLAN

         The Angeion Corporation Tax Deferred Savings and Employee Stock Ownership Plan provides for contributions in the form of a salary reduction cash or deferred arrangement, discretionary matching employer contribution, discretionary supplemental employer contributions, and voluntary after-tax contributions by participating employees. Generally, all employees of the Company who have completed six months of service with the Company are eligible to participate in the plan. Contribution expense was insignificant in all years presented.

(15)     ROYALTY COMMITMENTS

         The Company announced in April 1999 that it had settled all ongoing litigation with Cardiac Pacemakers, Inc. ("CPI") and its parent company, Guidant Corporation ("Guidant"), for $30,790,000, net of related expenses. As a result of the settlement, the Company granted to CPI a non-exclusive license under all of the Company's patents that cover cardiac stimulation devices and CPI made a one-time payment to settle claims for past damages and for the license. CPI and Guidant agreed not to sue the Company for future infringement with respect to the Company's Lyra 2020 and Model 2030 Series of ICD product lines. The Company agreed to pay a pass-through royalty for those products to the Estate of Dr. Michel Mirowski, which owns certain patents licensed to CPI. As of December 31, 1999, the Company has incurred royalty expense related to this commitment totaling $82,000.

         On August 13, 1998, the Company agreed to pay royalties to Children's Medical Center Corporation for sales related to specified identified patents. Royalty rates related to this agreement are as follows: 2 1/2 percent of the first $2,000,000 of net product sales after market release; 5 percent of all net product sales over and above the first $2,000,000; and 10 percent on all third-party income. The Company has incurred $0 and $34,000 in royalty expense for the years ended December 31, 1999 and 1998, respectively, related to the above commitment.

         The Company acquired the technology for its continuous-wave laser catheter system. As part of this acquisition, the Company agreed to pay a royalty of 5% on sales of patented products incorporating this technology for the life of any patent on this technology. Additionally, in exchange for a doctor's efforts in connection with the laser catheter ablation system, the Company has agreed to pay the doctor and Carolinas Medical Center a royalty, when certain conditions are met, of 2% and 3%, respectively, on all paid sales of tachycardia devices. The Company has incurred no royalty expense through December 31, 1999 related to this commitment.

(16)     RESTRUCTURINGS

         In January 1999, the Company announced a restructuring plan (the "January Restructuring") to help reduce its cash flow burn rate. As a result of the January Restructuring, the Company reduced approximately 20 percent of its total employee base, including 40 percent of the

Company's senior management team. The Company took a restructuring charge in the first quarter of 1999 of approximately $720,000 for expenses related to severance costs and other employee benefits associated with the reduction in work force. The activity for the quarters ended June 30 and September 30, 1999 include the reversal of $30,000 and $20,000, respectively, for employee outplacement services not utilized. Details of the January Restructuring activity follow.

                                                            Employee
         (in thousands)                                     Severance
         ----------------------------------------          -----------
             Provision                                    $       720
             Payments                                            (618)
             Adjustments                                            -
                                                           -----------
         Balance March 31, 1999                                   102

             Provision                                              -
             Payments                                             (52
             Adjustments                                          (30)
                                                           -----------
         Balance June 30, 1999                                     20

             Provision                                              -
             Payments                                               -
             Adjustments                                          (20)
                                                           -----------
         Balance September 30, 1999                       $         -
                                                           -----------

         In April 1999, the Company announced a second restructuring plan (the "April Restructuring") to refocus its business and reduce operating expenses. As a result of the April Restructuring, the Company reduced its workforce by approximately 75 percent of its total employee base, while retaining the staff necessary to support its ongoing operations and clinical, regulatory and engineering staff needed to provide customer support for the Company's Lyra series of ICDs and existing implants. In addition, the Company continued to provide agreed-upon amounts of product to ELA under the terms of its amended supply agreements. For the three months ended June 30, 1999, the Company recorded a restructuring charge of approximately $3,784,000. The activity for the three months ended September 30 and December 31, 1999 includes the reversal of $10,000 and $10,000, respectively, for employee outplacement services not utilized. The Company completed the April Restructuring during January, 2000. Details of the April Restructuring activity follow.

                                                Employee      Equipment
         (in thousands)                        Severance      & Fixtures     Inventory       Total
         ------------------------------       -----------    ------------   ----------     ---------
             Provision                       $    1,627     $      500     $    1,657     $   3,784
             Payments                            (1,597)          (500)        (1,657)       (3,754)
             Adjustments                              -              -              -             -
                                              -----------    ------------   ----------     ---------
         Balance - June 30, 1999                     30              -              -            30

             Provision                                -              -              -             -
             Payments                                (5)             -              -            (5)
             Adjustments                            (10)             -              -           (10)
                                              -----------    ------------   ----------     ---------
         Balance September 30, 1999                  15              -              -            15

             Provision                                -              -              -             -
             Payments                                (5)             -              -            (5)






             Adjustments                            (10)             -              -           (10)
                                              -----------    ------------   ----------     ---------
         Balance - December 31, 1999         $        -     $        -     $        -     $       -
                                              ===========    ============   ==========     =========

         On May 11, 1999, the Company entered into a Withdrawal Agreement pursuant to which the Company withdrew from its membership in the Joint Venture. Under the terms of the Withdrawal Agreement, ELA Medical has sole responsibility for the operations of the Joint Venture. In addition, ELA Medical has assumed certain warranty coverage, technical service and regulatory compliance services for which the Company was responsible under
(i) applicable law, (ii) the supply agreement between the Company and the Joint Venture, and (iii) contracts with third parties for Model 2000 and 2010 Series ICD products and associated leads and programmers supplied to such third parties and implanted in human beings in the United States (including associated programmers for such ICD models). The Company retains potential product liability obligations from patients and has agreed to maintain at its own expense through May 10, 2004, product liability insurance with limits of liability at least as high as those in place as of the date of the Withdrawal Agreement, subject to availability on commercially reasonable terms.

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

         On March 24, 2000, the Company executed an Asset Purchase Agreement, together with a separate License agreement and ancillary documents, with ELA Medical and Sanofi-Synthelabo under which the Company granted to ELA Medical a one-way, non-exclusive, fully paid-up, royalty free license for its cardiac stimulation technology. As part of the agreements, the Company sold to Sanofi-Synthelabo and ELA Medical certain of its assets and liabilities related to the manufacture and sale of cardiac stimulation devices. In connection with the transaction, Sanofi-Synthelabo surrendered 745,994 shares of the Company's common stock and warrants to purchase additional 1,897,186 shares, including warrants to purchase 909,017 shares at ten cents per share. This transaction is described in Note 10, "Shareholders' Equity (Deficit)" as the ELA 2000 Agreement.

(17)     ASSET IMPAIRMENT

         The Company fulfilled its current contractual obligations to supply ICD products to ELA Medical and related entities during the year ended December 31, 1999. Due to the fact that anticipated future orders for ICDs from ELA Medical and others were insufficient for the Company to recover its existing investment in manufacturing equipment, fixtures and inventory, the Company recorded asset impairment charges during the third quarter of 1999 of $1,157,000 for inventory and $2,746,000 related to the write-down of equipment and fixtures. During the fourth quarter of 1999, the Company recorded additional asset impairment charges of $152,000 for inventory and $426,000 for equipment and fixtures. The write-down of equipment and fixtures and the write-off of inventory consisted of assets that were either disposed of during 1999 or which were being held for sale or held for future use by the Company. Those assets are carried at liquidation value with depreciation suspended. The liquidation value for such assets was determined by a third party and was the basis for such write-down.

(18)     REPORTING COMPREHENSIVE INCOME

         The Company's net loss and comprehensive loss are substantially equivalent and are not presented separately because components of comprehensive income consist only of immaterial foreign currency translation adjustments.

(19)     SEGMENT REPORTING

         The Company operates in a single industry segment, medical products. For management purposes, the Company is segmented into two geographic areas. Net sales and long-lived assets for these areas are shown in the following table. The data includes the relevant information associated with discontinued operations.

                                                                                 Five Month
                                                                                   Period
                                            Year Ended        Year Ended           Ended           Year Ended
                                             December          December           December          July 31,
         (in thousands)                      31, 1999           31,1998           31, 1997            1997
         -----------------------------   -------------     -------------      -------------     -------------
         Net sales to unaffiliated
                 customers
             United States             $        3,359    $        2,977     $          759    $        3,064
             Foreign countries                  2,424             1,590                106             1,441
                                         -------------     -------------      -------------     -------------
                                       $        5,783    $        4,567     $          865    $        4,505
                                         =============     =============      =============     =============
         Net long-lived assets
             United States             $        2,229    $        6,879     $        6,437    $        6,624
             Foreign countries                      -                 2                 87                98
                                         -------------     -------------      -------------     -------------
                                       $        2,229    $        6,881     $        6,524    $        6,722
                                         =============     =============      =============     =============

         Sales attributed to geographic area are based upon customer location. Long-lived assets consist of equipment and fixtures located at the Company's facilities in the United States, United Kingdom and Germany.

(20)     LITIGATION AND CONTINGENCIES

         On September 24, 1999, U. S. Bank National Association, as Trustee on behalf of Holders of certain Angeion 7 1/2% Senior Convertible Notes due 2003, filed a lawsuit against the Company in the Hennepin County District Court, the Fourth Judicial District, State of Minnesota. The lawsuit claimed that a series of transactions constituted a so-called "Designated Event" thereby triggering the acceleration and payment of $22,150,000 owed to the Note holders.

         On October 20, 1999, the Trustee filed a motion with the Court seeking the issuance of a temporary injunction mandating that the Company immediately commence a Designated Event Offer pursuant to the Indenture and ordering the Company to deposit, in a separate interest-bearing account at a federally insured bank, the sum of $23 million for the benefit of the Trustee and subject to further Order of the Court. The Company opposed the Trustee's request on grounds that, for legal and equitable reasons, the Trustee was not entitled to obtain such prejudgment relief. By order of the Court dated November 30, 1999, the Court denied the temporary injunction. The Trustee has appealed from this order.

         On November 15, 1999, Angeion filed a motion for complete dismissal of the Trustee's complaint. On November 30, 1999 the Trustee filed a motion for complete dismissal of Angeion's counterclaims. A hearing was held on both motions on December 28, 1999. By written order dated February 7, 2000, the Court granted both motions. The Court specifically ruled that the transactions of which the Trustee complained did not constitute the sale of all or substantially all of the assets of Angeion, that no Designated Event had occurred, and that the Note holders were not entitled to prepayment of their notes. The Trustee has appealed this order.

         The Company is also subject to certain claims and lawsuits that have been filed in the ordinary course of business. It is management's opinion that the settlement of all other litigation would not have a material effect on the financial position of the Company.

(21)     SUBSEQUENT EVENTS

         During March 2000, the Company, through its subsidiary Medical Graphics, acquired the operating assets of AeroSport, Inc., a privately held Ann Arbor, Michigan corporation, and obtained an exclusive worldwide license to AeroSport's patented technology. AeroSport is a leading global supplier of gas exchange metabolic analyzers for the health, fitness, and research and education markets. The acquisition of the assets includes the purchase of inventory, fixed assets and certain intellectual property for approximately $450,000. In addition, Medical Graphics entered into an exclusive worldwide license agreement for AeroSport's patented technology for royalty payments of 5% of net sales of products covered by those patents up to a maximum of $850,000, with a $700,000 minimum over seven years required to retain those rights.

         On March 23, 2000, the Company executed a Settlement, License and Asset Purchase Agreement with Medtronic, Inc. under which the Company granted Medtronic a one-way, non-exclusive, fully paid-up, royalty free license for its cardiac stimulation technology. As part of the agreement, the Company sold to Medtronic certain unfiled patent disclosures relating to cardiac stimulation devices. Under the agreement, the Company and Medtronic also agreed to release each other from any patent infringement claims for products sold or used prior to the closing date. In connection with the transaction, Medtronic made a one-time payment of $9,000,000 to the Company.

         The agreements with Medtronic, Inc. and with ELA Medical and Sanofi-Synthelabo have added approximately $8,400,000 in cash to the Company, net of certain transaction costs, and decreased the number of outstanding shares of the Company by approximately 18 percent.

(22)     QUARTERLY FINANCIAL DATA (unaudited)

         The historical quarterly financial results are not presented due to discontinued operations accounting. The 1999 pro forma Angeion quarterly financial results are presented below:

         (in thousands except
             per share amounts)                            First         Second         Third         Fourth
         --------------------------------------        ------------   -----------    -----------    -----------
         Revenue from continuing operations          $      4,883   $      5,548   $      5,697   $      6,060
                                                       ============   ===========    ===========    ===========
         Net income (loss)
             Continuing operations                           (792)        30,500           (309)          (184)
             Discontinued operations                       (7,621)        (7,376)        (7,237)        (4,616)
                                                       ------------   -----------    -----------    -----------
             Total                                         (8,413)        23,124         (7,546)        (4,800)
                                                       ============   ===========    ===========    ===========
         Net income (loss) per share - basic
             Continuing operations                         (0.20)          7.61          (0.08)         (0.05)
             Discontinued operations                       (1.92)         (1.84)         (1.80)         (1.15)
                                                       ------------   -----------    -----------    -----------
             Total                                         (2.12)          5.77          (1.88)         (1.20)
                                                       ============   ===========    ===========    ===========
         Net income (loss) per share - diluted
             Continuing operations                         (0.20)          4.92          (0.08)         (0.05)
             Discontinued operations                       (1.92)         (1.19)         (1.80)         (1.15)
                                                       ------------   -----------    -----------    -----------
             Total                                   $     (2.12)   $      3.73    $     (1.88)   $     (1.20)
                                                       ============   ===========    ===========    ===========
         Weighted average shares outstanding
             Basic                                          3,962          4,005          4,010         4,008
             Diluted                                        3,962          6,207          4,010         4,008
                                                       ============   ===========    ===========    ===========

         Income (loss) per common share is computed based upon the weighted average number of shares outstanding during each period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required under this section will be incorporated by reference from the Company's definitive Proxy Statement, a definitive copy of which will be filed with the Commission within 120 days of the close of the fiscal year or will be filed on an amendment to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

         Information required under this section will be incorporated by reference from the Company's definitive Proxy Statement, a definitive copy of which will be filed with the Commission within 120 days of the close of the fiscal year or will be filed on an amendment to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required under this section will be incorporated by reference from the Company's definitive Proxy Statement, a definitive copy of which will be filed with the Commission within 120 days of the close of the fiscal year or will be filed on an amendment to this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required under this section will be incorporated by reference from the Company's definitive Proxy Statement, a definitive copy of which will be filed with the Commission within 120 days of the close of the fiscal year or will be filed on an amendment to this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. [TO BE UPDATED AND CONFORMED TO INDEX IN BACK]

(a) 1. Financial Statements of Registrant

       The following financial statements of Angeion Corporation and subsidiaries are set forth in Item 8 of this Form 10-K:

       Consolidated Balance Sheets as of December 31, 1999 and 1998

       Consolidated Statements of Operations for the years ended December 31, 1999 and 1998, the five-month transition period ended December 31, 1997 and the year ended July 31, 1997.

       Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1999 and 1998, the five-month transition period ended December 31, 1997 and the year ended July 31, 1997.

       Consolidated Statements of Cash Flow for the years ended December 31, 1999 and 1998, the five-month transition period ended December 31, 1997 and the year ended July 31, 1997.

       Notes to Consolidated Financial Statements.

(a) 2. Financial Statement Schedules of Registrant

       None.

(a) 3. Exhibits

         3.1      Angeion Articles of Incorporation, as in effect on April 13,
                  2000.

         3.2      Angeion Amended Bylaws (incorporated by reference to Exhibit
                  4.2 contained in the Company's Registration Statement on Form S-3 (File No. 333-04993)).

         4.1 Amended Form of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.3 contained in the Company's Registration Statement on Form S-3 (File No. 333-04993)).

         4.2 Warrant dated July 27, 1992 in the name of Glen Taylor (incorporated by reference to Exhibit 10.10 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1991).

         4.3 Form of Rights Agreement dated as of April 8, 1996 between Angeion Corporation and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 4.1 contained in the Company's Current Report on Form 8-K dated April 8, 1996).

         4.3.1 First Amendment to Rights Agreement dated as of October 9, 1997 between the Company and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 10.5 contained in the Company's Quarterly Report on 10-Q for the quarter ended October 31, 1997).

         4.3.2 Second Amendment to Rights Agreement dated as of October 9, 1997 between the Company and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 10.6 contained in the Company's Quarterly Report on 10-Q for the quarter ended October 31, 1997).

         4.4 Form of 7 1/2% Senior Convertible Notes due 2003 (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-50557)).

         4.5 Indenture, dated as of April 14, 1998, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 (File No. 333-50557)).

         4.6 Registration Rights Agreement, dated as of April 14, 1998, between the Company and the subscribers named on the signature pages thereof (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3 (File No. 333-50557)).

         4.7 Form of Warrant Agreement between the Company and HSBC Securities, Inc., dated as of April 14, 1998 (incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-3 (File No. 333-50557)).

         4.8 Form of Warrant Agreement between the Company and Prudential Securities

                  Incorporated, dated as of April 14, 1998 (incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-3 (File No. 333-50557)).

         4.9 Warrant dated as of March 11, 1998 to purchase 727,500 shares of Common Stock of the Company held by RGC International Investors, LDC (incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on Form S-3 (File No. 333- 50557)).

         4.10 Securities Purchase Agreement dated as of March 11, 1998 between the Company and RGC International Investors, LDC (incorporated by reference to Exhibit 4.13 to the Company's Registration Statement on Form S-3 (File No. 333-50557)).

         10.1     Angeion 1998 Stock Option Plan (incorporated by reference to
                  Exhibit 10 contained in the Company's Annual Report on
                  Form 10-K for the year ended April 30, 1998).

         10.2 Angeion 1989 Omnibus Stock Option Plan, as amended effective May 16, 1989 (incorporated by reference to Exhibit 10.2 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1990).

         10.3 Angeion 1991 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Company's Registration Statement of Form S-8 (File No. 33-81594)).

         10.4 Angeion 1993 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Company's Registration Statement of Form S-8 (File No. 333-04189)).

         10.5 OEM Distribution Agreement dated April 7, 1997 between Compumedics Sleep Pty Ltd and Medical Graphics, as amended by OEM Distribution Memorandum of Understanding dated December 7, 1997, Addendum dated December 1, 1998 and Addendum dated March 8, 1999 (incorporated by reference to
                  Exhibit 10.15 in the Medical Graphics Corporation Amendement No. 1 on Form 10-K/A to the Form 10-K for the year ended December 31, 1998).

         10.6 Lease Agreement dated as of June 27, 1997 between Ryan Companies, US, Inc. and the Company (incorporated by reference to Exhibit 10.22 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1997).

         10.7 Form of Change in Control Agreement (incorporated by reference to Exhibit 10.25 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1997).

         10.8 Common Stock Investment Agreement dated as of September 2, 1997 between the Company and Promethean Investment Group, L.L.C. (incorporated by reference to

                  Exhibit 10.27 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1997).

         10.9 1994 Non-Employee Director Plan (as amended through December 31, 1999).

        10.10 Employment Agreement dated December 21, 1999 between Angeion and Richard E. Jahnke

      10.11.1 Seventh Amendment to Lease for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10(b) contained in Medical Graphics Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1994
                  (File No. 0-9899)).

      10.11.2 Eighth Amendment to Lease for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10.12 contained in Medical Graphics Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997
                  (File No. 0-9899)).

         22.1     List of Subsidiaries.

         23.1     Independent Auditors' Consent of KPMG LLP.

         27.1     Financial Data Schedule.

         * Confidential treatment has been granted by the Securities and Exchange Commission for certain portions contained within this exhibit.

         # Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b) Reports on Form 8-K

         On October 5, 1999 Angieon Filed a Form 8-K dated September 22, 1999 reporting its execution of a merger agreement with Medical Graphics Corporation. On January 5, 2000, Angeion filed a Form 8-K dated December 21, 1999 reporting that it completed the acquisition of Medical Graphics on December 21, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Angeion Corporation
                                   (Registrant)


April 14, 2000                     By   /s/ Richard E. Jahnke
                                      --------------------------------------
                                                Richard E. Jahnke
                                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Each person whose signature appears below constitutes and appoints Dennis E. Evans and Richard E. Jahnke as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

         Signature                         Title
         ---------                         -----

 /s/ Richard E. Jahnke                     President, Chief Executive Officer
--------------------------------------     (Principal Executive Officer)
Richard E. Jahnke


 /s/ Dale H. Johnson                       Chief Financial Officer
--------------------------------------     (Principal Financial and Accounting
Dale H. Johnson                            Officer)


 /s/ Arnold A. Angeloni                             Director
--------------------------------------
Arnold A. Angeloni








 /s/ Dennis E. Evans                       Director
--------------------------------------
Dennis E. Evans


 /s/ James B. Hickey, Jr.                  Director
--------------------------------------
James B. Hickey, Jr.


 /s/ John C. Penn                          Director
--------------------------------------
John C. Penn


 /s/ Mark W. Sheffert                      Director
--------------------------------------
Mark W. Sheffert


 /s/ Glen Taylor                           Director
--------------------------------------
Glen Taylor
