Form 10-K/A
period 1999-12-31
ANGEION CORP/MN
filed 2000-05-01
CIK 815093

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

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

THE FOLLOWING ITEMS ARE AMENDED TO READ AS FOLLOWS:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         INFORMATION ABOUT DIRECTORS

         The following table sets forth certain information regarding the Company's directors as of March 31, 2000.


NAME OF DIRECTOR                           AGE                  PRINCIPAL OCCUPATION                  DIRECTOR SINCE
----------------                           ---    ----------------------------------------            --------------
Arnold A. Angeloni . . . . . . . . . .     57     President of Gateway Alliance LLC                        1990

Dennis E. Evans. . . . . . . . . . . . .   61     President and Chief Executive Officer of                 1990
                                                  Hanrow Financial

James B. Hickey, Jr.  . . . . . . . . .    46     Management Consultant and Private                        1998
                                                  Investor

Glen Taylor . . . . . . . . . . . . . . . .58     Chairman and Chief Executive Officer of                  1992
                                                  Taylor Corporation

Richard E. Jahnke . . . . . . . . . . .    51     President and Chief Executive Officer of                 2000
                                                  the Company

John C. Penn . . . . . . . . . . . . . . . 59     Vice Chairman and Chief Executive                        2000
                                                  Officer Satellite Industries, Inc. and
                                                  Satellite Shelters, Inc.

Mark W. Sheffert . . . . . . . . . . . .   51     Chairman and Chief Executive Officer of                  2000
                                                  Manchester Companies, Inc.


         OTHER INFORMATION ABOUT DIRECTORS

         ARNOLD A. ANGELONI has been President of Gateway Alliance LLC, a consulting firm for start-up ventures and business consolidations, since January 1996. From 1961 to 1995, Mr. Angeloni was employed by Deluxe Corporation, a provider of check products and services to the financial payments industry, in various administrative, marketing, and operations positions, most recently as Senior Vice President and President of the Business Systems Division.

         DENNIS E. EVANS has been President and Chief Executive Officer of Hanrow Financial Group Ltd., a merchant banking partnership, since February 1989. Mr. Evans also serves on the board of directors of Minnesota Power & Light Co.

         JAMES B. HICKEY, JR. was President and Chief Executive Officer of the Company from July 1998 to December 1999. From 1993 to 1997, Mr. Hickey was President and Chief Executive Officer of Aequitron Medical, Inc., a publicly-traded medical device company, whose principle products were portable ventilators, infant apnea monitors and sleep diagnostic equipment. He also serves on the board of directors of Allied Healthcare, Inc., Pulmonetics Systems, Inc. and Vital Images, Inc.

         RICHARD E. JAHNKE has served as the Company's President and Chief Executive Officer since January 2000. Since August 1998, Mr. Jahnke has also served as the President and Chief Executive Officer of Medical Graphics. From 1993 to March 1998, Mr. Jahnke served as President and Chief Operating Officer of CNS, Inc., a consumer health care products company. From 1991 to 1993, he was Executive Vice President and Chief Operating Officer of Lemna Corporation, which manufacturers and sells waste water treatment systems. From 1986 to 1991, Mr. Jahnke was general manager of the government operations division of ADC Telecommunications, an electronic communications systems manufacturer. From 1982 to 1986, he was Director of Marketing and Business and Technical Development at BMC Industries, Inc. From 1972 to 1982, he held various positions of increasing responsibility in engineering, sales and marketing management at 3M Company.

         JOHN C. PENN has served as Vice Chairman and Chief Operating Officer of Satellite Industries, Inc., a manufacturer of portable restroom facilities and also of Satellite Shelters, Inc., a distributor of relocatable buildings, since March 1998. From 1990 to March 1998, Mr. Penn served as President and Chief Executive Officer of CDI Management Corp. From 1988 to 1990, he served as President and Chief Executive Officer of Benson Optical Company. During the previous 26 years, he served in various senior operations capacities for various companies. Mr. Penn serves and has served on the Board of Directors of several privately held corporations. He also served as a director of Medical Graphics from December 1996 to December 1999.

         MARK W. SHEFFERT has over 25 years of financial and financial services experience. He is the founder of Manchester Companies, Inc. ("MCI") whose business is investment banking, management consulting, corporate renewal and commercial finance. Before founding MCI in December 1994, Mr. Sheffert was a senior executive with First Bank System for over eight years where he served in various high-level management capacities and was eventually named one of two Presidents of First Bank System. Before joining First Bank System, Mr. Sheffert was Chief Operating Officer and Director of North Central Life Insurance Company. Mr. Sheffert serves on the Board of Directors of Telident, Inc., LifeRate Systems, Inc. and Fourth Shift, Inc. Mr. Sheffert also served as a director of Medical Graphics from 1997 to December 1999.

         GLEN TAYLOR is Chairman of the Board and Chief Executive Officer of Taylor Corporation, which he founded in 1975. Taylor Corporation's businesses include printing, direct mail marketing and electrical manufacturing. Mr. Taylor also is the owner of the Minnesota Timberwolves, a National Basketball Association franchise.

                        EXECUTIVE OFFICERS OF THE COMPANY

         Set forth below is biographical and other information on the executive officers of the Company. Mr. Jahnke's biographical information is set forth above under "Information About Directors."

         Name              Age            Title
         ----              ---            -----
Richard E. Jahnke          51             President and Chief Executive Officer

Dale H. Johnson            54             Chief Financial Officer

         Dale H. Johnson, CPA, was appointed Chief Financial Officer in January 2000. Prior to joining the Company, Mr. Johnson served as the Chief Financial Officer of Medical Graphics from March 1997 to December 1999. From 1995 to 1997, Mr. Johnson served as a consultant to various companies in financial distress. From 1994 to 1995, he served as Chief Financial Officer to Larson Companies, a privately-owned group of heavy truck dealerships. From 1991 to 1994, he served as Chief Financial Officer to National Marrow Donor Program. From 1971 to 1986, he served as Chief Financial Officer for the Pepsi subsidiary of MEI Corporation. In 1986, MEI was acquired by PepsiCo, Inc., and thereafter Mr. Johnson served as Area Chief Financial Officer to PepsiCo., Inc. During the previous five years, he worked as an accountant with Arthur Andersen & Co. and served as a finance officer in the United States Army. Mr. Johnson holds a B.A. in Economics and Accounting from St. John's University and is a Certified Public Accountant.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that each of Messrs. Angeloni, Evans, Hickey and Taylor, as well as five former directors of the Company, Messrs. Joyce, Kiser, McFarlin, Maurer and Wilson, were late in reporting options granted in December, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

         SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION. The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 1999, December 31, 1998 and July 31, 1997 and for the five month Transition Period ended December 31, 1997 ("TP97") earned by, or awarded to Mr. Hickey who served as the Chief Executive Officer of the Company in fiscal year ended December 31, 1999 and the only other executive officers of the Company whose total cash compensation exceed $100,000 ("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                              Long Term
                                                                             Compensation
                                        Annual Compensation                  ------------
                                        -------------------           RESTRICTED     SECURITIES
       NAME AND PRINCIPAL                                                STOCK        UNDERLYING        ALL OTHER
            POSITION               YEAR       SALARY       BONUS         AWARD         OPTIONS        COMPENSATION(1)
            --------               ----       ------       -----        ------         -------        ------------
James B. Hickey, Jr. (2)           1999    $ 260,000         -                                          $ 9,000
President and Chief Executive      1998      105,000         -            -            100,000            3,750
Officer                            1997         -            -            -               -                  -


William J. Rissmann(3)             1999       70,807      37,750                                         74,000(4)
Vice President of Product          1998      137,052       8,750          -               -               6,000
Development                        TP97       46,162         -            -               -               2,500
                                   1997      107,056         -            -               -                  -

Terrence W. Bunge(5)               1999       82,642      75,250                                         78,000(7)
Vice President of Interventional   1998      113,327      66,013          -               -               6,000
Technology                         TP97       - (6)          -            -               -               2,500
                                   1997       - (6)          -          3,333             -                  -

------------------------

(1) Except as otherwise noted, the amounts represent an automobile allowance paid by the Company.

(2) Mr. Hickey joined the Company in July 1998 and served as Chief Executive Officer until December 1999.

(3)    Mr. Rissmann terminated his employment with the Company in January 1999.

(4) Represents $3,000 in automobile allowance and $71,000 as a severance payment

(5) Mr. Bunge joined the Company in February 1997 and terminated his employment with the Company in June 1999.

(6) Mr. Bunge received a restricted stock award in 1997 in lieu of receiving cash compensation.

(7) Represents an automobile allowance of $3,000 and a severance payment of $75,000.


OPTION GRANTS AND EXERCISES

         There were no options granted by the Company or exercised by the Named Executive Officers in fiscal 1999.


   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                         NUMBER OF SECURITIES
                                        UNDERLYING UNEXERCISED                        VALUE OF UNEXERCISED
                                              OPTIONS AT                            IN-THE-MONEY OPTIONS AT
                                           DECEMBER 31, 1999                          DECEMBER 31, 1999(1)
                                          -------------------                        ---------------------

                             Exercisable              Unexercisable           Exercisable     Unexersiable
                             -----------              -------------           -----------     ------------
James B. Hickey, Jr.              25,000                     75,000               -                -
William J. Rissmann                  -0-                        -0-               -                -
Terrence W. Bunge                    -0-                        -0-               -                -


------------------------
(1) Value based on the difference between the fair market value of the Common Stock on December 31, 1999 ($1.938) and the exercise price of the options.

COMPENSATION OF DIRECTORS

         Directors of the Company receive no cash compensation (except as discussed below) for their services as members of the Board of Directors, although their out-of-pocket expenses incurred on behalf of the Company are reimbursed.

         Pursuant to the Company's 1994 Non-Employee Director Plan ("Director Plan"), non-employee directors of the Company automatically receive an annual grant of shares of Common Stock equal to $24,000, as determined by the fair market value of one share of Common Stock on the date of grant (a "Director Stock Award"), and an annual grant of an option to purchase 3,000 shares of Common Stock (a "Director Option") on the date of each Annual Meeting of Shareholders upon their election or re-election, as the case may be, as a non-employee director of the Company. On October 1, 1999 the Board of Directors amended the Director Plan to (i) extend the term of the Director Plan by five years to October 7, 2004 and (ii) increase the maximum number of shares to Common Stock available for issuance under the Director Plan from 20,000 shares to 250,000 shares. This amendment to the Director Plan was approved by shareholders at the December 31, 1999 Annual Meeting of Shareholders.

EMPLOYMENT AGREEMENTS

        In December 1999 the Company entered into a written employment agreement with Mr. Richard E. Jahnke under which Mr. Jahnke agreed to serve as President and Chief Executive Officer of the Company. In exchange for his service, Mr. Jahnke will receive a salary of $265,000, a cash bonus of up to 35% of his annual salary based upon a bonus plan established by the Board of Directors, as well as an automobile reimbursement of up to $600 per month. Mr. Jahnke was also elected as a member of the Board of Directors in January 2000 and receives no additional compensation for this service. The agreement will terminate upon 30 days written notice by either party, upon notice by the Company of termination "for cause" or upon the event of Mr. Jahnke's death or disability. The agreement also contains a non-compete provision for one year after the termination of Mr. Jahnke's employment.

         As an inducement to enter into the employment agreement, Mr. Jahnke received a restricted stock grant for 20,000 shares of the Company's common stock under the Company's 1993 Stock Incentive Plan. Mr. Jahnke also received a grant of options to purchase the Company's common stock in a total amount of 180,000 shares. These options expire 10 years from the date of issuance and vesting is accelerated upon a "change in control" as defined in the Company's stock option agreements. Options to purchase 50,000 shares vested on December 21, 1999. Options to purchase 25,000 will vest on each of the first and second anniversary dates of Mr. Jahnke's employment. Options to purchase the remaining 80,000 shares will vest according to a performance schedule established by the Company's Board of Directors.


ITEM 12.  SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT.

         The following table sets forth information as of April 15, 2000 concerning the beneficial ownership of the common stock of the Company by (i) the only shareholders known by the Company to own more than five percent of the common stock of the Company, (ii) each director of the Company, (iii) each Named Executive Officer listed in the Summary Compensation Table and each current executive officer, and (iv) all executive officers and directors of the Company as a group.


                                                                        SHARES
                                                       SHARES OF     ACQUIRABLE
NAME AND ADDRESS                                         COMMON          WITHIN
OF BENEFICIAL OWNER                                   STOCK (1)         60 DAYS       TOTAL    PERCENTAGE
-------------------                                   ------------      -------       -----    ----------
Deephaven Market Neutral Trading, Ltd. (2)
  1712 Hopkins Crossroads
  Minnetonka, Minnesota 55305                              294,796             0      294,796         8.0%

Arnold A. Angeloni                                          17,250         1,050       18,300            *

Dennis E. Evans (3)                                         54,353         1,050(4)    55,403         1.6%

James B. Hickey, Jr.                                         5,677        25,000       30,677            *

Richard E. Jahnke                                              200        70,000       70,200         2.0%

Dale Johnson                                                     0         3,000        3,000            *

John C. Penn                                                     0             0            0            *

Mark W. Sheffert                                                 0             0            0            *

Glen Taylor                                                 52,669         1,050       53,719         1.6%

William J. Rissman                                               0             0            0            *

Terrance W. Bunge (5)                                        6,023             0        6,023            *

All executive officers and directors as a group            428,468       101,150      529,618        15.2%
(10 persons)


* Indicates ownership of less than one percent.

(1) Except as noted, all shares beneficially owned by each person as of the record date were owned of record, and each person had sole voting power and sole investment power for all such shares beneficially held.

(2) Reflects $4,498,000 aggregate principal amount of 7 1/2% Senior Convertible Notes due 2003 held by Deephaven Market Neutral Trading, Ltd. into common stock of the Company at the conversion price of $15.258.

(3) Includes 36,333 shares of common stock beneficially owned by Hanrow Financial. Of this amount, Hanrow Capital Fund owns 3,000 shares; Hanrow Capital Fund III owns 25,000 shares; and Hanrow Business Finance, Inc. owns 4,167 shares of common stock. Mr. Evans, a director of the Company is the President and Chief Executive Officer of Hanrow Financial. Hanrow Financial is the general partner of Hanrow Capital Fund and Hanrow Capital Fund III and affiliated with Hanrow Business Finance, Inc.

(4) The amount set forth as shares acquirable within 60 days relates only to shares acquirable by Mr. Evans.

(5) Includes 2,500 shares held by an individual retirement account for the benefit of Mr. Bunge.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In January 1999, the Company entered into financing agreements with Norwest Business Credit, Inc. (the "Bank") in which the Bank made two term loans to the Company in the amount of $4,000,000 and $2,000,000. The loan in the amount of $4,000,000 was guaranteed by Glen Taylor, a director of the Company, and the $2,000,000 loan was guaranteed by a private investor not affiliated with the Company. These term loans were repaid by the Company in May 1999. As a condition to receiving the loans, Mr. Taylor and the private investor were required to deposit $4,000,000 and $2,000,000, respectively, into accounts under the Bank's control earning interest at approximately 4.95% per annum. Upon deposit, the individuals guaranteeing these loans received a one-time commitment fee equal to 2% of the respective loan amount and a guarantee fee equal to an annualized rate of 5.05%. These transactions resulted in total annualized rates of return to Mr. Taylor and the private investor of approximately 12%. Mr. Taylor received fees totaling $148,000 from the Company for his agreement to guaranty the $4,000,000 loan.

         On March 12, 1999, the Company received an equity investment of $10,000,000 from the Company's strategic partner, Sanofi-Synthelabo, as a result of the Company receiving premarket approval ("PMA") for its 2020 ICD and lead systems. This payment was made in accordance with and pursuant to the Investment Agreement. As a result of the equity investment, Sanofi-Synthelabo received warrants to purchase 909,017 and 540,541 shares of the Company's Common Stock at exercise prices of $0.10 and $11.10 per share, respectively. As a subsequent event, Sanofi-Synthelabo surrendered 745,994 shares of the Company's common stock and warrants to purchase an additional 1,897,186 shares as part of the Asset Purchase Agreement of March 24, 2000 with ELA Medical and Sanofi-Synthelabo.

         On March 26, 1999 Manchester Companies, Inc., the parent company of Manchester Financial Group, Inc., of which Mark Sheffert, a director of the Company, is the sole shareholder, entered into a 12- month agreement with the Company pursuant to which Manchester agreed to provide certain services to Angeion relative to Angeion's financing and capitalization, management of expenses, restructuring of obligations, financial and account support and Nasdaq listing. Manchester was paid $239,175 for these services in fiscal 1999.
Mr. Sheffert was not a director of Angeion at the time the transaction was entered into and did not become a director until January 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned.


                                       ANGEION CORPORATION



April 28, 2000                         By    /s/ Richard E. Jahnke
                                          -------------------------------------
                                          Richard E. Jahnke
                                          President and Chief Executive Officer