Form 10-Q
period 2000-03-31
ANGEION CORP/MN
filed 2000-05-15
CIK 815093

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

                                       OR

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                        For the transition period from to

                         Commission file number 001-13543

                               ANGEION CORPORATION
             (Exact name of registrant as specified in its charter)

        MINNESOTA                                      41-1579150
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

             350 OAK GROVE PARKWAY, SAINT PAUL, MINNESOTA 55127-8599
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (651) 484-4874

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X       No
         -----        -----

As of May 10, 2000, the Company had outstanding 3,379,724 shares of common stock, $.01 par value.

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ANGEION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (unaudited, in thousands except share data)

                                                                          MARCH 31,         DECEMBER 31,
                                                                            2000                1999
                                                                         -----------       --------------
                                        ASSETS

CURRENT ASSETS:

     Cash                                                                 $  11,573          $   5,263
     Accounts receivable, net of allowance for doubtful
        accounts of $125 and $100, respectively                               4,379              4,790
     Inventories                                                              4,551              4,953
     Prepaid expenses and other current assets                                  278                175
                                                                         -----------        -----------
          Total current assets                                               20,781             15,181

Net non-current assets of discontinued operations                               764              2,354
Equipment and fixtures, net                                                   2,297              2,225
Deferred tax assets, net                                                      1,832              1,868
Intangible assets, net                                                       10,507             10,298
Other assets                                                                  1,118              1,250
Goodwill, net                                                                   555                561
                                                                         -----------        -----------
                                                                          $  37,854          $  33,737
                                                                         ===========        ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                     $     629          $   1,455
     Employee compensation                                                      536                699
     Deferred income                                                            859                853
     Warranty reserve                                                           304                304
     Net current liabilities of discontinued operations                       1,968              2,101
     Other liabilities and accrued expenses                                   1,257                836
                                                                         -----------        -----------
          Total current liabilities                                           5,553              6,248

LONG-TERM DEBT                                                               20,198             20,198
                                                                         -----------        -----------

SHAREHOLDERS' EQUITY:

     Common stock, $.01 par value.  Authorized 10,000,000 shares in
          2000 and 7,500,000 in 1999; issued and outstanding
          3,379,724 shares in 2000 and 4,105,718 shares in 1999                  34                 41
     Additional paid-in capital                                             123,684            128,749
     Cumulative translation adjustment                                           (9)                (9)
     Accumulated deficit                                                   (111,606)          (121,490)
                                                                         -----------        -----------
          Total shareholders' equity                                         12,103              7,291
                                                                         -----------        -----------
                                                                          $  37,854          $  33,737
                                                                         ===========        ===========

See accompanying notes to financial statements

                      ANGEION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited, in thousands except per share amounts)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------------
                                                                               2000               1999
                                                                         -----------------  -----------------
REVENUES                                                                      $ 4,906           $     -

COST OF GOODS SOLD                                                              3,032                 -
                                                                         -----------------  -----------------

GROSS MARGIN                                                                    1,874                 -
                                                                         -----------------  -----------------

OPERATING EXPENSES:
     Selling and marketing                                                      1,159                 -
     General and administrative                                                   705               150
     Research and development                                                     376                 -
     Amortization of intangibles                                                  285                 -
                                                                         -----------------  -----------------
                                                                                2,525               150
                                                                         -----------------  -----------------

OPERATING LOSS                                                                   (651)             (150)

OTHER INCOME (EXPENSE):
     Interest income                                                               80                47
     Interest expense                                                            (574)             (692)
                                                                         -----------------  -----------------

LOSS BEFORE TAXES                                                              (1,145)             (795)

     Provision for taxes                                                            -                 -
                                                                         -----------------  -----------------

LOSS FROM CONTINUING OPERATIONS                                                (1,145)             (795)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES                       11,029            (7,621)
                                                                         -----------------  -----------------

NET INCOME (LOSS)                                                             $ 9,884           $(8,416)
                                                                         =================  =================

NET INCOME (LOSS) PER SHARE - BASIC
     Continuing operations                                                    $ (0.28)          $ (0.20)
     Discontinued operations                                                     2.71             (1.92)
     Net income (loss)                                                           2.43             (2.12)

NET INCOME (LOSS) PER SHARE - DILUTED
     Continuing operations                                                      (0.16)            (0.20)
     Discontinued operations                                                     2.05             (1.92)
     Net income (loss)                                                           1.89             (2.12)
                                                                         =================  =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic                                                                      4,060             3,962
     Diluted                                                                    5,384             3,962
                                                                         =================  =================


See accompanying notes to financial statements

                      ANGEION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                        ------------------------------------
                                                                              2000               1999
                                                                        -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                          $  9,884            $(8,416)
  Adjustments to reconcile net income (loss) to net cash
      flows provided by operating activities net of
      operating assets and liabilities acquired:
         (Income) loss from discontinued operations                           (11,029)             7,621
         Depreciation and amortization                                            452                784
         Compensation expenses on grant of stock and
            stock options                                                           -                143
         Changes in operating assets and liabilities:
            Accounts receivable                                                   411                  -
            Inventory                                                             518                  -
            Prepaid expenses and other current assets                              29               (102)
            Accounts payable                                                     (826)                 -
            Employee compensation                                                (163)                 -
            Other liabilities and accrued expenses                                427                404
                                                                        -----------------  -----------------
         Net cash provided (used) in continuing operations                       (297)               434
         Net cash used in discontinued operations                              (1,650)            (6,826)
                                                                        -----------------  -----------------
         Net cash used in operating activities                                 (1,947)            (6,392)
                                                                        -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and fixtures                                             (186)               (52)
  Investment in proprietary software                                             (153)                 -
  Acquisition of operating assets                                                (468)                 -
                                                                        -----------------  -----------------
      Net cash used in continuing operations                                     (807)               (52)
      Net cash provided from discontinued operations                            9,064                  -
                                                                        -----------------  -----------------
      Net cash provided (used) in investing activities                          8,257                (52)
                                                                        -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from issuance of debt and warrants                                   -             15,772
  Borrowings under bank line of credit                                          6,927                  -
  Payments under bank line of credit                                           (6,927)                 -
  Repayments of debt                                                                -                (68)
                                                                        -----------------  -----------------
      Net cash provided from financing activities                                   -             15,704
                                                                        -----------------  -----------------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                                -                 (3)
                                                                        -----------------  -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            6,310              9,257

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                5,263              1,828
                                                                        -----------------  -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 11,573           $ 11,085
                                                                        =================  =================

CASH PAID FOR INTEREST EXPENSE                                               $     54           $     78
                                                                        =================  =================

See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2000, the consolidated statements of operations for the three months ended March 31, 2000 and 1999, the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, and the related information presented in these notes have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The balance sheet at December 31, 1999 was derived from the audited financial statements as of that date. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in Angeion Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Comprehensive income is a measure of all non-owner changes in shareholders' equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. For the three months ended March 31, 2000 and 1999, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

2.       RECLASSIFICATIONS

Certain amounts in Angeion's Form 10-Q for the three-month period ended March 31, 1999 have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

3.       NET INCOME (LOSS) PER SHARE

Basic net income per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Net income (loss) per share assuming dilution reflects the potential dilution to basic net income per share that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the if-converted and treasury stock methods based upon the weighted-average fair value of the Company's common shares during the period.

4.       BANK LINE OF CREDIT

The Company allowed its Medical Graphics line of credit agreement with a bank to expire according to its terms as of March 31, 2000.

5.       NEW ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. On March 24, 2000, the SEC issued SAB No. 101A. (DEFERRAL OF THE EFFECTIVE DATE OF SAB 101) AND IMPLEMENTATION ISSUES RELATED TO SAB 101 which defers the effective date of SAB by one quarter for certain registrants. SAB 101 is now effective beginning the second quarter of all fiscal years beginning after December 15, 1999 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company will be required to adopt the guidance of this bulletin, beginning with the second quarter of fiscal 2000. The impact of adoption on the Company's financial statements has not yet been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

Statements included in this Quarterly Report on Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Various forward-looking statements have been made in this Quarterly Report on Form 10-Q and may also be made in other Angeion Corporation reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements.

OVERVIEW

During March 2000, Angeion Corporation announced the discontinuance of its historical business, the research, development, manufacturing and marketing of implantable cardioverter defibrillators ("ICD"). Accordingly, the Company decided to pursue the license or transfer of its ICD technology and to discontinue the ICD product line. The last sales of these products is expected to occur during the first half of 2000. Consequently, the ICD business is accounted for as a discontinued operation and amounts in the financial statements for all periods shown have been restated to reflect discontinued operations accounting. Moreover, the Company intends to focus its future efforts on the markets served by and business operations of Medical Graphics and the acquisition and development of future businesses that contribute to shareholder value.

RESULTS OF OPERATIONS

For the three months ended March 31, 2000, the Company recorded net income of $9,884,000 compared to a 1999 net loss of $8,416,000 for the same period. These amounts included operating losses of $651,000 and $150,000 for the three months ended March 31, 2000 and 1999, respectively. Income from discontinued operations was $11,029,000 net of taxes for 2000 compared to a loss of $7,621,000 for 1999. Income from discontinued operations is primarily due to the non-exclusive licensing of patent rights and sale of certain assets in March 2000.

The decision to discontinue the ICD product line represented a significant change for Angeion Corporation. As a result of the December 21, 1999 merger, Medical Graphics now comprises a majority of the total assets of the Company and generates a majority of its sales. The Company intends to focus its future efforts primarily on the markets served by and business operations of Medical Graphics. Given this decision and new focus, the following discussion is directed at the Company's newly acquired subsidiary, Medical Graphics Corporation. The following table summarizes selected financial data relating to Angeion Corporation for the three months ended March 31, 2000. Data for 1999 includes Medical Graphics as if it had been acquired on January 1, 1999 and includes $150,000 of recurring Angeion general and administrative expenses.


                                                           Three Months Ended
(In thousands)                                                 March 31,
-------------------------------------------------   --------------------------------
                                                         2000              1999
                                                    --------------    --------------
Revenues                                                $ 4,906           $4,883

Gross margin                                              1,874            2,094
                                                    --------------    --------------

Operating expenses:
    Selling and marketing                                 1,159            1,115
    General and administrative                              705              602
    Research and development                                376              402
    Amortization of intangibles                             285                -
                                                    --------------    --------------
                                                          2,525            2,119

Operating loss                                          $  (651)          $  (25)
                                                    ==============    ==============

REVENUES

Revenues consist of product sales and service revenues. Product sales reflect sales of Medical Graphic's cardiopulmonary diagnostic and monitoring systems, software and aftermarket sales of peripherals and supplies. Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

Total first quarter revenues increased slightly to $4,906,000 in 2000 compared to $4,883,000 in 1999. Domestic product revenue decreased by 15.0% to $3,153,000 in 2000 compared to $3,709,000 in 1999. This domestic decrease is due to lower software upgrade sales associated with year 2000 compliance as well as decreases in customer's capital budgets following months of heavy year 2000 compliance spending. International revenue increased by 57.3% to $1,057,000 in 2000 from $672,000 in 1999. This international increase reflects additional Company focus on returning international revenue to its historical levels. Service revenue increased by 38.6% to $696,000 in 2000 from $502,000 in 1999 reflecting a strengthened service department which allows the Company to service more customers directly and rely less on use of third party service organizations.

GROSS MARGIN

Gross margin percentage decreased to 38.2% of revenue for the three months ended March 31, 2000 from 42.9% in 1999. The margin decrease is principally due to lower sales of higher margin software upgrade products associated with year 2000 compliance and increased sales of lower margin sleep diagnostic systems compared to 1999.

SELLING AND MARKETING

Selling and marketing expenses for the three months ended March 31, 2000 increased 3.9% to $1,159,000 compared to $1,115,000 in 1999. This $44,000 increase is due to additional focus on generating international revenue and higher depreciation, partially offset by lower costs associated with equipment demonstrations to customers.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 17.1% to $705,000 in the first quarter of 2000 from $602,000 in 1999. The increase is principally due to overall higher legal expenses associated with on-going litigation and temporary additional expenses related to the integration of Medical Graphics, offset somewhat by lower director's fees.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased by 6.5% to $376,000 in the first quarter of 2000 from $402,000 in 1999. The Company continues to use in-house software engineers rather than independent software contractors as part of its transition of product software to a Windows 98/NT platform. Additionally, the 1999 costs associated with re-engineering the Medical Graphics pulmonary function testing hardware are not being incurred in 2000.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles represents the amortization of goodwill and other intangible assets associated with the acquisition of Medical Graphics.

OTHER INCOME (EXPENSE)

Interest income increased by $33,000 to $80,000 for the three months ended March 31, 2000 compared to $47,000 for 1999. The increase in due to higher excess cash balances that are available for short term investment.

Interest expense for the three months ended March 31 decreased by $118,000 to $574,000 in 2000 compared to $692,000 in 1999, Higher 1999 interest expense includes the costs associated with $6,000,000 of term loans received in January 1999 and subsequently paid off in May 1999. The decrease would be greater except for the minimum interest charges of $45,000 incurred by the Company for the Medical Graphics bank line of credit that was allowed to expire by its existing terms on March 31, 2000.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Income from discontinued operations for the three months ended March 31, 2000 includes $11,696,000 in one-time gains, net of taxes, related to the non-exclusive licensing of patent rights and sale of certain assets. These gains are partially offset by $593,000 of rental expenses associated with the building previously used for the ICD products and $74,000 of other expenses related to discontinued operations. See Part II, Item 5, Other Information, of this Form 10-Q for additional information concerning the transactions with Medtronic, Inc. and with ELA Medical and Sanofi-Synthelabo.

In connection with its decision to discontinue the ICD products, the Company accrued rental expenses of $604,000 for the year ended December 31, 1999 representing unrecoverable future rental obligations associated with the building used in conjunction with that business. The accrual represented management's estimate of the costs expected to be incurred until the building could be sublet. In May 2000 the Company was successful in subletting and negotiating the termination of all future liabilities for approximately 64% of that building space. Accordingly, the Company accrued the negotiated termination fee and updated its estimate of future rental costs which required recognition of additional rental expenses of $593,000 during the three months ended March 31, 2000. Management's estimates with respect to unrecoverable future rental obligations are considered forward-looking statements and are subject to fluctuations in the real estate market.

LIQUIDITY AND CAPITAL RESOURCES

Angeion Corporation had cash of $11,573,000 and working capital of $15,228,000 as of March 31, 2000. During the three months ended March 31, 2000, the Company used $1,947,000 in cash for operating activities, including $1,650,000 in cash used for discontinued operations. Cash was provided by depreciation and amortization of $452,000, a $411,000 decrease in accounts receivable, $518,000 in lower inventory and $427,000 in higher accrued expenses offset by a decreases of $826,000 and $163,000 in accounts payable and employee compensation, respectively.

During the three months ended March 31, 2000, the Company generated $8,257,000 in cash from investing activities, primarily through $9,064,000 in cash generated from discontinued operations, including a one-time payment of $9,000,000 for the non-exclusive licensing of patent rights to Medtronic, Inc. plus $64,000 from the sale of assets related to discontinued operations. Cash was used to purchase the assets of AeroSport, Inc. for $468,000, to purchase $186,000 of equipment and fixtures and to increase the Company's investment in proprietary software.

At March 31, 2000 the Company had no material commitments for capital expenditures. The Company believes that its revenues from operations together with its existing cash will be adequate to satisfy its liquidity and capital resource needs through 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments in any of the legal proceedings described in the Form 10-K for the year ended December 31, 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In its Form 10-K for the year ended December 31, 1999, the Company reported on the actions taken at its 1999 Annual Meeting which was adjourned in February 2000.

ITEM 5.  OTHER INFORMATION

On March 16, 2000, the Company acquired the operating assets of AeroSport, Inc., a privately held Ann Arbor, Michigan corporation for $468,000 in cash. The Company also obtained an exclusive world-wide license to AeroSport's patented technology and agreed to pay AeroSport future royalties. AeroSport is a leading global supplier of gas exchange metabolic analyzers for the health, fitness and research and education markets.

On March 23, 2000, the Company closed a Settlement, License and Asset Purchase Agreement with Medtronic, Inc. under which the Company granted Medtronic a one-way, non-exclusive, fully paid-up, royalty free license for the Company's cardiac stimulation technology. As part of the agreement, Angeion sold to Medtronic certain unfiled patent disclosures relating to cardiac stimulation devices. Under the agreement, the Company and Medtronic also agreed to release each other from any patent infringement claims for products sold or used prior to the closing date. In connection with the transaction, Medtronic made a one-time payment of $9,000,000 to the Company.

On March 24, 2000, the Company closed an Asset Purchase Agreement, together with a separate License agreement and ancillary documents, with ELA Medical and Sanofi-Synthelabo under which the Company granted to ELA Medical a one-way, non-exclusive, fully paid-up, royalty free license for its cardiac stimulation technology. As part of the agreements, the Company sold to ELA Medical and Sanofi-Synthelabo certain assets and liabilities related to the manufacture and sale of cardiac stimulation devices. In connection with the transaction, Sanofi-Synthelabo surrendered 745,994 shares of common stock and warrants to purchase an additional 1,897,186 shares, including warrants to purchase 919,017 shares at ten cents per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits List

         Exhibit 27        Financial Data Schedule

(b)      Reports on Form 8-K

         On January 6, 2000, the Company filed a Form 8-K dated December 21, 1999 reporting the Angeion acquisition of Medical Graphics. On March 6, 2000, Angeion filed an amended Form 8-K/A containing pro forma information required by the Medical Graphics acquisition. This Form 8-K/A also reported preliminary unaudited results for Angeion's Medical Graphics subsidiary for the year ended December 31, 1999 and stated Angeion's intent to discontinue the ICD product line and to focus on the business of Medical Graphics in the future.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Angeion Corporation
                                      -------------------
                                      (Registrant)



Date: May 15, 2000                    /s/ Richard E. Jahnke
      ------------                    -----------------------------------------

                                      Richard E. Jahnke, President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)



Date: May 15, 2000                    /s/ Dale H. Johnson
      ------------                    -----------------------------------------

                                      Dale H. Johnson, Chief Financial Officer
                                      (Chief Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number            Description
-------           -----------
27         Financial Data Schedule.