Form 10-K/A
period 1999-12-21
ANGEION CORP/MN
filed 2000-05-26
CIK 815093

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 2 TO FORM 10-K

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [ ]

         As of March 31, 2000, 3,379,724 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers was approximately $9,608,000.

THE FOLLOWING TABLE OF SELECTED FINANCIAL DATA FOR MEDICAL GRAPHICS IS AMENDED TO CORRECT AN ERROR IN THE LINE ENTITLED GROSS MARGIN FOR THE YEAR ENDED DECEMBER 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


(In thousands)                                                  Years Ended December 31,
-------------------------------------------------   -------------------------------------------------
                                                      Pro Forma              Medical Graphics
                                                       Angeion        -------------------------------
                                                         1999              1998             1997
                                                    --------------    --------------   --------------
Revenues                                            $       22,188    $       20,449   $       19,173

Gross margin                                                10,112             8,008            7,204
                                                    --------------    --------------   --------------

Operating expenses:
    Selling and marketing                                    5,113             5,653            6,282
    General and administrative                               2,779             1,927            2,228
    Research and development                                 1,453             1,550            1,867
    Infrequent charges                                           -                 -            1,738
                                                    --------------    --------------   --------------
                                                             9,345             9,130           12,115
                                                    --------------    --------------   --------------

Operating income (loss)                                        767            (1,122)          (4,911)
                                                    --------------    --------------   --------------

Other income (expense):
    Net proceeds from settlement of lawsuits
        and grant of license rights                         30,790                 -                -
    Gain (loss) on disposal of assets                         (337)                -              128
    Interest income                                          1,058                 -                -
    Interest expense                                        (2,892)             (454)            (329)
                                                    --------------    --------------   --------------
                                                            28,619              (454)            (201)
                                                    --------------    --------------   --------------

Income (loss) before taxes                                  29,386            (1,576)          (5,112)
Provision for income taxes                                    (171)                -                -
Loss from discontinued operations                          (26,850)                -                -
                                                    --------------    --------------   --------------

Net income (loss)                                   $        2,365    $       (1,576)  $       (5,112)
                                                    ==============    ==============   ==============

ITEM 8 IS AMENDED TO CORRECT A TYPOGRAPHICAL ERROR IN THE AUDITOR'S REPORT. ALSO, THE CONSOLIDATED STATEMENTS OF OPERATIONS CONTAINED IN THIS ITEM IS AMENDED TO CORRECT THE ENTRY FOR THE YEAR ENDED DECEMBER 31, 1998 IN THE LINES
ENTITLED: NET INCOME (LOSS) PER SHARE - BASIC, CONTINUING OPERATIONS AND NET INCOME (LOSS) PER SHARE - DILUTED, CONTINUING OPERATIONS.

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


                                                /s/ KPMG LLP



Minneapolis, Minnesota
March 27, 2000

            ANGEION CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Operations
          (in thousands except per share amounts)

                                                                                                         Five Month
                                                                                                         Period Ended        Year
                                                     Pro Forma         Year Ended December 31,          December 31,       Ended
                                                      Angeion      ---------------------------------  -----------------   July 31,
                                                        1999           1999                1998             1997            1997
                                                      (Note 5)
                                                    (unaudited)
                                                   --------------  ---------------   ---------------  -----------------  ----------
REVENUES                                              $ 22,188         $    608              $ -              $ -              $ -

COST OF GOODS SOLD                                      12,076              331                -                -                -
                                                      --------         --------         --------         --------         --------

GROSS MARGIN                                            10,112              277                -                -                -
                                                      --------         --------         --------         --------         --------

OPERATING EXPENSES:
     Selling and marketing                               5,113              140                -                -                -
     General and administrative                          2,779              660              600              250              600
     Research and development                            1,453               40                -                -                -
                                                      --------         --------         --------         --------         --------
                                                         9,345              840              600              250              600
                                                      --------         --------         --------         --------         --------

OPERATING INCOME (LOSS)                                    767             (563)            (600)            (250)            (600)
                                                      --------         --------         --------         --------         --------

OTHER INCOME (EXPENSE):
     Net proceeds from settlement of lawsuits
     and grant of license rights                        30,790           30,790            2,050                -                -
     Loss on disposal of assets                           (337)            (337)
     Interest income                                     1,058            1,058              669              203            1,570
     Interest expense                                   (2,892)          (2,361)          (2,128)              (5)            (104)
                                                      --------         --------         --------         --------         --------
                                                        28,619           29,150              591              198            1,466
                                                      --------         --------         --------         --------         --------

INCOME (LOSS) BEFORE TAXES                              29,386           28,587               (9)             (52)             866

     Provision for taxes                                   171              171                -                -                -
                                                      --------         --------         --------         --------         --------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS            29,215           28,416               (9)             (52)             866

LOSS FROM DISCONTINUED OPERATIONS                      (26,850)         (26,850)         (38,829)         (14,889)         (27,775)
                                                      --------         --------         --------         --------         --------

NET INCOME (LOSS)                                     $  2,365         $  1,566         $(38,838)        $(14,941)        $(26,909)
                                                      ========         ========         ========         ========         ========

NET INCOME (LOSS) PER SHARE - BASIC
     Continuing operations                            $   7.31         $   7.11         $  (0.01)        $  (0.02)        $   0.30
     Discontinued operations                             (6.72)           (6.72)          (11.22)           (4.80)           (9.56)
     Net income (loss)                                    0.59             0.39           (11.23)           (4.82)           (9.26)

NET INCOME (LOSS) PER SHARE - DILUTED
     Continuing operations                                6.20             6.03         $  (0.01)           (0.02)            0.30
     Discontinued operations                             (5.70)           (5.70)          (11.22)           (4.80)           (9.56)
     Net income (loss)                                    0.50             0.33           (11.23)           (4.82)           (9.26)
                                                      ========         ========         ========         ========         ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic                                               3,996            3,996            3,460            3,100            2,906
     Diluted                                             4,709            4,709            3,460            3,100            2,906
                                                      ========         ========         ========         ========         ========

See accompanying notes to financial statements

ITEM 12 IS AMENDED TO PROPERLY REFLECT RICHARD E. JAHNKE'S OWNERSHIP OF THE COMPANY'S COMMON STOCK.

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

                                                                                   Shares
                                                           Shares of           Acquirable
Name and Address                                             Common                Within
of Beneficial Owner                                        Stock (1)              60 Days     Total        Percentage
-------------------                                        ---------              -------     -----        ----------
Deephaven Market Neutral Trading, Ltd. (2)
  1712 Hopkins Crossroads
  Minnetonka, Minnesota 55305                                   294,796                 0       294,796             8.0%
Arnold A. Angeloni                                               17,250             1,050        18,300                *
Dennis E. Evans (3)                                              54,353          1,050(4)        55,403             1.6%
James B. Hickey, Jr.                                              5,677            25,000        30,677                *
Richard E. Jahnke                                                20,200            50,000        70,200             2.0%
Dale Johnson                                                          0             3,000         3,000                *
John C. Penn                                                          0                 0             0                *
Mark W. Sheffert                                                      0                 0             0                *
Glen Taylor                                                      52,669             1,050        53,719             1.6%
William J. Rissman                                                    0                 0             0                *
Terrance W. Bunge (5)                                             6,023                 0         6,023                *
All executive officers and directors as a group                 428,468           101,150       529,618            15.2%
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

ITEM 14 IS AMENDED TO CORRECT CLERICAL ERRORS.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a) 1. Financial Statements of Registrant

(a) 1. Financial Statements of Registrant

         The following financial statements of Angeion Corporation and subsidiaries are set forth in Item 8 of this Form 10-K:

         Consolidated Balance Sheets as of December 31, 1999 and 1998.

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

4.1 Amended Form of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.3 contained in the Company's Registration Statement on Form S-3 (File No. 333- 04993)).

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

10.1 Angeion 1988 Stock Option Plan (incorporated by reference to Exhibit 10 contained in the Company's Annual Report on Form 10-K for the year ended April 30, 1988).

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

10.5 OEM Distribution Agreement dated April 7, 1997 between Compumedics Sleep Pty Ltd and Medical Graphics, as amended by OEM Distribution Memorandum of Understanding dated December 7, 1997, Addendum dated December 1, 1998 and Addendum dated March 8, 1999 (incorporated by reference to Exhibit 10.15 in the Medical Graphics Corporation Amendment No. 1 on Form 10-K/A to the Form 10-K for the year ended December 31, 1998).

10.6 Lease Agreement dated as of June 27, 1997 between Ryan Companies, US, Inc. and Angeion (incorporated by reference to Exhibit 10.22 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1997).

10.7 Angeion Form of Change in Control Agreement (incorporated by reference to Exhibit 10.25 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1997).

10.8 Common Stock Investment Agreement dated as of September 2, 1997 between Angeion and Promethean Investment Group, L.L.C. (incorporated by reference to Exhibit 10.27 contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1997).

10.9 Angeion 1994 Non-Employee Director Plan (as amended through December 31, 1999).

10.10 Employment Agreement dated December 21, 1999 between Angeion and Richard E. Jahnke.

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

(b) Reports on Form 8-K

         On October 5, 1999 Angeion filed a Form 8-K dated September 22, 1999 reporting its execution of a merger agreement with Medical Graphics Corporation. On January 5, 2000, Angeion filed a Form 8-K dated December 21, 1999 reporting that it completed the acquisition of Medical Graphics on December 21, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Report on Form 10-K to be signed on its behalf by the undersigned.

                                    ANGEION CORPORATION

May 25, 2000                        By  /s/ Richard E. Jahnke
                                      -----------------------------------------
                                       Richard E. Jahnke
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on May 25, 2000.

         Signature                  Title
         ---------                  -----

  /s/ Richard E. Jahnke             President, Chief Executive Officer
-------------------------------     (Principal Executive Officer)
Richard E. Jahnke

 *                                  Chief Financial Officer
-------------------------------     (Principal Financial and Accounting Officer)
Dale H. Johnson

 *                                  Director
-------------------------------
Arnold A. Angeloni

 *                                  Director
-------------------------------
Dennis E. Evans

 *                                  Director
-------------------------------
James B. Hickey, Jr.

 *                                  Director
-------------------------------
John C. Penn

 *                                  Director
-------------------------------
Mark W. Sheffert

 *                                  Director
-------------------------------
Glen Taylor

* By  /s/ Richard E. Jahnke
     --------------------------
         Richard E. Jahnke
         Attorney-in-Fact