Form 10-Q
period 2000-06-30
ANGEION CORP/MN
filed 2000-08-14
CIK 815093

 QuickLinks -- Click here to rapidly navigate through this document

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-13543

ANGEION CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1579150 (I.R.S. Employer Identification No.)

350 Oak Grove Parkway, Saint Paul, Minnesota 55127-8599
(Address of principal executive offices)

Registrant's telephone number, including area code: (651) 484-4874

    Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 10, 2000, the Company had outstanding 3,465,725 shares of common stock, $.01 par value.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

    ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited, in thousands except share data)

	June 30, 2000	December 31, 1999
Assets
Current assets:
Cash	$8,823	$5,263
Accounts receivable, net of allowance for doubtful accounts of $155 and $100, respectively	3,981	4,790
Inventories	4,294	4,953
Prepaid expenses and other current assets	503	175

Total current assets	17,601	15,181
Net non-current assets of discontinued operations	745	2,354
Equipment and fixtures, net	2,168	2,225
Deferred tax assets, net	1,796	1,868
Intangible assets, net	10,463	10,298
Other assets	987	1,250
Goodwill, net	549	561

	$34,309	$33,737

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$780	$1,455
Employee compensation	401	699
Deferred income	985	853
Warranty reserve	289	304
Net current liabilities of discontinued operations	465	2,101
Other liabilities and accrued expenses	766	836

Total current liabilities	3,686	6,248
Long-term debt	20,198	20,198

Shareholders' equity:
Common stock, $.01 par value. Authorized 10,000,000 shares in 2000 and 7,500,000 in 1999; issued and outstanding 3,465,725 shares in 2000 and 4,009,659 in 1999	35	41
Additional paid-in capital	123,896	128,749
Cumulative translation adjustment	(9)	(9)
Accumulated deficit	(113,497)	(121,490)

Total shareholders' equity	10,425	7,291

	$34,309	$33,737

See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenues	$3,860	$—	$8,766	$—
Cost of goods sold	2,819	—	5,851	—

Gross margin	1,041	—	2,915	—

Operating expenses:
Selling and marketing	1,205	—	2,364	—
General and administrative	651	150	1,356	300
Research and development	442	—	818	—
Amortization of intangibles	294	—	579	—

	2,592	150	5,117	300

Operating loss	(1,551)	(150)	(2,202)	(300)
Other income (expense):
Interest income	136	378	216	425
Interest expense	(510)	(626)	(1,084)	(1,318)

Loss before taxes	(1,925)	(398)	(3,070)	(1,193)
Provision for taxes	—	—	—	—

Loss from continuing operations	(1,925)	(398)	(3,070)	(1,193)
Income from discontinued operations, net of taxes	34	23,301	11,063	15,680

Net income (loss)	$(1,891)	$22,903	$7,993	$14,487

Net income (loss) per share—basic
Continuing operations	$(0.57)	$(0.10)	$(0.82)	$(0.30)
Discontinued operations	0.01	5.82	2.96	3.94
Net income (loss)	(0.56)	5.72	2.14	3.64
Net income (loss) per share—diluted
Continuing operations	(0.57)	(0.01)	(0.49)	(0.13)
Discontinued operations	0.01	3.74	2.19	2.52
Net income (loss)	(0.56)	3.73	1.70	2.39

Weighted average common shares outstanding
Basic	3,403	4,005	3,735	3,984
Diluted	3,403	6,238	5,059	6,216

See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2000	1999
Cash flows from operating activities:
Net income	$7,993	$14,487
Adjustments to reconcile net income to net cash flows provided (used) in operating activities net of operating assets and liabilities acquired:
Income from discontinued operations	(11,063)	(15,680)
Depreciation and amortization	915	—
Compensation expenses on grant of stock and stock options	—	266
Changes in operating assets and liabilities:
Accounts receivable	809	—
Inventory	775	—
Prepaid expenses and other assets	52	(68)
Accounts payable	(675)	—
Employee compensation	(298)	—
Other liabilities and accrued expenses	119	84

Net cash provided (used) in continuing operations	(1,373)	(911)
Net cash provided (used) in discontinued operations	(3,119)	18,849

Net cash provided (used) in operating activities	(4,492)	17,938

Cash flows from investing activities:
Purchase of equipment and fixtures	(226)	(52)
Investment in proprietary software	(361)	—
Acquisition of operating assets	(468)	—

Net cash used in continuing operations	(1,055)	(52)
Net cash provided from discontinued operations	9,083	—

Net cash provided (used) in investing activities	8,028	(52)

Cash flows from financing activities:
Net proceeds from issuance of debt and warrants	—	15,787
Borrowings under bank line of credit	6,927	—
Payments under bank line of credit	(6,927)	—
Repayments of debt	—	(6,500)
Proceeds from stock transactions	24	—

Net cash provided from financing activities	24	9,287

Effect of exchange rate on cash	—	16

Net increase in cash	3,560	27,189
Cash at beginning of period	5,263	1,828

Cash at end of period	$8,823	$29,017

Cash paid for interest expense	$812	$985

See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(Unaudited)

1.  Basis of Presentation

    The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, and the related information presented in these notes have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The balance sheet at December 31, 1999 was derived from the audited financial statements as of that date. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in Angeion Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

    Comprehensive income is a measure of all non-owner changes in shareholders' equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. For the three and six months ended June 30, 2000 and 1999, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

2.  Reclassifications

    Certain amounts in Angeion's Form 10-Q for the three and six month periods ended June 30, 1999 have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on net income or shareholders' equity as previously reported.

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

4.  Bank Line of Credit

    The Company allowed the line of credit agreement between its subsidiary, Medical Graphics, and a bank to expire according to its terms as of March 31, 2000.

5.  New Accounting Pronouncements

    Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities, (as amended by SFAS No. 137 with respect to the effective date and SFAS No. 138 with respect to certain hedging activities) will be effective for the Company in January, 2001. SFAS No. 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value on a mark-to-market basis. The Company is currently evaluating SFAS No. 133, but does not expect that it will have a material effect on its financial statements.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 which provides the staff's views in applying accounting principles generally accepted in the United States of America to selected revenue recognition issues. As amended, SAB No. 101 is now effective no later than the fourth fiscal quarter of all fiscal years beginning after December 15, 1999. The Company will be required to adopt the guidance of this bulletin no later than the fourth quarter of 2000. The Company is assessing its impact on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Overview

    During March 2000, Angeion Corporation announced the discontinuance of its historical business, the research, development, manufacturing and marketing of implantable cardioverter defibrillators ("ICD"). Accordingly, the Company decided to pursue the license or transfer of its ICD technology and to discontinue the ICD product line. The last sales of these products were made during the second quarter of 2000. Consequently, the ICD business is accounted for as a discontinued operation and amounts in the financial statements for all periods shown have been restated to reflect discontinued operations accounting. Moreover, the Company is now focusing its current efforts on the markets served by and business operations of its wholly-owned subsidiary, Medical Graphics, and the acquisition and development of future businesses that contribute to shareholder value.

Results of Operations

    Angeion Corporation recorded a net loss of $1,891,000 for the three months ended June 30, 2000 compared to net income of $22,903,000 for 1999. These amounts included losses from continuing operations of $1,925,000 and $398,000 for the three months ended June 30, 2000 and 1999, respectively. Income from discontinued operations was $34,000 for 2000 compared to $23,301,000 for 1999. Income from discontinued operations is primarily due to the non-exclusive licensing of patent rights and sale of certain assets offset with discontinued operating expenses in both years while 1999 also includes proceeds from settlement of a lawsuit.

    The Company recorded net income of $7,993,000 for the six months ended June 30, 2000 compared to $14,487,000 for 1999. These amounts included losses from continuing operations of $3,070,000 and $1,193,000 for the six months ended June 30, 2000 and 1999, respectively. Income from discontinued operations was $11,063,000 for 2000 compared to $15,680,000 for 1999. Income from discontinued operations is primarily due to the non-exclusive licensing of patent rights and sale of certain assets offset with discontinued operating expenses in both years while 1999 also includes proceeds from settlement of a lawsuit.

    The decision to discontinue the ICD product line represented a significant change for Angeion Corporation. As a result of the December 21, 1999 merger, Medical Graphics now comprises a majority of the total assets of the Company and generates a majority of its sales. The Company is focusing its current efforts primarily on the markets served by and business operations of Medical Graphics. Given that decision and Angeion's current focus, the following discussion is directed at the Company's subsidiary, Medical Graphics Corporation. Since the accompanying consolidated statements of operations present 1999 activities of the ICD business under discontinued operations accounting rules and do not reflect operations of Medical Graphics prior to the merger date, we have prepared the following table to include Medical Graphics as if it had been acquired on January 1, 1999. Moreover, 1999 includes $150,000 and $300,000 of recurring Angeion general and administrative expenses for the three and six months ended

June 30, 1999, respectively. The following table summarizes selected financial data, as adjusted, relating to ongoing operations of Angeion Corporation for the three and six months ended June 30, 2000 and 1999.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenues	$3,860	$5,548	$8,766	$10,431
Gross margin	1,041	2,565	2,915	4,617

Operating expenses:
Selling and marketing	1,205	1,337	2,364	2,490
General and administrative	651	745	1,356	1,361
Research and development	442	374	818	796
Amortization of intangibles	294	285	579	570

	2,592	2,741	5,117	5,217
Operating loss	$(1,551)	$(176)	$(2,202)	$(600)

Revenues

    Revenues consist of product sales and service revenues. Product sales reflect sales of Medical Graphic's cardiopulmonary diagnostic and monitoring systems, software and aftermarket sales of peripherals and supplies. Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

    Second quarter total revenue decreased 30.4% to $3,860,000 in 2000 compared to $5,548,000 in 1999. This overall decrease was driven by domestic product revenue which decreased by 44.2% to $2,516,000 in 2000 compared to $4,511,000 in 1999. International revenue increased by 40.4% to $823,000 in 2000 from $586,000 in 1999. Service revenue increased by 15.5% to $521,000 in 2000 from $451,000 in 1999.

    For the six months ended June 30, total revenue decreased 16.0% to $8,766,000 in 2000 from $10,431,000 in 1999. Driving this decrease is domestic product revenue which decreased 31.0% to $5,669,000 in 2000 from $8,220,000 in 1999. International revenue increased 49.4% to $1,880,000 in 2000 from $1,258,000 in 1999. Service revenue increased by 27.7% to $1,217,000 in 2000 from $953,000 in 1999.

    Both the quarter and the year-to-date revenue have been influenced by similar business factors. The domestic decreases are due to lower software upgrade sales associated with year 2000 compliance as well as decreases in customers' total capital budgets following months of heavy year 2000 compliance spending. International increases reflect additional Company focus on returning international revenue to its historical levels. Service revenue increases reflect a strengthened service department which allows the Company to service more customers directly and rely less on use of third party service organizations.

Gross Margin

    Gross margin percentage decreased to 27.0% of revenue for the three months ended June 30, 2000 from 46.2% in the same 1999 three month period. For the six months ended June 30, gross margin percentage decreased to 33.3% in 2000 from 44.3% in 1999. The margin decrease for both periods reflects several factors. The Company reduced the value of inventory by $332,000 in conjunction with its announced decision to discontinue distribution of sleep disorder diagnostic products. In addition, lower sales of higher margin software upgrade products associated with year 2000 compliance contributed to lower gross margins.

Selling and Marketing

    Selling and marketing expenses decreased 9.9% to $1,205,000 for the three months ended June 30, 2000 from $1,337,000 in 1999. For the six months ended June 30, selling and marketing expenses decreased 5.1% to $2,364,000 in 2000 from $2,490,000 in 1999. Both periods include lower commissions and selling expenses associated with equipment demonstrations and travel that are attributed to lower domestic revenue. These decreases are partially offset by additional costs in support of our focus on international revenue.

General and Administrative

    General and administrative expenses decreased by 12.6% to $651,000 for the three months ended June 30, 2000 from $745,000 in 1999. For the six months ended June 30, general and administrative expenses decreased by 0.4% to $1,356,000 in 2000 from $1,361,000 in 1999. On a year-to-date basis, general and administrative expenses include higher legal expenses associated with on-going litigation and temporary additional expenses related to the integration of Medical Graphics, offset by lower directors' fees.

Research and Development

    Research and development expenses increased by 18.2% to $442,000 in the second quarter of 2000 from $374,000 in 1999. For the six months ended June 30, research and development expenses increased 2.8% to $818,000 in 2000 from $796,000 in 1999. The quarter and six month periods both reflect continued use of in-house software engineers rather than independent software contractors as part of our transition of product software to a Windows 98/NT platform. The quarter and year-to-date expenses for 2000 include increments of $75,000 and $93,000, respectively, for research and development expenses associated with the March 16, 2000 acquisition of AeroSport, Inc. products. Additionally, the 1999 costs associated with re-engineering the Medical Graphics pulmonary function testing hardware are not being incurred in 2000.

Amortization of Intangibles

    Amortization of intangibles represents the amortization of goodwill and other intangible assets associated with acquisitions.

Other Income (Expense)

    Interest income shown on the consolidated statement of operations decreased to $136,000 for the three months ended June 30, 2000 compared to $378,000 for 1999. For the six months ended June 30, interest income decreased to $216,000 in 2000 from $425,000 in 1999. The decreases for both periods reflect lower excess cash balances available for short term investment.

    Interest expense shown on the consolidated statement of operations for the three months ended June 30 decreased to $510,000 in 2000 compared to $626,000 in 1999. For the six months ended June 30, interest expense decreased to $1,084,000 in 2000 from $1,318,000 in 1999. Interest expense for 1999 includes the costs associated with $6,000,000 of term loans received in January 1999 and subsequently paid off in May 1999. The six month decrease would be greater except for the minimum interest charges of $45,000 incurred during the first quarter for the Medical Graphics bank line of credit that expired by its terms on March 31, 2000.

Income From Discontinued Operations

    Income from discontinued operations of $34,000 shown on the consolidated statement of operations for the three months ended June 30, 2000 includes a one-time gain of $81,000 related to the sale of certain intellectual property rights and production tools for ablation catheters partially offset by $47,000 of other expenses related to discontinued operations.

    For the six months ended June 30, 2000, income from discontinued operations of $11,063,000 also includes the first quarter one-time gain of $11,696,000, net of taxes, related to the non-exclusive licensing of patent rights and sale of certain assets. The first and second quarter gains are partially offset by $593,000 of rental expenses associated with the building previously used for the ICD products and $121,000 of other expenses related to discontinued operations.

    Income from discontinued operations for the three and six months ended June 30, 1999 include a one-time gain of $31,107,000 related to the settlement of a lawsuit and granting of licensing rights. This gain was offset by losses sustained from Angeion's discontinued ICD business aggregating $7,806,000 and $15,427,000 for the three and six months ended June 30, 1999, respectively.

    In connection with its decision to discontinue the ICD products, the Company accrued rental expenses of $604,000 for the year ended December 31, 1999 representing unrecoverable future rental obligations associated with the building used in conjunction with that business. The accrual represented management's estimate of the costs expected to be incurred until the building could be sublet. In May 2000 the Company was successful in subletting and negotiating the termination of all future liabilities for approximately 64% of that building space. Accordingly, the Company accrued the negotiated termination fee and updated its estimate of future rental costs which required recognition of additional rental expenses of $593,000 that were recorded during the first quarter of 2000. Management's estimates with respect to unrecoverable future rental obligations are considered forward-looking statements and are subject to fluctuations in the real estate market.

Liquidity and Capital Resources

    Angeion Corporation had cash of $8,823,000 and working capital of $13,915,000 as of June 30, 2000. During the six months ended June 30, 2000, the Company used $1,373,000 in cash for continuing operations. Cash was provided by depreciation and amortization of $915,000, a $809,000 decrease in accounts receivable and $775,000 in lower inventory offset by cash used for decreases of $675,000 and $298,000 in accounts payable and employee compensation, respectively. In addition, the Company used $3,119,000 in cash for discontinued operations which primarily included $813,000 for building rental, $584,000 in transaction costs and $400,000 for final payroll expenses.

    During the six months ended June 30, 2000, the Company generated $8,028,000 in cash from investing activities, primarily through $9,083,000 in cash generated from discontinued operations, including a one-time payment of $9,000,000 for the non-exclusive licensing of patent rights to Medtronic, Inc. plus $83,000 from the sale of assets related to discontinued operations. Cash was used to purchase the assets of AeroSport, Inc. for $468,000, to purchase $226,000 of equipment and fixtures and to increase the Company's investment in proprietary software by $361,000.

    At June 30, 2000 the Company had no material commitments for capital expenditures. The Company believes that its cash flows from operations together with its existing cash will be adequate to satisfy its liquidity and capital resource needs through 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    None.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Note Holder Litigation

    As previously disclosed, on September 24, 1999, U.S. Bank National Association, as Trustee on behalf of holders of Angeion 7 1/2% Senior Convertible Notes due 2003 brought suit against the Company in Hennepin County District Court in the State of Minnesota. The lawsuit sought declaratory judgment, breach of contract and related relief, alleging that certain actions taken by Angeion in 1998 and 1999 constituted a sale of all or substantially all of Angeion's assets, and thereby constituted a Designated Event under terms of the Indenture governing the Notes. The Trustee sought to obligate Angeion to accelerate payment of the Notes and/or to impose a trust on an amount of funds for not less than $23,000,000 of the Company's assets. On October 14, 1999, the Company filed its Answer to the Trustee's complaint and also filed a counterclaim against the Trustee, claiming that the Trustee's complaint was brought in bad faith.

    By order of the Court dated November 30, 1999, the Court denied the Trustee's request for a temporary injunction in this matter. By written order dated February 7, 2000, the Court ruled that the transactions of which the Trustee complained did not constitute the sale of all or substantially all of the assets of Angeion, that no Designated Event had occurred, and that the Note holders were not entitled to prepayment of their notes.

    The Trustee appealed both Orders to the Minnesota Court of Appeals and an oral argument was held on May 24, 2000. Under rules governing the Court of Appeals, the Court must rule within 90 days of the argument or no later than August 22, 2000.

Other Legal Matters

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

    None

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits List
Exhibit 27 Financial Data Schedule
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended June 30, 2000.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation (Registrant)
Date: August 14, 2000	/s/ Richard E. Jahnke Richard E. Jahnke, President and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2000	/s/ Dale H. Johnson Dale H. Johnson, Chief Financial Officer (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
27	Financial Data Schedule.

QuickLinks

ANGEION CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited, in thousands)
SIGNATURES
INDEX TO EXHIBITS