Form 10-Q
period 2000-09-30
ANGEION CORP/MN
filed 2000-11-14
CIK 815093

 QuickLinks -- Click here to rapidly navigate through this document

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                to

Commission file number 001-13543

ANGEION CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1579150 (I.R.S. Employer Identification No.)

350 Oak Grove Parkway, Saint Paul, Minnesota 55127-8599
(Address of principal executive offices)

Registrant's telephone number, including area code: (651) 484-4874

    Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 10, 2000, the Company had outstanding 3,465,725 shares of common stock, $.01 par value.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ANGEION CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(unaudited, in thousands except share data)

	September 30, 2000	December 31, 1999
Assets
Current assets:
Cash	$8,802	$5,263
Accounts receivable, net of allowance for doubtful accounts of $144 and $100, respectively	3,958	4,790
Inventories	4,387	4,953
Prepaid expenses and other current assets	430	175

Total current assets	17,577	15,181
Net non-current assets of discontinued operations	535	2,354
Equipment and fixtures, net	2,030	2,225
Deferred tax assets, net	1,760	1,868
Intangible assets, net	10,409	10,298
Other assets	855	1,250
Goodwill, net	543	561

	$33,709	$33,737

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,183	$1,455
Employee compensation	569	699
Deferred income	1,002	853
Warranty reserve	269	304
Net current liabilities of discontinued operations	486	2,101
Other liabilities and accrued expenses	1,045	836

Total current liabilities	4,554	6,248
Long-term debt	20,198	20,198

Shareholders' equity:
Common stock, $.01 par value. Authorized 10,000,000 shares in 2000 and 7,500,000 in 1999; issued and outstanding 3,465,725 shares in 2000 and 4,105,718 in 1999	35	41
Additional paid-in capital	123,896	128,749
Cumulative translation adjustment	(9)	(9)
Accumulated deficit	(114,965)	(121,490)

Total shareholders' equity	8,957	7,291

	$33,709	$33,737

See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Condensed Statements of Operations
(unaudited, in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues	$4,068	$—	$12,834	$—
Cost of goods sold	2,595	—	8,446	—

Gross margin	1,473	—	4,388	—

Operating expenses:
Selling and marketing	1,187	—	3,551	—
General and administrative	680	150	2,036	450
Research and development	425	—	1,243	—
Amortization of intangibles	294	—	873	—

	2,586	150	7,703	450

Operating loss	(1,113)	(150)	(3,315)	(450)
Other income (expense):
Interest income	134	328	350	753
Interest expense	(511)	(518)	(1,595)	(1,836)

Loss before taxes	(1,490)	(340)	(4,560)	(1,533)
Provision for taxes	—	—	—	—

Loss from continuing operations	(1,490)	(340)	(4,560)	(1,533)
Income (loss) from discontinued operations, net of taxes	22	(7,449)	11,085	8,231

Net income (loss)	$(1,468)	$(7,789)	$6,525	$6,698

Net income (loss) per share—basic
Continuing operations	$(0.43)	$(0.08)	$(1.25)	$(0.38)
Discontinued operations	0.01	(1.86)	3.04	2.06
Net income (loss)	(0.42)	(1.94)	1.79	1.68
Net income (loss) per share—diluted
Continuing operations	(0.43)	(0.08)	(0.73)	(0.07)
Discontinued operations	0.01	(1.86)	2.23	1.32
Net income (loss)	(0.42)	(1.94)	1.50	1.25

Weighted average common shares outstanding
Basic	3,466	4,010	3,645	3,992
Diluted	3,466	4,010	4,969	6,225

See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net income	$6,525	$6,698
Adjustments to reconcile net income to net cash flows provided (used) in operating activities net of operating assets and liabilities acquired:
Income from discontinued operations	(11,085)	(8,231)
Depreciation and amortization	1,377	—
Compensation expenses on grant of stock and stock options	—	252
Changes in operating assets and liabilities:
Accounts receivable	832	—
Inventory	682	—
Prepaid expenses and other assets	257	(33)
Accounts payable	(272)	—
Employee compensation	(130)	—
Other liabilities and accrued expenses	395	519

Net cash provided (used) in continuing operations	(1,419)	(795)
Net cash provided (used) in discontinued operations	(3,076)	16,365

Net cash provided (used) in operating activities	(4,495)	15,570

Cash flows from investing activities:
Purchase of equipment and fixtures	(256)	—
Investment in proprietary software	(559)	—
Acquisition of operating assets	(468)	—

Net cash used in continuing operations	(1,283)	—
Net cash provided from discontinued operations	9,293	371

Net cash provided (used) in investing activities	8,010	371

Cash flows from financing activities:
Net proceeds from issuance of debt and warrants	—	15,787
Borrowings under bank line of credit	6,927	—
Payments under bank line of credit	(6,927)	—
Repayments of debt	—	(6,500)
Proceeds from stock transactions	24

Net cash provided from financing activities	24	9,287

Effect of exchange rate on cash	—	16

Net increase in cash	3,539	25,244
Cash at beginning of period	5,263	1,828

Cash at end of period	$8,802	$27,072

Cash paid for interest expense	$812	$993

See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000

(Unaudited)

1.  Basis of Presentation

    The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, and the related information presented in these notes have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The balance sheet at December 31, 1999 was derived from the audited financial statements as of that date. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in Angeion Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

    During March 2000, Angeion Corporation announced the discontinuance of its historical business, the research, development, manufacturing and marketing of implantable cardioverter defibrillators ("ICD"). Accordingly, the Company decided to pursue the license or transfer of its ICD technology and to discontinue the ICD product line. The last sales of these products were made during the second quarter of 2000. Consequently, the ICD business is accounted for as a discontinued operation and amounts in the financial statements for all periods shown have been restated to reflect discontinued operations accounting. Moreover, the Company is now focusing its efforts on the markets served by and business operations of its wholly-owned subsidiary, Medical Graphics Corporation, and the acquisition and development of future businesses that contribute to shareholder value.

    Comprehensive income is a measure of all non-owner changes in shareholders' equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. For the three and nine months ended September 30, 2000 and 1999, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

2.  Reclassifications

    Certain amounts in Angeion's Form 10-Q for the three and nine month periods ended September 30, 1999 have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on net income or shareholders' equity as previously reported.

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

4.  Bank Line of Credit

    The Company allowed the line of credit agreement between its subsidiary, Medical Graphics Corporation, and a bank to expire according to its terms as of March 31, 2000.

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

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 which provides the staff's views in applying accounting principles generally accepted in the United States of America to selected revenue recognition issues. As amended, SAB No. 101 is now effective no later than the fourth fiscal quarter of all fiscal years beginning after December 15, 1999. The Company will be required to adopt the guidance of this bulletin no later than the fourth quarter of 2000. The Company believes that SAB No. 101 will not have a material effect on its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

    Statements included in this Quarterly Report on Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially, including the factors set forth in the Section entitled "Certain Risk Factors" in Part I, Item 1, "Business" of the Company's Form 10-K for the year ended December 31, 1999. Various forward-looking statements have been made in this Quarterly Report on Form 10-Q and may also be made in other Angeion reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements.

Results of Operations

    Angeion recorded a net loss of $1,468,000 for the three months ended September 30, 2000 compared to a net loss of $7,789,000 for the same period in 1999. These amounts included losses from continuing operations of $1,490,000 and $340,000 for the three months ended September 30, 2000 and 1999, respectively. Income from discontinued operations was $22,000 for 2000 compared to a loss of $7,449,000 for 1999. Income from discontinued operations for the three months ended September 30, 2000 represents the net proceeds of $52,000 from the sale of a patent, partially offset by discontinued operating expenses.

    The Company recorded net income of $6,525,000 for the nine months ended September 30, 2000 compared to $6,698,000 for the same period in 1999. These amounts included losses from continuing operations of $4,560,000 and $1,533,000 for the nine months ended September 30, 2000 and 1999, respectively. Income from discontinued operations was $11,085,000 for 2000 compared to $8,231,000 for 1999. Income from discontinued operations is primarily due to the non-exclusive licensing of patent rights and sale of certain assets, partially offset by discontinued operating expenses in both years while 1999 also includes proceeds from settlement of a lawsuit.

    The decision to discontinue the ICD product line represented a significant change for Angeion Corporation. As a result of the December 21, 1999 merger, Medical Graphics Corporation ("Medical Graphics") now comprises a majority of the total assets of the Company and generates all of its sales. The Company is focusing its current efforts primarily on the markets served by and business operations of Medical Graphics. Given that decision and Angeion's current focus, the following discussion is directed at the Company's subsidiary, Medical Graphics Corporation. Since the accompanying consolidated statements of operations present 1999 activities of the ICD business under discontinued operations accounting rules and do not reflect operations of Medical Graphics prior to the merger date, we have prepared the following table to include Medical Graphics as if it had been acquired on January 1, 1999. Moreover, 1999 includes $150,000 and $450,000 of recurring Angeion general and administrative expenses for the three and nine months ended September 30, 1999, respectively. The following table summarizes selected financial data, as adjusted to include Medical Graphics information, relating to ongoing operations of Angeion for the three and nine months ended September 30, 2000 and 1999.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(in thousands)
Revenues	$4,068	$5,697	$12,834	$16,128
Gross margin	1,473	2,709	4,388	7,326

Operating expenses:
Selling and marketing	1,187	1,385	3,551	3,875
General and administrative	680	801	2,036	2,162
Research and development	425	398	1,243	1,194
Amortization of intangibles	294	285	873	855

	2,586	2,869	7,703	8,086
Operating loss	$(1,113)	$(160)	$(3,315)	$(760)

Revenues

    Revenues consist of product sales and service revenues. Product sales reflect sales of Medical Graphic's cardiopulmonary diagnostic and monitoring systems, software and aftermarket sales of peripherals and supplies. Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

    Third quarter total revenue decreased 28.6% to $4,068,000 in 2000 compared to $5,697,000 in 1999. This overall decrease was driven by domestic product revenue which decreased by 43.4% to $2,667,000 in 2000 compared to $4,714,000 in 1999. International revenue increased by 58.3% to $779,000 in 2000 from $492,000 in 1999. Service revenue increased by 26.7% to $622,000 in 2000 from $491,000 in 1999.

    For the nine months ended September 30, total revenue decreased 20.4% to $12,834,000 in 2000 from $16,128,000 in 1999. This decrease was primarily a result of domestic product revenue decreasing 35.5% to $8,336,000 in 2000 from $12,934,000 in 1999. International revenue increased 51.9% to $2,659,000 in 2000 from $1,750,000 in 1999. Service revenue increased by 27.4% to $1,839,000 in 2000 from $1,444,000 in 1999.

    Both the quarter and the year-to-date revenue have been influenced by similar business factors. The domestic decreases are due to lower software upgrade sales associated with year 2000 compliance as well as decreases in customers' total capital budgets following months of heavy year 2000 compliance spending. The Company's decision to discontinue selling its sleep diagnostic products in the second quarter of 2000 also contributed to the third quarter domestic revenue decrease compared to 1999. On balance, sales of domestic products, exclusive of sleep diagnostic products, increased from the second to the third quarter of 2000 by 13.9%. International increases reflect the success of additional Company focus on returning international revenue to its historical levels. Service revenue increases reflect a strengthened service department which allows the Company to service more customers directly and rely less on use of third party service organizations.

Gross Margin

    Gross margin percentage decreased to 36.2% of revenue for the three months ended September 30, 2000 compared to 47.6% for the same period of 1999. For the nine months ended September 30, gross margin percentage decreased to 34.2% in 2000 from 45.4% in 1999. The margin decrease for both periods reflects several factors. Decreases for both periods reflect product mix changes due to lower sales of higher margin software upgrade products associated with year 2000 compliance as well as allocation of overhead expenses over a smaller base of product sales. Moreover, the year to date gross margin percentage decrease includes a second quarter $332,000 reduction in the value of inventory related to an announced decision to discontinue distribution of sleep disorder diagnostic products.

Selling and Marketing

    Selling and marketing expenses decreased 14.3% to $1,187,000 for the three months ended September 30, 2000 from $1,385,000 in 1999. For the nine months ended September 30, selling and marketing expenses decreased 8.4% to $3,551,000 in 2000 from $3,875,000 in 1999. Both periods include significantly lower commissions and decreased travel and selling expenses attributed to lower domestic revenue. The year to date decrease also reflects lower expenses associated with equipment demonstrations. These decreases are partially offset by additional costs in support of our focus on international revenue.

General and Administrative

    General and administrative expenses decreased by 15.1% to $680,000 for the three months ended September 30, 2000 from $801,000 in 1999. For the nine months ended September 30, general and administrative expenses decreased by 5.8% to $2,036,000 in 2000 from $2,162,000 in 1999. Expenses for both year 2000 periods were lower due to decreased personnel costs and directors' fees which were partially offset by higher legal expenses associated with on-going litigation. In addition, the year to date decrease is partially offset by temporary additional expenses related to the integration of Medical Graphics.

Research and Development

    Research and development expenses increased by 6.8% to $425,000 in the third quarter of 2000 from $398,000 for the same period in 1999. For the nine months ended September 30, research and development expenses increased 4.1% to $1,243,000 in 2000 from $1,194,000 in 1999. The quarter and nine month periods both reflect continued use of in-house software engineers rather than independent software contractors as part of our transition of product software to a Windows 98/NT platform. Both periods also include additional expenses associated with the March 16, 2000 acquisition of AeroSport, Inc. products. Additionally, the 1999 costs associated with re-engineering the Medical Graphics pulmonary function testing hardware are not being incurred in 2000.

Amortization of Intangibles

    Amortization of intangibles represents the amortization of goodwill and other intangible assets associated with acquisitions.

Other Income (Expense)

    Interest income shown on the consolidated statement of operations decreased to $134,000 for the three months ended September 30, 2000 compared to $328,000 for 1999. For the nine months ended September 30, interest income decreased to $350,000 in 2000 from $753,000 in 1999. The decreases for both periods reflect lower excess cash balances available for short term investment.

    Interest expense shown on the consolidated statement of operations for the three months ended September 30 decreased to $511,000 in 2000 compared to $518,000 in 1999. For the nine months ended September 30, interest expense decreased to $1,595,000 in 2000 from $1,836,000 in 1999. Interest expense for 1999 includes the costs associated with $6,000,000 of term loans received in January 1999 and subsequently paid off in May 1999. The nine month decrease would be greater except for the minimum interest charges of $45,000 incurred during the first quarter for the Medical Graphics bank line of credit that expired by its terms on March 31, 2000.

Income From Discontinued Operations

    Income from discontinued operations of $22,000 shown on the consolidated statement of operations for the three months ended September 30, 2000 includes one-time net proceeds of $52,000 related to the sale of a patent partially offset by $30,000 of other expenses related to discontinued operations.

    For the nine months ended September 30, 2000, income from discontinued operations of $11,085,000 also includes the first quarter one-time gain of $11,696,000, net of taxes, related to the non-exclusive licensing of patent rights and sale of certain assets. The first and second quarter gains are partially offset by $593,000 of rental expenses associated with the building previously used for the ICD products. Other expenses related to discontinued operations aggregated $152,000 for the nine months ended September 30, 2000.

    Income from discontinued operations for the nine months ended September 30, 1999 includes a one-time gain of $31,107,000 related to the settlement of a lawsuit and granting of licensing rights. This gain was offset by losses sustained from Angeion's discontinued ICD business aggregating $7,449,000 and $22,876,000 for the three and nine months ended September 30, 1999, respectively.

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

Liquidity and Capital Resources

    Angeion Corporation had cash of $8,802,000 and working capital of $13,023,000 as of September 30, 2000. During the nine months ended September 30, 2000, the Company used $1,419,000 in cash for continuing operations. Cash was provided by depreciation and amortization of $1,377,000, an $832,000 decrease in accounts receivable and $682,000 in lower inventory offset by cash used for decreases of $272,000 and $130,000 in accounts payable and employee compensation, respectively. In addition, the Company used $3,076,000 in cash for discontinued operations which primarily included $888,000 for building rental, $584,000 in transaction costs and $400,000 for final payroll expenses.

    During the nine months ended September 30, 2000, the Company generated $8,010,000 in cash from investing activities, primarily through $9,293,000 in cash generated from discontinued operations, including a one-time payment of $9,000,000 for the non-exclusive licensing of patent rights to Medtronic, Inc. plus $293,000 from the sale of assets related to discontinued operations. Cash was used to purchase the assets of AeroSport, Inc. for $468,000, to purchase $256,000 of equipment and fixtures and to increase the Company's investment in proprietary software by $559,000.

    At September 30, 2000 the Company had no material commitments for capital expenditures. The Company believes that its cash flows from operations together with its existing cash will be adequate to satisfy its liquidity and capital resource needs through 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    The Company invests its cash in money market instruments or short-term investment grade securities. The Company believes that an increase of 100 basis points in prevailing interest rates would not have an adverse effect on its net income or financial position.

    The Company's product sales outside the United States are denominated in United States dollars. Accordingly, the Company believes its exposure to foreign exchange rate fluctuation is minimal.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Note Holder Litigation

    As previously reported, on September 24, 1999, U.S. Bank National Association, as Trustee on behalf of holders of Angeion 7 1/2% Senior Convertible Notes due 2003 brought suit against the Company in Hennepin County District Court in the State of Minnesota. The lawsuit sought injunctive relief, a declaratory judgment, and breach of contract and related relief, alleging that certain actions taken by Angeion in 1998 and 1999 constituted a sale of all or substantially all of Angeion's assets, and thereby constituted a Designated Event under terms of the Indenture governing the Notes, thereby requiring repayment of the Notes.

    On November 30, 1999, the District Court denied the Trustee's request for a temporary injunction in this matter. On February 7, 2000, the District Court dismissed the suit against Angeion, ruling that these transactions did not constitute the sale of all or substantially all of the assets of Angeion, that no Designated Event had occurred, and that the Note holders were not entitled to prepayment of their Notes.

    The Trustee appealed both Orders to the Minnesota Court of Appeals. On August 15, 2000, the Minnesota Court of Appeals upheld the decision of the District Court denying injunctive relief, but ruled that the District Court determination that the transaction did not constitute a sale of all or substantially all of the assets of Angeion was premature and reversed and remanded the case for further discovery on that issue. The Court of Appeals also stated that the sale or license of patent rights could constitute a sale of all or substantially all of the assets of a corporation.

    On September 14, 2000, Angeion petitioned the Minnesota Supreme Court for review of the decision of the Court of Appeals. In an order dated October 25, 2000, Angeion's petition for further review was denied. Accordingly, the case will be returned to the District Court for further discovery.

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

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

Beneficial Ownership of Common Stock

    The following table sets forth information as of November 10, 2000 concerning the beneficial ownership of the common stock of the Company by (i) the only shareholders known by the Company to own more than five percent of the common stock of the Company, (ii) each director of the

Company, (iii) each current executive officer, and (iv) all executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Shares of Common Stock(1)	Shares Acquirable within 60 days	Total	Percentage
Arnold A. Angeloni	28,788	8,300	37,088	1.1%
Dennis E. Evans(2)	30,895	8,300	39,195	1.1%
James B. Hickey, Jr.	16,538	3,000	19,538	*
Richard E. Jahnke	20,200	50,000	70,200	2.0%
Dale H. Johnson	0	3,000	3,000	*
John C. Penn	11,538	3,000	14,538	*
Mark W. Sheffert	11,538	3,000	14,538	*
Glen Taylor	64,207	8,300	72,507	2.1%
All executive officers and directors as a group (8 persons)	183,704	86,900	270,604	7.6%

*
Indicates ownership of less than one percent.
(1)
Except as noted, all shares beneficially owned by each person as of the stated date were owned of record, and each person had sole voting power and sole investment power for all such shares beneficially held.
(2)
Includes 3,000 shares owned by Hanrow Capital Fund and 4,167 shares owned by Hanrow Business Finance, Inc. Hanrow Financial Group, Ltd. is the sole general partner of Hanrow Capital Fund and is the sole shareholder of Hanrow Business Finance, Inc.

Nasdaq National Market Listing

    Angeion's common stock is traded on the Nasdaq National Market. Under the rules for continued inclusion on Nasdaq National Market, the market value of public float of an issuer (shares held by persons other than directors, officers and ten percent beneficial holders at the closing bid price) must be at least $5,000,000. If an issuer fails to meet the continued inclusion criteria for a period of 30 consecutive business days, the issuer will be notified by Nasdaq and have a period of 90 calendar days to achieve compliance with the standard.

    The Company has been notified by Nasdaq that the market value of the public float has declined below $5,000,000 for 30 consecutive business days. If Angeion does not meet the criteria for continued inclusion on the Nasdaq National Market by mid January 2001, Angeion would be subject to delisting from the Nasdaq National Market. In that event, the Company intends to file an application with Nasdaq to have its common stock quoted on the Nasdaq Small Cap Market.

    Angeion believes that its stock is undervalued in the market place. Shareholder's equity at September 30, 2000 is over $2.50 per share and of that over $8,000,000 is represented in cash. In addition, the Company has previously announced that it is focusing its current efforts on the acquisition and development of future businesses that contribute to shareholder value.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits List

    Exhibit 27
    Financial Data Schedule

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended September 30, 2000.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION (Registrant)
Date:	November 14, 2000	/s/ RICHARD E. JAHNKE Richard E. Jahnke President and Chief Executive Officer (Principal Executive Officer)
Date:	November 14, 2000	/s/ DALE H. JOHNSON Dale H. Johnson Chief Financial Officer (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
27	Financial Data Schedule.

QuickLinks

PART I: FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS