Form 10-K
period 2000-12-31
ANGEION CORP/MN
filed 2001-04-02
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2000

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________ to ____________

COMMISSION FILE NO. 001-13543

ANGEION CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1579150
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

350 Oak Grove Parkway, Saint Paul, Minnesota 55127
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (651) 484-4874

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value
Preferred Stock Purchase Rights

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

             As of March 23, 2001, 3,481,584 shares of common stock of the Registrant were outstanding, and the aggregate market value of the common stock of the Registrant as of that date (based upon the last reported sale price of the common stock at that date as reported by the Nasdaq SmallCap Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $3,196,000.

PART I

Item 1.  Business.

          Unless the context requires otherwise, references in this Form 10-K to “Angeion” or the “Company” means Angeion Corporation, while references to “Medical Graphics” or “MedGraphics” refers to Medical Graphics Corporation, a wholly-owned subsidiary of Angeion.  Angeion acquired Medical Graphics in December 1999.  For periods after December 21, 1999 Angeion and Medical Graphics are collectively referred to as the “Company.”

(a)      General Development of Business.

Events Prior to 1999

          Angeion Corporation was incorporated in Minnesota in May 1986 for the purpose of developing, manufacturing and selling medical products.  The Company initially used its engineering and manufacturing technologies to custom design and manufacture products to customers’ specifications, while it devoted its research and development capabilities to designing proprietary products.  In July 1988, Angeion merged with Verde Ventures Incorporated, a public company organized in March 1987 that had no operations at the time of the merger.  Verde Ventures Incorporated, the surviving legal entity, changed its name to Angeion Corporation and continued the business of the pre-merger Angeion Corporation.

          In August 1990, the Company established a subsidiary to assume responsibility for the intensified research efforts on the development of a laser catheter ablation system, and in October 1990, the Company acquired a company engaged in the development of an automatic implantable cardioverter defibrillator (“ICD”) system.  Subsequent to this acquisition, Angeion designed, developed, manufactured and marketed products, including ICDs, that treat irregular heartbeats (arrhythmias).  ICDs are designed to treat abnormally rapid heartbeats in the ventricular (or lower) chambers of the heart, a condition known as ventricular tachycardia (“VT”), and a severe form of VT known as ventricular fibrillation (“VF”), that if not terminated will lead to sudden cardiac death.  ICDs are electronic devices that are implanted within the body and are connected to the heart with defibrillator leads.  These devices monitor the patient’s heartbeat and, in the event of VT or VF, deliver an electrical shock to return the heartbeat to normal rhythm.

          In February 1993, the Company and Siemens Pacesetter, Inc. (“Pacesetter”), at the time a subsidiary of Siemens Corporation and subsequently acquired by St. Jude Medical, Inc. (“St. Jude”), entered into a strategic relationship.  Under agreements with Pacesetter, Angeion issued to Pacesetter shares of its Series A Convertible Preferred Stock and a convertible subordinated debenture, and entered into an Original Equipment Manufacturer (“OEM”) and certain license agreements.  In May 1997, in connection with the acquisition by St. Jude of Ventritex, Inc., the Company, St. Jude and Pacesetter entered into a Cross-License Agreement and terminated their previous OEM and license agreements.

          In October 1997, the Company entered into a strategic relationship with Synthélabo, a French pharmaceutical company, pursuant to which Synthélabo purchased the Company’s common stock and warrants under an Investment and Master Strategic Relationship Agreement (the “Investment Agreement”).  In May 1999, Synthélabo and Sanofi, S.A. merged and created a new French pharmaceutical company, Sanofi-Synthélabo.  All future references in this Form 10-K to this entity will be to Sanofi-Synthélabo.  In addition, ELA Medical, S.A., a subsidiary of Sanofi-Synthélabo, marketed the Company’s products in Europe and Japan.  ELA Medical, Inc., another subsidiary of Sanofi-Synthélabo, entered into a joint venture (“Joint Venture”) with the Company that combined the two companies’ sales and marketing functions and served as the U.S. selling organization for both companies.  Pursuant to the Investment Agreement, Sanofi-Synthélabo made equity investments totaling $20 million prior to December 31, 1998.

          Through December 31, 1998, the Company had incurred operating losses every year since inception and at December 31, 1998 had an accumulated deficit since inception of $123.0 million and a shareholders’ deficit of $6.3 million.  During the year ended December 31, 1998, the Company had net sales of $4.6 million and an operating loss of $36.6 million.

Angeion 1999 Developments

          In January 1999, the Company announced a restructuring plan (the “January 1999 Restructuring”) to help reduce its cash flow burn rate.  As a result of the January 1999 Restructuring, the Company reduced approximately 20 percent of its total employee base, including 40 percent of the Company’s senior management team.  The Company took a restructuring charge in the first quarter of 1999 of approximately $720,000 for expenses related to severance costs and other employee benefits associated with the reduction in its work force.

          In January 1999, the Company entered into financing agreements with Norwest Business Credit (the “Bank”) in which the Bank made two term loans (the “Loans”) to the Company in the amounts of $4,000,000 and $2,000,000.  Individual investors, including a director of the Company, guaranteed the Loans.  The Loans were secured by a security interest in all of the Company’s intellectual property that the Company was free to pledge for such purpose.  The Loans were repaid in May 1999.

          On March 5, 1999, the Company received U.S. Food and Drug Administration (“FDA”) Pre-market Approval (“PMA”) for its Lyra™ 2020 Series ICDs and AngePass™ lead series, which allowed Angeion to market these products in the U.S.  As a result of the PMA issuance, on March 12, 1999, the Company received two final $5,000,000 equity investments from its strategic partner, Sanofi-Synthélabo, pursuant to the Investment Agreement.  In exchange for the $10,000,000 equity investment, the Company issued Sanofi-Synthélabo warrants to purchase 909,017 and 540,541 shares of the Company’s common stock at prices of $0.10 and $11.10 per share, respectively.

          In April 1999, the Company announced a second restructuring plan (the “April 1999 Restructuring”) to refocus its business and reduce operating expenses.  As a result of the April 1999  Restructuring, the Company reduced its workforce by approximately 75 percent of its total employee base.  However, the Company retained both the staff necessary to support its ongoing operations and the clinical, regulatory and engineering staff needed to provide customer support for the Company’s Lyra series of ICDs and existing implants.  In addition, the Company continued to provide agreed-upon amounts of product to ELA Medical under the terms of its amended supply agreements.

          On April 5, 1999, the Company reached a settlement in its ongoing litigation with Cardiac Pacemakers, Inc. (“CPI”) and CPI’s parent company, Guidant Corporation (“Guidant”) (“April 1999 CPI Agreement”).  In connection with the settlement, the Company granted to CPI a non-exclusive license (the “CPI License”) under all of the Company’s patents covering cardiac stimulation devices and CPI made a one-time payment of  $35,000,000 to the Company to settle claims for past damages and for the CPI License.  After payment of legal fees and other expenses associated with the litigation, the Company retained approximately $31,000,000 in cash from this settlement.  In connection with the settlement of the CPI/Guidant litigation, Guidant agreed not to sue the Company for future infringement with respect to the Company’s current model Series 2020 and next generation model Series 2030 ICD product lines, thus allowing the Company to pay a reasonable royalty and market its most advanced ICD products free from claims of infringement.

          On May 7, 1999, the Company’s Board of Directors approved a one-for-ten reverse stock split of the Company’s common stock for shareholders of record at the close of business on May 17, 1999.  All share and per share information contained in this report on Form 10-K has been retroactively adjusted to reflect the impact of the reverse stock split.

          On May 11, 1999, the Company entered into a withdrawal agreement (“Withdrawal Agreement”) pursuant to which the Company withdrew from its membership in the Joint Venture.  Under terms of the Withdrawal Agreement, ELA Medical assumed sole responsibility for operation of the Joint Venture.  In addition, ELA Medical assumed certain warranty coverage, technical service and regulatory compliance services for which the Company was responsible under (i) applicable law, (ii) the supply agreement between the Company and the Joint Venture, and (iii) contracts with third parties for Model 2000 and 2010 Series ICD products and associated leads and programmers supplied to such third parties and implanted in human beings in the United States (including associated programmers for such ICD models).  The Company retained potential product liability obligations from patients and agreed to maintain product liability insurance through May 10, 2004 with limits of liability at least as high as those in place as of the date of the Withdrawal Agreement, subject to availability on commercially reasonable terms.

          In connection with consummation of the transactions contemplated by the Withdrawal Agreement, the Company entered into the following related transactions: (i) the Company amended and terminated its supply agreement with the Joint Venture and entered into a new manufacturing and supply agreement with ELA Medical for supply of ICD products in the United States under which the Company  agreed to supply a limited number of ICD products to the Joint Venture according to the terms of its supply agreement and provide any future ICD products directly to ELA Medical; (ii) the Company amended its manufacturing and supply agreement with ELA Medical S.A., an affiliate of ELA Medical, to limit certain of the Company’s obligations to supply ICD products thereunder and to provide for the assumption by ELA Medical S.A. of warranty coverage, technical service and regulatory compliance services for which the Company was responsible under (a) applicable law, (b) the supply agreement between the Company and ELA Medical S.A., and (c) contracts with third parties for Model 2000 and 2010 Series ICD products and associated leads and programmers supplied to such third parties and implanted in human beings in Europe and Japan (including associated programmers for such ICD models); (iii) the Company amended the Investment Agreement with Sanofi-Synthélabo to allow for the actions contemplated by the Withdrawal Agreement to occur; and (iv) the Company, ELA Medical and ELA Medical S.A. entered into a Settlement Agreement and Mutual Release releasing each party thereto and all of its affiliates from any and all claims made by such other party in connection with, arising from or related to the Joint Venture and certain of the contractual obligations arising from or contemplated by the terms of the Joint Venture relationship.

          On August 3, 1999, the Company announced that it had entered into an agreement (the “1999 ELA Agreement”) to transfer certain assets and grant a one-way, non-exclusive, fully paid-up, royalty free, and perpetual worldwide license to its patents and patent applications relating to cardiac stimulation devices to ELA Medical.  As part of the 1999 ELA Agreement, the Company agreed to transfer ownership of its flat capacitor technology and its AngePass 4040, 4080 and 4090 Series lead systems, including related regulatory approvals and obligations, to ELA Medical.  In exchange, the Company would receive all 745,994 shares of the Company’s common stock owned by Sanofi-Synthélabo and the warrants owned by Sanofi-Synthélabo to purchase approximately 1.9 million shares of the Company’s common stock.  Closing of the transactions contemplated by the 1999 ELA Agreement was subject to the approval of the Company’s shareholders and consent by the holders (the “Note Holders”) of the Company’s 7 1/2% Senior Convertible Notes Due 2003 (the “Notes”).

          Upon closing of the transactions contemplated by the 1999 ELA Agreement, the Company would have been relieved of all further obligations to supply ICDs to ELA Medical outside of the United States.  The Company’s obligations to supply ICDs to ELA Medical in the United States are governed by the manufacturing and supply agreement entered into as part of the Withdrawal Agreement.  Also upon closing, the Company would be relieved of its obligation under the Investment Agreement to enter into a patent and related intellectual property cross license with Sanofi-Synthélabo.  In certain circumstances pursuant to which the transactions contemplated by the 1999 ELA Agreement would not close, including but not limited to a failure of either the shareholders to approve, or the Note Holders to consent to such transactions, the Company would be required to enter into a cross-license agreement with ELA Medical pursuant to which the each party would grant to the other, a non-exclusive, fully paid-up, royalty-free and perpetual worldwide license to the party’s patents and patent applications related to cardiac stimulation devices.

          On September 16, 1999, the Company entered into an agreement (the “1999 Medtronic Agreement”) with Medtronic, Inc. (“Medtronic”) to (i) settle any potential claims between the Company and Medtronic with respect to certain intellectual property rights relating to ICDs, (ii) sell certain unfiled patent disclosures of the Company to Medtronic relating to the Company’s cardiac stimulation devices, and (iii) grant to Medtronic a one-way, non-exclusive, fully paid-up, royalty-free and perpetual worldwide license to the Company’s patents and patent applications relating to cardiac stimulation devices.  As consideration therefore, Medtronic agreed to pay to the Company cash in the amount of $9.0 million (of which the Company would net approximately $8.5 million after payment of certain transaction-related expenses).  Closing of the transactions contemplated by the 1999 Medtronic Agreement was subject to the approval of the Company’s shareholders and consent by the Company’s Note Holders.

          The Company believed that there was an issue (i) whether consummation of the transactions contemplated by the 1999 ELA Agreement and the 1999 Medtronic Agreement, taken as a whole, may have constituted a sale of all or substantially all of the property or assets of the Company pursuant to Section 302A.661 of the Minnesota Business Corporation Act and (ii) whether the two transactions, taken as a whole, would constitute a change in control within the meaning of the Indenture (as defined below) covering the Notes.  Accordingly, the Company decided to hold a meeting of shareholders to approve these two transactions and to simultaneously request consent of the Note Holders to supplement the Indenture to prevent any obligation of the Company to repurchase or accelerate payment with respect to the outstanding Notes in connection with the closing of each of the 1999 ELA Agreement and the 1999 Medtronic Agreement.  Both transactions were approved by the Company’s shareholders in February 2000, but did not receive Note Holder consent and were not consummated.  As discussed below, in March 2000, however, Angeion entered into and closed similar transactions.

          On September 23, 1999, the Company announced that it had entered into an agreement with Medical Graphics Corporation, a publicly held Minnesota corporation (“Medical Graphics”), pursuant to which the Company would acquire Medical Graphics through the merger (the “Merger”) of Medical Graphics with a wholly-owned subsidiary of the Company for aggregate consideration of approximately $16.3 million in cash.  The Company announced that upon consummation of the Merger, it was the Company’s intention to focus its efforts primarily on the cardiopulmonary and respiratory markets served by Medical Graphics.  Consummation of the Merger was subject to approval of the shareholders of Medical Graphics.  The Medical Graphics acquisition was completed on December 21, 1999.

Note Holder Litigation

          Subsequent to the April 1999 Restructuring announcement, the Company communicated with Holders of its 7 1/2% Convertible Notes due 2003 in order to discuss its financial condition and address concerns of the Note Holders related to the Indenture (the “Indenture”) dated April 14, 1998, between the Company and U.S. Bank National Association, as Trustee for the Notes (the “Trustee”).

          In July 1999, approximately 25% of the Note Holders contacted the Trustee to ask that the Trustee determine whether or not the Company violated terms of the Indenture by allegedly selling all or substantially all of its assets by virtue of certain transactions, including a September 1998 agreement with Cordis-Webster, a division of Johnson-Johnson, (“1998 Cordis-Webster Agreement”), the April 1999 CPI Agreement, the Withdrawal Agreement, the January 1999 Restructuring and April 1999 Restructuring.  If true, the transactions would constitute a “designated event” under the Indenture and could result in the Company being obligated to repurchase the Notes at a purchase price equal to 101% of the principal amount.  The Company believed that it had complied with all of the terms of the Indenture and disagreed with the assertion of the Note Holders that a “designated event” had occurred.  Representatives of the Company met with the Trustee in August 1999 to respond to the Note Holders concerns.

          On September 24, 1999, the Trustee, on behalf of the Note Holders brought suit against the Company in Hennepin County District Court, the Fourth Judicial District, State of Minnesota.  The lawsuit sought declaratory judgment, breach of contract and related relief alleging that certain actions taken by Angeion in 1998 and 1999 constituted the sale of all or substantially all of Angeion’s assets, and thereby constituted a Designated Event under the terms of the Indenture governing the Notes, thereby requiring repayment of the Notes.

          On November 30, 1999, the Court denied the Trustee’s request for a temporary injunction.

          On February 7, 2000, the Court entered summary judgment for Angeion and  ruled that the transactions of which the Trustee complained did not constitute the sale of all or substantially all of the assets of Angeion, that no Designated Event had occurred, and that the Note holders were not entitled to prepayment of their notes.

          The Trustee appealed both Orders to the Minnesota Court of Appeals.  On August 15, 2000, the Minnesota Court of Appeals upheld the decision of the District Court denying injunctive relief, but ruled that the District Court determination that the transaction did not constitute a sale of all or substantially all of the assets of Angeion was premature with respect to two of the transactions and reversed and remanded the case for further discovery on that issue.  The Court of Appeals also stated that the sale or license of patent rights could constitute a sale of all or substantially all of the assets of a corporation.  The Court of Appeals also determined, however, that the January 1999 Restructuring, the April 1999 Restructuring and the Withdrawal Agreement did not convey, transfer, or lease assets and that therefore, as a matter of law these actions could not trigger an obligation to make a repurchase offer.

          On September 14, 2000, Angeion petitioned the Minnesota Supreme Court for review of the decision of the Court of Appeals.  In an order dated October 25, 2000, Angeion’s petition for further review was denied.  Accordingly, the case has been returned to the District Court for further discovery.

Angeion 2000 Developments

          In March 2000, Angeion announced that it had largely completed its assimilation of the Medical Graphics business and intended to focus its future efforts primarily on the markets served by and business operations of Medical Graphics and the acquisition and development of future businesses that contributed to shareholder value.  Additionally, Angeion announced that because Medical Graphics now comprised a majority of the total assets of Angeion and generated a majority of the Company’s revenues,  Angeion had decided to pursue the license or transfer of its ICD technology, intended to discontinue the ICD products and expected the last sales of ICD products to occur during the first half of 2000.

          On March 15, 2000, the Company, through Medical Graphics, acquired the operating assets of AeroSport, Inc., a privately held Ann Arbor, Michigan corporation, and obtained an exclusive worldwide license to AeroSport’s patented technology.  AeroSport was a leading global supplier of gas exchange metabolic analyzers for the health, fitness, and research and education markets.  The acquisition of the assets included the purchase of inventory, fixed assets and certain intellectual property for $468,000.  In addition, Medical Graphics entered into an exclusive worldwide license agreement for AeroSport’s patented technology for royalty payments of 5% of net sales of products covered by those patents up to a maximum of $850,000, with a $700,000 minimum over seven years required to retain those rights.

          On March 23, 2000, the Company executed and closed a Settlement, License and Asset Purchase Agreement with Medtronic under which the Company granted Medtronic a one-way, non-exclusive, fully paid-up, royalty free license for its cardiac stimulation technology (“2000 Medtronic agreement”).  The agreement was similar to the 1999 Medtronic Agreement that was never consummated.  As part of the agreement, the Company sold to Medtronic certain unfiled patent disclosures relating to cardiac stimulation devices.  Under the agreement, the Company and Medtronic also agreed to release each other from any patent infringement claims for products sold or used prior to the closing date.  In connection with the 2000 Medtronic Agreement, Medtronic made a one-time payment of $9,000,000 to the Company.

          On March 24, 2000, the Company executed and closed an Asset Purchase Agreement, together with a separate License agreement and ancillary documents, with ELA Medical and Sanofi-Synthélabo under which the Company granted to ELA Medical a one-way, non-exclusive, fully paid-up, royalty free license for its cardiac stimulation technology (“2000 ELA agreement”).  The 2000 ELA agreement was similar to the 1999 ELA agreement.  As part of the 2000 ELA Agreement, the Company sold to Sanofi-Synthélabo and ELA Medical certain of its assets and liabilities related to the manufacture and sale of cardiac stimulation devices.  In connection with the transaction, Sanofi-Synthélabo surrendered 745,994 shares of the Company’s common stock and warrants to purchase an additional 1,897,186 shares, including warrants to purchase 909,017 shares at $.10 per share.

          The 2000 agreements with Medtronic and with ELA Medical and Sanofi-Synthélabo added approximately $8,400,000 in cash to the Company, net of certain transaction costs, and decreased the number of outstanding shares of the Company by approximately 18 percent.

          On December 13, 2000 at its Annual Meeting of Shareholders, the Company discussed its future growth strategy.  The Company announced that it intended to focus a significant portion of its resources on the cardiac rehabilitation and disease prevention markets, which are a logical extension of its core diagnostic systems business.  Angeion stated that new product offerings would build on the Company’s core exercise stress testing technologies including expert system software products and the AeroSport metabolic analyzer products.

Angeion 2001 Developments

          On January 16, 2001, the Company announced that its Medical Graphics subsidiary was adding the Personal Digital CoachTM to its cardio-respiratory products.  The Personal Digital CoachTM is a proprietary device that provides verbal feedback to the user regarding exercise intensity.  The Company will market this new product to the cardiac rehabilitation, fitness club and weight loss industries through an exclusive OEM distribution agreement with New Life Technologies, a privately held Virginia corporation.

(b)      Financial Information about Industry Segments.

          The Company operates in a single industry segment: the research, development, manufacture and marketing of medical devices, including non-invasive cardio-respiratory diagnostic systems and related software.

(c)      Narrative Description of Business.

General

          Angeion, through its Medical Graphics Corporation subsidiary, designs non-invasive diagnostic systems and related software products that assist health care professionals in the prevention, early detection and cost–effective treatment of heart and lung disease under the “MedGraphics” trade name.  The primary MedGraphics products include pulmonary function and cardiopulmonary exercise (“CPX”) testing systems.

          Pulmonary Function Systems.  Health care professionals use assessment of pulmonary function to diagnose lung diseases, such as asthma and emphysema, and manage treatment of their patients.  Pulmonary function applications include screening asthma patients, pre-operative and post-operative assessment of heart and lung surgery patients, and evaluating lung damage from occupational exposures and documenting responses to therapy.

          MedGraphics pulmonary function systems operate with its proprietary BreezePFTM Windows 98/NT/2000 compatible software, which is designed to be simple and easy-to-use while at the same time, provide the flexibility to address the specific needs of hospitals, clinics and physician offices.  These pulmonary function systems fall into three major product categories: Spirometry, Complete Pulmonary Function and Body Plethysmography.

          All MedGraphics pulmonary function products use a patented “expert system,” Pulmonary ConsultTM, to assist physicians in the interpretation of test results.  MedGraphics pulmonary function products also use the preVentTMpneumotach, a patented disposable mouthpiece/flow measurement device that eliminates concern over the transmission of infectious diseases.  The preVentTM gives all MedGraphics products the capability to perform spirometry, a test that measures the flow rates, volumes (capacities) and mechanical properties of the lung.

Spirometry.  The CPF-S/D represents MedGraphics’ top-of-the-line spirometry system comprised of a flow measurement module that is operated through a personal computer (“PC”).  The CPF-S/D can serve as a platform that can be upgraded to either a complete pulmonary function or cardiopulmonary exercise system.  Additionally, Medical Graphics markets the SpiroCardTM, an OEM product that provides a Type II PCMIA interface to a handheld PC or laptop PC that, when combined with MedGraphics’ proprietary Breeze SCTM software, yields a compact and low-cost yet fully-featured spirometer.

Complete Pulmonary Function Systems.  The ProfilerTM Series comprises MedGraphics’ Complete Pulmonary Function systems.  The ProfilerTM is a desktop or cart-mounted module that performs non-invasive assessment of an individual’s volumes (capacities), pressures, gas deffusion and mechanical properties in the lung.

Capabilities available with the ProfilerTM Series systems include:

Profiler DLTM.  The Profiler DLTM performs spirometry and also measures how efficiently the lungs transport certain gases into and out of the bloodstream.  The Profiler DLTM measures this lung function by using a gas chromatograph that measures gas concentrations before the patient inhales a “test gas” mixture and after the patient breathes the gas out.  This is referred to as diffusion or “diffusing capacity” testing.

Profiler DXTM.  The Profiler DXTM has all the abilities of the Profiler DLTM, plus the additional ability to measure the total volume of air in the lungs.  This is done with a patented gas analyzer that measures the amount of nitrogen in a person’s breath.

          The ProfilerTM systems’ compact design and mobility option attract a wide variety of customers, including pulmonary laboratories in hospitals, clinics, physician offices, occupational medicine clinics, asthma centers and clinical research centers.

                    Body Plethysmograph Systems.  The EliteTM Series comprises MedGraphics’ body plethysmograph systems.  A body plethysmograph is an enclosed metal and clear acrylic chamber that offers the most sensitive method for measuring lung function.  The patient sits inside the chamber and undergoes diagnostic pulmonary function tests.

Elite DTM.  The Elite DTM performs spirometry, measures the total volume of air in the lungs and the resistance to airflow in the airways of a person’s lungs.

Elite DLTM.  The Elite DLTM performs the same tests as the Elite DTM, and includes the diffusion test the same way as the Profiler DLTM.

Elite DXTM.  The Elite DXTM performs all the tests as an Elite DLTM, and adds the lung volume test from the Profiler DXTM.

          The EliteTM Series systems applications include diagnosing lung diseases (especially asthma) and managing treatment, assessing the surgical risk of lung transplant and lung reduction candidates and evaluating the impact of diseases, such as neuromuscular disease, on breathing.  The system’s design optimizes patient comfort with a clear-view acrylic enclosure and allows testing of a broad population including pediatric patients and individuals in wheelchairs.

          Cardiopulmonary Exercise Testing Systems.  MedGraphics’ cardiopulmonary exercise (“CPX”) testing systems measure fitness or conditioning levels as well as help physicians diagnose heart and lung diseases.  This is accomplished by measuring the concentrations of oxygen and carbon dioxide in a person’s lungs and assessing how these concentrations change as a person exercises on a bike or treadmill.  The gas concentrations of a person at rest can also be measured to determine nutritional requirements of critically ill patients or individuals wishing to assess the number of calories burned per day, which is termed “metabolic rate.”  This measurement is known as “metabolic assessment” and is marked by Medical Graphics as the MAX option.  The CPX systems measure each breath using a patented breath-by-breath methodology.  These CPX systems use the same patented preVentTM pneumotach as the pulmonary function systems.  Medical Graphic’s cardiopulmonary exercise systems  also include a patented oxygen analyzer and a carbon dioxide analyzer.

          The CPX Series is sold in several different configurations:

CPX/DTM.  The basic exercise testing system is a CPX/DTM which measures an individual’s  fitness levels while exercising and their ability to perform work (functional capacity) or activities of daily living (ADL).

CCM/DTM.  The basic metabolic assessment system is a CCM/DTM which measures the nutritional requirements of a patient at rest.

CPX/MAX/DTM.  A CPX/MAX/DTM is a CPX/DTM with the metabolic assessment option added.

CardiO2®.  A CardiO2® is a CPX/DTM with an integrated 12-lead electrocardiogram stress option added.  The electrocardiogram, which measures heart functions, is generally referred to as an ECG.

CardiO2/MAX/DTM.  A CardiO2/MAX/DTM is a CPX/DTM with an integrated 12-lead ECG and the metabolic assessment option.

EXPRESSTM.  A CPX EXPRESSTM is a smaller version of the CPX/DTM designed for use in a laboratory or physician’s office.   Like the CPX/DTM, it can be used with a nutrition option and/or interfaced with a 12-lead ECG system.

          The CPX/DTM and CPX EXPRESSTM can also be used in conjunction with other manufacturer’s stand-alone ECG systems.

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

          On March 15, 2000, Medical Graphics acquired the operating assets of AeroSport, a leading global supplier of portable and wearable cardiopulmonary exercise testing products for health, fitness, research and education.  Medical Graphics received an exclusive worldwide license to AeroSport’s patented technology and following the acquisition, began selling the current AeroSport products, which consist of the TEEM 100TM tabletop model and VO 2000TM that is about twice the size of a typical portable CD or cassette player and can transmit data via telemetry.  In addition to all of the uses for CPX, applications for these portable and wearable products include assessment of work capacity in occupational medicine and physical therapy as well as field training of amateur and elite athletes during participation in their actual events.

          Cycle Ergometers and Treadmills.  MedGraphics offers several models of cycle ergometers providing healthcare professionals and patients a tool for more successful outcomes in clinical rehabilitation and athletic training.  A cycle ergometer is a specially designed stationary exercise bicycle that can operate at a broad spectrum of resistance levels while a treadmill is a motorized walking/running surface that can operate at different inclines to produce a range of work levels.  MedGraphics has cycle ergometers and treadmills that are used in diagnostic, rehabilitation, training and sports medicine applications.  The ergometers and treadmills are used and controlled by MedGraphics’ cardiopulmonary exercise testing systems.

          Medical Graphics holds several patents relating to data reporting, including two expert system software packages for evaluating the information obtained from cardiopulmonary exercise assessments.  All MedGraphics’ products, except for some of the AeroSport and certain OEM products, are sold with  a personal computer, full color monitor, printer and other peripherals.

          Sleep Diagnostics Systems (Discontinued).  In April 1997, Medical Graphics and Compumedics Sleep Pty Ltd, an Australian corporation, entered into a three year original equipment manufacturer distribution agreement under which Compumedics granted Medical Graphics rights to promote, market and distribute Compumedics diagnostic sleep systems in the United States under the MedGraphics label.  During the period from April 1997 through the second quarter of 2000, Medical Graphics acted as a distributor of sleep diagnostics systems.

          On June 13, 2000, Medical Graphics announced the discontinuance of distribution of its sleep disorder products.  Compumedics USA, Compumedic’s United States facility, assumed all responsibility for service and technical support for customers that purchased from Medical Graphics.  Many of Medical Graphic’s sleep products service and support personnel were hired by Compumedics USA and integrated into its support organization for other products that Compumedics sells in the United States.

          Sales of sleep diagnostic systems accounted for 4.8%, 6.9% and 19.5% of revenues in 2000, 1999 and 1998, respectively.

Competition

          The industry for companies selling cardiopulmonary diagnostic systems is competitive.  There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by Medical Graphics.  Medical Graphics’ competitors include large medical companies, some of which have greater financial and technical resources and broader product lines.  The principal competitors for Medical Graphics’ current products are SensorMedics Corporation and Erich Jaeger GmbH, both subsidiaries of Thermo Electron Corporation.  The Company believes that the principal competitive factors in its markets are product features, price, quality, customer service, performance, market reputation, breadth of product offerings and effectiveness of sales and marketing efforts.

          Competition based on price is expected to continue as an important factor in customer purchasing patterns as a result of cost containment pressures on, and consolidation in, the health care industry.  This competition has exerted, and is likely to continue to exert, downward pressure on the prices the Company is able to charge for its products.  There can be no assurance that it will be able to offset such downward price pressure through corresponding cost reductions.  Any failure to offset such pressure could have an adverse effect on our business, results of operations or financial condition.

          Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share.  The timing of market introduction of competitive products could adversely affect the competitiveness of Medical Graphics’ products.  Accordingly, the relative speed with which the Company can develop products, complete clinical testing and the regulatory approval process and supply commercial quantities of the product to the market are important competitive factors.  The Company expects that competition will also be based on many factors, including device size and weight, longevity, ease of programmability, ability to provide diagnostic capability, product reliability, physician familiarity with the device, patent protection, sales and marketing capability, third-party reimbursement policies, reputation and price.

Manufacturing

          Medical Graphics currently manufactures and assembles all major analyzer components of its pulmonary systems including a waveform analyzer, gas chromatograph, nitrogen analyzer and oxygen analyzer.  Sheet metal, electrical components and some measurement devices are purchased from outside vendors and are tested, assembled and packaged by Medical Graphics personnel into fully integrated systems.  Medical Graphics also acquires general purpose computers, monitors and printers from a variety of sources and integrates its proprietary transducer modules into these systems.  Medical Graphics acquires its cycle ergometers and treadmills from third parties.  Although some of Medical Graphics’ components are purchased from only one or a limited number of suppliers, Medical Graphics believes that if it is unable to obtain components from these suppliers, it would be able to obtain comparable components from other sources without significant additional expense or interruption of business.

          During 1997, Medical Graphics began to convert to a modified form of cellular manufacturing, a process that has continued into 2000.  Cellular manufacturing utilizes an employee team to plan and schedule production, manufacture the product and ensure the achievement of quality standards.  This process facilitates faster throughput of manufactured product and requires lower inventory support levels.  During 2000, the Company commenced implementation of a Supply Chain Management Program.  This process, coupled with an aggressive cost reduction engineering program, is expected to reduce overall costs and lower inventory support levels.  Medical Graphics is ISO 9001 certified for its development and manufacturing processes.  See “Regulation by Foreign Governments” for additional discussion of the Company’s ISO 9001 certification.

Marketing and Distribution

          Medical Graphics markets its products in the United States through a direct sales force that targets customers located in hospitals, university-based medical centers, clinics and physician offices of heart and lung specialists.  Each salesperson is responsible for a specific geographic area and sells Medical Graphics’ complete product line to all customers, from hospitals to physician offices within that area.  Medical Graphics salespersons are compensated with a base salary, expenses and a revenue-based commission.

          Medical Graphics markets its products outside the United States through sales organizations that operate primarily as distributors.  During 2000, Medical Graphics used approximately 60 international sales organizations to sell its products into 55 countries.  These organizations typically carry a limited inventory of MedGraphics products and sell these products in specific geographic areas, generally on an exclusive basis.  International sales accounted for 21.7%  and 11.1% of total sales in 2000 and 1999, respectively.  All of Medical Graphics’ international sales are made on a United States dollar-denominated basis to distributors.

          Sales into foreign countries involve certain risks not ordinarily associated with domestic business including fluctuations in exchange rates even when product sales are denominated in dollars, reliance on distributors and fluctuations in sales resulting from changes in local economies.

          Medical Graphics believes that demonstration of its products’ capabilities to potential customers is one of the most significant factors in achieving sales.  Consequently, the main thrust of domestic and international promotional efforts is product demonstrations at trade shows and customer facilities.  Other promotional efforts include educational seminars, print advertisements, direct mail campaigns and marketing through Medical Graphics web site (www.medgraphics.com).

Research and Development

          Medical Graphics’ research and development expenses for 2000 reflected continuing efforts to convert its products to the Windows 98/NT/2000 platform.  Two new Windows 98/NT/2000 pulmonary function software products were introduced during 1998.  Software for cardiopulmonary exercise testing systems  was converted to the Windows 98/NT/2000 platform during 2000.  In addition, Medical Graphics is continuing to add product improvements designed to enhance product reliability and improve margins well as to migrate to newer platforms such as Windows 2000 and Office 2000.  Medical Graphics is also developing new products targeted for new growth markets.  The Company believes ongoing research and development efforts have been and will remain important to its continuing success.  Research and development expenses associated with continuing operations were $1,705,000, $1,531,000 and $1,628,000 in 2000, 1999 and 1998, respectively.

Intellectual Property

          Patents and trademarks are critical in the medical device industry.  The Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs.  The Company also relies upon trade secrets and proprietary know-how.  Angeion owns a number of patents and patent applications.

          Medical Graphics relies on a combination of patent, trademark and trade secret laws to establish proprietary rights in its products.  Medical Graphics currently owns 18 United States domestic patents that cover the basic aspects of Medical Graphics’ core technologies, including gas pressure, flow measurement, breath-by-breath assessment of gas exchange and some expert systems.  In addition, Medical Graphics has a number of foreign patents with respect to technologies covered by its United States patents.  Medical Graphic’s material United States patents issued during the period from 1989 through 2000 are as follows:

Patent Name	Serial No.	Issue Date	Expiration Date
Pulmonary Diagnostic System	4,796,639	January 10, 1989	January 9, 2007
Flow Meter System	5,038,773	August 13, 1991	August 12, 2009
Drying Sample Line	5,042,500	August 27, 1991	August 26, 2009
Multifunction Disposable Patient Valve	5,119,825	June 9, 1992	June 8, 2010
Dynamic Transit Time Compensation	5,398,695	March 21, 1995	March 20, 2013
Dynamic Gas Density	5,502,660	March 26, 1996	March 25, 2014

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

          Although patent and intellectual property disputes in the medical device area have often been settled through licensing agreements or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all.  Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

          The Company seeks to protect its trade secrets and proprietary know-how, in part, through confidentiality agreements, noncompete agreements and assignment of invention provisions in agreements with employees, consultants and other parties, as well as through contractual exclusivity with certain suppliers.  There can be no assurance, however, that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company’s trade secrets will not otherwise become known to or independently developed by competitors.

          The Company conducts ongoing evaluations of potential infringement of any proprietary rights of third parties by the products the Company intends to market.  Regardless of the Company’s efforts to evaluate the potential infringement of any proprietary rights of third parties, however, there can be no assurance that such infringements do not exist or may not arise in the future.  There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry.   Litigation, which will result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to or licensed by the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others, and to determine the scope and validity of the proprietary rights of others.  Adverse determinations in litigation could subject the Company to significant liabilities to third parties or could require the Company to seek licenses from third parties.

Government Regulation

          Products manufactured by the Company are “devices” as defined in the Federal Food, Drug and Cosmetic Act (the “Act”) and are subject to regulatory authority of the Food and Drug Administration (“FDA”), which regulates the manufacture, distribution, related record keeping, labeling and advertising of such devices.  Following the enactment of the Medical Device Amendments to the Act in May 1976 (the “Amendments”), the FDA classified medical devices in commercial distribution into one of three classes, Class I, II or III.  This classification is based on the controls necessary to reasonably ensure the safety and efficacy of medical devices.

          Many Class I devices have been exempted from pre–market notification requirements by the FDA. These products can be adequately regulated by the same types of controls the FDA has used on devices since the passage of the Act in 1938.  These “general controls” include provisions related to labeling, producer registration, defect notification, records and reports and good manufacturing practices.  The good manufacturing practice regulation has been recently replaced by a more comprehensive Quality System Regulation (“QSR”).  As noted below, QSRs include implementation of quality assurance programs, written manufacturing specifications and processing procedures, written distribution procedures and record keeping requirements.

          Class II devices are products for which the general controls of Class I devices are deemed not sufficient to assure the safety and effectiveness of the device and thus require special controls.  Special controls for Class II devices include performance standards, post–market surveillance, patient registries and the use of FDA guidelines.  Standards may include both design and performance requirements.  Class III devices have the most restrictive controls and require pre–market approval by the FDA.  Generally, Class III devices are limited to life–sustaining, life–supporting or implantable devices.  All of Medical Graphics products are Class II devices.  Angeion’s ICD products were classified as Class III devices.

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

Class II Requirements

          Section 510(k) of the Act requires individuals or companies manufacturing medical devices intended for use with humans to file a notice with the FDA at least 90 days before introducing a product not exempted from notification requirements into the marketplace.  The notice (a “510(k) Notification”) must state the class in which the device is classified and the action taken to comply with performance standards or pre-market approval that may be needed if the device is a Class II or Class III device, respectively.  Under Section 510(k), a medical device can be marketed if the FDA determines that the device is substantially equivalent to similar devices marketed prior to May 28, 1976.  In the past, Medical Graphics has filed notifications with the FDA of its intent to market its systems pursuant to Section 510(k) of the Amendments, the FDA subsequently cleared these systems for commercial sale and Medical Graphics is now marketing the devices under Section 510(k).  The action of the FDA does not, however, constitute approval by the FDA of Medical Graphics’ products or pass upon their safety and effectiveness.

          In addition to the requirements described above, the Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices that they distribute commercially.  The Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs.   QSRs require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing and quality control.  In addition, these manufacturers are subject to inspection on a routine basis for compliance with the QSRs.  The FDA’s Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.  The FDA further requires that certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported.  Medical Graphics is registered as a manufacturer with the FDA and successfully passed an FDA audit in 1998 with no negative observations.

          The Company is subject to certain FDA regulations governing manufacturing practices, labels, packaging, defective products and complaints about its products.  The FDA has authority to inspect the Company’s facilities to ensure compliance with the FDA Act and regulations thereunder.  Failure to comply with these regulations could have a material adverse effect on the Company’s business, financial condition and results of operations.  Further, the FDA regulates the export of medical devices that have not been approved or cleared for marketing in the United States.

Regulation by Foreign Governments

          The Company’s products are also subject to regulation similar to that of the FDA in various foreign countries.  ISO 9001 certification indicates that a company’s development and manufacturing processes comply with standards for quality assurance and manufacturing process control.  ISO 9001 certification evidences compliance with the requirements that enable a company to affix the “CE Mark” to its products.  The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union (“EU”) countries.  Since June 1998, medical devices cannot be sold in EU countries unless they display the CE Mark.  Medical Graphics received ISO 9001 certification for its development and manufacturing processes in 1998 and passed its recertification audit in 1999.  Medical Graphics has achieved CE certification for its primary cardiopulmonary testing products.  There can be no assurance, however, that Medical Graphics will be able to obtain regulatory approvals or clearances for its products in foreign countries.

Employees

          As of February 12, 2001, the Company had 125 full-time employees, including 15 engaged in finance and administration, 23 in sales and marketing, 29 in materials and manufacturing, 15 in research and development and 2 in regulatory.  No employees are represented by labor organizations and there are no collective bargaining agreements.  The Company believes that its relations with its employees are good.

Cautionary Note Regarding Forward-looking Statements

          This Annual Report on Form 10-K contains certain forward-looking statements.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Annual Report on Form 10-K.  These forward-looking statements are made as of the date of this Annual Report on Form 10-K and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Certain Risk Factors

          Repayment of Senior Convertible Notes.  The Company has financed its operations through the issuance of securities, including the issuance of Senior Convertible Notes due 2003.  There are currently $20,198,000 in principal amounts outstanding.  The Company believes it will resolve repayment of the Notes in one or more of several ways, including raising additional funds to refinance the Notes or conversion of the Notes to equity.  There can be no assurance, however, that the Company will have the resources to repay the Notes when due or that it can resolve repayment in any other manner.  In the event the Company is unable to refinance the notes or resolve payment in any other manner, it would have a material adverse impact on the Company. The Company is currently in litigation with the Note holders. See Item 3, "Legal Proceedings."

          Importance of Intellectual Property Protection.  Patents and trademarks are critical in the medical device industry, and the Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs.  The Company owns a number of United States and foreign patents.  The Company also owns certain registered trademarks, and has applied for other trademarks in the U.S. and certain foreign countries.  There can be no assurance, that patents and trademarks will be granted in the future, or that any patents and trademarks that the Company now holds or may be granted, or under which it has held license rights, will be valid or otherwise be of value to the Company.  Even if the Company’s patents and trademarks are valid, others may be able to introduce non-infringing products that are competitive with those of the Company.  Competitors of the Company may also hold or be granted patents that are not licensed to the Company.

          Although patent and intellectual property disputes in the medical device area have often been settled through licensing agreements or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that necessary licenses would be available to the Company on satisfactory terms if at all.  Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

          The Company seeks to protect its trade secrets and proprietary know-how, in part, through confidentiality agreements, noncompete agreements and assignment of invention provisions in agreements with employees, consultants and other parties, as well as through contractual exclusivity with certain suppliers.  There can be no assurance, however, that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company’s trade secrets will not otherwise become known to or independently developed by competitors.

          Product Liability and Potential Insufficiency of Product Liability Insurance.  The testing, manufacturing, marketing and sale of medical devices involves risk of liability claims and product recalls.  ICD products that the Company sold in the past are highly complex and were used in medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death.  As a result, the Company currently carries product liability insurance covering its products with policy limits per occurrence and in the aggregate which the Company has deemed to be sufficient.  It cannot be predicted, however, whether such insurance is sufficient, or if not, whether the Company will be able to obtain such insurance as is sufficient, to cover the risks associated with the Company’s business or whether such insurance will be available at premiums that are commercially reasonable.  Although the Company has discontinued its ICD business, a successful claim against or settlement by the Company in excess of its insurance coverage or the Company’s inability to maintain insurance in the future could have a material adverse effect on the Company’s business, results of operations and financial condition.  See Note 17, Litigation and Contingencies in Consolidated Notes to Financial Statements in this Form 10-K.

          Dependence upon New Products.  In December 2000, the Company announced that it intended to focus a significant portion of its resources on the cardiac rehabilitation and disease prevention markets, which are a logical extension of its core diagnostic systems business.  The Company’s future success will be dependant, in part, upon its ability to successfully introduce new products and services.

          Need for Market Acceptance.  Market acceptance of the Company’s products will depend, in part, on the therapeutic capabilities and operating features of its products as compared to competing products, the Company’s ability to convince the medical community of the clinical efficacy of its products, the timeliness of its product introductions compared to competing products and its ability to manufacture quality products profitably in sufficient quantities.  Failure of the Company’s products to gain market acceptance would have a material adverse effect on the Company’s business, financial condition and results of operations.  Although the markets for the Company’s products are expected to grow, there can be no assurance that the Company will participate in such growth.

          Dependence on Senior Management and Other Key Personnel.  The Company’s success depends largely on its senior management and other key personnel.  Moreover, competition for qualified personnel with sufficient and relevant experience in the medical device industry is intense.  Accordingly, the loss of the services of such individuals, or the inability to hire additional key individuals as required, could have a material adverse effect on the Company, including its current and future product development efforts.

          Dependence on Third Party Vendors.  The Company relies on third party vendors for certain components used in the Company’s products.  A number of significant components, such as capacitors, batteries and integrated circuits, are purchased from sole source suppliers.  Medical Graphics acquires its cycle ergometers and treadmills from third parties.  Although the Company attempts to maintain sufficient quantities of inventory of such components to minimize production delays or interruptions, there can be no assurance that the Company will find suitable alternatives at reasonable prices, if at all, or that any such alternatives will remain available to the Company.  The Company’s inability to obtain acceptable components in a timely manner or find and maintain suitable replacement suppliers for components would have a material adverse effect on the Company, including its ability to manufacture its products.

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

          Effect of Certain Anti-Takeover Provisions.  The Company is governed by the provisions of Sections 302A.671 and 302A.673 of the Minnesota Business Corporation Act.  These anti-takeover provisions could potentially operate to deny shareholders the receipt of a premium on their common stock and may also have a depressive effect on the market price of the Company’s common stock.  Section 302A.671 generally provides that the shares of a corporation acquired in a “control share acquisition” have no voting rights unless voting rights are approved by the shareholders in a prescribed manner.  A “control share acquisition” is generally defined as an acquisition of beneficial ownership of shares that would, when added to all other shares beneficially owned by the acquiring person, entitle the acquiring person to have voting power of 20% or more in the election of directors.  Section 302A.673 prohibits a public corporation from engaging in a “business combination” with an “interested shareholder” for a period of four years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner.  A “business combination” includes mergers, asset sales and other transactions.  An “interested shareholder” is a person who is the beneficial owner of 10% or more of the corporation’s voting stock.  Reference is made to the detailed terms of Sections 302A.671 and 302A.673 of the Minnesota Business Corporation Act.

          Furthermore, Section 3.5 of Article III of the Company’s Restated Articles of Incorporation provides that the affirmative vote of the holders of two-thirds of the voting power of the shares entitled to vote is required for shareholder approval of a plan of merger, exchange of securities, or transfer of assets, as described in Section 302A.601 of the Minnesota Business Corporation Act.  In addition, the Company has adopted a Shareholder Rights Plan that may have an anti-takeover effect in that any person or group acquiring control of the Company without the consent of the Company’s Board of Directors could suffer substantial dilution through operation of the Shareholder Rights Plan.  The Company has also entered into agreements with certain executive officers that provide for certain benefits upon a change of control.

Item 2.  Properties

          The Company currently leases a 52,250 square foot building for its office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota.  The building is also the location of the Company’s Medical Graphics subsidiary.  The lease expires June 30, 2002, at which time the Company has an option to renew the lease for an additional four years.  The Company has the option to purchase the building at the end of each lease expiration period at the building’s fair market value.  Annual rental costs will be approximately $345,000 over the next two years.  Rent expense for both of the years ended December 31, 2000 and 1999 was $345,000.

          In connection with the Company’s discontinued ICD business, it also leased approximately 80,000 square feet of office and manufacturing space located in Plymouth/Brooklyn Park, Minnesota.  The lease provides for executory costs that are subject to escalation based on increases in the lessor’s underlying costs and expires on February 28, 2008.  In May 2000, the Company entered into an agreement that terminated its future rental obligations for approximately 64% of this space in exchange for a payment of $476,000 for the one-time costs associated with a new tenant occupying that portion of the building.  The Company is planning to sublet the remaining space in order to reduce or eliminate the future leasing costs.  The monthly base rent for the remaining space under terms of the lease agreement is approximately $17,450, plus the Company’s pro rata share of operating expenses and real estate taxes.

Item 3.  Legal Proceedings

          Note Holder Litigation

          On September 24, 1999, U.S. Bank National Association, as Trustee on behalf of holders of Angeion 7 1/2% Senior Convertible Notes due 2003 brought suit against the Company in Hennepin County District Court in the State of Minnesota.  The lawsuit sought injunctive relief, a declaratory judgment, and breach of contract and related relief, alleging that certain actions taken by Angeion in 1998 and 1999 constituted a sale of all or substantially all of Angeion’s assets, and thereby constituted a Designated Event under terms of the Indenture governing the Notes, thereby requiring repayment of the Notes.

          On November 30, 1999, the District Court denied the Trustee’s request for a temporary injunction in this matter.  On February 7, 2000, the District Court dismissed the suit against Angeion, ruling that these transactions did not constitute the sale of all or substantially all of the assets of Angeion, that no Designated Event had occurred, and that the Note holders were not entitled to prepayment of their Notes.  The Trustee appealed both Orders to the Minnesota Court of Appeals.

          On August 15, 2000, the Minnesota Court of Appeals upheld the decision of the District Court denying injunctive relief, but ruled that the District Court determination that the transaction did not constitute a sale of all or substantially all of the assets of Angeion was premature and reversed and remanded the case for further discovery on that issue.  The Court of Appeals also stated that the sale or license of patent rights could constitute a sale of all or substantially all of the assets of a corporation.  The Court of Appeals also determined, however, that the January 1999 Restructuring, the April 1999 Restructuring and the Withdrawal Agreement did not convey, transfer, or lease assets and that therefore,  as a matter of law these actions could not trigger an obligation to make a repurchase offer.

          On September 14, 2000, Angeion petitioned the Minnesota Supreme Court for review of the decision of the Court of Appeals.  In an order dated October 25, 2000, Angeion’s petition for further review was denied.  Accordingly, the case has been returned to the District Court for further discovery.

          Other Matters

          The Company is also subject to certain claims and lawsuits that have been filed in the ordinary course of business.  It is management’s opinion that the settlement of all litigation would not have a material effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

          On December 13, 2000, the Company held its 2000 Annual Meeting of Shareholders.  At the meeting, the shareholders of the Company took the actions listed below.  The meeting was convened on December 13, 2000, and election of directors was approved on that date.  The Company adjourned the meeting until January 15, 2001, at which time the remaining two items were approved.

Election of Directors

          The shareholders elected the following persons to serve as directors of the Company for a period of one year or until their successor were elected and qualified:

Name	Votes for	Votes Withheld
Arnold A. Angeloni	3,080,315	60,396
Dennis E. Evans	3,080,832	59,879
James B. Hickey, Jr	3,074,677	66,034
Richard E. Jahnke	3,079,835	60,876
John C. Penn	3,080,435	60,276
Mark W. Sheffert	3,056,670	84,041
Glen Taylor	3,079,905	60,806

Amendment to the Company’s 1994 Non-Employee Director Plan.

            The shareholders approved an amendment to the Company’s 1994 Non-Employee Director Plan, as amended (the “Director Plan”), to increase the number of shares covered by the Director Plan from 250,000 to 350,000;

For:	1,000,065
Against:	140,684
Abstain:	10,086
Broker Non-vote:	2,314,890

Amendment to the Company’s 1997 Employee Stock Purchase Plan

            The shareholders approved an amendment to the Company’s 1997 Employee Stock Purchase Plan, as amended (the “1997 Employee Plan”), to increase the number of shares covered by the 1997 Employee Plan from 50,000 to 150,000;

For:	1,037,451
Against:	102,590
Abstain:	10,794
Broker Non-vote:	2,314,890

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Security Holder Matters

            The Company’s common stock began trading on the Nasdaq SmallCap Market at the opening of business on February 14, 2001, under the symbol “ANGN.”  Before February 14, 2001, the Company’s common stock was traded on the Nasdaq National Market under the symbol “ANGN.”  The prices below are the last high and low last sales prices as reported by the Nasdaq National Market for each quarter of the last two years.  Prices for dates prior to May 17, 1999 are adjusted to reflect the Company’s 1-for-10 reverse stock split effective at the close of business on that date.

Angeion Common Stock Prices

Calendar Years 2000 and 1999	High	Low

2000
Fourth quarter	$0.75	$0.63
Third quarter	$1.50	$1.25
Second quarter	$1.66	$1.66
First quarter	$3.03	$2.88

1999
Fourth quarter	$2.19	$1.75
Third quarter	$2.75	$2.25
Second quarter	$2.56	$2.25
First quarter	$7.50	$7.19

            As of March 1, 2001, the Company’s common stock was held of record by approximately 680 persons.  In addition, a number of shares were held in street name by nominees for approximately 8,800 shareholders.

Dividends

            The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its operations and does not anticipate paying any cash dividends in the future.

Item 6.  Selected Financial Data

          The selected consolidated financial data as of and for the years ended December 31, 2000, 1999 and 1998, the five month period ended December 31, 1997 and the years ended July 31, 1997 and 1996 are derived from the audited financial statements of the Company.  The selected financial data as of and for the five month transition period ended December 31, 1996 are derived from unaudited financial statements of the Company.  In the opinion of management, the unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial data for the unaudited period described above.  This unaudited financial data is presented for comparative purposes as a result of the Company’s change in year end from July 31 to December 31 in 1997.  The tables below reflect discontinued operations accounting for the Company’s discontinued ICD products as well as revenue and earnings from Medical Graphics after December 21, 1999.  The information set forth below is not necessarily indicative of future operations results and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K.

(In thousands)	Years Ended December 31,			Five Month Periods Ended December 31,		Years Ended July 31,
Statements of operations	2000	1999	1998	1997	1996	1997	1996
Revenue from operations, including discontinued operations	$17,051	$5,783	$4,567	$865	$2,276	$4,505	$2,949
Net income (loss) from:
Continuing operations	(6,430)	(1,866)	(2,059)	(52)	556	866	440
Discontinued operations	10,833	3,432	(36,779)	(14,889)	(8,291)	(27,775)	(15,622)
	$4,403	$1,566	$(38,838)	$(14,941)	$(7,735)	$(26,909)	$(15,182)
Net income (loss) per share
Continuing operations	$(1.79)	$(0.47)	$(0.60)	$(0.02)	$0.19	$0.30	$0.19
Discontinued operations	3.01	0.86	(10.63)	(4.80)	(2.89)	(9.56)	(6.82)
	$1.22	$0.39	$(11.23)	$(4.82)	$(2.70)	$(9.26)	$(6.63)

(In thousands)	December 31,					July 31,
Balance sheet data	2000	1999	1998	1997	1996	1997	1996
Cash	$6,350	$5,263	$1,828	$14,052	$2,038	$6,372	$35,184
Working capital	11,483	8,933	3,495	18,509	37,018	18,490	44,935
Total assets	30,557	33,737	22,893	28,884	46,797	30,896	55,184
Long-term debt	20,198	20,198	22,150	—	—	—	1,500
Shareholders’ equity (deficit)	$6,664	$7,291	$(6,280)	$25,751	$42,117	$26,048	$49,464

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The year 2000 was a year of significant transition for the Company.  It included the winding down of the Company’s historic ICD business and beginning the implementation of a growth strategy for the Medical Graphics subsidiary that was acquired in December of 1999.  In addition, 2000 represented a difficult year for the core Medical Graphics’ business which was negatively affected by reductions in hospital capital budgets.

          By March of 2000, it became evident that the Company would not be able to compete effectively in the ICD market and that the assets of its Medical Graphics subsidiary represented both the majority of the Company’s total assets and the Company’s only operating revenue generating business.  As a result, the Company elected to exit the ICD business and focus its growth efforts on building off the Medical Graphics foundation.  Accordingly, the Company closed agreements for the licensing and transfer of certain ICD assets to Medtronic, Inc. and ELA Medical.  These transactions brought in approximately $9 million in cash before transaction costs and resulted in the retirement of approximately 18% (745,994 shares) of the Company’s common stock and warrants to purchase an additional 1,897,186 shares including warrants to purchase 909,017 shares at $0.10 per share.

          In addition, in March 2000, the Company began the implementation of its growth strategy by acquiring the assets of AeroSport, Inc.  AeroSport’s products had been primarily marketed in the sports fitness and elite athletes training markets.  The combination of AeroSport’s products and technologies with certain of the Company’s core products and technologies significantly reduce the cost and complexity of using gas exchange measurement for certain applications.  As a result, the Company is able to broaden its market from the relatively small and slow-growth hospital laboratory market to cardiac rehabilitation centers, health fitness clubs and weight loss centers.  These markets are larger and offer greater potential for growth.

          In December 2000, the Company announced that it was focusing a significant portion of its resources on the cardiac rehabilitation and disease prevention markets, which are a logical extension of its core business and leverage the AeroSport products and technologies.  The Company also entered into a letter of intent and term sheet with a privately-held Georgia corporation engaged in the business of developing and delivering risk assessment and lifestyle management materials and services to patients for improved cardio-vascular health.  The Company believes that the combination of these new products and services and the Company’s technology will allow the Company to offer a complete system for cardiac rehabilitation and disease prevention.  The agreement with gives the Company exclusive distribution rights to a cardiac rehabilitation product for testing until July 1, 2001 in exchange for payments of $750,000 over a six-month period.  These payments may be applied, at the Company’s discretion, toward either the purchase of the cardiac rehabilitation products or equity in the Georgia corporation.  The Company has the right to continue the distribution agreement for up to an additional six months for additional payments of $100,000 per month during the extension period.  The letter of intent and term sheet also defines the general terms under which the Company has the right, but not the obligation, to acquire the Georgia corporation during the distribution period.

          Finally, as a result of negotiations begun in 2000, the Company secured exclusive distribution rights for a proprietary biofeedback device that the Company believes will be useful for patients in cardiac rehabilitation and healthy or at risk consumers who wish to improve their cardio-vascular health or lose weight.  In January 2001, the Company successfully completed these negotiations for exclusive distribution rights in the United States hospital, cardiac rehabilitation clinics, cardiology clinics, fitness clubs, and weight loss center markets for 3 years.  The Company has the right to renew the agreement for an additional 3-year period if certain minimum performance goals are met.  Moreover, the Company also received non-exclusive international distribution rights in the above markets with certain rights of first refusal for exclusive international distribution rights.  The combination of these products and strategies positions the Company to pursue a $1 billion Unites States cardiac rehabilitation and disease prevention market.

          During 2000 the Company’s domestic core Medical Graphics business was negatively affected by a general reduction in hospital capital budgets.  The Company believes these budget reductions were largely the result of hospital’s needs to manage cash flow after making significant capital expenditures in 1999 to upgrade their general computer systems for year 2000 compliance.  The Company also believes those reductions are temporary and that capital budgets in 2001 will be closer to normal levels.  While the reduced budgets of its hospital customers resulted in a decline of domestic revenue during 2000, this was partially offset by a 50.9% increase in international sales.  The international growth was primarily a result of the Company’s efforts in 2000 and 1999 to rebuild international distribution, which had deteriorated since 1996 and 1997.

          As a result of the December 21, 1999 merger, Medical Graphics now comprises a majority of the total assets of the Company and generates all of its sales.  Given that decision and the Company’s current  focus, the following discussion is directed at the Company’s subsidiary, Medical Graphics Corporation.   Since the accompanying consolidated statements of operations present all activities of the ICD business under discontinued operations accounting rules and do not reflect operations of Medical Graphics prior to the merger date, the Company has prepared the following table to include Medical Graphics as if it had been acquired on January 1, 1998.  Moreover, 1999 and 1998 both include $600,000 of recurring Angeion general and administrative expenses.  The following table summarizes selected financial data, as adjusted to include Medical Graphics information, relating to ongoing operations of Angeion for the three years ended December 31, 2000, 1999 and 1998.

	Year Ended December 31,
(In thousands)	2000	1999	1998
Revenues	$17,051	$22,188	$20,449
Gross margin	5,838	9,942	7,838
Operating expenses:
Selling and marketing	4,821	5,265	5,805
General and administrative	2,875	2,835	2,583
Research and development	1,705	1,531	1,628
Amortization of intangibles	1,226	1,068	1,068
	10,627	10,699	11,084
Operating loss	(4,789)	(757)	(3,246)
Other income (expense):
Interest income	464	1,058	669
Interest expense	(2,105)	(2,892)	(2,582)
	(1,641)	(1,834)	(1,913)
Loss before taxes	(6,430)	(2,591)	(5,159)
Income (loss) from discontinued operations	10,833	3,432	(36,779)
Net income (loss)	$4,403	$841	$(41,938)

Results of Operations

Year Ended December 31, 2000 Compared to 1999 (pro forma, unaudited)

          Revenue.  Total revenue decreased 23.2% to $17,051,000 in 2000 from $22,188,000 in 1999.  Domestic revenue decreased 38.8% to $10,908,000 in 2000 from $17,827,000 in 1999.  The domestic decrease is due to lower software upgrade sales associated with year 2000 compliance as well as decreases in customers’ total capital budgets following months of heavy year 2000 compliance spending.  The Company’s decision to discontinue selling its sleep disorder diagnostic products in the second quarter of 2000 also contributed to the domestic revenue decrease compared to 1999.  Internationally, revenue increased 50.9% to $3,708,000 compared to $2,458,000 in 1999 to reflect the success of additional Company focus on returning international revenue to its historical levels.  Service revenue increased 28.0% to $2,435,000 in 2000 from $1,903,000 in 1999.  Service revenue increases reflect a strengthened service department which allows the Company to service more customers directly and rely less on use of third party service organizations.

          Gross Margin.  The gross margin percentage decreased to 34.2% in 2000 from 44.8% in 1999.  Margin decreases reflect  product mix changes due to lower sales of higher margin software upgrade products associated with year 2000 compliance as well as allocation of manufacturing overhead expenses over a smaller base of product sales.  Moreover, the gross margin percentage decrease also reflects a second quarter $332,000 reduction in the value of inventory related to the Company’s decision to discontinue distribution of sleep disorder diagnostic products.

          Selling and Marketing.  Selling and marketing expenses decreased 8.4% to $4,821,000 in 2000 from $5,265,000 in 1999.  As a percent of revenue, selling and marketing expenses increased to 28.3% in 2000 from 23.7% in 1999.  The $444,000 decrease includes significantly lower commissions along with  decreased travel and selling expenses associated with lower domestic revenue.  These decreases are partially offset by additional costs in support of the Company’s focus on international revenue.

          General and Administrative.  General and administrative expenses increased 1.4% to $2,875,000 in 2000 from $2,835,000 in 1999.  As a percent of revenue, general and administrative expenses increased to 16.9% in 2000 from 12.8% in 1999.  Increases in legal expenses associated with on-going litigation, as well as temporary additional expenses related to the integration of Medical Graphics, were partially offset by lower personnel costs, directors’ fees and shareholder communication expenses.

          Research and Development.  Research and development expenses increased 11.4% to $1,705,000 in 2000 from $1,531,000 in 1999 and as a percentage of revenue increased to 10.0% in 2000 from 6.9% in 1999.  The increase reflects additional expenses associated with the March 16, 2000 acquisition of AeroSport, Inc. products.  Moreover, the Company continues to use in-house software engineers rather than independent software contractors as part of its transition of its product software to a Windows 98/NT/2000 platform.

          Other Income (Expense).  Interest income resulted from the short term investment of excess operating cash.  The decrease reflects lower excess cash balances available for short term investment.

          Interest expense for 2000 is related to the Senior Convertible Notes and the minimum interest charges of $45,000 incurred during the first quarter for Medical Graphic’s bank line of credit that expired by its terms on March 31, 2000.  Interest for 1999 includes both Medical Graphics interest of $546,000 and the Company’s interest of $2,346,000.  The decrease in interest expense reflects the payoff of the Medical Graphics line of credit as well as the May 1999 payoff of $6,000,000 of term loans received by the Company in January 1999.

          Discontinued Operations.  Income from discontinued operations of $10,833,000 for the year ended December 31, 2000 includes the first quarter one-time gains aggregating $11,876,000, net of taxes, related to the non-exclusive licensing of patent rights and sale of certain assets to Medtronic, Inc. and ELA Medical and Sanofi-Synthélabo.  These gains are partially offset by $806,000 of rental expenses associated with the building previously used for the ICD products.  Other expenses related to discontinued operations aggregated $237,000 for the year ended December 31, 2000.

          Income from discontinued operations for the year ended December 31, 1999 includes a one-time gain of $31,107,000 related to the settlement of a lawsuit and granting of licensing rights.  This gain was offset by losses sustained from Angeion’s discontinued ICD business aggregating $27,675,000.

Year Ended December 31, 1999 Compared to 1998, (both pro forma, unaudited)

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

          Gross Margin.  The gross margin percentage increased to 44.8% in 1999 from 38.3% in 1998.  Margin increases reflect Medical Graphic’s continuing efforts to decrease its costs of manufacturing through increased efficiencies and value engineering.  In addition, product mix changes from reduced sales of lower margin sleep diagnostic systems and increased sales of higher margin cardiopulmonary systems and software upgrade products have favorably influenced gross margin percentages.

          Selling and marketing.  Selling and marketing expenses decreased 9.3% to $5,265,000 in 1999 from $5,805,000 in 1998.  Reduced headcount has led to lower personnel costs and reductions in travel expenses.  Those savings combined with lower expenses associated with trade shows have resulted in reductions aggregating $618,000, which is offset by a $61,000 increase in costs associated with demonstrating equipment to customers.  These overall decreases are the result of cost containment measures implemented during the last half of 1998.

          General and Administrative.  General and administrative expenses increased 9.8% to $2,835,000 in 1999 from $2,583,000 in 1998.  As a percent of revenue, general and administrative expenses increased to 12.8% in 1999 from 12.6% in 1998.  This overall increase of $252,000 included increased professional fees and provision for doubtful accounts offset by a $162,000 decrease in consulting expenses.

          Research and Development.  Research and development expenses decreased 6.0% to $1,531,000 in 1999 from $1,628,000 in 1998 and as a percentage of revenue decreased to 6.9% in 1999 from 8.0% in 1998.  Medical Graphics continues to use in-house software engineers rather than independent software contractors as part of its transition of its product software to a Windows 98/NT/2000 platform.  Additionally, the 1998 costs associated with re-engineering our pulmonary function testing hardware were not being incurred in 1999.

          Other Income (Expense).  Interest income resulted from the short term investment of excess operating cash that was generated through settlement of the CPI litigation.

          Interest expense for 1999 includes the Company’s interest of $2,346,000 and Medical Graphics interest of $546,000.  Interest expense for 1998 includes the Company’s interest of $2,128,000 and  Medical Graphics interest of $454,000.  The Company’s interest costs increased in 1999 principally due to $6,000,000 in term loans that were outstanding from January until May, 1999, when they were repaid.  Medical Graphic’s interest increased due to higher average loan balances on the bank line of credit along with increased interest rates.

          Discontinued Operations.  Income from discontinued operations for the year ended December 31, 1999 includes a one-time gain of $31,107,000 related to the settlement of a lawsuit and granting of licensing rights.  This gain was offset by losses sustained from Angeion’s discontinued ICD business aggregating $27,675,000.  The 1998 loss from discontinued operations of $36,779,000 reflects the Company’s results associated with operating its ICD business.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several fiscal years through the sale of common stock, other equity securities and debt.

          During the year ended December 31, 2000, the Company used $3,700,000 in cash for continuing operations.  Cash was provided by depreciation and amortization of $1,898,000, and decreases of  $1,090,000, $483,000 and $159,000 in inventory, prepaid expenses and other current assets and accounts receivable.  These sources of cash were offset by decreases of $643,000 and $150,000 in accounts payable and employee compensation, respectively.  In addition, the Company used $3,074,000 in cash for discontinued operations, including $962,000 for building rental, $644,000 in transaction costs and $400,000 for final payroll expenses.

          During the year ended December 31, 2000, the Company generated $7,828,000 in cash from investing activities, primarily through $9,309,000 in cash generated from discontinued operations, including a one-time payment of $9,000,000 for the non-exclusive licensing of patent rights to Medtronic, Inc. plus $309,000 from the sale of assets related to discontinued operations.  Cash was used to purchase the assets of AeroSport, Inc. for $468,000, to purchase $289,000 of property and equipment and to increase the Company’s investment in proprietary software by $724,000.

          At December 31, 2000 the Company had no material commitments for capital expenditures.  The Company believes that its cash flows from operations together with its existing cash will be adequate to satisfy its liquidity and capital resource needs through 2001.

Item 7a.  Qualitative and Quantitative Disclosure About Market Risks.

Foreign Currency Exchange Risk

          All sales made by the Company’s Medical Graphics subsidiary are denominated in U.S. dollars.  The Company does not currently and does not intend in the future to utilize derivative financial instruments for trading purposes.

          The Company’s foreign subsidiaries are not operating currently and are being liquidated.  Balances remaining with these subsidiaries are currently minimal and the corresponding exposure to foreign exchange rate fluctuations is likewise minimal.

New Accounting Pronouncements

          Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, (as amended by SFAS No. 137 with respect to the effective date and SFAS No. 138 with respect to certain hedging activities) requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value on a mark-to-market basis.  The adoption of SFAS No. 133 in January 2001 did not have a material effect on the Company’s financial statements.

          In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 which provides the staff’s views in applying accounting principles generally accepted in the United States of America to selected revenue recognition issues.  As amended, SAB No. 101 became effective for the Company for the fourth quarter of 2000.  SAB No. 101 has not and the Company believes it will not have a material effect on its financial statements.

Item 8.  Financial Statements and Supplementary Data.

The Board of Directors and Shareholders
Angeion Corporation:

          We have audited the accompanying consolidated balance sheets of Angeion Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, and shareholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2000.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angeion Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Minneapolis, Minnesota
February 16, 2001

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2000 and 1999
(in thousands except share and per share data)

	2000	1999
Assets
Current assets:
Cash and cash equivalents	$6,350	$5,263
Accounts receivable, net of allowance for doubtful accounts of $153 and $100	4,631	4,790
Inventories	3,979	4,953
Prepaid expenses and other current assets	218	175
Total current assets	15,178	15,181
Net non-current assets of discontinued operations	236	2,354
Property and equipment, net	1,895	2,225
Intangible assets, net	12,000	12,166
Other assets, net	724	1,250
Goodwill, net	524	561
	$30,557	$33,737

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$812	$1,455
Employee compensation	549	699
Deferred income	984	853
Warranty reserve	239	304
Net current liabilities of discontinued operations	457	2,101
Other liabilities and accrued expenses	474	836
Total current liabilities	3,515	6,248
Long-term debt	20,198	20,198
Shareholders' equity:
Common stock, $.01 par value. Authorized 10,000,000 shares in 2000 and 7,500,000 shares in 1999; issued and outstanding 3,481,584 shares in 2000 and 4,105,718 shares in 1999	35	41
Additional paid-in capital	123,905	128,749
Cumulative translation adjustment	(9)	(9)
Accumulated deficit	(117,087)	(121,490)
Total shareholders' equity	6,844	7,291
Commitments and contingencies (Notes 10, 16 and 17)
	$30,557	$33,737
See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands except per share amounts)

	Year Ended December 31,
	2000	1999	1998
Revenues:
Equipment and supply sales	$14,616	$556	$-
Service revenue	2,435	52	-
	17,051	608	-
Cost of goods sold:
Cost of equipment and supply sales	10,690	318	-
Cost of service revenue	523	13	-
	11,213	331	-
Gross margin	5,838	277	-
Operating expenses:
Selling and marketing	4,821	140	-
General and administrative	2,875	660	600
Research and development	1,705	40	-
Amortization of intangibles	1,226	-	-
	10,627	840	600
Operating loss	(4,789)	(563)	(600)
Other income (expense):
Interest income	464	1,058	669
Interest expense	(2,105)	(2,361)	(2,128)
	(1,641)	(1,303)	(1,459)
Loss before taxes	(6,430)	(1,866)	(2,059)
Provision for taxes	-	-	-
Net loss from continuing operations	(6,430)	(1,866)	(2,059)
Income (loss) from discontinued operations	10,833	3,432	(36,779)
Net income (loss)	$4,403	$1,566	$(38,838)
Net income (loss) per share - basic and diluted
Continuing operations	$(1.79)	$(0.47)	$(0.60)
Discontinued operations	3.01	0.86	(10.63)
Net income (loss)	1.22	0.39	(11.23)
Weighted average common shares outstanding
Basic and diluted	3,600	3,996	3,460
See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2000	1999	1998
Cash Flows From Operating Activities:
Net income (loss)	$4,403	$1,566	$(38,838)
(Income) loss from discontinued operations	(10,833)	(3,432)	36,779
Depreciation	672	-	-
Amortization	1,226	-	-
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities net of operating assets and liabilities acquired:
Compensation expense on grant of stock and stock options	189	190	809
Changes in operating assets and liabilities:
Accounts receivable	159	-	-
Inventory	1,090	-	-
Prepaid expenses and other current assets	483	(54)	2
Accounts payable	(643)	-	-
Employee compensation	(150)	-	-
Deferred income	131	-	-
Warranty reserve	(65)	-	-
Accrued expenses	(362)	141	346
Net cash used in continuing operations	(3,700)	(1,589)	(902)
Net cash provided by (used in) discontinued operations	(3,074)	11,797	(28,366)
Net cash provided by (used in) operating activities	(6,774)	10,208	(29,268)
Cash Flows From Investing Activities:
Purchase of property and equipment	(289)	-	-
Investment in proprietary software	(724)	-	-
Acquisition of AeroSport assets	(468)	-	-
Acquisition of Medical Graphics, less cash received	-	(16,623)	-
Net cash provided by (used in) continuing operations	(1,481)	(16,623)	-
Net cash used in discontinued operations	9,309	547	(8,085)
Net cash provided by (used in) investing activities	7,828	(16,076)	(8,085)

Cash Flows From Financing Activities:
Net proceeds from issuance of debt and warrants	-	5,790	25,025
Proceeds from issuance of common stock and warrants	33	9,998	4,951
Proceeds from exercise of stock options and warrants	-	-	481
Payments under capital lease obligations	-	-	(297)
Repayments of debt	-	(6,501)	(5,000)
Net cash provided by financing activities	33	9,287	25,160
Effect of exchange rate on cash	-	16	(31)
Net increase (decrease) in cash and cash equivalents	1,087	3,435	(12,224)
Cash and cash equivalents at beginning of year	5,263	1,828	14,052
Cash and cash equivalents at end of year	$6,350	$5,263	$1,828
Cash paid for interest expense	$1,578	$1,750	$945
See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity (Deficit)
(in thousands)

	Common stock		Additional paid-in capital	Unamortized value of restricted stock	Cumulative translation adjustment	Accumulated deficit	Total

	Number of shares	Par value

Balances at December 31, 1997	3,300	330	109,682	(51)	6	(84,218)	25,749
Restricted stock grant	21	2	509	(112)			399
Stock options exercised	10	1	149				150
Director stock issued	1	-	158				158
Compensation expense on grant of stock and stock options			208				208
Amortization of restricted stock				45			45
Rose Glen	2	-	311				311
Warrants on convertible debenture			286				286
Synthelabo investment	521	52	4,899				4,951
Short swing profit			13				13
Employee stock purchase plan	25	3	316				319
Cumulative translation adjustment					(31)		(31)
Net loss						(38,838)	(38,838)
Balances at December 31, 1998	3,880	388	116,531	(118)	(25)	(123,056)	(6,280)
Notes payable converted
into common stock	128	12	1,939				1,951
Cancellation of restricted stock grants	(6)	-	(40)	40			-
Stock options exercised							-
Director stock issued	96	1	189				190
Director cash compensation			(60)				(60)
Compensation expense on grant of stock and stock options			116				116
Amortization of restricted stock				78			78
Amortization of debt issuance costs			(283)				(283)
Synthelabo investment			9,983				9,983
One-for-ten reverse stock split		(360)	360				-
Employee stock purchase plan	7	-	14				14
Cumulative translation adjustment					16		16
Net income						1,566	1,566
Balances at December 31, 1999	4,105	$41	$128,749	$-	$(9)	$(121,490)	$7,291
Director stock issued	69	1	143				144
Compensation expense on grant of stock	20	-	45				45
License patent rights to Synthelabo	(746)	(7)	(5,065)				(5,072)
Employee stock purchase plan	33	-	33				33
Net income						4,403	4,403
Balances at December 31, 2000	3,481	$35	$123,905	$-	$(9)	$(117,087)	$6,844
See accompanying notes to financial statements

Consolidated Notes to Financial Statements

(1)      Description of Business

          On December 21, 1999, Angeion Corporation (the “Company”) acquired Medical Graphics Corporation, which develops, manufactures and markets noninvasive cardio-respiratory diagnostic systems and related software used in the management and improvement of cardio-respiratory health.  Historically, Angeion Corporation had developed, manufactured and distributed products for the treatment of cardiac arrhythmia patients.  During March 2000, the Company’s board of directors decided to discontinue this historical business.

(2)      Summary of Significant Accounting Policies

          Principles of Consolidation and Investment in Joint Venture

          The consolidated financial statements include the accounts of Angeion Corporation and all of its wholly owned subsidiaries and, for periods prior to May 1999, its 50 percent-owned Joint Venture, ELA*Angeion, LLC ("ELA*Angeion").  The Company’s wholly owned subsidiaries include Angeion Europe Ltd. ("Angeion Europe"), Angeion GmbH, Medical Graphics Corporation and Medical Graphics Corporation, GmbH.  All inter-company transactions and balances are eliminated in consolidation.  See Note 15, “Discontinued Operations.”

          Cash and Cash Equivalents

          Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase.  At December 31, 2000, cash equivalents consisted of checking accounts and money market funds.

          Inventories

          Inventories are stated at the lower of cost or market.  Cost is determined on a first in, first out basis.

          Property and Equipment

          Property and equipment is carried at cost or liquidation value.  Equipment, computers and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets that range from three to eight years.  Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term, or the estimated useful life of the asset.  Expenditures for repairs and maintenance are charged to expense as incurred.  See Note 15, “Discontinued Operations, Asset Impairment.”

          Goodwill and Other Intangibles

          The cost of business acquisitions accounted for using the purchase method of accounting is allocated first to identifiable assets and liabilities based on estimated fair values.  The excess of cost over identifiable assets and liabilities is recorded as goodwill.

          Goodwill is amortized on a straight-line basis over the expected period to be benefited, 15 years.  Intangible assets, consisting of trade name, patents, assembled workforce and proprietary technology, are amortized on a straight-line basis over 7 to 20 years.

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

          Revenue Recognition

          Revenues from sales of products are recognized at the date of shipment. The Company provides installation services related to its products that are perfunctory in nature.  An accrual for the cost of installation is recorded at the time of sale. Amounts billed to customers under service contracts are deferred and recognized as income over the term of the agreement and related costs are recognized as incurred.

          Net Income (Loss) Per Share

          Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period.  Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, warrants or convertible debt, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  If the Senior Convertible Notes are dilutive, the associated interest expense and amortization of debt issuance costs, net of taxes, are removed from operations and the shares issued are assumed to be outstanding for the dilutive period. All common equivalent shares were excluded from the calculation because they were anti-dilutive for all periods presented.

          Concentration of Credit Risk

          Financial instruments that subject the Company to concentration of credit risk consist principally of cash investments and trade accounts receivable.  Cash in excess of current operating needs is invested in accordance with the Company’s investment policy that emphasizes principal preservation.  At December 31, 2000, investments consisted of checking and money market account balances.

          Stock-Based Compensation

          The Company applies the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for the issuance of stock incentives to employees and directors.  Accordingly, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the financial statements.  In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company has presented pro forma information reflecting compensation cost for such issuances.

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

          Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

          New Accounting Pronouncements

          Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, (as amended by SFAS No. 137 with respect to the effective date and SFAS No. 138 with respect to certain hedging activities) requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value on a mark-to-market basis.  The adoption of SFAS No. 133 in January 2001 did not have a material effect on the Company’s financial statements.

          In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, which provides the staff’s views in applying accounting principles generally accepted in the United States of America to selected revenue recognition issues.  As amended, SAB No. 101 became effective for the Company for the fourth quarter of 2000.  SAB No. 101 has not and the Company believes it will not have a material effect on its financial statements.

(3)      Acquisitions

          On December 21, 1999, the Company completed its acquisition of Medical Graphics Corporation, a leader in the development, manufacture and marketing of noninvasive cardio-respiratory diagnostic systems and related software used in the management and improvement of cardio-respiratory health.  The acquisition, recorded under the purchase method of accounting, included the purchase of all the outstanding shares of common stock of Medical Graphics Corporation at $2.15 per share which, plus acquisition costs, resulted in a total purchase price of $16.6 million, net of $190,000 in cash acquired.  A portion of the purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition.  The balance of the purchase price was assigned to goodwill.  The estimated fair value of assets acquired and liabilities assumed is summarized below:

(in thousands)	Amount
Current assets	$10,030
Liabilities assumed	(7,862)
Property and equipment	1,896
Other intangibles	12,166
Goodwill	561
16,791
Less cash acquired	190
$16,601

          The operating results of Medical Graphics Corporation were included in the consolidated statement of operations from the effective date of acquisition, which was December 21, 1999.  The following pro forma results of operations for the years ended December 31, 1999 and 1998 assume the acquisition occurred as of January 1, 1998:

	Year Ended December 31,
(in thousands)	1999	1998
Revenues	$22,188	$20,449
Net loss from continuing operations	(2,591)	(5,159)
Net loss per common share	(0.65)	(1.49)

          On March 28, 2000, the Company’s Medical Graphics subsidiary acquired the operating assets of AeroSport, Inc. and obtained an exclusive worldwide license to AeroSport’s patented technology.  AeroSport was a global supplier of gas exchange metabolic analyzers for the health, fitness, and research and education markets.  The acquisition of assets included the purchase of inventory, fixed assets and certain intellectual property for $468,000.  In addition, Medical Graphics entered into an exclusive worldwide license agreement for AeroSport’s patented technology for royalty payments of 5% of net sales of products covered by those patents up to a maximum of $850,000, with a $700,000 minimum over seven years required to retain those rights.  The estimated fair value of assets acquired is summarized below:

(in thousands)	Amount
Current assets	$116
Property and equipment	53
Other intangibles	299
$468

(4)      Inventories

          Inventories consisted of the following at December 31:

(in thousands)	2000	1999
Raw materials	$2,009	$2,974
Work-in process	169	109
Finished goods	1,801	1,870
	$3,979	$4,953

(5)      Property and Equipment

          Property and equipment consisted of the following at December 31:

(in thousands)	2000	1999
Furniture and fixtures	$1,445	$1,432
Equipment	4,251	3,936
Leasehold improvements	879	866
	6,575	6,234
Less: accumulated depreciation	(4,680)	(4,009)
	$1,895	$2,225

(6)      Intangible Assets

          Intangible assets consisted of the following at December 31:

(in thousands)	2000	1999
Intangible assets:
Trade name	$5,755	$5,755
Proprietary technology	3,066	2,043
Assembled workforce	2,026	2,026
Patents	2,342	2,342
Amortization:
Trade name	(275)	--
Proprietary technology	(497)	--
Assembled workforce	(259)	--
Patents	(158)	--
	$12,000	$12,166

(7)      Other Assets

          Others assets primarily consist of the unamortized cost of debt issuance expenses associated with the 7 ½ % Senior Convertible Notes due April 2003.

(8)      Long-Term Debt

          On April 14, 1998, the Company completed a private placement of $22,150,000 principal amount of 7 ½ % Senior Convertible Notes due April 2003 (the “Notes”), which resulted in net proceeds to the Company of approximately $20 million.  The Notes were issued pursuant to an indenture (the “Indenture”) between the Company and U.S. Bank National Association (the “Trustee”).  Interest on the Notes is payable semi-annually on April 15 and October 15 of each year.  The Notes are convertible into common stock prior to maturity, unless previously redeemed.  The Notes have a conversion price of $15.258.

          On or after April 14, 2001, the Notes are redeemable at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days prior written notice at a redemption price equal to 100 percent of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, up to the redemption date.  Upon the occurrence of a “change in control” or the delisting of the common stock so that it no longer trades on an established automated over-the-counter trading market, each holder of the Notes has the right to require the Company to repurchase all or any part of such holder’s Notes at a repurchase price equal to 101 percent of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any.  Upon the occurrence of an “Event of Default” under the Indenture, the Trustee or the holders of at least 25 percent in principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately.  As of December 31, 2000, $20,198,000 of the Notes remained outstanding.  See Note 17, “Litigation and Contingencies.”

(9)      Shareholders’ Equity

          Stock Options

          The Company’s shareholders have approved a series of Stock Incentive Plans (the “Plans”).  The Plans provide that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than 100% of the fair market value of the stock at date of grant.  All options expire no later than ten years from date of grant.

	Shares	Weighted Average Price
Outstanding at December 31, 1997	297,620	30.15
Granted	91,159	21.32
Exercised	(9,450)	15.91
Expired or canceled	(33,258)	34.75
Outstanding at December 31, 1998	346,071	27.77
Granted	7,500	10.47
Exercised	--	--
Expired or canceled	(184,410)	30.31

Outstanding at December 31, 1999	169,161	24.24
Granted	270,000	3.03
Exercised	--	--
Expired or canceled	(169,161)	24.24
Outstanding at December 31, 2000	270,000	3.03

          The following table summarizes information concerning options outstanding and exercisable at December 31, 2000:

Exercise price	Options Outstanding			Options Exercisable
	Number	Weighted average remaining years	Weighted average exercise price	Number	Weighted average exercise price
$2.88	180,000	8.98	$2.88	75,000	$2.88
$3.33	90,000	9.06	3.33	18,000	3.33
	270,000	9.00	$3.03	93,000	$2.96

          During 1998, the Company granted options outside the Plans to purchase 81,842 shares of common stock at a weighted average price of $22.03 per share.  None of these options were exercised and all of them expired during 2000.  During the years ended December 31, 2000 and 1999, the Company did not grant any stock options outside the Plans.

          Under the Non-Employee Director Plan, options for 18,000, 31,250, and 150, shares were granted at a weighted average price of $2.08, $1.97, and $21.40, during the years ended December 31, 2000, 1999 and 1998, respectively.  No options have been exercised during these respective periods.  At December 31, 2000, 55,327 shares at a weighted average price of $6.21 were outstanding and exercisable under this plan.

          Pro Forma Option Information

          The Company applies APB No. 25, Accounting for Stock Issued to Employees, in accounting for the compensation costs of employee stock options.  Had the Company determined compensation costs based on the fair value at the date of grant for its options, the Company’s net income (loss) would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)	Year Ended December 31,
	2000	1999	1998
Net income (loss):
As reported	$4,403	$1,566	$(38,838)
Pro forma	4,114	323	(40,983)
Net income (loss) per share
As reported	$1.22	$0.39	$(11.23)
Pro forma	1.14	0.08	(11.85)

          The estimated per share weighted-average fair value of all stock options granted during the years ended December 31, 2000, 1999 and 1998, was $1.71, $1.00, and $14.34, respectively, as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the respective periods:

	Year Ended December 31,
	2000	1999	1998
Risk-free interest rate	5.00%	6.20%	5.00%
Expected volatility factor	0.78	1.21	1.72
Expected option term	7 years	3 years	5 years

          Warrants

          In connection with the private placement of $22,150,000 principal of 7 1/2 % Senior Convertible Notes due 2003 (the “Notes”), the Company issued 18,147 warrants each to HSBC Securities, Inc. (“HSBC”) and Prudential Securities, Inc. (“Prudential”), respectively.  These warrants currently allow both HSBC and Prudential to purchase 18,147 shares of common stock at a price of $15.258 per share.  These warrants expire on April 15, 2003.  The fair value of the warrants at the time of issuance was determined to be $286,202.  This value is being ratably amortized over the term of the debt, adjusted for any conversions.  The unamortized value at December 31, 2000 is included in other assets along with other debt issuance expenses.

          In connection with a $5.0 million Convertible Senior Note agreement, the Company entered into with RGC International Investors, IDC, the Company issued warrants to purchase an aggregate of 97,000 shares of the Company’s common stock at an exercise price of $29.93.  On April 15, 1998, the Company repaid the interim financing together with accrued interest, in full.  In consideration of early payment, warrants for an aggregate of 24,250 shares of common stock were canceled.  The remaining warrants issued to RGC International Investors, IDC for 72,750 shares of common stock are exercisable until March 11, 2003.

          Non-Cash Compensation and Restricted Stock Grants

          During 1998, the Company granted in-the-money stock options and stock to employees, directors and consultants in lieu of cash compensation totaling $651,194.  For securities issued to employees, expense was recognized for the stock and stock option grants based on the intrinsic value method in accordance with APB Opinion 25, Accounting for Stock Issued to Employees.  For stock issued to non-employees, expense was recognized based on the fair value of securities granted.  The value of the restricted stock was established by the market price on the grant date.  During 1999, all remaining outstanding restricted stock grants were either canceled or the restrictions removed.  For any shares with restrictions removed, the remaining unearned compensation expense, if any, was recognized as non-cash compensation during 1999.  Unearned compensation for prior years is shown as a reduction of shareholders’ equity in the accompanying consolidated financial statements and was amortized ratably over the estimated restricted period.

          During 2000, the Company issued 69,228 shares of restricted stock to the non-employee directors of the Company in lieu of cash compensation under the Company's 1994 Non-Employee Director Plan.  In addition, the Company issued 20,000 shares of restricted stock to an officer of the Company as an inducement to enter an employment contract.  The officer also received a cash payment equivalent to the tax liability associated with the restricted stock award.  The value of the restricted stock was established by the market price on the grant date.  During the years ended December 31, 2000, 1999 and 1998, the value of restricted stock grants made to non-employee directors and an officer amounted to $189,000, $190,000 and $158,000, respectively.

          Shareholder Rights Plan

          On April 8, 1996, the Board of Directors declared a dividend distribution of one common stock purchase right (a “Right”) for each share of the Company’s common stock outstanding on April 30, 1996, and one Right for each share of common stock into which a share of the Company’s Series A preferred stock is convertible.  Each Right would entitle shareowners to buy a one-thousandth share of a new series of preferred stock at an exercise price of $70.00 per share, subject to adjustment.  The Rights will not be exercisable or separable from the common stock until a party acquires beneficial ownership of 15 percent or more (or as low as 10 percent as the Board of Directors may determine) of the Company’s common stock or after a person or group announces an offer, the consummation of which would result in such party owning 15 percent or more of the common stock.  The Rights expire on April 7, 2006, unless redeemed or exchanged by the Company earlier.

(10)    Leases

          The Company leases office and manufacturing space, and various office accessories.  The building lease for the Company’s present office expires in 2002, at which time the Company has an option to renew the lease for an additional four years.  The Company has the option to purchase the building at the end of each lease expiration period for the building’s fair market value.

          In connection with the Company’s discontinued ICD business, the Company leases office and production space under a non-cancelable operating lease.  The lease provides for executory costs that are subject to escalation based on increases in the lessor’s underlying costs.  In addition, the Company leased certain equipment under cancelable operating leases.  In May 2000, the Company entered into an agreement that terminated its future rental obligations for approximately 64% of this space in exchange for a payment of $476,000 for the one-time costs associated with a new tenant occupying that portion of the building.  The Company is planning to sublet the remaining space in order to reduce or eliminate the future leasing costs.  At December 31, 2000 and 1999, the Company had accrued $412,000 and $604,000, respectively, for future rent expense that it does not believe will be recovered.  The remaining operating leases that were associated with the discontinued ICD business have been canceled.  Rent expense for office and production space used in the discontinued ICD business was approximately $486,000, $590,000, and $572,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

          Future minimum lease payments under operating leases in effect at December 31, 2000 are as follows:

(in thousands) Year ended December 31,	Continuing Operations	Discontinued Operations
2001	$378	$209
2002	180	209
2003	--	230
2004	--	235
2005	--	235
Thereafter	--	509
	$558	$1,627

(11)    Income Taxes

          The Company has a federal net operating loss carry-forward at December 31, 2000 of approximately $124,500,000, which is available to reduce income taxes payable in future years.  If not used, this carry-forward will expire in years 2004 through 2020.  Under the Tax Reform Act of 1986, the utilization of these tax loss carry-forwards may be limited as a result of significant changes in ownership.

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

          The actual tax expense attributable to income from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the net loss as follows:

	Year Ended December 31,
	2000	1999	1998
Federal statutory rate	(34.0%)	(34.0%)	(34.0%)
State income taxes, net	(4.5)	(5.5)	(6.0)
Amortization of intangibles	5.6	(0.0)	(0.0)
Miscellaneous	0.3	(0.0)	(0.0)
Change in valuation allowance	32.6	38.9	40.0
Effective income taxes	0.0%	0.6%	0.0%

          The tax effects of temporary differences arising out of continuing operations that give rise to significant portions of the deferred taxes are presented below:

(in thousands)	2000	1999	1998
Net operating loss carry-forwards	$7,342	$4,470	$0
Other	(330)	448	0
Net deferred tax assets	7,012	4,918	0
Less valuation allowance	(7,012)	(4,918)	0
Deferred income taxes	$0	$0	$0

          The total deferred tax asset above does not include $43,464,000 of deferred tax assets attributable to discontinued operations.  The deferred tax assets arose primarily from net operating losses attributable to discontinued operations.  Additionally, the valuation allowance above does not include a valuation allowance of $43,464,000 attributable to discontinued operations, which was used to completely offset the deferred tax asset attributable to discontinued operations.

          The valuation allowance for deferred tax assets arising out of continuing operations as of December 31, 2000 and 1999 was $7,012,000 and $4,918,000, respectively.  The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was an increase of $2,094,000 and $4,918,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

(12)    Retirement Savings Plan

          The Angeion Corporation Tax Deferred Savings Plan provides for contributions in the form of an elective salary deferral by participating employees and discretionary matching employer contributions.  The Employee Stock Purchase Plan provides for the purchase of common stock by eligible employees on a voluntary after tax basis.  Generally, all employees of the Company who have completed three months of service with the Company are eligible to participate in these plans.  Contribution expense was insignificant in all years presented.

(13)    Reporting Comprehensive Income

          The Company’s net loss and comprehensive loss are substantially equivalent and are not presented separately because components of comprehensive income consist only of immaterial foreign currency translation adjustments.

(14)    Segment Reporting

          The Company operates in a single industry segment, medical products.  For management purposes, the Company is segmented into two geographic areas.  Net sales and long-lived assets for these areas are shown in the following table.  The data excludes the relevant information associated with discontinued operations.

	Year Ended December 31,
(in thousands)	2000	1999	1998
Revenues to unaffiliated customers
United States	$13,343	$19,730	$17,770
Foreign countries	3,708	2,458	2,679
	$17,051	$22,188	$20,449
Net long-lived assets
United States	$1,895	$2,225	$518
Foreign countries	-	-	-
	$1,895	$2,225	$6,881

          Substantially all of the Company’s long-lived assets are located at the Company’s facilities in the United States.

(15)    Discontinued Operations

Overview

          During March 2000, the Company announced its decision to discontinue its development, manufacture and distribution of medical devices that treat irregular heartbeats (arrhythmias), products known as implantable cardioverter defibrillator (“ICD”) systems.  Accordingly, the ICD business is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.  Operating results of the discontinued ICD business are summarized as follows:

	Year Ended December 31,
(in thousands)	2000	1999	1998
Revenues	$-	$5,175	$4,567
Income (loss) from discontinued operations	10,833	3,432	(36,779)

The net non-current assets and current liabilities of the discontinued ICD business were as follows:

	December 31,
(in thousands)	2000	1999
Property and equipment	$236	$828
Investment in Joint Venture, net	-	1,526
Deferred tax asset, net of valuation allowance	-	-
Net non-current assets of discontinued operations	$236	$2,354

Accounts receivable	$-	$49
Inventories	-	75
Accounts payable	-	(15)
Accrued employee compensation	-	(382)
Other accrued expenses	(457)	(1,828)
Net current liabilities of discontinued operations	$(457)	$(2,101)

Licensing Agreements

          On March 23, 2000, the Company executed a Settlement, License and Asset Purchase Agreement with Medtronic, Inc. under which the Company granted Medtronic a one-way, non-exclusive, fully paid-up, royalty free license for its cardiac stimulation technology.  As part of the agreement, the Company sold to Medtronic certain unfiled patent disclosures relating to cardiac stimulation devices.  Under the agreement, the Company and Medtronic also agreed to release each other from any patent infringement claims for products sold or used prior to the closing date.  In connection with the transaction, Medtronic made a one-time payment of $9.0 million to the Company.

          On March 24, 2000, the Company executed an Asset Purchase Agreement, together with a separate License Agreement and ancillary documents, with ELA Medical and Sanofi-Synthélabo under which the Company granted to ELA Medical a one-way, non-exclusive, fully paid-up, royalty free license for its cardiac stimulation technology (“2000 ELA Agreement”).  As part of the agreements, the Company sold to Sanofi-Synthélabo and ELA Medical certain of its assets and liabilities related to the manufacture and sale of cardiac stimulation devices.  In connection with the transaction, Sanofi-Synthélabo surrendered 745,994 shares of the Company’s common stock and warrants to purchase additional 1,897,186 shares, including warrants to purchase 909,017 shares at $.10 per share.  This transaction relieved the Company of all further obligations to supply ICD products to ELA Medical outside of the United States.

          The Company’s obligation to supply ICDs to ELA Medical in the United States was governed by the manufacturing and supply agreement entered into as part of the Withdrawal Agreement.  Under terms of the Withdrawal Agreement, ELA Medical assumed sole responsibility for operations of the Joint Venture.  In addition, ELA Medical assumed responsibility for certain warranty coverage, technical service and regulatory compliance services for which the Company was responsible under (i) applicable law, (ii) the supply agreement between the Company and the Joint Venture, and (iii) contracts with third parties for Model 2000 and 2010 Series ICD products and associated leads and programmers supplied to such third parties and implanted in human beings in the United States (including associated programmers for such ICD models).  The Company retained potential product liability obligations from patients and agreed to maintain product liability insurance through May 10, 2004 with limits of liability at least as high as those in place as of the date of the Withdrawal Agreement, subject to availability on commercially reasonable terms.

          Moreover, upon closing of the transactions contemplated by the 2000 ELA Agreement, the Company was relieved of its obligation under the Investment Agreement to enter into a patent and related intellectual property cross license with Sanofi-Synthélabo.

Joint Venture

          On January 1, 1998, ELA*Angeion, LLC (the “Joint Venture”), a Joint Venture that was owned equally by the Company and ELA Medical, a wholly owned subsidiary of Sanofi-Synthélabo, a French pharmaceutical company, began operations.  In May 1999, the Company withdrew from the Joint Venture under an agreement with ELA Medical.  During the third quarter of 1999, ELA*Angeion, LLC changed its name to ELA Medical, LLC.  The Company’s remaining investment in the Joint Venture was $1,526,000 at December 31, 1999.  This investment, which was included with net non-current assets of discontinued operations on the balance sheet, was recovered through consideration received in connection with closing of the 2000 ELA Agreement during March 2000.

Asset Impairment

          The Company fulfilled its current contractual obligations to supply ICD products to ELA Medical and related entities during the year ended December 31, 1999.  Due to the fact that anticipated future orders for ICDs from ELA Medical and others were insufficient for the Company to recover its existing investment in manufacturing equipment, fixtures and inventory, the Company recorded asset impairment charges during the third quarter of 1999 of $1,157,000 for inventory and $2,746,000 related to the write-down of property and equipment.  During the fourth quarter of 1999, the Company recorded additional asset impairment charges of $152,000 for inventory and $426,000 for property and equipment.  The write-down of property and equipment and the write-off of inventory consisted of assets that were either disposed of during 1999 or which were being held for sale or held for future use by the Company.  Those assets are carried at liquidation value with depreciation suspended.  The liquidation value for such assets was determined by a third party and was the basis for such write-down. As of December 31, 2000, the carrying value of property and equipment is $236,000, which management believes approximates net realizable value.

Royalty Commitments

          In April 1999, the Company settled all ongoing litigation with Cardiac Pacemakers, Inc. (“CPI”) and its parent company, Guidant Corporation (“Guidant”), and CPI made a one-time payment to the Company of $30,790,000, net of related expenses.  As a result of the settlement, the Company granted to CPI a non-exclusive license under all of the Company’s patents that cover cardiac stimulation devices and CPI made a one-time payment to settle claims for past damages and for the license.  CPI and Guidant agreed not to sue the Company for future infringement with respect to the Company’s Lyra 2020 and Model 2030 Series of ICD product lines.  The Company agreed to pay a pass-through royalty for those products to the Estate of Dr. Michel Mirowski, which owns certain patents licensed to CPI.  The Company incurred $68,000 and $83,000 in royalty expense for the years ended December 31, 2000 and 1999, respectively, related to this commitment.

 (16)   Commitments

Royalty Commitment

          In March 2000, the Company agreed to pay royalties to AeroSport, Inc. for net sales of products covered by AeroSport’s patented technology.  The royalties are to be 5% of net sales subject to a minimum royalty of $100,000 per calendar year until December 31, 2006.  The aggregate amount of royalties is limited to $850,000 with a minimum of $700,000.

Other Commitments

          On December 21, 2000, as part of its strategy to leverage its core technologies and market reputation to enter the cardiac rehabilitation and disease prevention market, the Company entered into a letter of intent and term sheet with a Georgia corporation engaged in the business of developing and delivering risk assessment and lifestyle management materials and services to patients for improved cardio-vascular health.  The agreement gives the Company exclusive distribution rights to a cardiac rehabilitation product for testing until July 1, 2001 in exchange for payments of $750,000 over a six-month period.  These payments may be applied, at the Company’s discretion toward either the purchase of the cardiac rehabilitation products or equity in the Georgia corporation. The Company has the right to continue the distribution agreement for up to an additional six months for additional payments of $100,000 per month during the extension period.  The letter of intent and term sheet also defines the general terms under which the Company has the right, but not the obligation, to acquire the Georgia corporation during the distribution period.

          During the fourth quarter of 2000, the Company entered into discussions with a Virginia company to secure exclusive distribution rights for a proprietary biofeedback device that the Company believes will be useful for patients in cardiac rehabilitation and healthy or at risk consumers who wish to improve their cardio-vascular health or lose weight.  In January 2001, the Company successfully completed these negotiations for exclusive distribution rights in the United States hospital, cardiac rehabilitation clinics, cardiology clinics, fitness clubs, and weight loss center markets for an initial term of 3 years.  The Agreement provides that the Company must purchase at least $2,240,000 of inventory during the initial term in order to maintain its exclusive distribution rights.  The Company has the right to renew the agreement for an additional 3-year period if certain minimum performance goals are met.  Moreover, the Company also received non-exclusive international distribution rights in the above markets with certain rights of first refusal for exclusive international distribution rights.

(17)    Litigation and Contingencies

          On September 24, 1999, U.S. Bank National Association, as Trustee on behalf of holders of Angeion 7 1/2% Senior Convertible Notes due 2003 brought suit against the Company in Hennepin County District Court in the State of Minnesota.  The lawsuit sought injunctive relief, a declaratory judgment, and breach of contract and related relief, alleging that certain actions taken by Angeion in 1998 and 1999 constituted a sale of all or substantially all of Angeion’s assets, and thereby constituted a Designated Event under terms of the Indenture governing the Notes, thereby requiring repayment of the Notes.

          On November 30, 1999, the District Court denied the Trustee’s request for a temporary injunction in this matter.  On February 7, 2000, the District Court dismissed the suit against Angeion, ruling that these transactions did not constitute the sale of all or substantially all of the assets of Angeion, that no Designated Event had occurred, and that the Note holders were not entitled to prepayment of their Notes.

          The Trustee appealed both Orders to the Minnesota Court of Appeals.  On August 15, 2000, the Minnesota Court of Appeals upheld the decision of the District Court denying injunctive relief, but ruled that the District Court determination that the transactions did not constitute a sale of all or substantially all of the assets of Angeion was premature with respect to two of the transactions and reversed and remanded the case for further discovery on that issue.  The Court of Appeals also stated that the sale or license of patent rights could constitute a sale of all or substantially all of the assets of a corporation.   The Court of Appeals also determined, however, that the January 1999 Restructuring, the April 1999 Restructuring and the Withdrawal Agreement did not convey, transfer, or lease assets and that therefore, as a matter of law these actions could not trigger an obligation to make a repurchase offer.

          On September 14, 2000, Angeion petitioned the Minnesota Supreme Court for review of the decision of the Court of Appeals.  In an order dated October 25, 2000, Angeion’s petition for further review was denied.  Accordingly, the case has been returned to the District Court for further discovery.

          On November 1, 2000, ELA Medical notified the Company that the Lyra ICD 2020 Series manufactured by the Company had an incident reported by physicians.  The Company transferred operating responsibilities for its 2020 Series ICD’s to ELA Medical on May 11, 1999.  However, the Company retained potential product liability obligations from patients and agreed to maintain product liability insurance through May 10, 2004 with limits of liability at least as high as those in place as of the date of the agreement, subject to availability on commercially reasonable terms.  A software modification acceptable to the U. S. Food and Drug Administration has been developed to prevent recurrence of this type of incident.  Current investigation results confirm that this type of incident can only occur in ICD’s programmed for a specific application.  The physicians that implanted the 2020 Series ICD’s have been notified and requested to schedule follow-up visits for each patient to download the software change.  The Company believes that the cost of potential patient claims, if any, will be adequately covered by its product liability insurance.

          The Company is also subject to certain claims and lawsuits that have been filed in the ordinary course of business.  It is management’s opinion that the settlement of all other litigation would not have a material effect on the financial position of the Company.

(18)    Quarterly Financial Data (unaudited)

          The historical quarterly financial results are presented below:  The following table includes Medical Graphics as if it had been acquired on January 1, 1999.

	Quarter
(in thousands, except per share amounts)	First	Second	Third	Fourth
Year ended December 31, 2000
Revenue from continuing operations	$4,906	$3,860	$4,068	$4,217

Net income (loss)
Continuing operations	(1,145)	(1,925)	(1,490)	(1,870)
Discontinued operations	11,029	34	22	(252)
Total	9,884	(1,891)	(1,468)	(2,122)

Net income (loss) per share – basic and diluted
Continuing operations	(0.28)	(0.57)	(0.43)	(0.54)
Discontinued operations	2.71	0.01	0.01	(0.07)
Total	$2.43	$(0.56)	$(0.42)	$(0.61)

Weighted average shares outstanding
Basic and Diluted	4,060	3,403	3,466	3,466
Year ended December 31, 1999
Revenue from continuing operations	$4,883	$5,548	$5,697	$6,060

Net income (loss)
Continuing operations	(1,173)	(558)	(477)	(383)
Discontinued operations	(7,621)	23,301	(7,449)	(4,799)
Total	(8,794)	22,743	(7.926)	(5,182)

Net income (loss) per share – basic and diluted
Continuing operations	(0.30)	(0.14)	(0.12)	(0.09)
Discontinued operations	(1.92)	5.82	(1.86)	(1.20)
Total	$(2.22)	$5.68	$(1.98)	$(1.29)

Weighted average shares outstanding
Basic and Diluted	3,961	4,005	4,010	4,008

          Income (loss) per common share is computed based upon the weighted average number of shares outstanding during each quarter.

Item 9.  Changes in and  Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable.

Item 10.  Directors and Executive Officers of the Registrant.

          Information About Directors

          The following table sets forth certain information regarding the Company’s directors as of March 1, 2001.

Name of Director	Age	Principal Occupation	Director Since
Arnold A. Angeloni	58	President of Gateway Alliance LLC	1990
Dennis E. Evans	62	President and Chief Executive Officer of Hanrow Financial	1990
James B. Hickey, Jr.	47	Management Consultant and Private Investor	1998
Glen Taylor	59	Chairman and Chief Executive Officer of Taylor Corporation	1992
Richard E. Jahnke	52	President and Chief Executive Officer of the Company	2000
John C. Penn	60	Vice Chairman and Chief Executive Officer Satellite Industries, Inc. and Satellite Shelters, Inc.	2000
Mark W. Sheffert	52	Chairman and Chief Executive Officer of Manchester Companies, Inc.	2000

___________________________

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

            Richard E. Jahnke has served as the Company’s President and Chief Executive Officer since January 2000.  Since August 1998, Mr. Jahnke has also served as the President and Chief Executive Officer of Medical Graphics.  From 1993 to March 1998, Mr. Jahnke served as President and Chief Operating Officer of CNS, Inc., a consumer health care products company.  From 1991 to 1993, he was Executive Vice President and Chief Operating Officer of Lemna Corporation, which manufacturers and sells waste water treatment systems.  From 1986 to 1991, Mr. Jahnke was general manager of the government operations division of ADC Telecommunications, an electronic communications systems manufacturer.  From 1982 to 1986, he was Director of Marketing and Business and Technical Development at BMC Industries, Inc.  From 1972 to 1982, he held various positions of increasing responsibility in engineering, sales and marketing management at 3M Company.  Mr. Jahnke serves on the board of directors of Rehabilicare, Inc., The Science Museum of Minnesota and ZH Computer, Inc.

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

            Mark W. Sheffert has over 25 years of financial and financial services experience.  He is the founder of Manchester Companies, Inc. (“MCI”) whose business is investment banking, management consulting, corporate renewal and commercial finance.  Before founding MCI in December 1994, Mr. Sheffert was a senior executive with First Bank System (now US Bank) for over eight years where he served in various high-level management capacities and was eventually named one of two Presidents of First Bank System.  Before joining First Bank System, Mr. Sheffert was Chief Operating Officer and Director of North Central Life Insurance Company.  Mr. Sheffert serves on the Board of Directors of LifeRate Systems, Inc., Fourth Shift, Inc., Health Fitness Corporation, Benedictine Health Systems, CFG Insurance Services, Inc. and Venture Magazine.  Mr. Sheffert also served as a director of Medical Graphics from 1997 to December 1999.

            Glen Taylor is Chairman of the Board and Chief Executive Officer of Taylor Corporation, which he founded in 1975.  Taylor Corporation’s businesses include printing, direct mail marketing and electrical manufacturing.  Mr. Taylor also is the owner of the Minnesota Timberwolves, a National Basketball Association franchise.

EXECUTIVE OFFICERS OF THE COMPANY

            Set forth below is biographical and other information on the executive officers of the Company.  Mr. Jahnke’s biographical information is set forth above under “Information About Directors.”

Name	Age	Title
Richard E. Jahnke	52	President and Chief Executive Officer
Dale H. Johnson	56	Chief Financial Officer

          Dale H. Johnson, CPA, was appointed Chief Financial Officer in January 2000.  Prior to joining the Company, Mr. Johnson served as the Chief Financial Officer of Medical Graphics from March 1997 to December 1999.  From 1995 to 1997, Mr. Johnson served as a consultant to various companies in financial distress.  From 1994 to 1995, he served as Chief Financial Officer to Larson Companies, a privately-owned group of heavy truck dealerships.  From 1991 to 1994, he served as Chief Financial Officer to National Marrow Donor Program.  From 1971 to 1986, he served as Chief Financial Officer for the Pepsi subsidiary of MEI Corporation.  In 1986, MEI was acquired by PepsiCo, Inc., and thereafter Mr. Johnson served as Area Chief Financial Officer to PepsiCo., Inc.  During the previous five years, he worked as an accountant with Arthur Andersen & Co. and served as a finance officer in the United States Army.  Mr. Johnson holds a B.A. in Economics and Accounting from St. John’s University and is a Certified Public Accountant.

          Section 16(a) Beneficial Ownership Reporting Compliance.

          To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Penn and Mr. Sheffert were late in filing their initial Form 3 reports and Mr. Evans was late in filing one report on Form 4.

Item 11.  Executive Compensation.

          Summary of Cash and Certain Other Compensation.  The following table sets forth the cash and non-cash compensation for the years ended December 31, 2000, 1999 and 1998 earned by, or awarded to Mr. Jahnke who served as the Chief Executive Officer of the Company in fiscal year ended December 31, 2000 and the only other executive officer of the Company whose total cash compensation exceed $100,000 (“Named Executive Officers”) in 2000.  Amounts paid prior to the acquisition of Medical Graphics by Angeion are not included.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Comp-ensation (1)	Restricted Stock Award	Securities Underlying Options	All Other Compensation (2)
Richard E. Jahnke (3) President and Chief Executive Officer	2000 1999	$265,000 9,519	$75,000 –	$42,280 –	$45,620 –	180,000 –	$7,200 277
Dale H. Johnson (4) Chief Financial Officer	2000 1999	112,577 4,077	21,125	– –	– –	15,000 –	– –

___________________________

(1)      Amount represents payment for the tax liability associated with Mr. Jahnke’s restricted stock award.

(2)      Except as otherwise noted, the amounts represent an automobile allowance paid by the Company.

(3)      Mr. Jahnke was appointed Chief Executive Officer in January 2000.

(4)      Mr. Johnson was appointed Chief Financial Officer in January 2000.

Grants of Stock Options

          The following table provides information concerning grants of options to purchase the Company’s common stock made during 2000 to the Named Executive Officers.

Option/SAR Grants in Last Fiscal Year

Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in 2000	Exercise Price Per Share ($/sh)	Expiration Date	5% ($)	10% ($)
Richard E. Jahnke	180,000	66.7%	$2.88	12/20/09	$326,000	$826,200
Dale H. Johnson	15,000	5.6%	3.33	1/21/10	31,400	79,600

(1)      All of the above options are subject to the terms of the Company’s 1993 Stock Incentive Plan and are exercisable only as they vest.  Mr. Jahnke vested in options to purchase 50,000 shares on December 21, 1999.  Options to purchase 25,000 will vest on each of the first and second anniversary dates of Mr. Jahnke’s employment.  Options to purchase the remaining 80,000 shares will vest at the earlier of 7 years or according to a performance schedule established by the Company’s Board of Directors.  The options granted to Mr. Johnson vest and become exercisable in equal annual increments over a four year period provided that he continues to be employed by the Company.

(2)      Potential realizable values are net of exercise price, but before deduction  for any relevant income taxes.  These amounts represent certain assumed rates of appreciation based on the Securities and Exchange Commission rules and do not represent the Company’s estimate of future stock prices.  Actual realizable values, if any, are dependent on the future performance of Angeion’s common stock, overall market conditions and the option holders’ continued employment through the vesting period.

Exercises of Stock Options and Year-End Option Values

          The following table provides information concerning option exercises during 2000 and the exercisable and unexerciseable value of options held by the Named Executive Officers as of December 31, 2000.

Aggregated Option Exercises in Year 2000 and Year-End Option Values

			Number of Securities Underlying Unexercised Options at December 31, 2000 (#)		Value of Unexercised In-the-money Options at December 31, 2000 (1)($)
Name	Shares acquired on exercise	Value Realized	Exercisable	Unexerciseable	Exercisable	Unexerciseable
Richard E. Jahnke	─	─	75,000	105,000	─	─
Dale H. Johnson	─	─	3,000	12,000	─	─

(1)      Value based on the difference between the fair market value of Angeion’s common stock on December 31, 2000 ($0.625) as reported by The Nasdaq National Market and the exercise price of the options.

Compensation of Directors

          Directors of the Company receive no cash compensation (except as discussed below) for their services as members of the Board of Directors, although their out-of-pocket expenses incurred on behalf of the Company are reimbursed.

          Pursuant to the Company’s 1994 Non-Employee Director Plan (“Director Plan”), non-employee directors of the Company automatically receive an annual grant of shares of common stock equal to $24,000, as determined by the fair market value of one share of common stock on the date of grant (a “Director Stock Award”), and an annual grant of an option to purchase 3,000 shares of common stock (a “Director Option”) on the date of each Annual Meeting of Shareholders upon their election or re-election, as the case may be, as a  non-employee director of the Company.  Under the Plan, however, if the annual meeting has not been scheduled by May 31, an Award will be granted as of May 31 to each non-employee director serving on that date.  On May 31, 2000, each non-employee director was granted an option to purchase 3,000 shares of common stock at a price of $2.08 and was issued 11,538 shares of common stock.

          On November 8, 2000 the Board of Directors amended the Director Plan to increase the maximum number of shares to common stock available for issuance under the Director Plan from 250,000 shares to 350,000 shares.  This amendment to the Director Plan was approved by shareholders at the 2000 Annual Meeting of Shareholders.

Employment Agreements

          In December 1999 the Company entered into a written employment agreement with Mr. Richard E. Jahnke under which Mr. Jahnke agreed to serve as President and Chief Executive Officer of the Company.  In exchange for his service, Mr. Jahnke will receive a salary of $265,000, a cash bonus of up to 35% of his annual salary based upon a bonus plan established by the Board of Directors, as well as an automobile reimbursement of up to $600 per month.  Mr. Jahnke was also elected as a member of the Board of Directors in January 2000 and receives no additional compensation for this service.  The agreement will terminate upon 30 days written notice by either party, upon notice by the Company of termination “for cause” or upon the event of Mr. Jahnke’s death or disability.  The agreement also contains a non-compete provision for one year after the termination of Mr. Jahnke’s employment.

          As an inducement to enter into the employment agreement, Mr. Jahnke received a restricted stock grant for 20,000 shares of the Company’s common stock under the Company’s 1993 Stock Incentive Plan.  Mr. Jahnke also received a grant of options to purchase the Company’s common stock in a total amount of 180,000 shares.  These options expire 10 years from the date of issuance and vesting is accelerated upon a “change in control” as defined in the Company’s stock option agreements.  Options to purchase 50,000 shares vested on December 21, 1999.  Options to purchase 25,000 shares will vest on each of the first and second anniversary dates of Mr. Jahnke’s employment.  Options to purchase the remaining 80,000 shares will vest at the earlier of 7 years or according to a performance schedule established by the Company’s Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth information as of March 1, 2001 concerning the beneficial ownership of the common stock of the Company by (i) the only shareholders known by the Company to own more than five percent of the common stock of the Company, (ii) each director of the Company, (iii) each Named Executive Officer listed in the Summary Compensation Table and each current executive officer, and (iv) all executive officers and directors of the Company as a group.

Name of Beneficial Owner	Shares of Common Stock (1)	Shares Acquirable within 60 days	Total	Percentage
Arnold A. Angeloni	28,788	8,300	37,088	1.1%
Dennis E. Evans	23,728	8,300	32,028	*
James B. Hickey, Jr.	21,538	3,000	24,538	*
Richard E. Jahnke	20,200	75,000	95,200	2.7%
Dale H. Johnson	—	6,000	6,000	*
John C. Penn	13,538	3,000	16,538	*
Mark W. Sheffert	11,538	3,000	14,538	*
Glen Taylor	64,207	8,300	72,507	2.1%
All executive officers and directors as a group (8 persons)	183,537	114,900	298,437	8.3%

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements of Registrant

              The following financial statements  of Angeion Corporation and subsidiaries are set forth in Item 8 of this Form 10-K:

              Consolidated Balance Sheets as of December 31, 2000 and 1999.

              Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

              Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998.

              Consolidated Statements of Cash Flow for the years ended December 31, 2000, 1999 and 1998.

              Notes to Consolidated Financial Statements.

(a) 2. Financial Statement Schedules of Registrant

              None.

(a) 3. Exhibits

3.1     Angeion Articles of Incorporation, as in effect on April 13, 2000.

3.2     Angeion Amended Bylaws (incorporated by reference to Exhibit 4.2 contained in the Company’s Registration Statement on Form S-3 (File No. 333-04993)).

4.1     Amended Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.3 contained in the Company’s Registration Statement on Form S-3 (File No. 333-04993)).

4.2     Warrant dated July 27, 1992 in the name of Glen Taylor (incorporated by reference to Exhibit 10.10 contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 1991).

4.3     Form of Rights Agreement dated as of April 8, 1996 between Angeion Corporation and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 4.1 contained in the Company’s Current Report on Form 8-K dated April 8, 1996).

4.3.1  First Amendment to Rights Agreement dated as of October 9, 1997 between the Company and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 10.5 contained in the Company’s Quarterly Report on 10-Q for the quarter ended October 31, 1997).

4.3.2  Second Amendment to Rights Agreement dated as of October 9, 1997 between the Company and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 10.6 contained in the Company’s Quarterly Report on 10-Q for the quarter ended October 31, 1997).

4.4     Form of 7 1/2% Senior Convertible Notes due 2003 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-50557)).

4.5     Indenture, dated as of April 14, 1998, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 333-50557)).

4.6     Registration Rights Agreement, dated as of April 14, 1998, between the Company and the subscribers named on the signature pages thereof (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-50557)).

4.7     Form of Warrant Agreement between the Company and HSBC Securities, Inc., dated as of April 14, 1998 (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3 (File No. 333-50557)).

4.8     Form of Warrant Agreement between the Company and Prudential Securities Incorporated, dated as of April 14, 1998 (incorporated by reference to Exhibit  4.11 to the Company’s Registration Statement on Form S-3 (File No. 333-50557)).

4.9     Warrant dated as of March 11, 1998 to purchase 727,500 shares of Common stock of the Company held by RGC International Investors, LDC (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3 (File No. 333-50557)).

4.10   Securities Purchase Agreement dated as of March 11, 1998 between  the Company and RGC International Investors, LDC (incorporated  by reference to Exhibit 4.13 to the Company’s Registration  Statement on Form S-3 (File No. 333-50557)).

10.1   Angeion 1988 Stock Option Plan (incorporated by reference to Exhibit 10 contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 1988).

10.2   Angeion 1989 Omnibus Stock Option Plan, as amended effective May 16, 1989 (incorporated by reference to Exhibit 10.2 contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 1990).

10.3   Angeion 1991 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Company’s Registration Statement of Form S-8 (File No. 33-81594)).

10.4   Angeion 1993 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Company’s Registration Statement of Form S-8 (File No. 333-04189)).

10.5   Lease Agreement dated as of June 27, 1997 between Ryan Companies, US, Inc. and Angeion (incorporated by reference to Exhibit 10.22 contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 1997).

10.6   Angeion Form of Change in Control Agreement (incorporated by reference to Exhibit 10.25 contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 1997).

10.7   Common Stock Investment Agreement dated as of September 2, 1997 between Angeion and Promethean Investment Group, L.L.C. (incorporated by reference to Exhibit 10.27 contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 1997).

10.8   Angeion 1994 Non-Employee Director Plan (incorporated by reference to Exhibit 4.1 contained in the Company’s Registration Statement of Form S-8 (File No. 333-53784)).

10.9   Employment Agreement dated December 21, 1999 between Angeion and Richard E. Jahnke (incorporated by reference to Exhibit 10.10 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9899)).

10.10.1        Seventh Amendment to Lease for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10(b) contained in Medical Graphics Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 1994 (File No. 0-9899)).

10.10.2        Eighth Amendment to Lease for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10.12 contained in Medical Graphics Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-9899)).

22.1   List of Subsidiaries.

23.1   Independent Auditors’ Consent of KPMG LLP.

*        Confidential treatment has been granted by the Securities and Exchange Commission for certain portions contained within this exhibit.

#        Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b) Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

March 30, 2001

By /s/ Richard E. Jahnke
Richard E. Jahnke
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Each person whose signature appears below constitutes and appoints Dennis E. Evans and Richard E. Jahnke as his true and lawful attorneys–in–fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10–K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys–in–fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys–in–fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ Richard E. Jahnke	President, Chief Executive Officer
Richard E. Jahnke	(Principal Executive Officer)

/s/ Dale H. Johnson	Chief Financial Officer
Dale H. Johnson	(Principal Financial and Accounting Officer)

/s/ Arnold A. Angeloni	Director
Arnold A. Angeloni

/s/ Dennis E. Evans	Director
Dennis E. Evans

/s/ James B. Hickey, Jr.	Director
James B. Hickey, Jr.

/s/ John C. Penn	Director
John C. Penn

/s/ Mark W. Sheffert	Director
Mark W. Sheffert

/s/ Glen Taylor	Director
Glen Taylor

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors
Angeion Corporation

          Under the date of February 16, 2001, we reported on the consolidated balance sheets of Angeion Corporation and subsidiaries as of December 31, 2000 and 1999 and the related statements of operations, cash flows and shareholders’ equity, for each of the years in the three-year period ended December 31, 2000, as contained herein.  In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

          In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
February 16, 2001

ANGEION CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts
Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

	Balance at Beginning of Year	Additions	Deletions	Balance at End of Year
Year ended December 31, 2000
Allowance for doubtful accounts	$100	$120	$(67)	$153
Inventory obsolescence reserve	26	712	(253)	488

Year ended December 31, 1999*

* Angeion Corporation discontinued its ICD operations during 2000 and acquired Medical Graphics on December 21, 1999 and, accordingly, information prior to January 1, 2000 is not applicable.