Form 10-Q
period 2001-04-01
ANGEION CORP/MN
filed 2001-05-15
CIK 815093

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2001

OR

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number  001-13543

ANGEION CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1579150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

350 Oak Grove Parkway, Saint Paul, Minnesota  55127-8599
(Address of principal executive offices)

Registrant’s telephone number, including area code: (651) 484-4874

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  ☒    No  ☐

As of May 10, 2001, the Company had outstanding 3,481,584 shares of common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited, in thousands except share data)

	March 31, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$6,055	$6,350
Accounts receivable, net of allowance for doubtful accounts of $179 and $153, respectively	4,161	4,631
Inventories	4,224	3,979
Prepaid expenses and other current assets	207	218
Total current assets	14,647	15,178

Net non-current assets of discontinued operations	212	236
Equipment and fixtures, net	1,772	1,895
Intangible assets, net	11,824	12,000
Other assets	592	724
Goodwill, net	518	524
	$29,565	$30,557

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$670	$812
Employee compensation	636	549
Deferred income	1,029	984
Warranty reserve	231	239
Net current liabilities of discontinued operations	384	457
Other liabilities and accrued expenses	896	474
Total current liabilities	3,846	3,515

Long-term debt	20,198	20,198

Shareholders' equity:
Common stock, $.01 par value. Authorized 10,000,000 shares; issued and outstanding 3,481,584 shares in 2001 and 2000	35	35
Additional paid-in capital	123,905	123,905
Cumulative translation adjustment	(9)	(9)
Accumulated deficit	(118,410)	(117,087)
Total shareholders' equity	5,521	6,844
	$29,565	$30,557

See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited, in thousands except per share amounts)

	Three Months Ended March 31,
	2001	2000
Revenues
Equipment and supply sales	$3,419	$4,210
Service revenue	642	696
	4,061	4,906
Cost of goods sold
Cost of equipment and supplies	2,255	2,909
Cost of service revenue	129	123
	2,384	3,032

Gross margin	1,677	1,874

Operating expenses:
Selling and marketing	1,150	1,159
General and administrative	650	705
Research and development	420	376
Amortization of intangibles	324	285
	2,544	2,525

Operating loss	(867)	(651)

Other income (expense):
Interest income	83	80
Interest expense	(510)	(574)

Loss before taxes	(1,294)	(1,145)

Provision for taxes	-	-

Loss from continuing operations	(1,294)	(1,145)

Income (loss) from discontinued operations, net of taxes	(29)	11,029

Net income (loss)	$(1,323)	$9,884

Net income (loss) per share - basic and diluted
Continuing operations	$(0.37)	$(0.28)
Discontinued operations	(0.01)	2.71
Net income (loss)	(0.38)	2.43

Weighted average common shares outstanding
Basic and diluted	3,482	4,060

See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2001	2000
Cash Flows From Operating Activities:
Net income (loss)	$(1,323)	$9,884
Adjustments to reconcile net income (loss) to net cash flows used in operating activities, net of operating assets and liabilities acquired:
(Income) loss from discontinued operations	29	(11,029)
Depreciation and amortization	492	452
Changes in operating assets and liabilities:
Accounts receivable	470	411
Inventory	(245)	518
Prepaid expenses and other current assets	143	29
Accounts payable	(142)	(826)
Employee compensation	87	(163)
Other liabilities and accrued expenses	459	427
Net cash used in continuing operations	(30)	(297)
Net cash used in discontinued operations	(102)	(1,650)
Net cash used in operating activities	(132)	(1,947)

Cash Flows From Investing Activities:
Purchase of equipment and fixtures	(45)	(186)
Investment in proprietary software	(142)	(153)
Acquisition of operating assets	-	(468)
Net cash used in continuing operations	(187)	(807)
Net cash provided by discontinued operations	24	9,064
Net cash provided by (used in) in investing activities	(163)	8,257

Cash Flows From Financing Activities:
Borrowings under bank line of credit	-	6,927
Payments under bank line of credit	-	(6,927)
Net cash provided by financing activities	-	-

Effect of exchange rate on cash and cash equivalents	-	-

Net increase (decrease) in cash and cash equivalents	(295)	6,310

Cash and cash equivalents at beginning of period	6,350	5,263

Cash and cash equivalents at end of period	$6,055	$11,573

Cash paid for interest expense	$-	$54

See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)

1.          Basis of Presentation

The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000, and the related information presented in these notes have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The balance sheet at December 31, 2000 was derived from the audited financial statements as of that date.  Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  For further information, refer to the financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

During March 2000, Angeion Corporation discontinued its historical business, the research, development, manufacturing and marketing of implantable cardioverter defibrillators (“ICD”).  Consequently, the accompanying consolidated statements of operations present all activities of the ICD business under discontinued operations accounting rules.  Although the last sales of ICD products were made during the second quarter of 2000, the Company continues to pursue the license or transfer of its ICD technology.  As a result of the December 21, 1999 acquisition of Medical Graphics Corporation and discontinuance of the ICD business, Medical Graphics now comprises a majority of the Company’s total assets and generates all of its sales.  Moreover, the Company is now focusing its efforts on the markets served by and business operations of its wholly-owned subsidiary, Medical Graphics Corporation, and the acquisition and development of future businesses that contribute to shareholder value.

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three months ended March 31, 2001 and 2000, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

2.          Reclassifications

Certain amounts in Angeion’s Form 10-Q for the three month period ended March 31, 2000 have been reclassified to conform to the 2001 presentation.  These reclassifications had no effect on net income or shareholders’ equity as previously reported.

3.          Net Income (Loss) Per Share

Basic net income per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Net income (loss) per share assuming dilution reflects the potential dilution to basic net income per share that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the if-converted and treasury stock methods based upon the weighted-average fair value of the Company’s common shares during the period.

4.          New Accounting Pronouncements

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements included in this Quarterly Report on Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate,” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, including the factors set forth in the Section entitled “Certain Risk Factors” in Part I, Item 1, “Business” of the Company’s Form 10-K for the year ended December 31, 2000 as well as others not now anticipated.  Various forward-looking statements have been made in this Quarterly Report on Form 10-Q and may also be made in other Angeion reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents.  In addition, from time to time, the Company through its management may make oral forward-looking statements.  The Company undertakes no obligation to update any forward-looking statement.

Results of Operations

Angeion Corporation recorded a net loss of $1,323,000 for the three months ended March 31, 2001 compared to net income of $9,884,000 for the same period in 2000.  These amounts included losses from continuing operations of $1,294,000 and $1,145,000 for the three months ended March 31, 2001 and 2000, respectively.  Discontinued operations reported a loss of $29,000 for 2001 compared to income of $11,029,000 for 2000. Income from discontinued operations for the three months ended March 31, 2000 included a gain of $11,696,000, net of taxes, from the non-exclusive licensing of patent rights and sale of certain assets, offset by $667,000 of discontinued operating expenses.

Revenues

Revenues consist of product sales and service revenues.  Product sales reflect sales of Medical Graphic’s non-invasive cardio-respiratory diagnostic systems and related software and aftermarket sales of peripherals and supplies.  Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

Total revenue decreased 17.2% to $4,061,000 from $4,906,000 for the three months ended March 31, 2001 and 2000, respectively.  The decrease was primarily due to domestic product revenue which decreased by 21.6% to $2,473,000 in 2001 compared to $3,153,000 in 2000.  International revenue decreased by 10.5% to $946,000 in 2001 compared to $1,057,000 in 2000.  Service revenue decreased by 7.8% to $642,000 in 2001 from $696,000 in 2000.

Domestic revenue decreased due to 1999 software upgrade orders associated with year 2000 compliance and 1999 system orders that were shipped in the first quarter of 2000 as well as the loss of $583,000 in sales from sleep diagnostics products.  The Company discontinued selling sleep diagnostic products in the second quarter of 2000 in order to focus on other products with larger market sizes and profit potential.  The domestic order rate for systems increased by 31.5% when comparing the first three months of 2001 to 2000.

International revenue decreased due to 1999 orders for system sales that were shipped in the first quarter of 2000.  The international order rate for systems increased by 11.6% when comparing the first three months of 2001 to 2000.  The service revenue decrease reflects the carryover of non-warranty service calls from 1999 to 2000 due to the heavy demand and limited resources associated with installation of year 2000 upgrades late in 1999.

The Company anticipates that domestic product orders will continue to increase over the 2000 level.  As a result, the Company expects that revenue in the second quarter of 2001 will show an increase compared to second quarter 2000 revenue and a sequential increase over first quarter 2001 revenue.

Gross Margin

Gross margin percentage increased to 41.3% of revenue for the three months ended March 31, 2001  compared to 38.2% for the same period of 2000.  The margin increase reflects the impact of cost reduction programs, higher sales of higher margin cardiopulmonary exercise testing systems and discontinuance of lower margin sleep diagnostics products, partially offset by lower sales of high margin software upgrade products associated with year 2000 compliance.

Selling and Marketing

Selling and marketing expenses decreased 0.8% to $1,150,000 for the three months ended March 31, 2001 from $1,159,000 in 2000.  Increased expenses associated with the Company’s focus on the cardiac rehabilitation and disease prevention markets along with additional costs in support of the focus on international revenue were more than offset by lower commissions due to lower sales and generally lower domestic selling expenses.

General and Administrative

General and administrative expenses decreased by 7.8% to $650,000 for the three months ended March 31, 2001 from $705,000 in 2000.  Lower personnel costs and shareholder communications expenses were partially offset by higher legal expenses associated with on-going litigation.

Research and Development

Research and development expenses increased by 11.7% to $420,000 from $376,000 for the three months ended March 31, 2001 and 2000, respectively.  The first quarter of 2001 includes additional expenses associated with the AeroSport products that were acquired in March 2000.  One of those products is instrumental in the Company’s current growth initiative for the cardiac rehabilitation and disease prevention markets.  The current quarter also reflects the Company’s continuing effort to transition its software products to a Windows 98/NT/2000 platform.

Amortization of Intangibles

Amortization of intangibles represents the amortization of goodwill and other intangible assets associated with acquisitions.  Amortization expenses increased by 13.7% to $324,000 from $285,000 for the three months ended March 31, 2001 and 2000, respectively.  The increase reflects the acquisition of AeroSport’s technology in March 2000 and the capitalization of eligible costs associated with on-going enhancement of the Company’s proprietary software products.

Other Income (Expense)

Interest income increased to $83,000 for the three months ended March 31, 2001 compared to $80,000 for 2000.  The increase reflects higher excess cash balances available for short term investment partially offset by lower interest rates.

Interest expense for the three months ended March 31 decreased to $510,000 in 2001 compared to $574,000 in 2000.  The decrease represents the minimum interest charges incurred during the first quarter of 2000 for the Medical Graphics bank line of credit that expired by its terms on March 31, 2000.

Income From Discontinued Operations

The loss from discontinued operations of $29,000 for the three months ended March 31, 2001 represents  expenses related to discontinued operations.

Income from discontinued operations of $11,029,000 for the three months ended March 31, 2000, includes a one-time gain of $11,696,000, net of taxes, related to the non-exclusive licensing of patent rights and sale of certain assets.  The gain was partially offset by $593,000 of rental expenses associated with the building previously used for ICD products as well as other expenses of $74,000 related to discontinued operations.

Liquidity and Capital Resources

The Company had cash of $6,055,000 and working capital of $10,801,000 as of March 31, 2001.  During the three months ended March 31, 2001, the Company used $30,000 in cash for continuing operations.  Cash was provided by a $470,000 decrease in accounts receivable and an increase of $459,000 in other liabilities and accrued expenses, which were offset by a $245,000 increase in inventory and a $142,000 decrease in accounts payable.  In addition, the Company used $102,000 in cash for discontinued operations which included $73,000 for rental of the facility formerly used for the Company’s ICD products.

During the three months ended March 31, 2001, the Company used $163,000 in cash for investing activities.  Cash was used to increase the Company’s investment in proprietary software by $142,000 and to purchase $45,000 of equipment and fixtures.  Cash of $24,000 was generated from the sale of assets related to discontinued operations.

At March 31, 2001 the Company had no material commitments for capital expenditures.  The Company believes that its cash flows from operations together with its existing cash will be adequate to satisfy its liquidity and capital resource needs through March 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company invests its cash in money market instruments or short-term investment grade securities.  The Company believes that a decrease of 100 basis points in prevailing interest rates would not have an adverse effect on its net income or financial position.

The Company’s product sales outside the United States are denominated in United States dollars.  Accordingly, the Company believes its exposure to foreign exchange rate fluctuation is minimal.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Note Holder Litigation

On September 24, 1999, U.S. Bank National Association, as Trustee on behalf of holders of Angeion 7½% Senior Convertible Notes due April, 2003 brought suit against the Company in Hennepin County District Court in the State of Minnesota.  The lawsuit sought injunctive relief, a declaratory judgment, and breach of contract and related relief, alleging that certain actions taken by Angeion in 1998 and 1999 constituted a sale of all or substantially all of Angeion’s assets, and thereby constituted a Designated Event under terms of the Indenture governing the Notes, thereby requiring repayment of the Notes.

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

On September 14, 2000, Angeion petitioned the Minnesota Supreme Court for review of the decision of the Court of Appeals.  In an order dated October 25, 2000, Angeion’s petition for further review was denied.  Accordingly, the case has been returned to the District Court for further discovery.  Discovery has been conducted since that date.

On March 23, 2001, the District Court issued a scheduling order that, among other things, requires the parties to complete discovery by August 1, 2001 and to complete mediation by September 1, 2001.

Other Legal Matters

The Company is also subject to certain claims and lawsuits that have been filed in the ordinary course of business.  It is management’s opinion that the settlement of all litigation arising in the ordinary course of business would not have a material effect on the financial position of the Company.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits List

None

(b)        Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date: May 14, 2001	/s/ Richard E. Jahnke

Richard E. Jahnke, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 14, 2001	/s/ Dale H. Johnson

Dale H. Johnson, Chief Financial Officer
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number             Description

None