Form 10-Q
period 2001-06-30
ANGEION CORP/MN
filed 2001-08-14
CIK 815093

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

Commission file number 001-13543

ANGEION CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1579150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Oak Grove Parkway, Saint Paul, Minnesota 55127-8599
(Address of principal executive offices)

 (651) 484-4874
Registrant’s telephone number, including area code:

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

As of August 10, 2001, the Company had outstanding 3,505,163 shares of common stock, $0.01 par value.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited, in thousands except share data)

	June 30, 2001	December 31, 2000

Assets
Current assets:
Cash and cash equivalents	$3,953	$6,350
Accounts receivable, net of allowance for doubtful accounts of $210 and $153, respectively	4,405	4,631
Inventories	4,709	3,979
Prepaid expenses and other current assets	590	218

Total current assets	13,657	15,178
Net non-current assets of discontinued operations	191	236
Equipment and fixtures, net	1,602	1,895
Intangible assets, net	11,667	12,000
Other assets	461	724
Goodwill, net	509	524

	$28,087	$30,557

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$836	$812
Employee compensation	542	549
Deferred income	1,039	984
Warranty reserve	206	239
Net current liabilities of discontinued operations	309	457
Other liabilities and accrued expenses	686	474

Total current liabilities	3,618	3,515
Long-term debt	20,198	20,198

Shareholders’ equity:
Common stock, $.01 par value. Authorized 10,000,000 shares; issued and outstanding 3,505,163 shares in 2001 and 3,481,584 shares in 2000	35	35
Additional paid-in capital	123,919	123,905
Cumulative translation adjustment	(9)	(9)
Accumulated deficit	(119,674)	(117,087)

Total shareholders’ equity	4,271	6,844

	$28,087	$30,557

See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited, in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues
Equipment and supply sales	$3,600	$3,339	$7,019	$7,549
Service revenue	624	521	1,266	1,217

	4,224	3,860	8,285	8,766

Cost of goods sold
Cost of equipment and supplies	2,282	2,679	4,537	5,588
Cost of service revenue	98	140	227	263

	2,380	2,819	4,764	5,851

Gross margin	1,844	1,041	3,521	2,915

Operating expenses:
Selling and marketing	1,332	1,205	2,482	2,364
General and administrative	647	651	1,297	1,356
Research and development	343	442	763	818
Amortization of intangibles	324	294	648	579

	2,646	2,592	5,190	5,117

Operating loss	(802)	(1,551)	(1,669)	(2,202)
Other income (expense):
Interest income	48	136	131	216
Interest expense	(510)	(510)	(1,020)	(1,084)

Loss before taxes	(1,264)	(1,925)	(2,558)	(3,070)
Provision for taxes	-	-	-	-

Loss from continuing operations	(1,264)	(1,925)	(2,558)	(3,070)
Income (loss) from discontinuedoperations, net of taxes	-	34	(29)	11,063

Net income (loss)	$(1,264)	$(1,891)	$(2,587)	$7,993

Net income (loss) per share - basic and diluted
Continuing operations	$(0.36)	$(0.57)	$(0.73)	$(0.76)
Discontinued operations	-	0.01	(0.01)	2.73

Net income (loss)	(0.36)	(0.56)	(0.74)	1.97

Weighted average common shares outstanding
Basic and diluted	3,482	3,403	3,482	4,060

See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,

	2001	2000

Cash Flows From Operating Activities:
Net income (loss)	$(2,587)	$7,993
Adjustments to reconcile net income (loss) to net cash flows used in operating activities, net of operating assets and liabilities acquired:
(Income) loss from discontinued operations	29	(11,063)
Depreciation and amortization	984	915
Changes in operating assets and liabilities:
Accounts receivable	226	809
Inventory	(730)	775
Prepaid expenses and other current assets	(109)	52
Accounts payable	24	(675)
Employee compensation	(7)	(298)
Other liabilities and accrued expenses	234	119

Net cash used in continuing operations	(1,936)	(1,373)
Net cash used in discontinued operations	(177)	(3,119)

Net cash used in operating activities	(2,113)	(4,492)

Cash Flows From Investing Activities:
Purchase of equipment and fixtures	(43)	(226)
Investment in proprietary software	(300)	(361)
Acquisition of operating assets	-	(468)

Net cash used in continuing operations	(343)	(1,055)
Net cash provided by discontinued operations	45	9,083

Net cash provided by (used in) investing activities	(298)	8,028

Cash Flows From Financing Activities:
Borrowings under bank line of credit	-	6,927
Payments under bank line of credit	-	(6,927)
Proceeds from stock transactions	14	24

Net cash provided by financing activities	14	24

Net increase (decrease) in cash and cash equivalents	(2,397)	3,560
Cash and cash equivalents at beginning of period	6,350	5,263

Cash and cash equivalents at end of period	$3,953	$8,823

Cash paid for interest expense	$757	$812

See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

1.          Basis of Presentation

The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations and cash flows for the three and six months ended June 30, 2001 and 2000, and the related information presented in these notes have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The balance sheet at December 31, 2000 was derived from the audited financial statements as of that date.  Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  For further information, refer to the financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

During March 2000, Angeion Corporation discontinued its historical business, the research, development, manufacturing and marketing of implantable cardioverter defibrillators (“ICD”).  Consequently, the accompanying consolidated statements of operations present all activities of the ICD business under discontinued operations accounting rules.  Although the last sales of ICD products were made during the second quarter of 2000, the Company continues to pursue the license or transfer of its ICD technology.  As a result of the December 21, 1999 acquisition of Medical Graphics Corporation and discontinuance of the ICD business, Medical Graphics now comprises a majority of the Company’s total assets and generates all of its sales.  Moreover, the Company is now focusing its efforts on the markets served by and business operations of its wholly owned subsidiary, Medical Graphics Corporation, and the acquisition and development of future businesses that contribute to shareholder value.

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three and six months ended June 30, 2001 and 2000, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

2.          Reclassifications

Certain amounts in Angeion’s Form 10-Q for the three and six months ended June 30, 2000 have been reclassified to conform to the 2001 presentation.  These reclassifications had no effect on net income or shareholders’ equity as previously reported.

3.          Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period.  Net income (loss) per share assuming dilution reflects the potential dilution to basic net income per share that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the if-converted and treasury stock methods based upon the weighted-average fair value of the Company’s common shares during the period.  The Company uses loss from continuing operations as the “control” number in determining whether these potential common shares are dilutive or antidilutive because it has reported a discontinued operation.  Therefore, the same number of potential common shares used in computing the diluted per-share amount for income (loss) from continuing operations for a reporting period will be used in computing all other reported diluted per-share amounts, even if these amounts will be antidilutive to their respective basic per-share amounts.

4.          New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.  Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.  Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142.  Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002.  Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized in accordance with their current treatment prior to the adoption of Statement 142.

Statement 141 will require that the Company, upon adoption of Statement 142, evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill.  Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption.  To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount.  To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test.  In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption.  This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

And finally, any unamortized negative goodwill [and negative equity-method goodwill] existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $437,000, and unamortized identifiable intangible assets in the amount of $11,337,000, both of which will be subject to the transition provisions of Statements 141 and 142.  Amortization expense related to goodwill was $37,000 and $15,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.  Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

5.          Other Commitments

On December 21, 2000, as part of its strategy to leverage its core technologies and market reputation to enter the cardiac rehabilitation and disease prevention market, the Company entered into a letter of intent and term sheet with a Georgia corporation engaged in the business of developing and delivering risk assessment and lifestyle management materials and services to patients for improved cardio-vascular health.  The agreement gives the Company exclusive distribution rights to a cardiac rehabilitation product for testing until July 1, 2001in exchange for payments of $750,000 over a six-month period.  These payments may be applied, at the Company's discretion toward either the purchase of the cardiac rehabilitation products or equity in the Georgia corporation.  The agreement automatically renewed by its terms and now continues on a month-to-month basis with payments of $100,000 per month until December 31, 2001, unless notice is given 60 days prior to a proposed termination date.  The letter of intent and term sheet also defines the general terms under which the Company has the right, but not the obligation, to acquire the Georgia corporation during the distribution period.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Angeion, through its Medical Graphics Corporation subsidiary, develops, manufactures and markets non-invasive cardio-respiratory diagnostic systems and related software for the management and improvement of cardio-respiratory health under the MedGraphics trade name.  The primary MedGraphics products include pulmonary function and cardiopulmonary exercise testing systems.  Traditionally, Medical Graphics' revenue has been generated from this area.

On December 13, 2000, the Company announced that it intended to focus a significant portion of its resources on the cardiac rehabilitation and disease prevention markets, which are a logical extension of its core diagnostic systems business.  This will add a much larger consumer focused market to the Company's business and if successful, will lessen its dependence on one-time sales of capital equipment to large medical facilities.  Angeion stated that new product offerings would build on the Company's core exercise stress testing technologies including expert system software products and its AeroSport metabolic analyzer products.

As part of its strategy, the Company entered into a letter of intent and term sheet with a Georgia corporation engaged in the business of developing and delivering risk assessment and lifestyle management materials and services to patients for improved cardio-vascular health. See Note 5, "Other Commitments" in this Form 10-Q.

On January 16, 2001, the Company announced that Medical Graphics was adding the Personal Digital Coach™ to its cardio-respiratory products.  The Personal Digital Coach™ is a proprietary device that provides verbal feedback to the user regarding exercise intensity.  The Company will market this new product to the cardiac rehabilitation, fitness club and weight loss industries through an exclusive OEM distribution agreement with a third party.

During the quarter ended June 30, 2001, the Company completed its first sale of the new product.  Revenues were not significant.

Results of Operations

Angeion Corporation recorded a net loss of $1,264,000 for the three months ended June 30, 2001 compared to a net loss of $1,891,000 for the same period in 2000.  These amounts included no income from discontinued operations for the three months ended June 30, 2001 and income of $34,000 from discontinued operations for 2000.

For the six months ended June 30, 2001, the Company recorded a loss of $2,587,000 compared to net income of $7,993,000 for the same period in 2000.  Net income for 2000 included income from discontinued operations of $11,063,000, which is represented by a one-time gain of $11,696,000, net of taxes, from the non-exclusive licensing of patent rights and sale of certain assets, offset by $633,000 of discontinued operating expenses.

Revenues

Revenues consist of product sales and service revenues.  Product sales reflect sales of Medical Graphic’s non-invasive cardio-respiratory diagnostic systems and related software and aftermarket sales of peripherals and supplies.  Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

Total revenue increased 9.4% to $4,224,000 from $3,860,000 for the three months ended June 30, 2001 and 2000, respectively.  The increase was primarily due to international product revenue, which increased by 26.0% to $1,037,000 in 2001 compared to $823,000 in 2000.  Domestic revenue increased by 1.9% to $2,563,000 in 2001 compared to $2,516,000 in 2000.  Service revenue increased by 19.8% to $624,000 in 2001 from $521,000 in 2000.

The international revenue increase for the second quarter reflects the Company’s ongoing effort to return international revenue to its historical levels.  Second quarter domestic revenue for 2000 included $206,000 in sales of sleep diagnostic products, which the Company discontinued selling in the second quarter of 2000 in order to focus on other products with larger market sizes and profit potential.  Excluding sales of sleep diagnostic products, domestic revenue increased by 11.0% for the three months ended June 30, 2001 compared to the same period in 2000.  The service revenue increase for the second quarter reflects the Company’s success in placing more emphasis on sales of extended service warranties.

For the six months ended June 30, 2001, total revenue decreased by 5.5% to $8,285,000 in 2001 from $8,766,000 in 2000.  Domestic revenue for the six months ended June 30 decreased 11.2% to $5,036,000 from $5,669,000 in 2001 and 2000, respectively.  International revenue increased 5.5% to $1,983,000 from $1,880,000 for the first six months of 2001 compared to 2000, respectively.  Service revenue increased by 4.0% to $1,266,000 from $1,217,000 for the six months ended June 30, 2001 and 2000, respectively.

Year to date revenue for 2001 is lower than 2000 due to several events occurring during the first quarter of 2000.  For the six months ended June 30, 2001 domestic revenue decreased 11.2% due to 1999 software upgrade orders associated with year 2000 compliance and 1999 system orders that were shipped in the first quarter of 2000.  Moreover, the first six months of 2000 included $789,000 in sales from the now discontinued sleep diagnostics products.  Excluding sales of sleep diagnostic products, domestic revenue increased by 3.2% for the six months ended June 30, 2001 compared to the same period in 2000.  The Company’s ongoing focus on rebuilding international markets has more than offset the first quarter 2001 decrease in international revenue, which was due to 1999 orders for system sales that were shipped in the first quarter of 2000.  The year to date increase in service revenue reflects an increase in sales of extended service warranties that has offset the first quarter decrease caused by the carryover of non-warranty service calls from 1999 to 2000 due to the heavy demand and limited resources associated with installation of year 2000 upgrades late in 1999.

New orders for domestic systems have increased by 21.7% when comparing the first six months of 2001 to 2000.  International orders for systems have increased by 16.9% when comparing the first six months of 2001 to 2000.  In addition, the Company has devoted a significant amount of its resources to marketing a new product for the cardiac rehabilitation and disease prevention markets.  The first sale occurred in the month of June 2001.

Gross Margin

Gross margin percentage increased to 43.7% of revenue for the three months ended June 30, 2001 compared to 27.0% for the same period of 2000.  For the six months ended June 30, gross margin percentage increased to 42.5% in 2001 from 33.3% in 2000.  The margin increase for both periods reflects a $332,000 reduction in the 2000 value of sleep diagnostic product inventory in conjunction with the decision to discontinue distribution of those products.  Moreover, the margin increases also reflect the impact of cost reduction programs and discontinuance of lower margin sleep diagnostics products, partially offset by lower sales of high margin software upgrade products associated with year 2000 compliance.  The Company does not expect gross margin percentages to change significantly for the balance of 2001.

Selling and Marketing

Selling and marketing expenses increased 10.5% to $1,332,000 for the three months ended June 30, 2001 from $1,205,000 in 2000.  For the six months ended June 30, selling and marketing expenses increased 5.0% to $2,482,000 in 2001 from $2,364,000 in 2000.  Both periods reflect increased expenses associated with the Company’s focus on the cardiac rehabilitation and disease prevention markets along with additional costs in support of the focus on international revenue.  The year to date increase is somewhat offset by lower commissions due to lower year to date domestic sales, primarily associated with the decrease in sales of sleep diagnostics products.

General and Administrative

General and administrative expenses decreased by 0.6% to $647,000 for the three months ended June 30, 2001 from $651,000 in 2000.  For the six months ended June 30, general and administrative expenses decreased 4.4% to $1,297,000 in 2001 from $1,356,000 in 2000.  Higher legal expenses associated with on-going litigation generally offset lower personnel costs and shareholder communications expenses for both the quarter and six-month periods.

Research and Development

Research and development expenses decreased by 22.4% to $343,000 from $442,000 for the three months ended June 30, 2001 and 2000, respectively.  For the six months ended June 30, research and development expenses decreased 6.7% to $763,000 in 2001 from $818,000 in 2000.  Ongoing expenses associated with the March 2000 acquisition of AeroSport products are lower for both the three and six months ended June 30, 2001 compared to 2000.  One of the acquired products, which has been repackaged and integrated with new software and hardware, represents a key component in the Company’s current growth initiative for the cardiac rehabilitation and disease prevention markets.

Both the three and six month periods of 2001 reflect the Company’s now completed transition to a Windows98/NT/2000 platform.  The expenses for 2001 also reflect development of new software and hardware platforms that address new market requirements such as the Health Insurance Portability and Accountability Act (HIPAA) of 1996 which will become a requirement in 2002 as well as ongoing replacement of older products.  The Company does not expect to change its current level of investment in research and development for the balance of 2001.

Amortization of Intangibles

Amortization of intangibles represents the amortization of goodwill and other intangible assets associated with acquisitions.  Amortization expenses increased by 10.2% to $324,000 from $294,000 for the three months ended June 30, 2001 and 2000, respectively.  For the six months ended June 30, amortization of intangibles increased 11.9% to $648,000 in 2001 from $579,000 in 2000.  The increase in both periods reflects the acquisition of AeroSport’s technology in March 2000 and the capitalization of eligible costs associated with on-going enhancement of the Company’s proprietary software products.

Other Income (Expense)

Interest income decreased to $48,000 from $136,000 for the three months ended June 30, 2001 and 2000, respectively.  Interest income for the six months ended June 30 decreased to $131,000 in 2001 from $216,000 in 2000.  The decrease in interest income for both periods reflects lower excess cash balances available for short-term investment as well as lower interest rates.

Interest expense was $510,000 for the three months ended June 30, 2001 and 2000.  For the six months ended June 30, interest expense decreased to $1,020,000 in 2001 from $1,084,000 in 2000.  The decrease reflects the minimum interest charges incurred during the first quarter of 2000 for the Medical Graphics bank line of credit that expired by its terms on March 31, 2000.

Income From Discontinued Operations

Income from discontinued operations of $11,063,000 for the six months ended June 30, 2000, includes a one-time gain of $11,696,000, net of taxes, related to the non-exclusive licensing of patent rights and sale of certain assets.  The gain was partially offset by $593,000 of rental expenses associated with the building previously used for ICD products as well as other expenses of $40,000 related to discontinued operations.

Liquidity and Capital Resources

The Company had cash of $3,953,000 and working capital of $10,042,000 as of June 30, 2001.  During the six months ended June 30, 2001, the Company used $2,113,000 in cash for continuing operations.  The principal uses of cash included net loss before depreciation and amortization of $1,603,000 and increases in inventory and prepaid expenses of $730,000 and $109,000, respectively.  These uses of cash were offset by a $226,000 decrease in accounts receivable and an increase of $234,000 in other liabilities and accrued expenses.  In addition, the Company used $177,000 in cash for discontinued operations, which included $145,000 for rental of the facility formerly used for the Company’s ICD products.

During the six months ended June 30, 2001, the Company used $298,000 in cash for investing activities.  Cash was used to increase the Company’s investment in proprietary software by $300,000 and to purchase $43,000 of equipment and fixtures.  Cash of $45,000 was generated from the sale of assets related to discontinued operations.

At June 30, 2001 the Company had no material commitments for capital expenditures.  The Company believes that its cash flows from operations together with its existing cash will be adequate to satisfy its liquidity and capital resource needs through June 2002.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Note Holder Litigation

On September 24, 1999, U.S. Bank National Association, as Trustee on behalf of holders of Angeion 7½% Senior Convertible Notes due April 2003 brought suit against the Company in Hennepin County District Court in the State of Minnesota.  The lawsuit sought injunctive relief, a declaratory judgment, and breach of contract and related relief, alleging that certain actions taken by Angeion in 1998 and 1999 constituted a sale of all or substantially all of Angeion’s assets, and thereby constituted a Designated Event under terms of the Indenture governing the Notes, thereby requiring repayment of the Notes.

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

On August 15, 2000, the Minnesota Court of Appeals upheld the decision of the District Court denying injunctive relief, but ruled that the District Court determination that the transaction did not constitute a sale of all or substantially all of the assets of Angeion was premature and reversed and remanded the case for further discovery on that issue.  The Court of Appeals also stated that the sale or license of patent rights could constitute a sale of all or substantially all of the assets of a corporation.  The Court of Appeals also determined, however, that a January 1999 Restructuring, an April 1999 Restructuring and the entering into a May 1999 Withdrawal Agreement did not convey, transfer, or lease assets and that therefore, as a matter of law these actions could not trigger an obligation to make a repurchase offer.

On September 14, 2000, Angeion petitioned the Minnesota Supreme Court for review of the decision of the Court of Appeals.  In an order dated October 25, 2000, Angeion’s petition for further review was denied.  Accordingly, the case has been returned to the District Court for further discovery.  Discovery has been conducted since that date.

The case is scheduled for trial in May 2002.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits List

None

(b)        Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation

(Registrant)
Date:	August 10, 2001	/s/ Richard E. Jahnke

Richard E. Jahnke, President and ChiefExecutive Officer (Principal Executive Officer)

Date:	August 10, 2001	/s/ Dale H. Johnson

Dale H. Johnson, Chief Financial Officer(Chief Accounting Officer)