Form 10-Q
period 2001-09-30
ANGEION CORP/MN
filed 2001-11-14
CIK 815093

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001.

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

As of November 13, 2001, the Company had outstanding 3,556,589 shares of common stock, $0.01 par value.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited, in thousands except share data)

	September 30,	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$3,052	$6,350
Accounts receivable, net of allowance for doubtful accounts of $232 and $153, respectively	4,171	4,631
Inventories	5,197	3,979
Prepaid expenses and other current assets	521	218
Total current assets	12,941	15,178

Net non-current assets of discontinued operations	191	236
Equipment and fixtures, net	1,449	1,895
Intangible assets, net	11,507	12,000
Other assets	329	724
Goodwill, net	497	524
	$26,914	$30,557

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$794	$812
Employee compensation	681	549
Deferred income	1,021	984
Warranty reserve	186	239
Net current liabilities of discontinued operations	234	457
Other liabilities and accrued expenses	1,233	474
Total current liabilities	4,149	3,515

Long-term debt	20,198	20,198

Shareholders' equity:
Common stock, $.01 par value. Authorized 10,000,000 shares; issued and outstanding 3,556,589 shares in 2001 and 3,481,584 shares in 2000	36	35
Additional paid-in capital	123,990	123,905
Cumulative translation adjustment	(9)	(9)
Accumulated deficit	(121,450)	(117,087)
Total shareholders' equity	2,567	6,844
	$26,914	$30,557
See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenues
Equipment and supply sales	$3,349	$3,446	$10,368	$10,995
Service revenue	659	622	1,925	1,839
	4,008	4,068	12,293	12,834
Cost of goods sold
Cost of equipment and supplies	2,231	2,473	6,768	8,061
Cost of service revenue	104	122	331	385
	2,335	2,595	7,099	8,446

Gross margin	1,673	1,473	5,194	4,388

Operating expenses:
Selling and marketing	1,284	1,187	3,766	3,551
General and administrative	966	680	2,263	2,036
Research and development	441	425	1,204	1,243
Amortization of intangibles	276	294	924	873
	2,967	2,586	8,157	7,703

Operating loss	(1,294)	(1,113)	(2,963)	(3,315)

Other income (expense):
Interest income	29	134	160	350
Interest expense	(511)	(511)	(1,531)	(1,595)

Loss before taxes	(1,776)	(1,490)	(4,334)	(4,560)

Provision for taxes	-	-	-	-

Loss from continuing operations	(1,776)	(1,490)	(4,334)	(4,560)

Income (loss) from discontinued operations, net of taxes	-	22	(29)	11,085

Net income (loss)	$(1,776)	$(1,468)	$(4,363)	$6,525

Net income (loss) per share - basic and diluted
Continuing operations	$(0.50)	$(0.43)	$(1.24)	$(1.25)
Discontinued operations	-	0.01	(0.01)	3.04
Net income (loss)	(0.50)	(0.42)	(1.25)	1.79

Weighted average common shares outstanding
Basic and diluted	3,543	3,466	3,502	3,645

See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2001	2000
Cash Flows From Operating Activities:
Net income (loss)	$(4,363)	$6,525
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
(Income) loss from discontinued operations	29	(11,085)
Depreciation and amortization	1,428	1,377
Changes in operating assets and liabilities:
Accounts receivable	460	832
Inventory	(1,218)	682
Prepaid expenses and other current assets	92	257
Accounts payable	(18)	(272)
Employee compensation	132	(130)
Other liabilities and accrued expenses	815	395
Net cash used in continuing operations	(2,643)	(1,419)
Net cash used in discontinued operations	(252)	(3,076)
Net cash used in operating activities	(2,895)	(4,495)

Cash Flows From Investing Activities:
Purchase of equipment and fixtures	(58)	(256)
Investment in proprietary software	(404)	(559)
Acquisition of operating assets	-	(468)
Net cash used in continuing operations	(462)	(1,283)
Net cash provided by discontinued operations	45	9,293
Net cash provided by (used in) investing activities	(417)	8,010

Cash Flows From Financing Activities:
Borrowings under bank line of credit	-	6,927
Payments under bank line of credit	-	(6,927)
Proceeds from stock transactions	14	24
Net cash provided by financing activities	14	24

Net increase (decrease) in cash and cash equivalents	(3,298)	3,539

Cash and cash equivalents at beginning of period	6,350	5,263

Cash and cash equivalents at end of period	$3,052	$8,802

Cash paid for interest expense	$757	$812

See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

1.             Basis of Presentation

The consolidated balance sheet as of September 30, 2001, the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2001 and 2000, and the related information presented in these notes have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The balance sheet at December 31, 2000 was derived from the audited financial statements as of that date.  Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  For further information, refer to the financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three and nine months ended September 30, 2001 and 2000, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

2.             Reclassifications

Certain amounts in Angeion’s Form 10-Q for the three and nine months ended September 30, 2000 have been reclassified to conform to the 2001 presentation.  These reclassifications had no effect on net income or shareholders’ equity as previously reported.

3.             Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period.  Net income (loss) per share assuming dilution reflects the potential dilution to basic net income per share that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the if-converted and treasury stock methods based upon the weighted-average fair value of the Company’s common shares during the period.  The Company uses loss from continuing operations as the “control” number in determining whether these potential common shares are dilutive or antidilutive because it has reported a discontinued operation.  Therefore, the same number of potential common shares used in computing the diluted per-share amount for income (loss) from continuing operations for a reporting period is used in computing all other reported diluted per-share amounts, even if these amounts are antidilutive to their respective basic per-share amounts.

4.             Other Commitments

On December 21, 2000, as part of its strategy to leverage its core technologies and market reputation to enter the cardiac rehabilitation and disease prevention market, the Company entered into a letter of intent and term sheet with a Georgia corporation engaged in the business of developing and delivering risk assessment and lifestyle management materials and services to patients for improved cardio-vascular health.  The agreement gave the Company exclusive distribution rights to a cardiac rehabilitation product for testing until July 1, 2001 in exchange for payments of $750,000 over a six-month period.  These payments may be applied, at the Company’s discretion toward either the purchase of the cardiac rehabilitation products or equity in the Georgia corporation. The agreement automatically renewed by its terms and now continues on a month-to-month basis with payments of $100,000 per month until December 31, 2001, unless notice is given 60 days prior to a proposed termination date.  The letter of intent and term sheet also defines the general terms under which the Company has the right, but not the obligation, to acquire the Georgia corporation during the distribution period.  The Company has $1,045,000 of these cardiac rehabilitation products included in inventory at September 30, 2001.

5.             Litigation

On November 1, 2001, the Company entered into a settlement agreement that resolved all outstanding litigation with U.S. Bank National Association, as Trustee for the holders of the Company’s 7-1/2% Senior Convertible Notes due 2003.  Under the settlement, the Company paid the Trustee $300,000 subsequent to September 30, 2001 and has been released from all claims asserted in the complaint.  In turn, the Trustee has been released from all counterclaims asserted by the Company.  The lawsuit had been brought by the Trustee in September 1999, and alleged that certain actions by the Company violated the terms of the Indenture and required prepayment of amounts due under the Indenture.

6.             New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.  Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.  Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142.  Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002.  Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting literature prior to the full adoption of Statement 142.

Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill.  Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with Statement 142’s transitional impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test.  In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $487,000, unamortized identifiable intangible assets in the amount of $11,346,000, both of which will be subject to the transition provisions of Statements 141 and 142.  Amortization expense related to goodwill was $37,000 and $27,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.  Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August 2001, the Financial Accounting Standards Board approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, this statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement also amends ARB No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required and plans to adopt the provisions of SFAS No. 144 in the first quarter of fiscal 2003.

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

Overview

Angeion, through its Medical Graphics Corporation subsidiary, develops, manufactures and markets non-invasive cardiorespiratory diagnostic systems and related software for the management and improvement of cardiorespiratory health under the MedGraphics trade name.  The primary MedGraphics products include pulmonary function and cardiopulmonary exercise testing systems.  Traditionally, Medical Graphics’ revenue has been generated from this area.

On December 13, 2000, the Company announced that it intended to focus a significant portion of its resources on the cardiac rehabilitation and disease prevention markets, which are a logical extension of its core diagnostic systems business.  This will add a much larger consumer focused market to the Company’s business and if successful, will lessen its dependence on one-time sales of capital equipment to large medical facilities.  Angeion stated that new product offerings would build on the Company’s core exercise stress testing technologies including expert system software products and its AeroSport metabolic analyzer products.

As part of its strategy, the Company entered into a letter of intent and term sheet with a Georgia corporation engaged in the business of developing and delivering risk assessment and lifestyle management materials and services to patients for improved cardiovascular health.  See Note 4, “Other Commitments” in this Form 10-Q.

On January 16, 2001, the Company announced that Medical Graphics was adding the Personal Digital CoachTM to its cardiorespiratory products.  The Personal Digital CoachTM is a proprietary device that provides verbal feedback to the user regarding exercise intensity.  The Company will market this new product to the cardiac rehabilitation, fitness club and weight-loss industries through rights obtained under an exclusive OEM distribution agreement with a third party.

During the third quarter 2001, the Company completed the branding strategy for its new product and continued to develop the related packaging and marketing materials.  In addition, the Company began selling its new product, the New LeafTM Personal Exercise System that includes the Personal Digital Coach, in conjunction with selected early-adopting customers, initially cardiac rehabilitation centers and fitness clubs.  Moreover, the Company is continuing to develop and refine its marketing plans while at the same time expanding its customer base.

Results of Operations

Angeion Corporation recorded a net loss of $1,776,000 for the three months ended September 30, 2001 compared to a net loss of $1,468,000 for the same period in 2000.  These amounts included no income from discontinued operations for the three months ended September 30, 2001 and income of $22,000 from discontinued operations for 2000.

For the nine months ended September 30, 2001, the Company recorded a loss of $4,363,000 compared to net income of $6,525,000 for the same period in 2000.  Net income for 2000 included income from discontinued operations of $11,085,000, which is represented by a one-time gain of $11,696,000, net of taxes, from the non-exclusive licensing of patent rights and sale of certain assets, offset by $611,000 of discontinued operating expenses.

Revenues

Revenues consist of product sales and service revenues.  Product sales reflect sales of Medical Graphic’s non-invasive cardiorespiratory diagnostic systems and related software and aftermarket sales of peripherals and supplies.  Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

Total revenue decreased 1.5% to $4,008,000 from $4,068,000 for the three months ended September 30, 2001 and 2000, respectively.  Domestic revenue decreased by 3.0% to $2,587,000 in 2001 compared to $2,667,000 in 2000.  International revenue decreased 2.2% to $762,000 in 2001 from $779,000 in 2000.  Service revenue increased by 5.9% to $659,000 in 2001 from $622,000 in 2000.

The third quarter revenue decrease of 1.5% reflects a delay of customer orders, both domestically and internationally, due primarily to the shock and uncertainty caused by the September 11, 2001 events on the East coast.  While difficult to measure, there is clear indication that some customers have delayed orders that would have been received in September while others are taking a wait and see stance.  Moreover, domestic customers with government funding are now permitted to “obligate funds” in one fiscal year and make their purchase in the next fiscal year.  The Company has received a number of product orders from United States government agencies during the month of October 2001 that can be attributed to funds obligated during the government fiscal year ended September 30, 2001.  The service revenue increase for the second quarter reflects the Company’s continuing success in placing more emphasis on sales of extended service warranties.

For the nine months ended September 30, 2001, total revenue decreased by 4.2% to $12,293,000 in 2001 from $12,834,000 in 2000.  Domestic revenue decreased 8.6% to $7,623,000 in 2001 from $8,336,000 in 2000.  International revenue increased 3.2% to $2,745,000 in 2001 from $2,659,000 in 2000.  Service revenue increased by 4.7% to $1,925,000 in 2001 from $1,839,000 in 2000.

While year to date revenue for 2001 reflects the delays in customer orders experienced in September, it also continues to reflect several events occurring during the first quarter of 2000.  Domestic revenue for 2000 included the carryover of 1999 software upgrade orders associated with year 2000 compliance.  Moreover, the first nine months of 2000 included $824,000 in sales from the now discontinued sleep diagnostics products.  The Company’s ongoing focus on rebuilding international markets has more than offset the first quarter 2001 decrease in international revenue.  The year to date increase in service revenue reflects an increase in sales of extended service warranties that has offset the first quarter decrease caused by the carryover of non-warranty service calls from 1999 to 2000 due to the heavy demand and limited resources associated with installation of year 2000 upgrades late in 1999.

The Company has devoted a significant amount of its resources during the past year to developing its New Leaf Personal Exercise System for the cardiac rehabilitation, disease prevention, fitness club and weight-loss markets.  Although the Company began selling its New Leaf Personal Exercise System during September 2001, revenue from the first sales of this new product was not significant for the three and nine months ended September 30, 2001.

Gross Margin

Gross margin percentage increased to 41.7% of revenue for the three months ended September 30, 2001 compared to 36.2% for the same period of 2000.  For the nine months ended September 30, gross margin percentage increased to 42.3% in 2001 from 34.2% in 2000.  The margin increase for the third quarter reflects the results of cost reduction programs.  The margin increase for the nine months ended September 30, 2001 also reflects a $332,000 reduction in the 2000 value of sleep diagnostic product inventory in conjunction with the decision to discontinue distribution of those products.  Moreover, the year-to-date margin increase also reflects the impact of cost reduction programs and discontinuance of lower margin sleep diagnostics products, partially offset by lower sales of high margin software upgrade products associated with year 2000 compliance.  The Company does not expect gross margins percentages to change significantly for the balance of 2001.

Selling and Marketing

Selling and marketing expenses increased 8.2% to $1,284,000 for the three months ended September 30, 2001 from $1,187,000 in 2000.  For the nine months ended September 30, selling and marketing expenses increased 6.1% to $3,766,000 in 2001 from $3,551,000 in 2000.  Both periods reflect increased expenses associated with the Company’s focus on developing its New Leaf Personal Exercise System.  The year to date increase also reflects additional costs in support of the focus on international revenue, which is somewhat offset by lower commissions due primarily to the decrease in sales of sleep diagnostics products.

General and Administrative

General and administrative expenses increased by 42.1% to $966,000 for the three months ended September 30, 2001 from $680,000 in 2000.  For the nine months ended September 30, general and administrative expenses increased 11.1% to $2,263,000 in 2001 from $2,036,000 in 2000.  Both the quarter and nine-month periods include $300,000 paid subsequent to September 30, 2001 as part of a settlement agreement that resolved the on-going litigation with U.S. Bank National Association, as Trustee for the holders of the Company’s 7-1/2% Senior Convertible Notes.  See “Note Holder Litigation,” Item 1. Legal Proceedings, Part II of this Form 10-Q.  In addition, both periods include higher legal expenses associated with that litigation somewhat offset by lower personnel costs and shareholder communications expenses.

Research and Development

Research and development expenses for the three months ended September 30 increased by 3.8% to $441,000 in 2001 from $425,000 in 2000.  For the nine months ended September 30, research and development expenses decreased 3.1% to $1,204,000 in 2001 from $1,243,000 in 2000.

The third quarter of 2001 includes an increase in engineering expenses associated with product redesign as well as the cost of software changes required by Microsoft’s decision to force a change from Windows 2000 to Windows XP.  Lower ongoing expenses associated with the March 2000 acquisition of AeroSport products somewhat offset these increased expenses for the quarter.  Moreover, total research and development expenses for the nine months ended September 30, 2001 have been more than offset by lower on-going expenses associated with AeroSport.  One of the products acquired from AeroSport has been repackaged and integrated with new software and hardware and now represents a key component in the Company’s current growth initiative for the cardiac rehabilitation, disease prevention, fitness club and weight-loss markets

Both the three and nine month periods of 2001 reflect the Company's now completed transition to a Windows98/NT/2000 platform.  The expenses for 2001 also reflect development of new software and hardware platforms that address new market requirements such as the Health Insurance Portability and Accountability Act (HIPAA) of 1996 which will become a requirement in 2002 as well as ongoing replacement of older products.

Amortization of Intangibles

Amortization of intangibles represents the amortization of goodwill and other intangible assets associated with acquisitions.  Amortization expenses for the three months ended September 30 decreased by 6.1% to $276,000 in 2001 from $294,000 in 2000.  For the nine months ended September 30, amortization of intangibles increased 5.8% to $924,000 in 2001 from $873,000 in 2000.  The year to date increase reflects the acquisition of AeroSport’s technology in March 2000 and the capitalization of eligible costs associated with on-going enhancement of the Company’s proprietary software products.

Other Income (Expense)

Interest income for the three months ended September 30 decreased to $29,000 in 2001 from $134,000 in 2000.  Interest income for the nine months ended September 30 decreased to $160,000 in 2001 from $350,000 in 2000.  The decrease in interest income for both periods reflects lower excess cash balances available for short-term investment as well as lower interest rates.

Interest expense was $511,000 for the three months ended September 30, 2001 and 2000.  For the nine months ended September 30, interest expense decreased to $1,531,000 in 2001 from $1,595,000 in 2000.  The year to date decrease reflects the minimum interest charges incurred during the first quarter of 2000 for the Medical Graphics bank line of credit that expired by its terms on March 31, 2000.

Income From Discontinued Operations

Income from discontinued operations of $11,085,000 for the nine months ended September 30, 2000, includes a one-time gain of $11,696,000, net of taxes, related to the non-exclusive licensing of patent rights and sale of certain assets.  The gain was partially offset by $593,000 of rental expenses associated with the building previously used for ICD products as well as other expenses of $18,000 related to discontinued operations.

Liquidity and Capital Resources

The Company had cash of $3,052,000 and working capital of $8,792,000 as of September 30, 2001.  During the nine months ended September 30, 2001, the Company used $2,643,000 in cash for continuing operations.  The principal uses of cash included net loss before depreciation and amortization of $2,935,000 and an increase in inventory of $1,218,000.  A $460,000 decrease in accounts receivable, an increase of $815,000 in other liabilities and accrued expenses and an increase in employee compensation of $132,000 offset these uses of cash.  In addition, the Company used $252,000 in cash for discontinued operations, which included $220,000 for rental of the facility formerly used for the Company’s ICD products.

During the nine months ended September 30, 2001, the Company used $417,000 in cash for investing activities.  Cash was used to increase the Company’s investment in proprietary software by $404,000 and to purchase $58,000 of equipment and fixtures.  Cash of $45,000 was generated from the sale of assets related to discontinued operations.

At September 30, 2001 the Company had no material commitments for capital expenditures.  The Company believes that its cash flows from operations together with its existing cash will be adequate to satisfy its liquidity and capital resource needs through September 2002.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Note Holder Litigation

On November 1, 2001, the Company entered into a settlement agreement that resolved all outstanding litigation with U.S. Bank National Association, as Trustee for the holders of the Company’s 7-1/2% Senior Convertible Notes due 2003.  Under the settlement, the Company agreed to pay the Trustee $300,000 and will be released from all claims asserted in the complaint.  In turn, the Trustee has been released from all counterclaims asserted by the Company and has agreed to assist the Company and the note holders in their good faith negotiations to restructure the debt represented by the Senior Convertible Notes.  In connection with the settlement, the parties agreed that the lawsuit would be dismissed with prejudice. The lawsuit had been brought by the Trustee in September 1999, and alleged that certain actions by the Company violated the terms of the Indenture and required prepayment of amounts due under the Indenture.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its 2001 Annual Meeting of Shareholders on July 25, 2001.  At the meeting, the shareholders of the Company took the following action:

Election of Directors

The shareholders elected the following persons to serve as directors of the Company for a period of one year or until their successor is elected and qualified:

Name

Votes for

Votes Withheld

Arnold A. Angeloni	3,144,332	41,086
Dennis E. Evans	3,144,967	40,451
James B. Hickey, Jr.	3,139,398	46,020
Richard E. Jahnke	3,143,662	41,756
John C. Penn	3,144,517	40,901
Mark W. Sheffert	3,144,537	40,881
Glen Taylor	3,143,484	41,934

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits List

None

(b)           Reports on Form 8-K

                No reports on Form 8-K were filed during the three months ended September 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date:	November 13, 2001	/s/ Richard E. Jahnke

Richard E. Jahnke, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2001	/s/ Dale H. Johnson

Dale H. Johnson, Chief Financial Officer