Form 10KSB
period 2001-12-31
ANGEION CORP/MN
filed 2002-04-15
CIK 815093

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20509

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2001.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

COMMISSION FILE NO. 001-13543

ANGEION CORPORATION

(Exact name of the registrant as specified in its charters)

Minnesota	41-1579150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

350 Oak Grove Parkway, Saint Paul, Minnesota 55127-8599

(Address of principal executive offices)

Registrant’s telephone number, including area code: (651) 484-4874

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

Preferred Stock Purchase Rights

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year were $16,666,000.

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer as of April 1, 2002 was approximately $2,476,000, based upon the closing sale price for the issuer’s common stock on that date as reported by the Nasdaq SmallCap Market.

There were 3,594,627 shares of the issuer’s Common Stock, $.01 par value per share, outstanding as of April 1, 2002.

Documents Incorporated By Reference: None.

PART I

Item 1.  Description of Business.

Unless the context requires otherwise, references in this Form 10-KSB to “Angeion” or the “Company” means Angeion Corporation, while references to “Medical Graphics” or “MedGraphics” refers to Medical Graphics Corporation, a wholly-owned subsidiary of Angeion.  Angeion acquired Medical Graphics in December 1999.  For periods after December 21, 1999 Angeion and Medical Graphics are collectively referred to as the “Company.”

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

In August 1990, the Company established a subsidiary to assume responsibility for the intensified research efforts on the development of a laser catheter ablation system, and in October 1990, the Company acquired a company engaged in the development of an automatic implantable cardioverter defibrillator (“ICD”) system.  Subsequent to this acquisition, Angeion designed, developed, manufactured and marketed products, including ICDs, which treat irregular heartbeats (arrhythmias).  ICDs are designed to treat abnormally rapid heartbeats in the ventricular (or lower) chambers of the heart, a condition known as ventricular tachycardia (“VT”), and a severe form of VT known as ventricular fibrillation (“VF”), that if not terminated will lead to sudden cardiac death.  ICDs are electronic devices that are implanted within the body and are connected to the heart with defibrillator leads.  These devices monitor the patient’s heartbeat and, in the event of VT or VF, deliver an electrical shock to return the heartbeat to normal rhythm.

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

In October 1997, the Company entered into a strategic relationship with Synthélabo, a French pharmaceutical company, pursuant to which Synthélabo purchased the Company’s common stock and warrants under an Investment and Master Strategic Relationship Agreement (the “Investment Agreement”).  In May 1999, Synthélabo and Sanofi, S.A. merged and created a new French pharmaceutical company, Sanofi-Synthélabo.  All future references in this Form 10-KSB to this entity will be to Sanofi-Synthélabo.  In addition, ELA Medical, S.A., a subsidiary of Sanofi-Synthélabo, marketed the Company’s products in Europe and Japan.  ELA Medical, Inc., another subsidiary of Sanofi-Synthélabo, entered into a joint venture (“Joint Venture”) with the Company that combined the two companies’ sales and marketing functions and served as the U.S. selling organization for both companies.  Pursuant to the Investment Agreement, Sanofi-Synthélabo made equity investments in Angeion totaling $20 million prior to December 31, 1998.

Through December 31, 1998, the Company had incurred operating losses every year since inception and at December 31, 1998 had an accumulated deficit since inception of $123.0 million and a shareholders’ deficit of $6.3 million.  During the year ended December 31, 1998, the Company had net sales of $4.6 million and an operating loss of $36.6 million.

Angeion 1999 Developments.

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

On May 7, 1999, the Company’s Board of Directors approved a one-for-ten reverse stock split of the Company’s common stock for shareholders of record at the close of business on May 17, 1999.  All share and per share information contained in this report on Form 10-KSB has been retroactively adjusted to reflect the impact of the reverse stock split.

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

The Company’s obligations to supply ICDs to ELA Medical in the United States were governed by the manufacturing and supply agreement entered into as part of the Withdrawal Agreement.  Also upon closing, the Company would be relieved of its obligation under the Investment Agreement to enter into a patent and related intellectual property cross license with Sanofi-Synthélabo.  In certain circumstances pursuant to which the transactions contemplated by the 1999 ELA Agreement would not close, including but not limited to a failure of either the shareholders to approve, or the Note holders to consent to such transactions, the Company would be required to enter into a cross-license agreement with ELA Medical pursuant to which the each party would grant to the other, a non-exclusive, fully paid-up, royalty-free and perpetual worldwide license to the party’s patents and patent applications related to cardiac stimulation devices.

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

On September 23, 1999, the Company announced that it had entered into an agreement with Medical Graphics Corporation, a publicly held Minnesota corporation (“Medical Graphics”), pursuant to which the Company would acquire Medical Graphics through the merger (the “Merger”) of Medical Graphics with a wholly owned subsidiary of the Company for aggregate consideration of approximately $16.3 million in cash.  The Company announced that upon consummation of the Merger, it was the Company’s intention to focus its efforts primarily on the cardiopulmonary and respiratory markets served by Medical Graphics.  Consummation of the Merger was subject to approval of the shareholders of Medical Graphics.  The Medical Graphics acquisition was completed on December 21, 1999.

Angeion 2000 Developments.

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

On March 23, 2000, the Company executed and closed a Settlement, License and Asset Purchase Agreement with Medtronic under which the Company granted Medtronic a one-way, non-exclusive, fully paid-up, royalty free license for its cardiac stimulation technology (“2000 Medtronic agreement”).  The agreement was similar to the 1999 Medtronic Agreement that was never consummated.  As part of the agreement, the Company sold to Medtronic certain unfiled patent disclosures relating to cardiac stimulation devices.  Under the agreement, the Company and Medtronic also agreed to release each other from any patent infringement claims for products sold or used prior to the closing date.  In connection with the 2000 Medtronic Agreement, Medtronic made a payment of $9,000,000 to the Company.

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

On December 13, 2000 at its Annual Meeting of Shareholders, the Company discussed its future growth strategy.  The Company announced that it intended to focus a significant portion of its resources on the cardiac rehabilitation and disease prevention markets, which were a logical extension of its core diagnostic systems business.  Angeion stated that new product offerings would build on the Company’s core exercise stress testing technologies, including its expert system software products and the AeroSport metabolic analyzer products.

Angeion 2001 Developments.

On January 16, 2001, the Company announced that its Medical Graphics subsidiary was adding the Personal Digital CoachTM to its cardio-respiratory products.  The Personal Digital CoachTM is a proprietary device that provides verbal feedback to the user regarding exercise intensity.  The Company announced that it would market this new product to the cardiac rehabilitation, fitness club and weight loss industries through an exclusive OEM distribution agreement with New Life Technologies, a privately held Virginia corporation.

During the summer of 2001, the Company introduced the New Leaf® brand as the umbrella brand name for its planned family of health and fitness products to be marketed to consumers through health and fitness clubs, cardiac rehabilitation centers, weight loss centers and other retail outlets.  The first product to carry the New Leaf brand, the New Leaf Personal Exercise System, was also introduced at that time.  The product provides the consumer with a personalized exercise plan based on an assessment of the customer’s level of fitness and metabolism.  The assessment is performed at a health club or fitness center equipped with one of the Company’s VO2 assessment systems.  The participating consumer must purchase a kit containing the single user materials required for the VO2 assessment and, optionally, a Personal Digital Coach that is then programmed with the user’s exercise plan and provides verbal coaching during exercise to help the user exercise at the correct intensity level to achieve the desired results.  The Company also began marketing the INTERXVENT comprehensive cardiovascular disease risk reduction program (personalized lifestyle management education materials and counseling) as a complementary product to the New Leaf Personal Exercise System.

Initially, the Company is focused on selling the New Leaf Personal Exercise System to 32 million members of approximately 17,000 fitness clubs in the United States as well as another 5 to 7 million individuals with some form of cardiovascular disease.  The Company believes that the former represents over a $5 billion dollar market for the exercise system while the latter represents at least another $1 billion market.  In comparison, the Company currently sells its cardiorespiratory products to a market that approximates $100 million.  Management is committed to this new product, which builds upon the Company’s existing business and core competencies and expands the business model from one based on one-time sales of capital equipment to one that includes providing a product that ultimately gets sold to each customer.

On November 1, 2001, the Company entered into a settlement agreement that resolved all outstanding litigation with U.S. Bank National Association, as Trustee for the holders of the Company’s 7-1/2% Senior Convertible Notes due 2003.  The lawsuit had been brought by the Trustee in September 1999, and alleged that certain actions by the Company violated the terms of the Indenture and required prepayment of amounts due under the Indenture.  Under the settlement, the Company agreed to pay the Trustee $300,000 and was released from all claims asserted in the complaint.  In turn, the Trustee has been released from all counterclaims asserted by the Company and has agreed to assist the Company and the Note holders in their good faith negotiations to restructure the debt represented by the Senior Convertible Notes.  In connection with the settlement, the parties agreed that the lawsuit would be dismissed with prejudice.

Angeion 2002 Developments.

In March 2002, the Company completed a revision of its agreement with INTERXVENTUSA, a Georgia corporation engaged in the business of developing and delivering risk assessment and lifestyle management materials and services to patients for improved cardiovascular health.  The Company modified the agreement such that the payments aggregating $1,340,000 made in 2001, together with an additional $75,000, represents complete payment for a perpetual license to use certain INTERXVENTUSA intellectual property as part of a custom-developed private label product that is a web enabled self-help lifestyle management program.  This new program will allow the user to select specific subjects of interest or design a comprehensive program from an array of subjects.  Unlike other products offered by INTERXVENTUSA, this private label product is being designed for consumer use without the requirement of human intervention, such as in-person or remote mentoring.  This significantly broadens the program’s potential market and availability.  The Company has agreed to make royalty payments of 15% on all amounts received for the program with a $5.00 per participant minimum applicable to each consumer.  This new product will carry the New Leaf brand name and be marketed as part of the New Leaf brand of health and fitness products now being introduced to the market.

(b)           Financial Information about Industry Segments.

The Company operates in a single industry segment: the research, development, manufacture and marketing of medical devices and fitness related products, including non-invasive cardio-respiratory diagnostic systems and related software.

(c)           Narrative Description of Business.

General

Angeion, through its Medical Graphics Corporation subsidiary, designs non-invasive diagnostic systems and related software products that assist health care professionals in the prevention, early detection and cost-effective treatment of heart and lung disease under the “MedGraphics” trade name.  Primary MedGraphics products include pulmonary function and cardiopulmonary exercise (“CPX”) testing systems.  MedGraphics systems operate with its proprietary BreezeSuiteTM Windows 98/NT/2000/XP compatible software, which is designed to be simple and easy-to-use while at the same time, provide the flexibility to address the specific needs of hospitals, clinics and physician offices.  This software provides a common platform for all MedGraphics products.  All MedGraphics’ products, except for certain OEM products, are sold with a personal computer, full color monitor, printer and other peripherals.

Pulmonary Function Systems.  Health care professionals use assessment of pulmonary function to diagnose lung diseases, such as asthma and emphysema, and manage treatment of their patients.  Pulmonary function applications include screening asthma patients, pre-operative and post-operative assessment of heart and lung surgery patients, evaluating lung damage from occupational exposures and documenting responses to therapy.

These pulmonary function systems fall into three major product categories: Spirometry, Complete Pulmonary Function and Body Plethysmography.

All MedGraphics pulmonary function products also use the preVentTM pneumotach, a patented disposable mouthpiece/flow measurement device that eliminates concern over the transmission of infectious diseases.  The preVentTM gives all MedGraphics products the capability to perform spirometry, a test that measures the flow rates, volumes (capacities) and mechanical properties of the lung.  MedGraphics pulmonary function products use a patented “expert system,” Pulmonary ConsultTM, to assist physicians in the interpretation of test results.

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

Complete Pulmonary Function Systems.  The ProfilerTM Series comprises MedGraphics’ Complete Pulmonary Function systems.  The ProfilerTM is a desktop or cart-mounted module that performs non-invasive assessment of an individual’s volumes (capacities), pressures, gas diffusion and mechanical properties in the lung.

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

The CPX Series is sold in several different configurations:

CPX/DTM.  The basic exercise testing system is a CPX/DTM , which measures an individual’s fitness levels while exercising and their ability to perform work (functional capacity) or activities of daily living (ADL).

CCM/DTM.  The basic metabolic assessment system is a CCM/DTM that measures the nutritional requirements of a patient at rest.

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

VO 2000TM.  The VO 2000TM is a portable/ambulatory version that is about twice the size of a typical portable CD player and can transmit data via telemetry.  In addition to all of the uses for CPX, applications for these portable and wearable products include assessment of work capacity in occupational medicine and physical therapy as well as field training of amateur and elite athletes during participation in their actual events.  The VO 2000TM is a key component of the Company’s New Leaf Personal Exercise System health and fitness product.

The CPX/DTM and CPX EXPRESSTM can also be used in conjunction with other manufacturers’ stand-alone ECG systems.

Applications for the cardiopulmonary systems include distinguishing between cardiovascular and pulmonary disease, screening for early signs of cardiac and pulmonary dysfunction, establishing exercise prescriptions and training programs and evaluating the efficacy of prescribed therapy.  Customers include hospital cardiopulmonary laboratories, cardiology and pulmonary office-based clinics; critical care units, cardiac rehabilitation units, human performance laboratories and health clubs.

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

Sleep Diagnostics Systems (Discontinued).  In April 1997, Medical Graphics and Compumedics Sleep Pty Ltd, an Australian corporation, entered into a three-year original equipment manufacturer distribution agreement under which Compumedics granted Medical Graphics rights to promote, market and distribute Compumedics diagnostic sleep systems in the United States under the MedGraphics label.

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

There were no sales of sleep diagnostic systems during 2001 while sales of those products were 4.8% of revenue in 2000.

Competition

The industry for companies selling cardiopulmonary diagnostic systems is competitive.  There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by Medical Graphics.  Medical Graphics’ competitors include large medical companies, some of which have greater financial and technical resources and broader product lines.  The principal competitors for Medical Graphics’ current products are Viasys Healthcare Inc., formerly a part of Thermo Electron Corporation and Ferraris Medical Inc.  The Company believes that the principal competitive factors in its markets are product features, price, quality, customer service, performance, market reputation, breadth of product offerings and effectiveness of sales and marketing efforts.

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

Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share.  The timing of market introduction of competitive products could adversely affect the competitiveness of Medical Graphics’ products.  Accordingly, the relative speeds with which the Company can develop products, complete clinical testing and the regulatory approval process and supply commercial quantities of the product to the market are important competitive factors.  The Company expects that competition will also be based on many factors, including device size and weight, longevity, ease of programmability, ability to provide diagnostic capability, product reliability, physician familiarity with the device, patent protection, sales and marketing capability, third-party reimbursement policies, reputation and price.

The Company’s new product, the New Leaf Personal Exercise System, includes elements that individually have numerous competitors.  The Company believes, however, that its integration of these components into a complete program for the consumer has been accomplished in a unique manner.  The Company has protected this product with various patents and is presently unaware of any other system that competes directly.

Manufacturing

Medical Graphics currently manufactures and assembles all major analyzer components of its pulmonary systems including a waveform analyzer, gas chromatograph, nitrogen analyzer and oxygen analyzer.  Sheet metal, electrical components and some measurement devices are purchased from outside vendors and are tested, assembled and packaged by Medical Graphics personnel into fully integrated systems.  Medical Graphics also acquires general-purpose computers, monitors and printers from a variety of sources and integrates its proprietary transducer modules into these systems.  Medical Graphics acquires its cycle ergometers and treadmills from third parties.  A third party manufactures the Company’s New Leaf Personal Digital Coach.  Although some of Medical Graphics’ components are purchased from only one or a limited number of suppliers, Medical Graphics believes that if it were unable to obtain components from these suppliers, it would be able to obtain comparable components from other sources without significant additional expense or interruption of business.

During 2001, the Company continued with a Supply Chain Management Program that commenced in 2000.  The Company believes this process, coupled with an aggressive sustaining engineering program, has contributed to a reduction in warranty costs; improved labor cost control as well as improved manufacturing efficiencies.  Medical Graphics is ISO 9001 certified for its development and manufacturing processes.  See “Regulation by Foreign Governments” for additional discussion of the Company’s ISO 9001 certification.

Marketing and Distribution

Medical Graphics markets its products in the United States through a direct sales force that targets customers located in hospitals, university-based medical centers, clinics and physician offices of heart and lung specialists.  Each salesperson is responsible for a specific geographic area and sells Medical Graphics’ complete product line to all customers, from hospitals to physician offices within that area.  The Company markets its New Leaf personal exercise product through a separate direct sales force that targets customers located in fitness clubs, weight loss centers and cardiac rehabilitation clinics.  Medical Graphics salespersons are compensated with a base salary, expense reimbursement and a revenue-based commission.

Medical Graphics markets its products outside the United States through sales organizations that operate primarily as distributors.  During 2001, Medical Graphics used approximately 37 international sales organizations to sell its products into 44 countries.  These organizations typically carry a limited inventory of MedGraphics products and sell these products in specific geographic areas, generally on an exclusive basis.  International sales accounted for 21.5% and 21.7% of total sales in 2001 and 2000, respectively.  All of Medical Graphics’ international sales are made on a United States dollar-denominated basis to distributors.

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

Research and Development

Medical Graphics’ research and development expenses for 2001 reflected continuing efforts to convert its products to the Windows 98/NT/2000/XP platform.  Two new Windows 98/NT/2000 pulmonary function software products were introduced during 1998.  Software for cardiopulmonary exercise testing systems was converted to the Windows 98/NT/2000 platform during 2000.  During 2001, the Pulmonary and Gas Exchange software products were combined into one software platform now called BreezeSuite.  In addition, Medical Graphics is continuing to add product improvements designed to enhance product reliability and improve margins well as to migrate to newer platforms such as Windows XP and Office XP.  Medical Graphics is also developing new products targeted for new growth markets, including products that will be marketed under the New Leaf brand.  The Company believes ongoing research and development efforts have been and will remain important to its continuing success.  Research and development expenses associated with continuing operations were $1,623,000 in 2001 and $1,705,000 in 2000.  Research and development expenses that have been capitalized as part of the Company’s proprietary software were $518,000 in 2001 and $724,000 in 2000.

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

Patent Name	Serial No.	Issue Date	Expiration Date
Pulmonary Diagnostic System	4,796,639	January 10, 1989	January 9, 2007
Flow Meter System	5,038,773	August 13, 1991	August 12, 2009
Drying Sample Line	5,042,500	August 27, 1991	August 26, 2009
Multifunction Disposable Patient Valve	5,119,825	June 9, 1992	June 8, 2010
Dynamic Transit Time Compensation	5,398,695	March 21, 1995	March 20, 2013
Dynamic Gas Density	5,502,660	March 26, 1996	March 25, 2014
Breath by Breath Nutritional Requirements Analyzing System	5,705,735	January 6, 1998	August 9, 2016
Boxless Measurement of Thoracic Gas Volume	5,857,459	January 12, 1999	February 4, 2017

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

Angeion has also entered into a number of license agreements over the past several years under which it has licensed its ICD technology to third parties.  Angeion intends to continue to protect its intellectual technology and if appropriate to seek license agreements from third parties that practice the Company’s technology.

The Company has also entered into a license agreement under which it licenses the technology for the New Leaf Personal Digital Coach from a third party.

Government Regulation

Most of the products manufactured by the Company are “devices” as defined in the Federal Food, Drug and Cosmetic Act (the “Act”) and are subject to regulatory authority of the Food and Drug Administration (“FDA”), which regulates the manufacture, distribution, related record keeping, labeling and advertising of such devices.  Following the enactment of the Medical Device Amendments to the Act in May 1976 (the “Amendments”), the FDA classified medical devices in commercial distribution into one of three classes, Class I, II or III.  This classification is based on the controls necessary to reasonably ensure the safety and efficacy of medical devices.  The Company’s New Leaf health and fitness products are not classified as medical devices as defined in the Act.

Many Class I devices have been exempted from pre-market notification requirements by the FDA.  The same types of controls the FDA has used on devices since the passage of the Act in 1938 can adequately regulate these products.  These “general controls” include provisions related to labeling, producer registration, defect notification, records and reports and good manufacturing practices.  The good manufacturing practice regulation has been recently replaced by a more comprehensive Quality System Regulation (“QSR”).  As noted below, QSRs include implementation of quality assurance programs, written manufacturing specifications and processing procedures, written distribution procedures and record keeping requirements.

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

If the Company does not comply with applicable regulatory requirements, including marketing products only for approved uses, it could be subject to fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for products, withdrawal of approvals and criminal prosecution.  In addition, changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of our products or result in increased regulatory costs.  Furthermore, once clearance or approval is granted, subsequent modifications to the approved product or manufacturing process may require a new round of clearances or approvals that could require substantial additional clinical data and FDA review.

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

In addition to the requirements described above, the Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices that they distribute commercially.  The Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs.   QSRs require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing and quality control.  In addition, these manufacturers are subject to inspection on a routine basis for compliance with the QSRs.  The FDA’s Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.  The FDA further requires that certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported.  Medical Graphics is registered as a manufacturer with the FDA and successfully passed an FDA audit in 2001 with no negative observations.

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

Regulation by Foreign Governments

The Company’s products are also subject to regulation similar to that of the FDA in various foreign countries.  ISO 9001 certification indicates that a company’s development and manufacturing processes comply with standards for quality assurance and manufacturing process control.  ISO 9001 certification evidences compliance with the requirements that enable a company to affix the “CE Mark” to its products.  The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union (“EU”) countries.  Since June 1998, medical devices cannot be sold in EU countries unless they display the CE Mark.  Medical Graphics received ISO 9001 certification for its development and manufacturing processes in 1998 and has passed surveillance and recertification audits in both 2001 and 2000.  Medical Graphics has achieved CE certification for its primary cardiopulmonary testing products.  There can be no assurance, however, that Medical Graphics will be able to obtain regulatory approvals or clearances for its products in foreign countries.

Employees

As of March 1, 2002, the Company had 115 full-time and 4 part-time employees, including 55 in sales, marketing and customer support, 26 in materials and manufacturing, 20 in research, development and regulatory, and 18 engaged in finance and administration.  No employees are represented by a collective bargaining agreement and the Company has not experienced any work stoppage.  Management believes that relations with its employees are good.

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-KSB contains certain forward-looking statements.  For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Annual Report on Form 10-KSB.  These forward-looking statements are made as of the date of this Annual Report on Form 10-KSB and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Certain Risk Factors

Repayment of Senior Convertible Notes.  The Company has financed its operations through the issuance of securities, including the issuance of Senior Convertible Notes due April 2003.  At December 31, 2001, the Company had $20,198,000 in principal amount of the Notes outstanding.  The Company believes it will resolve repayment of the Notes in one or more of several ways, including the restructuring of the Notes’ terms, conversion of the Notes to equity or raising additional funds to refinance the Notes.  There can be no assurance, however, that the Company will have the resources to repay the Notes when due or that it can resolve repayment in any other manner.  In the event the Company is unable to refinance the Notes or resolve payment in any other manner, it would have a material adverse impact on the Company.  This could include the ability of the Note holders to obtain a judgment against the Company and force the sale of some or all of its assets.  The Company settled litigation with the Note holders in

November 2001 and is currently negotiating with the Note holders to restructure the debt represented by the Notes.  See Item 3, “Legal Proceedings.”

Nasdaq SmallCap Market.  Angeion’s common stock is traded on the Nasdaq SmallCap Market.  Under the rules for continued inclusion on the Nasdaq SmallCap Market, the Company must maintain a minimum bid price of $1.00 for its common stock.  If a Nasdaq SmallCap Market security fails to meet the $1.00 continued inclusion criteria for a period of 30 consecutive business days, the issuer will be notified of the failure by Nasdaq and have a period of 180 calendar days to achieve compliance with the standard.

In a letter dated February 14, 2002, Nasdaq notified Angeion that its stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days and therefore, the Company had failed to meet the criteria for continued listing on the SmallCap Market.  Accordingly, Angeion has been provided 180 calendar days or until August 13, 2002 to regain compliance.  In order to achieve compliance, the bid price of Angeion’s common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days.  There are a number of developments that Angeion believes will result in an improved stock price, including possible restructuring of the Note holder indebtedness and further licensing agreements for the Company’s patented technology.  In addition, the Company has the ability under its Articles of Incorporation and Minnesota law, without shareholder approval; to effect a reverse stock split thereby reducing the number of shares outstanding.  The Company believes a reverse stock split would have the effect of increasing the price of the Company’s common stock.

The Nasdaq rules also state that for continued inclusion on the listing, the Company shall maintain the following:

(i)	Stockholders’ equity of $2.5 million;
(ii)	Market capitalization of $35 million; or
(iii)	Net income of $500,000, excluding extraordinary or non-recurring items, in the most recent completed fiscal year or in two of the three most recently completed fiscal years.

Although shareholders’ equity has fallen below $2.5 million at December 31, 2001, the Company believes it remains in compliance with the Nasdaq Small Cap market continued listing standard because it had net income, excluding extraordinary or non-recurring items, of more than $500,000 in the years ended in December 31, 2000 and 1999.  The Company had net income of $4,403,000 in 2000 and net income of $1,566,000 in 1999.  The net income each of those years came primarily as a result of licensing revenues from its ICD technology.  The Company believes that the licensing revenues from its ICD intellectual property, though included in income from discontinued operations for accounting purposes for 2000 and 1999, is neither extraordinary nor non-recurring because the revenues were derived from the licensing of what has become a strategic asset of the ongoing business and the Company expects to achieve future revenues from this asset.  Thus, the Company meets standard (iii) above.

Under the terms of the Indenture covering the Company’s Senior Convertible Notes due April 2003, failure of the Company to maintain its Nasdaq listing would constitute an Event of Default, thus requiring early repayment of the Notes.

Dependence upon New Products.  In December 2000, the Company announced that it intended to focus a significant portion of its resources on the cardiac rehabilitation and disease prevention markets, which are a logical extension of its core diagnostic systems business.  The Company’s future success will be dependant, in part, upon its ability to successfully identify and introduce new products and services into the cardiac rehabilitation and disease prevention markets.  In developing new products, it will incur additional research and development and marketing expenses.  The Company’s success will depend upon cost effective development of new products.  There can be no assurance that revenues, if any, from new products will be sufficient to recoup the Company’s expenses in development and marketing any new product.  Moreover, there is no assurance that the Company can manufacture these new products at a cost, or sell the new products at a price, that will result in an acceptable rate of return for the Company.  Market acceptance of these new products may be slow or customers may not accept the new products at all.  If the Company cannot successfully develop and market new products, its financial performance and results of operations will be adversely affected.

Need for Market Acceptance.  Market acceptance of the Company’s products will depend, in part, on the capabilities and operating features of its products compared to competing products, the Company’s ability to convince the medical community of the clinical efficacy of its products, the timeliness of its product introductions compared to competing products and its ability to manufacture quality products profitably in sufficient quantities.  Failure of the Company’s products to gain market acceptance would have a material adverse effect on the Company’s business, financial condition and results of operations.  Furthermore, even if there is growth in the markets for the Company’s products, there can be no assurance that the Company will participate in such growth.

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

Product Liability and Potential Insufficiency of Product Liability Insurance.  The testing, manufacturing, marketing and sale of medical devices involve risk of liability claims and product recalls.  ICD products that the Company sold in the past are highly complex and were used in medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death.  As a result, the Company currently carries product liability insurance covering its products with policy limits per occurrence and in the aggregate which the Company has deemed to be sufficient.  It cannot be predicted, however, whether such insurance is sufficient, or if not, whether the Company will be able to obtain such insurance as is sufficient, to cover the risks associated with the Company’s business or whether such insurance will be available at premiums that are commercially reasonable.  Although the Company has discontinued its ICD business, a successful claim against or settlement by the Company in excess of its insurance coverage or the Company’s inability to maintain insurance in the future could have a material adverse effect on the Company’s business, results of operations and financial condition.  See Note 16, “Discontinued Operations, Contingencies” in Notes to Consolidated Financial Statements in this Form 10-KSB.

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

Item 2.  Description of Property.

The Company currently leases a 52,250 square foot building for its office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota.  The building is also the location of the Company’s Medical Graphics subsidiary.  The lease expires June 30, 2004, at which time the Company has an option to renew the lease for an additional two years.  The Company has the option to purchase the building at the end of each lease expiration period at the building’s fair market value.  Annual rental costs will be approximately $327,000 in 2002 and $309,000 in 2003.  Rent expense for both of the years ended December 31, 2001 and 2000 was $345,000.

In connection with the Company’s discontinued ICD manufacturing business, it also leased approximately 80,000 square feet of office and manufacturing space located in Plymouth/Brooklyn Park, Minnesota.  The lease provides for executory costs that are subject to escalation based on increases in the lessor’s underlying costs and expires on February 28, 2008.  In May 2000, the Company entered into an agreement that terminated its future rental obligations for approximately 64% of this space in exchange for a payment of $476,000 for the one-time costs associated with a new tenant occupying that portion of the building.  The Company signed a sublease for the remaining space in January 2002.  At December 31, 2001, the Company had accrued $627,000 for the associated real estate commission and future rent expense that will not be recovered.  The sublessor is obligated to the Company for future rental payments aggregating $873,000 through February 28, 2008.  The Company remains liable, however, under the lease.  Rent expense for office and production space used in the discontinued ICD manufacturing business was approximately $297,000 and $486,000 for the years ended December 31, 2001 and 2000, respectively.

Item 3.  Legal Proceedings.

Note Holder Litigation

On November 1, 2001, the Company entered into a settlement agreement that resolved all outstanding litigation with U.S. Bank National Association, as Trustee for the holders of the Company’s 7-1/2% Senior Convertible Notes due April 2003.  The lawsuit had been brought by the Trustee in September 1999, and alleged that certain actions by the Company violated the terms of the Indenture and required prepayment of amounts due under the Indenture.  Under the settlement, the Company agreed to pay the Trustee $300,000 and was released from all claims asserted in the complaint.  In turn, the Trustee has been released from all counterclaims asserted by the Company and has agreed to assist the Company and the Note holders in their good faith negotiations to restructure the debt represented by the Senior Convertible Notes.  In connection with the settlement, the parties agreed that the lawsuit would be dismissed with prejudice.  The Company is currently engaged in negotiations with the Note holders to restructure the debt represented by the Notes.

Other Matters

The Company is also subject to certain claims and lawsuits that have been filed in the ordinary course of business.  From time to time, the Company brings suit against others to enforce patent rights or to collect debts in the ordinary course of business.  It is management’s opinion that the settlement of all litigation would not have a material effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company’s common stock began trading on the Nasdaq SmallCap Market at the opening of business on February 14, 2001, under the symbol “ANGN.”  Prior to February 14, 2001, the Company’s common stock was traded on the Nasdaq National Market under the symbol “ANGN.”  The prices below are the high and low sales prices as reported by the Nasdaq National/SmallCap Market for each quarter of the last two years.

Angeion Common Stock Prices
Calendar Years	High	Low
2001
Fourth quarter	$1.20	$0.45
Third quarter	1.70	0.56
Second quarter	2.11	0.78
First quarter	1.75	0.63

2000
Fourth quarter	1.75	0.31
Third quarter	3.63	1.13
Second quarter	3.06	1.13
First quarter	4.38	1.94

As of March 1, 2002, approximately 680 persons held the Company’s common stock of record.  In addition, nominees for approximately 8,800 shareholders held a number of shares in street name.

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its operations and does not anticipate paying any cash dividends in the future.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Overview

New LeafTM Health and Fitness Product.  The year 2001 was devoted to developing and implementing the growth strategy that the Company announced in December 2000.  During 2001, the Company focused a significant portion of its resources on new products that target middle-aged adults that are concerned about their health or fitness.  While that market would seem to include a large portion of the United States population, the Company is initially focusing on the 32 million members of approximately 17,000 fitness clubs in the United States as well as another 5 to 7 million individuals with some form of cardiovascular disease.  The Company believes the former represents over a $5 billion dollar market while the latter represents at least another $1 billion market for the Company’s new health and fitness products.  In comparison, the Company currently sells its cardiorespiratory products to a market that approximates $100 million.

The Company’s first product for this market is called the New Leaf Personal Exercise System.  The system provides delivery sites, such as health clubs, wellness centers and cardiac rehabilitation facilities, with the tools to develop individualized fitness, weight management and athletic training plans for their clients.  The delivery site uses the New Leaf Personal VO2 Assessment System to measure the client’s fitness and resting metabolic rate.  Based on the assessment results, the exercise professional at the delivery site programs the unique exercise intensity levels for that client into the New Leaf Personal Digital Coach (PDC).  The PDC is worn by the client during exercise and provides verbal coaching through a set of earphones to ensure a safe and effective workout.  The PDC also provides accurate heart rate readings, workout time, and a complete summary report.  Moreover, the Company believes the PDC is the only wearable monitor that provides an accurate measure of calories burned based on the client’s directly measured metabolic profile.  As the fitness level of clients progresses, the clients are reassessed and their exercise plan and PDC are adjusted based on their improvement.

One of Medical Graphics’ core technologies is “gas exchange analysis,” which non-invasively analyzes the composition of the air that a person inhales and exhales.  This procedure is well established in hospitals as a means of measuring an individual’s metabolism and level of fitness.  Medical Graphics’ software uses the results of these measurements to create an exercise intensity plan to maximize fat reduction for weight loss or to improve cardiovascular health.  By combining the Company’s core technologies with the technologies and products that were acquired from AeroSport in March 2000, the Company was able to significantly reduce both the cost and complexity of the equipment that performs these tests.  As a result, this capability can be practically and economically deployed in health and fitness clubs and in cardiac rehabilitation centers in a manner that both enables these delivery sites to perform a service for their customers while adding incremental revenue and profit to their business.

Although the Company began selling its New Leaf Personal Exercise System into cardiac rehabilitation centers during the summer of 2001, revenue from the initial sales of this new product was not significant.  Management is committed to this new strategy, which builds upon our existing business and core competencies and expands the business model from one based on one-time sales of capital equipment to one that includes providing a product that ultimately gets sold to each customer.

Another Planned Product.  When the Company selected the New Leaf brand name it was particularly interested in establishing a brand identity that would work across multiple products targeting the general health and fitness market.  The Company intends to introduce a series of new products in this market through a combination of internal development and external sourcing or license agreements.

The second New Leaf health and fitness product that the Company will be offering is a result of its joint marketing alliance with INTERXVENT during 2001.  INTERXVENT developed and markets a comprehensive cardiovascular disease risk reduction lifestyle management program.  This program involves a combination of printed materials, audio CDs and one-on-one personal mentoring or counseling sessions that has been shown to be both clinically and economically effective on over 20,000 participants.  While the program has elements that are clearly applicable for implementation in a health club environment, it was primarily designed for use with patients that had been diagnosed with cardiovascular disease or who may be in a cardiac rehabilitation program.  As a result of the Company’s relationship with INTERXVENT in 2001, it has entered into a perpetual license agreement for the INTERXVENT technology in the form of a self-help program, with no mentoring required, that can be marketed to healthy consumers at fitness clubs and other retail outlets.  The program can be purchased as a multi-subject comprehensive program or the consumer can select individual modules of interest such as nutrition or smoking cessation.  The Company expects to begin the introduction of this new product by the end of the second quarter of 2002.

Core Products.  The Company previously reported that the core domestic business had been adversely affected by a significant reduction in hospital capital budgets that were largely the result of hospitals’ efforts to offset large capital expenditures associated with Y2K compliance.  Although the budget reductions resulted in a significant decline of our 2000 domestic sales, the market began recovering in the second quarter of 2000.  This domestic recovery continued into 2001 with both domestic and international customer orders for systems increasing at double-digit rates over prior year for all quarters of 2001 except the third quarter.  Domestic system orders for the third quarter increased by 6.1% while international orders declined by 38.2%.  The third quarter clearly reflected a delay of customer orders, both domestically and internationally, due primarily to the shock and uncertainty caused by events of September 11, 2001.  While it is still difficult to predict future customer trends, management believes that some customers have delayed orders that would have been placed while others may have forgone orders entirely.  Nonetheless, domestic system orders rebounded with a 18.7% fourth quarter increase to finish the year with an overall 12.8% increase and international system orders posted a 33.6% fourth quarter increase to finish the year with an overall 10.9% increase over 2000.

On another front, the year-to-year margin improvement of 8.3 percentage points included non-repeating elements from last year as well as approximately 5.7 percentage points attributed to the introduction of new digital technology and the impact of other cost reduction programs.  While the introduction of digital technology remains ongoing, the contribution of this technology to margin results and service efficiencies during 2001 was significant.

During 2001, the Company completed transition to a Windows 98/NT/2000 platform and made the software changes required by the introduction of Windows XP by Microsoft.  In addition, the pulmonary and gas exchange software products were combined into one software platform now called BreezeSuite.  This new platform now includes an integrated database that supports today’s information management technology, which allows easy and simple database queries.  Management believes that its new integrated software product will be welcomed by its customers and should generate incremental revenue from software upgrades.  The Company’s new software and hardware platforms also address new market requirements such as the Health Insurance Portability and Accountability Act (HIPAA) of 1996 that will become a requirement early in 2003.

The Company’s research and development department also applied for four new patents during 2001.  Two of the patents are in support of the New Leaf personal exercise system

Patented Technology.  In addition to the core products discussed above, the Company remains the owner of several patents related to its cardiac stimulation technology from which it has generated significant licensing revenue in recent years.  Despite the decision to exit the business of manufacturing ICDs in 2000, the Company is continuing to defend its patents and expects to generate additional revenue through new license agreements for its patented cardiac stimulation technology.  During March 2002, the Company commenced litigation against a medical device manufacturer under which the Company alleges that the defendant company infringed Angeion’s cardiac stimulation technology.

The Company continues to defend the patents associated with its cardiac stimulation technology.  The Company intends to take whatever steps are necessary to exploit and defend the Company’s rights in its patent technology, both ICD and non-ICD, including entering into license agreements with third parties or if necessary, commencing litigation against infringing parties.

Other Matters.  One of the Company’s objectives for 2001 was to secure a resolution to the Note holder lawsuit.  On November 1, 2001, the Company entered into a settlement agreement that resolved all outstanding litigation with the Trustee for the holders of the Company’s 7-1/2% Senior Convertible Notes.  Under the settlement, the Company agreed to pay the Trustee $300,000 and was released from all claims asserted in the complaint.  In turn, the Trustee has been released from all counterclaims asserted by the Company and has agreed to assist the Company and the Note holders in their good faith negotiations to restructure the Senior Convertible Notes.  The Company is currently engaged in negotiations with the Note holders to restructure the debt represented by the Notes.

In January 2002, the Company signed a sublease for the remaining space that had been leased for its discontinued ICD manufacturing business.  This completes management’s effort to minimize the on-going costs associated with this facility that is no longer necessary for the Company’s business.

Results of Operations

The following table summarizes selected financial data relating to the ongoing operations of Angeion for the two years ended December 31, 2001 and 2000 (000’s omitted).

	Year Ended December 31,
	2001	2000
Revenue	$16,666	$17,051

Gross margin	7,087	5,838
Gross margin percentage	42.5%	34.2%

Operating expenses:
Selling and marketing	5,283	4,821
General and administrative	2,938	2,875
Research and development	1,623	1,705
Amortization of intangibles	1,191	1,226
	11,035	10,627

Operating loss	(3,948)	(4,789)

Interest income	170	464
Interest expense	(2,041)	(2,105)

Loss before taxes	(5,819)	(6,430)
Provision for income taxes	—	—

Loss from continuing operations	(5,819)	(6,430)

Income (loss) from discontinued operations	(707)	10,833

Net income (loss)	$(6,526)	$4,403

Revenue.  Revenues consist of product sales and service revenues.  Product sales reflect sales of Medical Graphic’s non-invasive cardiorespiratory diagnostic systems and related software and aftermarket sales of peripherals and supplies.  Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

Total revenue decreased 2.3% to $16,666,000 in 2001 from $17,051,000 in 2000.  Domestically, revenue decreased 3.7% to $10,502,000 in 2001 from $10,908,000 in 2000.  Domestic revenue for 2001 should be evaluated only after understanding what happened in 2000.  Year 2000 domestic revenue included $824,000 in sales from the now discontinued sleep diagnostics products as well as the carryover of 1999 sales orders (reduction of order backlog) approximating $820,000.  Domestic revenue really increased by over 13% if the impact of sleep product sales and the reduction in 1999 backlog are taken out of year 2000 domestic revenue.  The quarter-to-quarter increases in 2001 customer orders ranged from a low of 6.1% in the third quarter to a high of 18.7% in the fourth quarter, both reflecting a delay and recovery of new customer orders associated with the shock and uncertainty caused by the September 11, 2001 events. New domestic systems orders finished the year with an increase of 12.8% in 2001 compared to 2000.

Domestically, the Company has devoted a significant amount of its resources during the past year to developing its New Leaf Personal Exercise product for the cardiac rehabilitation, disease prevention, fitness club and weight-loss markets.  Although the Company began selling its New Leaf Personal Exercise System during the summer of 2001, revenue from the initial sales of this new product was not significant.

Internationally, revenue decreased 3.4% to $3,583,000 in 2001 from $3,708,000 in 2000.  The Company began its focus on returning international revenue to its historical revenue levels early in 2000.  That effort resulted in a 50.9% increase in year 2000 international revenue compared to 1999 with year 2001 retreating by 3.4% from 2000.  While the effort continues, international revenue has yet to fully recover from what management believes are the effect of the events of September 11, 2001.  Moreover, international revenue for 2000 also enjoyed the impact of the carryover of 1999 sales orders (reduction of order backlog).  New sales orders for international systems increased by 10.9% in 2001 compared to 2000.  Quarterly, international system orders posted double digit increases with the exception of the third quarter posting a September 11th driven decrease of 23.9%.  While difficult to predict future customer trends, there is clear indication that some international customers have delayed orders while others may have forgone orders entirely.

Service revenue increased 6.0% to $2,581,000 in 2001 from $2,435,000 in 2000.  The service revenue increase primarily reflects an increase in revenue from extended service warranties while non-warranty service call revenue and training revenue for 2001 both approximated year 2000 revenue.

Gross Margin.  Gross margin as a percent of revenue increased by 8.3 percentage points to 42.5% in 2001 from 34.2% in 2000.  The gross margin percentage for 2000 was depressed by a second quarter $332,000 reduction in the value of inventory related to the Company’s decision to discontinue distribution of sleep disorder diagnostic products as well as by $824,000 in sales of those low margin products.  The margin increase for 2001 includes approximately 5.7 percentage points attributed to a significant impact from cost reduction programs such as the introduction of new digital technology to the Company’s products.  While the introduction of digital technology remains ongoing, the contribution to margin results and service efficiencies during 2001 was significant.

Selling and Marketing.  Selling and marketing expenses increased 9.6% to $5,283,000 in 2001 from $4,821,000 in 2000.  As a percent of revenue, selling and marketing expenses increased to 31.7% in 2001 from 28.3% in 2000.  A substantial portion of the increase in selling and marketing expenses is associated with the Company’s focus on developing its New Leaf Personal Exercise System which is somewhat offset by a decrease in domestic marketing expenses.  In addition, the increase also reflects additional costs in support of the Company’s continued focus on international revenue.  Selling and marketing expenses for 2002 are expected to increase in connection with the Company’s commitment to market its New Leaf Personal Exercise System

General and Administrative.  General and administrative expenses increased 2.2% to $2,938,000 in 2001 from $2,875,000 in 2000.  As a percent of revenue, general and administrative expenses increased to 17.6% in 2001 from 16.9% in 2000.  On-going litigation with U.S. Bank National Association, as Trustee for the holders of the Company’s 7-1/2% Senior Convertible Notes led to increased legal expenses.  That litigation was settled in November for $300,000.  Those combined expenses account for the year-to-year increase in general and administrative expenses.  These expenses were somewhat offset by lower personnel costs and director’s fees.  General and administrative expenses for 2002 are expected to be lower because the 2002 legal costs anticipated with restructuring of the Notes should be lower than the 2001 legal costs associated with the Note holder litigation.  See “Note Holder Litigation,” Item 3, Legal Proceedings, Part I of this Form 10-KSB.

Research and Development.  Research and development expenses decreased 4.8% to $1,623,000 in 2001 from $1,705,000 in 2000 and as a percentage of revenue decreased to 9.7% in 2001 from 10.0% in 2000.  Total initial expenses associated with the development of technology acquired from AeroSport in March 2000 were not repeated in 2001.  One of the products acquired from AeroSport has been repackaged and integrated with new software and hardware and now represents a key component in the Company’s current growth initiative for the cardiac rehabilitation, disease prevention, fitness club and weight-loss markets.  During 2001, the Company completed transition to a Windows 98/NT/2000 platform and made the software changes required by Microsoft’s decision to force a change from Windows 2000 to Windows XP.  Expenses for 2001 also reflect development of new software and hardware platforms that address new market requirements such as the Health Insurance Portability and Accountability Act (HIPAA) of 1996 which will become a requirement in 2003 as well as ongoing replacement of older products.  Research and development expenses that have been capitalized as part of the Company’s proprietary software were $518,000 in 2001 and $724,000 in 2000.  Management expects the current level of investment in research and development to decline in 2002 because the conversion of software platforms is now complete.

Amortization of Intangibles.  Amortization of intangibles represents the amortization of goodwill and other intangible assets associated with acquisitions.  Amortization expenses were $1,191,000 in 2001 and $1,226,000 in 2000.

Other Income (Expense).  Interest income resulted from the short-term investment of excess operating cash.  Interest income decreased to $170,000 in 2001 from $464,000 in 2000.  The decrease in interest income reflects lower excess cash balances available for short-term investment as well as lower interest rates.

Interest expense for 2001 is related to the Senior Convertible Notes.  Interest expense decreased to $2,041,000 in 2001 from $2,105,000 in 2000.  The decrease reflects the minimum interest charges incurred during the first quarter of 2000 for the Medical Graphics bank line of credit that expired by its terms on March 31, 2000.  Interest expense includes amortization of debt issuance costs of $526,000 for each of the years ended December 31, 2001 and 2000.  These debt issuance costs become fully amortized in April 2002.

Discontinued Operations.  The loss from discontinued operations for 2001 is represented primarily by the future rental obligations, net of sublease revenue, of the building that was leased for the Company’s discontinued ICD manufacturing business.  In May 2000, the Company entered into an agreement that terminated its future rental obligations for approximately 64% of this space in exchange for a payment of $476,000 for the one-time costs associated with a new tenant occupying that portion of the building.  The Company subleased the remaining space in January 2002.  At December 31, 2001 and 2000, the Company had accrued $627,000 and $412,000, respectively, for the associated real estate commission and future rent expense that it expected not to be recovered at those points in time.  Management estimated those amounts with the belief that the unused building space would be disposed of or rented during the ensuing years.

Income from discontinued operations of $10,833,000 for the year ended December 31, 2000 includes the first quarter gain of $11,876,000, net of taxes, primarily related to the Company’s efforts to exploit its intellectual property through its granting of non-exclusive licenses for patent rights and sale of certain assets to Medtronic, Inc. and ELA Medical and Sanofi-Synthélabo.  This gain was partially offset by $806,000 of rental expenses associated with the building previously used to manufacture ICD products as well as other expenses of $237,000 related to discontinued operations.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, through revenue from license agreements for patented ICD technology and through the sale of securities, including the issuance of Senior Convertible Notes due April 2003.

There was $20,198,000 in Senior Convertible Notes due April 2003 outstanding at December 31, 2001.  The Company believes it will resolve repayment of the Notes in a combination of one or more of several ways, including the restructuring of the Note’s terms, conversion of the Notes to equity or raising additional funds to refinance the Notes.  There can be no assurance, however, that the Company will be able to restructure the Notes, will have the resources to repay the Notes when due or that it can resolve repayment in any other manner.  In the event the Company is unable to refinance the Notes or resolve payment in any other manner, it would have a material adverse impact on the Company.  This could include the ability of the Note holders to obtain a judgment against the Company and force the sale of some or all of its assets.  The Company settled litigation with the Note holders in November 2001 and is currently engaged in negotiations with the Note holders to restructure the debt represented by the Notes.  In the event the Company’s common stock fails to meet the requirements of the Nasdaq SmallCap Market, however, and the common stock is delisted from Nasdaq, the holders of the Notes, under the terms of the Indenture covering the Notes, have the right to require the Company to call the Notes immediately.  See “Business – Certain Risk Factors”, “Repayment of Senior Convertible Notes” and “Nasdaq SmallCap Market.”

During the year ended December 31, 2001, the Company used $2,632,000 in cash for continuing operations.  The Company had non-cash depreciation and amortization expense of $1,858,000 while cash was generated by decreases of $363,000, $570,000 and $316,000 in accounts receivable, prepaid expenses and other assets and accrued expenses.  These sources of cash were offset by an increase of $166,000 in inventory and a $98,000 decrease in warranty reserves.  In addition, the Company used $363,000 in cash for discontinued operations, which included $297,000 for rental of the facility formerly used to manufacture the Company’s ICD products.

During the year ended December 31, 2001, the Company used $2,038,000 in cash for investing activities.  Cash of $1,340,000 was used to purchase a perpetual license to use certain intellectual property as part of a custom-developed private label product that is a web-enabled self-help lifestyle management program.  In addition, cash was used to increase the Company’s investment in proprietary software by $518,000, to develop a new trade name for the Company’s new health and fitness products for $123,000 and to purchase $110,000 of equipment and fixtures.  Cash of $53,000 was generated from the sale of assets related to discontinued operations.

During the fourth quarter of 2001, the Company implemented cost reduction measures that resulted in a decrease of approximately 8% in annual operating expenses.  In addition, the Company’s operating plans allow for significant changes in commitments for operating expenses, particularly with respect to incremental expenses associated with the introduction of the New Leaf personal exercise system to the market.  Moreover, the Company has no material commitments for capital expenditures for 2002.  The Company believes that its liquidity and capital resource needs for 2002 will be met through its current cash and cash equivalents, cash flows from operations and working capital.

Other Commitments.

The Company has made various financial commitments in the ordinary course of conducting its business operations.  Although these commitments are more fully discussed in the Notes to Consolidated Financial Statements, we are summarizing all of our significant commitments in the following table:

Description	2002	2003	2004	2005	2006 & Thereafter
Continuing operations:
Minimum lease payments	$351	$316	$160	$5	$8
Minimum royalty payments for sales of AeroSport products	100	100	100	100	100
Senior Convertible Notes	—	20,198	—	—	—
Discontinued operations:
Minimum lease payments	209	233	235	235	508
Sublease income	(18)	(137)	(145)	(159)	(414)
	$642	$20,710	$350	$181	$202

Critical Accounting Policies

Significant accounting policies adopted and applied by the Company are summarized in Note 2, Notes to Consolidated Financial Statements, which is included in this Form 10-KSB.  Some of the more critical policies include revenue recognition and valuation of long-lived and intangible assets and goodwill.  The Company’s policies for these items are discussed in the following paragraphs.

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.  Amounts billed to customers under service contracts are deferred and recognized as income over the term of the agreement and related costs are recognized as incurred.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.  The Company assesses the recoverability of goodwill and other long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows may not be sufficient to support the carrying value of an asset.  Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset.  If these assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Allowance for Doubtful Accounts.  The Company must make estimates of the uncollectibility of accounts receivable.  Management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  The Company’s accounts receivable balance was $4,268,000, net of an allowance for doubtful accounts of $244,000 at December 31, 2001.

Goodwill and Other Intangibles.  The cost of business acquisitions accounted for using the purchase method of accounting is allocated first to identifiable assets and liabilities based on estimated fair values.  The excess of cost over identifiable assets and liabilities is recorded as goodwill.  Goodwill is amortized on a straight-line basis over the expected period to be benefited, 15 years.  Intangible assets, consisting of trade name, patents, assembled workforce and proprietary technology, are amortized on a straight-line basis over 7 to 20 years.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.  The Company was required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002.  As of December 31, 2001, the Company had unamortized goodwill in the amount of $487,000 and unamortized identifiable intangible assets in the amount of $12,827,000 that included unamortized assembled workforce of $1,448,000, all of which will be subject to the transition provisions of Statements 141 and 142.  Amortization expense related to goodwill and assembled workforce was $37,000 and $319,000, respectively, for the year ended December 31, 2001.  Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.  See “New Accounting Pronouncements” below for a detailed discussion of FASB Statements No. 141 and 142.

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

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002.  Therefore, the Company continued to record amortization on its goodwill and identifiable intangibles acquired in business combinations prior to July 1, 2001.

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

As of the date of adoption, the Company had unamortized goodwill in the amount of $487,000, unamortized identifiable intangible assets in the amount of $12,827,000, both of which will be subject to the transition provisions of Statements 141 and 142.  Amortization expense related to goodwill was $37,000 for both of the years ended December 31, 2001 and 2000.  Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  The Company is required and plans to adopt the provisions of SFAS No. 144 in the first quarter of 2002.  The impact of the adoption of SFAS No. 144 is not expected to have a material impact on the Company’s financial statements.

Item 7.  Financial Statements.

The Board of Directors and Shareholders

Angeion Corporation:

We have audited the accompanying consolidated balance sheets of Angeion Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and shareholders’ equity for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angeion Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Minneapolis, Minnesota

February 26, 2002, except Note 7, which is as of March 4, 2002

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

(in thousands except share and per share data)

	2001	2000
Assets
Current assets:
Cash and cash equivalents	$1,361	$6,350
Accounts receivable, net of allowance for doubtful accounts of $244 and $153, respectively	4,268	4,631
Inventories	4,145	3,979
Prepaid expenses and other current assets	196	218
Total current assets	9,970	15,178

Net non-current assets of discontinued operations	100	236
Property and equipment, net	1,338	1,895
Intangible assets, net	12,827	12,000
Goodwill, net	487	524
Other assets, net	176	724
	$24,898	$30,557

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$942	$812
Employee compensation	658	549
Deferred income	1,017	984
Warranty reserve	141	239
Net current liabilities of discontinued operations	718	457
Other liabilities and accrued expenses	790	474
Total current liabilities	4,266	3,515

Long-term debt	20,198	20,198

Shareholders’ equity:
Common stock, $.01 par value. Authorized 10,000,000 shares; issued and outstanding 3,594,627 shares in 2001 and 3,481,584 shares in 2000	36	35
Additional paid-in capital	124,011	123,905
Cumulative translation adjustment	—	(9)
Accumulated deficit	(123,613)	(117,087)
Total shareholders’ equity	434	6,844

Commitments and contingencies (Notes 2, 11, 17 and 18)
	$24,898	$30,557

See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands except per share amounts)

	Year Ended December 31,
	2001	2000
Revenues:
Equipment and supply sales	$14,085	$14,616
Service revenue	2,581	2,435
	16,666	17,051
Cost of goods sold:
Cost of equipment and supply sales	9,149	10,690
Cost of service revenue	430	523
	9,579	11,213
Gross margin	7,087	5,838

Operating expenses:
Selling and marketing	5,283	4,821
General and administrative	2,938	2,875
Research and development	1,623	1,705
Amortization of intangibles	1,191	1,226
	11,035	10,627
Operating loss	(3,948)	(4,789)
Other income (expense):
Interest income	170	464
Interest expense	(2,041)	(2,105)
	(1,871)	(1,641)
Loss before taxes	(5,819)	(6,430)
Provision for taxes	—	—
Net loss from continuing operations	(5,819)	(6,430)

Income (loss) from discontinued operations	(707)	10,833

Net income (loss)	$(6,526)	$4,403

Net income (loss) per share – basic and diluted
Continuing operations	$(1.66)	$(1.79)
Discontinued operations	(0.20)	3.01
Net income (loss)	$(1.86)	$1.22
Weighted average common shares outstanding
Basic and diluted	3,516	3,600

See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2001	2000
Cash Flows From Operating Activities:
Net income (loss)	$(6,526)	$4,403
(Income) loss from discontinued operations	707	(10,833)
Depreciation	667	672
Amortization	1,191	1,226
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Compensation expense on grant of stock	72	189
Changes in operating assets and liabilities:
Accounts receivable	363	159
Inventory	(166)	1,090
Prepaid expenses and other current assets	570	483
Accounts payable	130	(643)
Employee compensation	109	(150)
Deferred income	33	131
Warranty reserve	(98)	(65)
Accrued expenses	316	(362)
Net cash used in continuing operations	(2,632)	(3,700)
Net cash used in discontinued operations	(363)	(3,074)
Net cash used in operating activities	(2,995)	(6,774)

Cash Flows From Investing Activities:
Purchase of property and equipment	(110)	(289)
Purchase of perpetual license	(1,340)	—
Investment in proprietary software and trademarks	(641)	(724)
Acquisition of AeroSport assets	—	(468)
Net cash used in continuing operations	(2,091)	(1,481)
Net cash provided by discontinued operations	53	9,309
Net cash provided by (used in) investing activities	(2,038)	7,828

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants	35	33
Net cash provided by financing activities	35	33

Effect of exchange rate on cash	9	—

Net increase (decrease) in cash and cash equivalents	(4,989)	1,087

Cash and cash equivalents at beginning of year	6,350	5,263

Cash and cash equivalents at end of year	$1,361	$6,350

Cash paid for interest expense	$1,515	$1,578

See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common stock		Additional paid-in capital	Cumulative translation adjustment	Accumulated deficit	Total
	Number of shares	Par value
Balances at December 31, 1999	4,105	$41	$128,749	$(9)	$(121,490)	7,291

Director stock issued	69	1	143	—	—	144
Compensation expense on grant of stock	20	—	45	—	—	45
License patent rights to Synthelabo	(746)	(7)	(5,065)	—	—	(5,072)
Employee stock purchase plan	33	—	33	—	—	33
Net income	—	—	—	—	4,403	4,403

Balances at December 31, 2000	3,481	35	123,905	(9)	(117,087)	6,844

Director stock issued	52	—	72	—	—	72
Employee stock purchase plan	62	1	34	—	—	35
Cumulative translation adjustment	—	—	—	9	—	9
Net loss	—	—	—	—	(6,526)	(6,526)

Balances at December 31, 2001	3,595	$36	$124,011	$—	$(123,613)	$434

See accompanying notes to financial statements

Angeion Corporation and Subsidiaries

Consolidated Notes to Financial Statements

December 31, 2001 and 2000

(1)           Description of Business

Angeion Corporation (the “Company”) develops, manufactures and markets noninvasive cardio-respiratory diagnostic systems and related software used in the management and improvement of cardio-respiratory health.  Historically, Angeion Corporation had developed, manufactured and distributed products for the treatment of cardiac arrhythmia patients.  During March 2000, the Company’s board of directors decided to discontinue that historical business.  See Note 16, “Discontinued Operations.”

(2)           Liquidity

The Company had a net loss of $6,526,000 and negative cash flow from operating activities of $2,995,000 for the year ended December 31, 2001.  During the fourth quarter of 2001, the Company implemented cost reduction measures that resulted in a decrease of approximately 8% in annual operating expenses.  The Company has no material commitments for capital expenditures during 2002.  The Company will also pursue granting of additional license agreements for patented ICD technology in exchange for cash.  The Company believes that its liquidity and capital resource needs for 2002 will be met through its current cash and cash equivalents, cash flows from operations and working capital.

The Company’s Senior Convertible Notes of $20,198,000 are due in April 2003.  See Note 9.  The Company has initiated negotiations with existing Note holders to restructure terms of the Notes.  The Company believes it will resolve repayment of the Notes in one or more of several ways, including the restructuring of the Note’s terms, conversion of the Notes to equity or raising additional funds to refinance the Notes.  There can be no assurance, however, that the Company will have the resources to repay the Notes when due or that it can resolve repayment in any other manner.  In the event the Company is unable to refinance the Notes or resolve payment in any other manner, it would have a material adverse impact on the Company.  This could include the ability of the Note holders to obtain a judgment against the Company and force the sale of some or all of its assets.

In a letter dated February 14, 2002, Nasdaq notified Angeion that its stock had closed below the minimum $1.00 per share requirement for continued listing on the SmallCap Market.  Accordingly, Angeion has been provided 180 calendar days or until August 13, 2002 to regain compliance.  In order to achieve compliance, the bid price of Angeion’s common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days.  There are a number of developments that Angeion believes will result in an improved stock price, including possible restructuring of the Note holder indebtedness and further licensing agreements for the Company’s patented technology.  In addition, the Company has the ability under its Articles of Incorporation and Minnesota law, without shareholder approval, to affect a reverse stock split thereby reducing the number of shares outstanding and, in essence, increasing the price of the common stock.  The Nasdaq rules also state that for continued inclusion on the listing, the Company must meet one of three financial tests.  The Company believes it remains in compliance with the Nasdaq Small Cap market continued listing standard because it had net income, excluding extraordinary or non-recurring items, of more than $500,000 in the years ended in December 31, 2000 and 1999.  The Company had net income of $4,403,000 in 2000 and net income of $1,566,000 in 1999.  The net income each of those years came primarily as a result of licensing revenues from its ICD technology.  The Company believes that the licensing revenues from its ICD intellectual property, though included in income from discontinued operations for accounting purposes for 2000 and 1999, is neither extraordinary nor non-recurring because the revenues were derived from the licensing of what has become a strategic asset of the ongoing business and the Company expects to achieve future revenues from this asset.  If the Company’s stock were to be delisted, it would constitute an Event of Default and the Notes would become due and payable.

(3)           Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Angeion Corporation and all of its wholly owned subsidiaries.  The Company’s wholly-owned subsidiaries include Medical Graphics Corporation, its only operating subsidiary, Angeion GmbH and Medical Graphics Corporation, GmbH.  Angeion Europe Ltd. was liquidated in August 2001.  All inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase.  At December 31, 2001, cash equivalents consisted of checking accounts and money market funds.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on a first in, first out basis.

Property and Equipment

Property and equipment is carried at cost.  Equipment, computers and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets that range from three to eight years.  Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term, or the estimated useful life of the asset.  Expenditures for repairs and maintenance are charged to expense as incurred.

Goodwill and Other Intangibles

The cost of business acquisitions accounted for using the purchase method of accounting is allocated first to identifiable assets and liabilities based on estimated fair values.  The excess of cost over identifiable assets and liabilities is recorded as goodwill.

Goodwill is amortized on a straight-line basis over the expected period to be benefited, 15 years.  The following table lists the elements of intangible assets and the related life over which amortization is computed on a straight-line basis:

Intangible asset	Life
Trade name	20
Patents	12
Purchased technology	10
Proprietary software	7
Assembled workforce	7

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.  Amounts billed to customers under service contracts are deferred and recognized as income over the term of the agreement and related costs are recognized as incurred.

Net Income (Loss) Per Share

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period.  Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, warrants or convertible debt, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  If the Senior Convertible Notes are dilutive, the associated interest expense and amortization of debt issuance costs, net of taxes, are removed from operations and the shares issued are assumed to be outstanding for the dilutive period. All potentially dilutive common shares were excluded from the calculation because they were anti-dilutive for all periods presented.

Concentration of Credit Risk

Financial instruments that subject the Company to concentration of credit risk consist principally of cash investments and trade accounts receivable.  Cash in excess of current operating needs is invested in accordance with the Company’s investment policy that emphasizes principal preservation.  At December 31, 2001, investments consisted of checking and money market account balances.

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

New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.  Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142.  Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company adopted the provisions of Statement 141 immediately in 2001, and adopted Statement 142 effective January 1, 2002.  Therefore, the Company continued to record amortization on its goodwill and identifiable intangibles acquired in business combinations prior to July 1, 2001.

Statement 141 requires, upon adoption of Statement 142, that effective January 1, 2002 the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill.  The Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first half of 2002.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first half of 2002.

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

As of January 1, 2002, the date of adoption, the Company had unamortized goodwill in the amount of $487,000 and unamortized identifiable intangible assets in the amount of $12,827,000 that included unamortized assembled workforce of $1,448,000, all of which will be subject to the transition provisions of Statements 141 and 142.  Amortization expense related to goodwill and assembled workforce was $37,000 and $319,000, respectively, for the year ended December 31, 2001.  Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  The Company is required and plans to adopt the provisions of SFAS No. 144 in the first quarter of fiscal 2002.  The impact of the adoption of SFAS No. 144 is not expected to have an impact on the Company’s financial statements.

(4)           Acquisition

On March 28, 2000, the Company’s Medical Graphics subsidiary acquired the operating assets of AeroSport, Inc. and obtained an exclusive worldwide license to AeroSport’s patented technology.  AeroSport was a global supplier of gas exchange metabolic analyzers for the health, fitness, and research and education markets.  The acquisition of assets included the purchase of inventories, fixed assets and certain intellectual property for $468,000.  In addition, Medical Graphics entered into an exclusive worldwide license agreement for AeroSport’s patented technology for royalty payments of 5% of net sales of products covered by those patents up to a maximum of $850,000, with a $700,000 minimum over seven years required to retain those rights.  The estimated fair value of assets acquired is summarized below:

Amount
(in thousands)
Current assets	$116
Property and equipment	53
Other intangibles	299
$468

(5)           Inventories

Inventories consisted of the following at December 31:

	2001	2000
	(in thousands)
Raw materials	$1,341	$2,009
Work-in process	229	169
Finished goods	2,575	1,801
	$4,145	$3,979

(6)           Property and Equipment

Property and equipment consisted of the following at December 31:

	2001	2000
	(in thousands)
Furniture and fixtures	$1,445	$1,445
Equipment	4,361	4,251
Leasehold improvements	879	879
	6,685	6,575
Less: accumulated depreciation	(5,347)	(4,680)
	$1,338	$1,895

(7)           Intangible Assets

On March 4, 2002, the Company completed a revision of its agreement with INTERXVENTUSA, a Georgia corporation engaged in the business of developing and delivering risk assessment and lifestyle management materials and services to patients for improved cardio-vascular health.  The Company modified the agreement such that the previous payment of $1,340,000 together with an additional $75,000 represents payment for a perpetual license to use certain INTERXVENTUSA intellectual property as part of a custom developed private label product that is a web enabled self help lifestyle management program.  The Company has agreed to make royalty payments of 15% on all amounts received for the program with a $5.00 per participant minimum applicable to each consumer.  This product is planned to be an integral part of the New Leaf Personal Exercise System now being introduced to the market.

Intangible assets consisted of the following at December 31:

	2001	2000
	(In thousands)
Intangible assets:
Trade name	$5,878	$5,755
Proprietary software and purchased technology	3,584	3,066
Perpetual license	1,340	—
Assembled workforce	2,026	2,026
Patents	2,342	2,342
Amortization:
Trade name	(576)	(275)
Proprietary software and purchased technology	(799)	(497)
Assembled workforce	(578)	(259)
Patents	(390)	(158)
	$12,827	$12,000

(8)           Other Assets

Others assets consist primarily of the unamortized cost of debt issuance expenses associated with the 7-½ % Senior Convertible Notes due April 2003.

(9)           Long-Term Debt

On April 14, 1998, the Company completed a private placement of $22,150,000 principal amount of 7-½ % Senior Convertible Notes due April 2003 (the “Notes”), which resulted in net proceeds to the Company of approximately $20 million.  The Notes were issued pursuant to an indenture (the “Indenture”) between the Company and U.S. Bank National Association (the “Trustee”).  Interest on the Notes is payable semi-annually on April 15 and October 15 of each year.  The Notes are convertible into common stock prior to maturity, unless previously redeemed.  The Notes have a conversion price of $15.258.

On or after April 14, 2001, the Notes are redeemable at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days prior written notice at a redemption price equal to 100 percent of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, up to the redemption date.  Upon the occurrence of a “change in control” or the delisting of the common stock so that it no longer trades on an established automated over-the-counter trading market, each holder of the Notes has the right to require the Company to repurchase all or any part of such holder’s Notes at a repurchase price equal to 101 percent of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any.  Upon the occurrence of an “Event of Default” under the Indenture, the Trustee or the holders of at least 25 percent in principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately.  As of December 31, 2001, $20,198,000 of the Notes remained outstanding.  See Note 2, “Liquidity” and Note 18, “Litigation.”

(10)         Shareholders’ Equity

Stock Options

The Company’s shareholders have approved a series of Stock Incentive Plans (the “Plans”).  The Plans provide that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than 100% of the fair market value of the stock at date of grant.  All options expire no later than ten years from date of grant.  A summary of the status of the Company’s stock option plans as of December 31, 2001 and 2000 and the changes during the years ended on those dates is presented below:

	Shares	Weighted Average Price

Outstanding at December 31, 1999	475,830	$14.69
Granted	128,000	3.12
Exercised	—	—
Expired or canceled	(258,503)	22.85

Outstanding at December 31, 2000	345,327	3.54
Granted	354,726	0.94
Exercised	—	—
Expired or canceled	(21,427)	7.20

Outstanding at December 31, 2001	678,626	$2.06

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise price	Number	Weighted average remaining years	Weighted average exercise price	Number	Weighted average exercise price
$ 0.60	120,000	9.97	$0.60	—	$—
$ 0.90	131,000	9.32	0.90	—	—
$ 1.19	24,300	9.05	1.19	850	1.19
$ 1.40	69,426	9.57	1.40	—	—
$ 1.60	10,000	9.57	1.60	—	—
$ 1.97 to $2.08	30,750	8.25	2.03	30,750	2.03
$ 2.88	180,000	7.98	2.88	100,000	2.88
$ 3.13	20,000	8.21	3.13	10,000	3.13
$ 3.33	90,000	8.06	3.33	36,000	3.33
$ 24.38 to $69.38	3,150	4.52	40.18	3,150	40.18
	678,626	8.83	$2.06	180,750	$3.48

During the years ended December 31, 2001 and 2000, the Company did not grant any stock options outside the Plans.

Pro Forma Option Information

The Company applies APB No. 25, Accounting for Stock Issued to Employees, in accounting for the compensation costs of employee stock options.  Had the Company determined compensation costs based on the fair value at the date of grant for options granted, the Company’s net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

	Year Ended December 31,
	2001	2000
	(In thousands, except per share amounts)
Net income (loss):
As reported	$(6,526)	$4,403
Pro forma	(6,823)	4,173
Net income (loss) per share
As reported	(1.86)	1.22
Pro forma	$(1.94)	$1.16

The estimated per share weighted-average fair value of all stock options granted during the years ended December 31, 2001 and 2000 was $0.92 and $3.06, respectively, as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the respective periods:

	Year Ended December 31,
	2001	2000
Risk-free interest rate	4.75%	5.00%
Expected volatility factor	1.75	1.21
Expected dividend	—	—
Expected option term	7 years	7 years

Warrants

In connection with the private placement of $22,150,000 principal of 7-½ % Senior Convertible Notes due 2003 (the “Notes”), the Company issued 18,147 warrants each to HSBC Securities, Inc. (“HSBC”) and Prudential Securities, Inc. (“Prudential”).  These warrants currently allow both HSBC and Prudential to purchase 18,147 shares of common stock at a price of $15.258 per share.  The warrants expire on April 15, 2003.  The fair value of the warrants at the time of issuance was determined to be $286,202.  This value is being ratably amortized over the term of the debt, adjusted for any conversions.  The unamortized value at December 31, 2001 is included in other assets along with other debt issuance expenses.

In connection with a $5.0 million Convertible Senior Note agreement, the Company has remaining warrants outstanding held by RGC International Investors, IDC for 72,750 shares of common stock at an exercise price of $29.93 which are exercisable until March 11, 2003.

Restricted Stock Grants

During 2001, the Company issued 51,426 shares of restricted stock to the non-employee directors of the Company in lieu of cash compensation under the Company’s 1994 Non-Employee Director Plan.  The value of the restricted stock was established by determining the mean of the high and low market prices for 20 trading days prior to the grant date.  During the years ended December 31, 2001 and 2000, the value of restricted stock grants made to non-employee directors and an officer amounted to $72,000 and $189,000, respectively.

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

(11)         Leases

The Company leases office and manufacturing space, and various office accessories.  The building lease for the Company’s present office expires in June 2004, at which time the Company has an option to renew the lease for an additional two years.  The Company has the option to purchase the building at the end of each lease expiration period for the building’s fair market value.

In connection with the Company’s discontinued ICD business, the Company leases office and production space under a non-cancelable operating lease.  The lease provides for executory costs that are subject to escalation based on increases in the lessor’s underlying costs.  In addition, the Company leased certain equipment under cancelable operating leases.  In May 2000, the Company entered into an agreement that terminated its future rental obligations for approximately 64% of this space in exchange for a payment of $476,000 for the one-time costs associated with a new tenant occupying that portion of the building.  The Company signed a sublease for the remaining space in January 2002.  At December 31, 2001 and 2000, the Company had accrued $627,000 and $412,000, respectively, for the associated real estate commission and future rent expense that will not be recovered.  The remaining operating leases that were associated with the discontinued ICD business have been canceled.  Rent expense for office and production space used in the discontinued ICD business was approximately $297,000 and $486,000 for the years ended December 31, 2001 and 2000, respectively.

Future minimum lease payments under operating leases in effect at December 31, 2001 are as follows:

		Discontinued Operations
Year ended December 31,	Continuing Operations	Lease payments	Sublease income
	(in thousands)
2002	$351	$209	$(18)
2003	316	233	(137)
2004	160	235	(145)
2005	5	235	(159)
2006	4	235	(186)
Thereafter	4	273	(228)
	$840	$1,420	$(873)

(12)         Income Taxes

The Company has a federal net operating loss carry-forward at December 31, 2001 of approximately $131,888,000, which is available to reduce income taxes payable in future years.  If not used, this carry-forward will expire in years 2004 through 2021.  Under the Tax Reform Act of 1986, the utilization of these tax loss carry-forwards may be limited as a result of significant changes in ownership.

In December 1999, the Company completed its acquisition of Medical Graphics Corporation.  The net operating losses and tax credits of Medical Graphics Corporation on the date of the acquisition is subject to annual limitation under Internal Revenue Code Sections 382 and 383, respectively.  The Company does not believe the utilization of the carry forwards will be significantly limited under the Internal Revenue Code provisions.

The actual tax expense attributable to income from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the net loss as follows:

	Year Ended December 31,
	2001	2000
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net	0.0	0.0
Amortization of intangibles	5.2	5.6
Miscellaneous	0.3	0.3
Change in valuation allowance	28.5	28.1
Effective income taxes	0.0%	0.0%

The tax effects of temporary differences arising out of continuing operations that give rise to significant portions of the deferred taxes are presented below:

	Year Ended December 31,
	2001	2000
	(In thousands)
Net operating loss carry-forwards	$9,083	$7,342
Other	21	(330)
Net deferred tax assets	9,104	7,012
Less valuation allowance	(9,104)	(7,012)
Deferred income taxes	$0	$0

The total deferred tax asset above does not include $44,380,000 of deferred tax assets attributable to discontinued operations.  The deferred tax assets arose primarily from net operating losses attributable to discontinued operations.  Additionally, the valuation allowance above does not include a valuation allowance of $44,380,000 attributable to discontinued operations, which was used to completely offset the deferred tax asset attributable to discontinued operations.

The valuation allowance for deferred tax assets arising out of continuing operations as of December 31, 2001 and 2000 was $9,104,000 and $7,012,000, respectively.  The total valuation allowance for the years ended December 31, 2001 and 2000 increased by $2,092,000 and $2,094,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

(13)         Employee Benefit Plans

401(k) Savings Plan

Substantially all employees are eligible to participate in the 401(k) Savings Plan (“Savings Plan”).  Employees may make pre-tax voluntary contributions to their individual accounts up to a maximum of 17% of their aggregate compensation, but not more than currently allowable Internal Revenue Service limitations.  The Savings Plan permits matching and non-elective employer discretionary contributions.  The Company matches 1% of up to 4% of an employee’s annual compensation.  Additionally, the Company instituted an additional match if certain profit objectives were achieved.  Company contributions to the Savings Plan were $49,000 for both of the years ended December 31, 2001 and 2000.  Employee participants in the Savings Plan allocate their account balances among 12 different funds available through the Custodian.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“Stock Plan”) that is available to substantially all employees.  Participating employees may purchase the Company’s common stock on a voluntary after tax basis.  Employees may purchase the Company’s common stock at a price equal to the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period.  The Company issued 61,617 and 32,632 shares of common stock pursuant to the Stock Plan during the years ended December 31, 2001 and 2000, respectively.

(14)         Reporting Comprehensive Income

The Company’s net loss and comprehensive loss are substantially equivalent and are not presented separately because components of comprehensive income consist only of immaterial foreign currency translation adjustments.

(15)         Segment Reporting

The Company operates in a single industry segment, medical products.  For management purposes, the Company is segmented into two geographic areas.  Net sales and long-lived assets for these areas are shown in the following table.  The data excludes the relevant information associated with discontinued operations.

	Year Ended December 31,
	2001	2000
	(In thousands)
Revenues from unaffiliated customers
United States	$13,083	$13,343
Foreign countries	3,583	3,708
	$16,666	$17,051

Substantially all of the Company’s long-lived assets are located at the Company’s facilities in the United States.

(16)         Discontinued Operations

Overview

During March 2000, the Company announced its decision to discontinue the development, manufacture and distribution of medical devices that treat irregular heartbeats (arrhythmias), products known as implantable cardioverter defibrillator (“ICD”) systems.  Accordingly, the ICD business is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.  Operating results of the discontinued ICD business are summarized as follows:

	Year ended December 31,
	2001	2000
	(In thousands)
Revenues	$—	$—

Income (loss) from discontinued operations	$(707)	$10,833

The net non-current assets and current liabilities of the discontinued ICD business were as follows:

	Year ended December 31,
	2001	2000
	(In thousands)
Property and equipment	$100	$236
Net non-current assets of discontinued operations	100	236

Other accrued expenses	(718)	(457)
Net current liabilities of discontinued operations	$(718)	$(457)

The Company owns equipment associated with its discontinued ICD business.  These assets are held for sale and are carried at liquidation value with depreciation suspended.

Lease

The Company remains obligated under a lease for approximately 29,000 square feet of office and manufacturing space located in Plymouth/Brooklyn Park, Minnesota.  The lease provides for executory costs that are subject to escalation based on increases in the lessor’s underlying costs and expires on February 28, 2008.  A sublease for this space was signed in January 2002.  The Company’s future rental payments aggregate $1,420,000 while the sublessor is obligated to the Company for future rental income aggregating $873,000 through February 28, 2008.  See Note 11, Leases.

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

In a previous agreement with ELA Medical, the Company retained potential product liability obligations from patients and agreed to maintain product liability insurance through May 10, 2004 with limits of liability at least as high as those previously in place, subject to availability on commercially reasonable terms.  Moreover, upon closing of the transactions contemplated by the 2000 ELA Agreement, the Company was relieved of its obligation under a previous agreement to enter into a patent and related intellectual property cross license with Sanofi-Synthélabo.

Contingencies

On November 1, 2000, ELA Medical notified the Company that the Lyra ICD 2020 Series manufactured by the Company had an incident reported by physicians.  The Company transferred operating responsibilities for its 2020 Series ICD’s to ELA Medical on May 11, 1999.  However, the Company retained potential product liability obligations from patients and agreed to maintain product liability insurance through May 10, 2004 with limits of liability at least as high as those in place as of the date of the agreement, subject to availability on commercially reasonable terms.  A software modification acceptable to the U. S. Food and Drug Administration was developed to prevent recurrence of this type of incident.  Current investigation results confirm that this type of incident can only occur in ICD’s programmed for a specific application.  The physicians that implanted the 2020 Series ICD’s have been notified and requested to schedule follow-up visits for each patient to download the software change.  To date, there have been no patient claims and the Company continues to believe that the cost of potential patient claims, if any, will be adequately covered by its product liability insurance.

(17)         Commitments

Royalty Commitment

In March 2000, the Company agreed to pay royalties to AeroSport, Inc. for net sales of products covered by AeroSport’s patented technology.  The royalties are to be 5% of net sales subject to a minimum royalty of $100,000 per calendar year until December 31, 2006.  The aggregate amount of royalties is limited to $850,000 with a minimum of $700,000.  The Company incurred $100,000 in royalty expenses for both of the years ended December 31, 2001 and 2000 related to this commitment.

Other Commitment

In early 2001, the Company obtained exclusive distribution rights for a proprietary biofeedback device that the Company believes will be useful for patients in cardiac rehabilitation and healthy or at risk consumers who wish to improve their cardio-vascular health or lose weight.  These exclusive distribution rights pertain to United States hospitals, cardiac rehabilitation clinics, cardiology clinics, fitness clubs, and weight loss center markets for an initial term of 3 years.  The Company has recently agreed to revise its commitments for the purchase of inventory in order to maintain its exclusive distribution rights.  The Company has the right to renew the agreement for an additional 3-year period if certain minimum performance goals are met.  Moreover, the Company also received non-exclusive international distribution rights in the above markets with certain rights of first refusal for exclusive international distribution rights.

(18)         Litigation

On November 1, 2001, the Company entered into a settlement agreement that resolved all outstanding litigation with U.S. Bank National Association, as Trustee for the holders of the Company’s 7-1/2% Senior Convertible Notes due April 2003.  Under the settlement, the Company paid the Trustee $300,000 and has been released from all claims asserted in the complaint.  In turn, the Trustee has been released from all counterclaims asserted by the Company.  The lawsuit had been brought by the Trustee in September 1999, and alleged that certain actions by the Company violated the terms of the Indenture and required prepayment of amounts due under the Indenture.

The Company is also subject to certain claims and lawsuits that have been filed in the ordinary course of business.  In addition, the Company initiates lawsuits from time to time in an effort to seek collection of amounts due from customers and/or vendors.  It is management’s opinion that the settlement of all litigation arising in the ordinary course of business would not have a material effect on the financial position of the Company.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information About Directors

The following table sets forth certain information regarding the Company’s directors as of March 1, 2002.

Name of Director	Age	Principal Occupation	Director Since
Arnold A. Angeloni	59	President of Gateway Alliance, LLC	1990

James B. Hickey, Jr.	48	President and Chief Executive Officer of Pulmonetic Systems, Inc.	1998

Richard E. Jahnke	53	President and Chief Executive Officer of the Company	2000

John C. Penn	61	Vice Chairman and Chief Executive Officer Satellite Industries, Inc. and Satellite Shelters, Inc.	2000

Mark W. Sheffert	53	Chairman and Chief Executive Officer of Manchester Companies, Inc.	2000

Glen Taylor	60	Chairman and Chief Executive Officer of Taylor Corporation	1992

Other Information About Directors

Arnold A. Angeloni is currently President of Gateway Alliance II, a consulting firm for start-up ventures.  Prior to co-founding Gateway in 1996, Mr. Angeloni held various senior executive positions with Deluxe Corporation, a publicly held printing and financial services company.  Over his 30-year career with Deluxe, Mr. Angeloni was President of the $1.2 billion Check Printing Division and was also President of the Business Systems Division, a $400 million business unit.

James B. Hickey, Jr. has been President and CEO of Pulmonetic Systems, Inc., a privately held manufacturer of portable respiratory care devices, since October 2001.  Mr. Hickey was President and

Chief Executive Officer of the Company from July 1998 to December 1999.  From 1993 to 1997, Mr. Hickey was President and Chief Executive Officer of Aequitron Medical, Inc., a publicly traded medical device company, whose principle products were portable ventilators, infant apnea monitors and sleep diagnostic equipment.  He also serves on the board of directors of Allied Healthcare, Inc., Pulmonetics Systems, Inc. and Vital Images, Inc.

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

John C. Penn has served as Vice Chairman and Chief Executive Officer of the Satellite Companies since March 1998. This privately owned group of companies is involved in the marketing of modular buildings, manufacture of portable restrooms and the sale and service of aircraft.  From 1990 to March 1998, Mr. Penn served as President and Chief Executive Officer of CDI Management Corp.  From 1988 to 1990, he served as President and Chief Executive Officer of Benson Optical Company.  During the previous 26 years, he served in various senior operations capacities for various companies.  Mr. Penn serves and has served on the Board of Directors of several privately held corporations.  He also served as a director of Medical Graphics from December 1996 to December 1999.

Mark W. Sheffert has over 30 years of financial and financial services experience.  He is the founder of Manchester Companies, Inc. (“MCI”) whose business includes investment banking, corporate renewal and financial restructuring.  Before founding MCI in December 1994, Mr. Sheffert was a senior executive with First Bank System (now US Bank) for over eight years where he served in various high-level management capacities, including President.  Before joining First Bank System, Mr. Sheffert was Chief Operating Officer and Director of North Central Life Insurance Company.  Mr. Sheffert serves on the Board of Directors of Health Fitness Corporation and CFG Insurance Services, Inc.  Mr. Sheffert also served as a director of Medical Graphics from 1997 to December 1999.

Glen Taylor is Chairman of the Board of Taylor Corporation, which he founded in 1975.  Taylor Corporation’s businesses include printing, direct mail marketing and electrical manufacturing.  Mr. Taylor also is the owner of the Minnesota Timberwolves, a National Basketball Association franchise and the Minnesota Lynx, a Women’s National Basketball Association franchise.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is biographical and other information on the executive officers of the Company.  Mr. Jahnke’s biographical information is set forth above under “Information About Directors.”

Name of officer	Age	Title
Richard E. Jahnke	53	President and Chief Executive Officer

Dale H. Johnson	57	Chief Financial Officer

Dale H. Johnson, CPA, was appointed Chief Financial Officer in January 2000.  Prior to joining the Company, Mr. Johnson served as the Chief Financial Officer of Medical Graphics from March 1997 to December 1999.  From 1995 to 1997, Mr. Johnson served as a consultant to various companies in financial distress.  From 1994 to 1995, he served as Chief Financial Officer to Larson Companies, a privately owned group of heavy truck dealerships.  From 1991 to 1994, he served as Chief Financial Officer to National Marrow Donor Program.  From 1971 to 1986, he served as Chief Financial Officer for the Pepsi subsidiary of MEI Corporation.  In 1986, PepsiCo, Inc. acquired MEI Corporation and thereafter Mr. Johnson served as Area Chief Financial Officer to PepsiCo, Inc.  During the previous five years, he worked as an accountant with Arthur Andersen & Co. and served as a finance officer in the United States Army.  Mr. Johnson holds a B.A. in Economics and Accounting from St. John’s University and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Mssrs. Angeloni, Evans, Hickey, Jahnke, Johnson, Penn, Sheffert and Taylor were late in filing one report on Form 4.

Item 10.  Executive Compensation.

Summary of Cash and Certain Other Compensation.  The following table sets forth the cash and non-cash compensation for the years ended December 31, 2001, 2000 and 1999 earned by, or awarded to Mr. Jahnke who served as the Chief Executive Officer of the Company in fiscal year ended December 31, 2001 and the only other executive officer of the Company whose total cash compensation exceed $100,000 (“Named Executive Officers”) in 2001.  Amounts paid prior to the acquisition of Medical Graphics by Angeion are not included.

		Annual Compensation					Long Term Compensation
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation		Restricted Stock Award ($)	Securities Underlying Options (#)	All Other Compensation (1)

Richard E. Jahnke (2)	2001	$265,000	$—		$—		$—	80,000	$7,200
President and	2000	265,000	75,000	(3)	42,280	(4)	45,620	—	7,200
Chief Executive	1999	9,519	—		—		—	180,000	277
Officer

Dale H. Johnson (5)	2001	117,558	—		—		—	27,000	—
Chief Financial	2000	112,577	21,125	(3)	—		—	15,000	—
Officer	1999	4,077	—		—		—	—	—

(1)	Except as otherwise noted, the amounts represent an automobile allowance paid by the Company.

(2)	Mr. Jahnke was appointed Chief Executive Officer in January 2000.

(3)	The bonus paid in 2000 was earned under a 1999 incentive plan associated with Medical Graphics Corporation prior to its acquisition by the Company.

(4)                                  Amount represents payment for the tax liability associated with Mr. Jahnke’s restricted stock award.

(5)                                  Mr. Johnson was appointed Chief Financial Officer in January 2000.

Grants of Stock Options

The following table provides information concerning grants of options to purchase the Company’s common stock made during 2001 to the Named Executive Officers.

	Individual Grants
Name	Number of Securities Underlying Options Granted (#) (1)	% Of Total Options Granted to Employees in 2001	Exercise Price Per Share ($/share)	Expiration Date
Richard E. Jahnke	30,000	10.5%	$0.60	12/18/2011
	50,000	17.5	0.90	4/24/2011

Dale H. Johnson	15,000	5.3	0.60	12/18/2011
	12,000	4.2	0.90	4/24/2011

(1)                                  All of the above options are subject to the terms of the Company’s 1993 Stock Incentive Plan and are exercisable only as they vest.  The options expiring on December 18, 2011 will vest and become exercisable annually at the rate of 50%, 25% and 25% commencing with the first anniversary of the grant.  The options expiring on April 24, 2011 will vest and become exercisable in four equal annual increments commencing with the first anniversary of the grant.  The exercisability of all options is dependent upon continued employment by the Company.

Exercises of Stock Options and Year-End Option Values

The following table provides information concerning option exercises during 2001 and the exercisable and unexercisable value of options held by the Named Executive Officers as of December 31, 2001.

	Shares acquired on exercise		Number of Securities Underlying Unexercised Options at December 31, 2001 (#)		Value of Unexercised In- the-money Options at December 31, 2001 (1) ($)
Name		Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard E. Jahnke	—	—	—	30,000	—	—
			—	50,000	—	—
			100,000	80,000	—	—

Dale H. Johnson	—	—	—	15,000	—	—
			—	12,000	—	—
			6,000	9,000	—	—

(1)                                  The exercise price of all options was greater than the fair market value of the Company’s common stock as of December 31, 2001.

Compensation of Directors

Directors of the Company receive no cash compensation from the Company, other than reimbursement of out-of-pocket expenses, for their services as members of the Board of Directors.

Additionally, pursuant to the Company’s 1994 Non-Employee Director Plan, as amended, (“Director Plan”), non-employee directors of the Company automatically receive an annual grant of shares of common stock equal to $24,000, as determined by the fair market value of one share of common stock on the date of grant (a “Director Stock Award”), and an annual grant of an option to purchase 3,000 shares of common stock (a “Director Option”) on the date of each Annual Meeting of Shareholders upon their election or re-election, as the case may be, as a non-employee director of the Company.  Under the Plan, however, if the annual meeting has not been scheduled by May 31, an Award will be granted as of May 31 to each non-employee director serving on that date.  On July 25, 2001, each non-employee director was granted an option to purchase 3,000 shares of common stock at a price of $1.40.  For service during 2001, at the request of the Company each non-employee director agreed to receive one half of the common stock grant in the form of options.  Consequently, each non-employee director was granted an option to purchase 8,571 shares of common stock at a price of $1.40 and was issued 8,571 shares of common stock.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 1, 2002 concerning the beneficial ownership of the common stock of the Company by (i) the only shareholders known by the Company to own more than five percent of the common stock of the Company, (ii) each director of the Company, (iii) each officer listed in the Summary Compensation Table (“Named Executive Officers”) and each current executive officer, and (iv) all executive officers and directors of the Company as a group.

Name of Beneficial Owner

Shares of Common Stock (1)

Shares Acquirable within 60 days

Total

Percentage

Cardio Control NV Mercuriusweg 1 2624 BC Delft The Netherlands	202,300	(2)	—	202,300	5.6%

Arnold A. Angeloni	36,359		19,871	56,230	1.6%

James B. Hickey, Jr.	30,109		14,571	44,680	1.2%

Richard E. Jahnke	20,200		112,500	132,700	3.6%

Dale H. Johnson	—		12,000	12,000	*

John C. Penn	22,109		14,571	36,680	1.0%

Mark W. Sheffert	20,109		14,571	34,680	1.0%

Glen Taylor	72,778		19,871	92,649	2.6%

All executive officers and directors as a group (7 persons)	201,664		207,955	409,619	10.8%

* Indicates ownership of less than one percent.

(1)                                  Except as noted, all shares beneficially owned by each person as of the record date were owned of record, and each person had sole voting power and sole investment power for all such shares beneficially held.

(2)                                  The information included in this table for Cardio Control NV was derived from a copy of a Schedule 13D that was provided to the Company on May 14, 2001 by a representative of Cardio Control NV.  Similar information is contained in a January 26, 2001 press release issued by Cardio Control NV.

Item 12.  Certain Relationships and Related Transactions.

                None.

Item 13.  Exhibits and Reports on Form 8-K.

(a) 1. Financial Statements of Registrant

The following financial statements of Angeion Corporation and subsidiaries are set forth in Item 8 of this Form 10-KSB:

Consolidated Balance Sheets as of December 31, 2001 and 2000.

Consolidated Statements of Operations for the years ended December 31, 2001 and 2000.

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2001 and 2000.

Consolidated Statements of Cash Flow for the years ended December 31, 2001 and 2000.

Notes to Consolidated Financial Statements.

(a) 2. Financial Statement Schedules of Registrant

None.

(a) 3. Exhibits

3.1	Angeion Articles of Incorporation (incorporated by reference to Exhibit 3.1 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

3.2	Angeion Amended Bylaws (incorporated by reference to Exhibit 4.2 contained in the Company’s Registration Statement on Form S-3 (File No. 333-04993)).

4.1	Amended Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.3 contained in the Company’s Registration Statement on Form S-3 (File No. 333-04993)).

4.2	Warrant dated July 27, 1992 in the name of Glen Taylor (incorporated by reference to Exhibit 10.10 contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 1991).

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

10.5.1	Sublease Agreement dated January 22, 2002 between CHF Solutions, Inc. and Angeion Corporation (filed herewith).

10.6	Angeion Form of Change in Control Agreement (incorporated by reference to Exhibit 10.25 contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 1997).

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

April 12, 2002	By	/s/ Richard E. Jahnke
Richard E. Jahnke
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Each person whose signature appears below constitutes and appoints Richard E. Jahnke and Dale H. Johnson as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

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
Glen Taylor

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors

Angeion Corporation:

Under the date of February 26, 2002, except as to Note 7, which is as of March 4, 2002, we reported on the consolidated balance sheets of Angeion Corporation and subsidiaries as of December 31, 2001 and 2000 and the related statements of operations, cash flows, and shareholders’ equity for the years then ended.  In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

February 26, 2002, except as to Note 7, which is as of March 4, 2002

ANGEION CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts

Years Ended December 31, 2001 and 2000

(In Thousands)

Description	Balance at Beginning of Year	Additions	Deletions	Balance at End of Year
Year ended December 31, 2001
Allowance for doubtful accounts	$153	$120	$(29)	$244
Inventory obsolescence reserve	488	310	(266)	532

Year ended December 31, 2000
Allowance for doubtful accounts	100	120	(67)	153
Inventory obsolescence reserve	29	712	(253)	488