Form 10QSB
period 2002-03-31
ANGEION CORP/MN
filed 2002-05-20
CIK 815093

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from                  to                  .

Commission file number 001-13543

Angeion Corporation

(Exact name of small business issuer as specified in its charter)

Minnesota	41-1579150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Oak Grove Parkway, Saint Paul, Minnesota 55127-8599
(Address of principal executive offices)

(651) 484-4874
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐

The Company had 3,594,627 shares of common stock, $0.01 par value, outstanding as of May 14, 2002.

Transitional Small Business Disclosure Format (Check one):

Yes   ☐   No   ☒

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited, in thousands except share data)

	March 31, 2002	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$1,771	$1,361
Accounts receivable, net of allowance for doubtful accounts of $271 and $244, respectively	3,880	4,268
Inventories	3,628	4,145
Prepaid expenses and other current assets	163	196
Total current assets	9,442	9,970

Net non-current assets of discontinued operations	97	100
Equipment and fixtures, net	1,199	1,338
Intangible assets, net	11,321	11,379
Other assets	44	176
Goodwill, net	1,935	1,935
	$24,038	$24,898

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$955	$942
Employee compensation	653	658
Deferred income	1,081	1,017
Warranty reserve	126	141
Net current liabilities of discontinued operations	574	718
Other liabilities and accrued expenses	1,071	790
Total current liabilities	4,460	4,266

Long-term debt	20,198	20,198

Shareholders’ equity (deficit):
Common stock, $.01 par value. Authorized 10,000,000 shares; issued and outstanding 3,594,627 shares in 2002 and 2001	36	36
Additional paid-in capital	124,011	124,011
Accumulated deficit	(124,667)	(123,613)
Total shareholders’ equity (deficit)	(620)	434
	$24,038	$24,898

See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended March 31,

	2002	2001
Revenues
Equipment and supply sales	$3,242	$3,419
Service revenue	792	642
	4,034	4,061
Cost of goods sold
Cost of equipment and supplies	2,315	2,255
Cost of service revenue	121	129
	2,436	2,384

Gross margin	1,598	1,677

Operating expenses:
Selling and marketing	1,148	1,150
General and administrative	578	650
Research and development	332	420
Amortization of intangibles	180	324
	2,238	2,544

Operating loss	(640)	(867)

Other income (expense):
Interest income	4	83
Interest expense	(510)	(510)

Loss before taxes	(1,146)	(1,294)

Provision (benefit) for taxes	(92)	—

Loss from continuing operations	(1,054)	(1,294)

Loss from discontinued operations	—	(29)

Net loss	$(1,054)	$(1,323)

Net income (loss) per share — basic and diluted
Continuing operations	$(0.29)	$(0.37)
Discontinued operations	—	(0.01)
Net loss	$(0.29)	$(0.38)

Weighted average common shares outstanding
Basic and diluted	3,595	3,482

See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,

	2002	2001
Cash Flows From Operating Activities:
Net loss	$(1,054)	$(1,323)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Loss from discontinued operations	—	29
Depreciation and amortization	336	492
Changes in operating assets and liabilities:
Accounts receivable	388	470
Inventories	517	(245)
Prepaid expenses and other assets	165	143
Accounts payable	13	(142)
Employee compensation	(5)	87
Other liabilities and accrued expenses	330	459
Net cash provided by (used in) continuing operations	690	(30)
Net cash used in discontinued operations	(144)	(102)
Net cash provided by (used in) operating activities	546	(132)

Cash Flows From Investing Activities:
Purchase of equipment and fixtures	(17)	(45)
Investment in proprietary software	(97)	(142)
Investment in perpetual license	(25)	—
Net cash used in continuing operations	(139)	(187)
Net cash provided by discontinued operations	3	24
Net cash used in investing activities	(136)	(163)

Net increase (decrease) in cash and cash equivalents	410	(295)

Cash and cash equivalents at beginning of period	1,361	6,350

Cash and cash equivalents at end of period	$1,771	$6,055

Cash paid for interest expense	$—	$—

See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)

1.                                      Basis of Presentation

The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001, and the related information presented in these notes have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The balance sheet at December 31, 2001 was derived from the audited financial statements as of that date.  Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  For further information, refer to the financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three months ended March 31, 2002 and 2001, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

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

The Company’s Senior Convertible Notes (“Notes”) of $20,198,000 are due in April 2003.  The Company is presently negotiating with the existing Note holders to restructure terms of the Notes.  The Company believes it will resolve repayment of the Notes in one or more of several ways, including the restructuring of the Note’s terms, conversion of the Notes to equity or raising additional funds to refinance the Notes.  In the event that the Company is unable to successfully restructure the indebtedness, however, there can be no assurance that the Company will have the resources to repay the Notes when due or that it can resolve repayment in any other manner.  In the event the Company is unable to refinance the Notes or resolve payment in any other manner, it would have a material adverse impact on the Company.  This could include the ability of the Note holders to obtain a judgment against the Company and force the sale of some or all of its assets.

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

In a letter dated April 19, 2002, Nasdaq advised the Company that Nasdaq believed that the Company does not comply with Marketplace Rule 4310(c)(2)(B), which requires the Company to meet one of the following three financial tests:

(i)                                     Stockholders’ equity of $2.5 million;

(ii)                                  Market capitalization of $35 million; or

(iii)                               Net income of $500,000, excluding extraordinary or non-recurring items, in the most recent completed fiscal year or in two of the three most recently completed fiscal years.

The Company believes it remains in compliance with the Nasdaq Small Cap market continued listing standard because it had net income, excluding extraordinary or non-recurring items, of more than $500,000 in the years ended in December 31, 2000 and 1999.  The Company had net income of $4,403,000 in 2000 and net income of $1,566,000 in 1999.  The net income each of those years came primarily as a result of licensing revenues from its ICD technology.  The Company believes that the licensing revenues from its ICD intellectual property, though included in income from discontinued operations for accounting purposes for 2000 and 1999, was neither extraordinary nor non-recurring because the revenues were derived from the licensing of what has become a strategic asset of the ongoing business and the Company expects to achieve future revenues from this asset.  If the Company’s stock were to be delisted, it would constitute an Event of Default under the Indenture governing the Notes and the Notes would become due and payable.  The Company believes that the Nasdaq has misinterpreted its own Rule with respect to “net income (excluding extraordinary or non-recurring items)” and has responded to the April 19, 2002 Nasdaq letter.  The Company intends to vigorously defend its position.

                Although the Company had cash and cash equivalents of $1,771,000 at March 31, 2002, the Company, after consultation with a Special Ad Hoc Informal Committee (“Committee”) representing the majority in principal amount of the Noteholders, did not make the $757,425 interest payment on the indebtedness that was due on April 15, 2002, pending continuing discussions and negotiations with the Committee regarding restructuring of the indebtedness.  The Company settled a lawsuit with the Trustee for the Noteholders in November 2001, and has been has been negotiating with the Noteholders since January 2002 to restructure the Indebtedness.  The Company believes that it is in the best interest of the Company’s shareholders, Noteholders, customers and suppliers that the Company find a way to restructure the Indebtedness at the current time rather than continuing the uncertainly as to the steps that would be needed to make the $20,198,000 payment in April 2003.

                On May 15, 2002, the Company entered into a Forbearance Agreement with the Trustee on behalf of the Noteholders.  Under the Forbearance Agreement, the Trustee, upon direction of a majority in principal of the Noteholders, has agreed to forbear until June 17, 2002, from accelerating the Indebtedness or enforcing the other provisions of the Indenture with respect to the Event of Default caused by the nonpayment of the interest due April 15, 2002.  The Company expects to reach an agreement with respect to restructuring the debt during the forbearance period.

                The restructuring or recapitalization could take one of several forms, including conversion of all or substantially all of the Notes to equity, refinancing the indebtedness using new funds from third party sources, extension of the maturity date of the indebtedness, voluntary or involuntary bankruptcy or recapitalization under Chapter 11 of the United State Bankruptcy Code, or a tender offer or conversion offer to the Noteholders.  In any form of restructuring or recapitalization involving conversion of the indebtedness to equity, the interests of existing shareholders could be substantially diluted.  The ultimate success of the restructuring will depend upon the Company’s ability to successfully negotiate and implement a restructuring plan with the Noteholders.

                The Company currently believes, however, that it will be able to successfully negotiate and complete the restructuring in a manner that will only affect its capitalization at the Angeion level.  The Company believes that the restructuring will not have an adverse impact upon the day-to-day operations, or the customers, or the suppliers, of its Medical Graphics and New Leaf business operations.

3.                                      Reclassifications

Certain amounts in Angeion’s financial statements for the three months ended March 31, 2001 have been reclassified to conform to the 2002 presentation.  These reclassifications had no effect on net income or shareholders’ equity as previously reported.

4.                                      Net Income (Loss) Per Share

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period.  Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, warrants or convertible debt, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  If the Notes are dilutive, the associated interest expense and amortization of debt issuance costs, net of taxes, are removed from operations and the shares issued are assumed to be outstanding for the dilutive period. All potentially dilutive common shares were excluded from the calculation because they were anti-dilutive for all periods presented.

5.                                      Other Commitments

On March 4, 2002, the Company completed a revision of its agreement with INTERXVENTUSA, a Georgia corporation engaged in the business of developing and delivering risk assessment and lifestyle management materials and services to patients for improved cardio-vascular health.  The Company modified the agreement such that the previous payment of $1,340,000 together with an additional $75,000 represents payment for a perpetual license to use certain INTERXVENTUSA intellectual property as part of a custom developed private label product that is a web enabled self help lifestyle management program.  In addition, the Company has agreed to make royalty payments of 15% on all amounts received for the program with a $5.00 per participant minimum applicable to each consumer.  This product is planned to be a new product that will be marketed under the New Leaf brand and will be made available to all New Leaf Personal Exercise System delivery sites.

6.                                      New Accounting Pronouncements

On January 1, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles (FAS 141 and 142) became effective for the Company.  As a result and from that date forward, goodwill is no longer being amortized against earnings and goodwill balances are subject to impairment review on at least an annual basis.  Furthermore, classes of intangible assets have been further defined under these rules, which caused the Company to transfer the $1,448,000 unamortized balance of an intangible asset, representing the estimated value of an assembled workforce, to goodwill as of January 1, 2002.  This intangible amount at December 31, 2001 was also reclassified in these financial statements for comparative purposes.

Statement 141 requires, upon adoption of Statement 142, that effective January 1, 2002 the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill.  The Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first half of

2002.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

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

Intangible assets as of March 31, 2002 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Proprietary software	$3,388	$872
Patents	2,342	439
Purchased technology	293	58
	6,023
Unamortized intangible assets:
Trade name	5,302
Perpetual license	1,365
	6,667

Amortization of intangibles for the three months ended March 31, 2002	$180

The change in the carrying amount of goodwill for the three months ended March 31, 2002 is as follows:

(In thousands)	Goodwill
Balance as of December 31, 2001	$487
Reclassification of assembled workforce pursuant to FASB 142	1,448
Balance as of March 31, 2002	$1,935

The following table discloses reported net loss and the adjusted net loss that would have been reported assuming that FASB 142 were to have been effective for all reported periods.

	Three Months Ended March 31,
(In thousands, except for per share amounts)	2002	2001
Net loss, as reported	$(1,054)	$(1,323)
Add back amortization
Goodwill	—	9
Trade name	—	75
Assembled workforce	—	80
Net loss, as adjusted	$(1,054)	$(1,159)

Earnings per share, basic and diluted:
Net loss per share, as reported	$(0.29)	$(0.38)
Add back amortization
Goodwill	—	—
Trade name	—	0.02
Assembled workforce	—	0.03
Net loss per share, as adjusted	$(0.29)	$(0.33)

Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  The Company adopted the provisions of SFAS No. 144 as of January 1, 2002.  The adoption of SFAS No. 144 did not have a material effect on the Company’s financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate,” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially including the following: (i) the Company’s ability to successfully complete its negotiations to restructure its $20,198,000 in Senior Convertible Note due April 2003, (ii) the Company’s ability to satisfy the criteria for continued inclusion on the Nasdaq Small Cap Market, (iii) the Company’s ability to successfully introduce the its Leaf Product line, (iv) the Company’s ability to develop and protect its intellectual property, (v) potential product liability claims related to the Company’s medical products, and (vi) dependence upon third party vendors, as well as other factors not now anticipated.  Additional factors are set forth in the Section entitled “Certain Risk Factors” in Part I, Item 1, “Business” of the Company’s Form 10-KSB for the year ended December 31, 2001.  Various forward-looking statements have been made in this Quarterly Report on Form 10-QSB and may also be made in other Angeion reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents.  In addition, from time to time, the Company through its management may make oral forward-looking statements.  The Company undertakes no obligation to update any forward-looking statement.

Overview

Angeion, through its Medical Graphics Corporation subsidiary, develops, manufactures and markets non-invasive cardiorespiratory diagnostic systems and related software for the management and improvement of cardiorespiratory health under the MedGraphics trade name.  The primary MedGraphics products include pulmonary function and cardiopulmonary exercise testing systems.  The Company also develops, manufactures and markets health and fitness products and services designed to assist consumers with fitness improvement, weight management and cardiac rehabilitation.  These new products and services are sold under the New Leaf brand name to consumers through various delivery sites such as health and fitness clubs, weight management and cardiac rehabilitation centers.

The year 2001 was devoted to developing and implementing the growth strategy that the Company announced in December 2000.  The Company has focused a significant portion of its resources on new products that target middle-aged adults that are concerned about their health or fitness.  These new products are a logical extension of the Company’s core cardiorespiratory diagnostic systems business and will add a much larger consumer focused market to the Company’s business.  Management is committed to this new strategy, which builds upon our existing business and core competencies and expands the business model from one based on one-time sales of capital equipment to one that includes providing a product that ultimately gets sold to each customer.

The Company’s first product that is being marketed under the New Leaf brand is called the New Leaf Personal Exercise System.  The system provides delivery sites, such as health clubs, wellness centers and cardiac rehabilitation facilities, with the tools to develop individualized fitness, weight management and athletic training plans for their clients.  While still not significant, sales of these new products generated revenue of $31,000 for the three months ended March 31, 2002.

The second New Leaf health and fitness product that the Company will be offering is a result of its joint marketing alliance with INTERXVENT during 2001.  INTERXVENT developed and markets a comprehensive cardiovascular disease risk reduction lifestyle management program that involves a combination of printed materials, audio CDs and one-on-one personal mentoring or counseling sessions that has been shown to be both clinically and economically effective on over 20,000 participants.  The Company has purchased a perpetual license agreement for the INTERXVENT technology in the form of a self-help program, with no mentoring required, that can be marketed to healthy consumers at fitness clubs and other retail outlets.  The program can be purchased as a multi-subject comprehensive program or the consumer can select individual modules of interest such as nutrition or smoking cessation.  The InterVent product is planned to be marketed under the New Leaf brand and will be made available to be marketed by all New Leaf Personal Exercise System sites.  The Company expects to begin the introduction of this new product by the end of the second quarter of 2002.  See Note 5, “Other Commitments,” Notes to Consolidated Financial Statements in this Form 10-QSB.

In addition to the products discussed above, the Company remains the owner of several patents related to its cardiac stimulation technology from which it has generated significant licensing revenue in recent years.  Despite the decision to exit the business of manufacturing ICDs in 2000, the Company is continuing to defend its patents and expects to generate additional revenue through new license agreements for its patented cardiac stimulation technology.  During March 2002, the Company commenced litigation against a medical device manufacturer under which the Company alleges that the defendant company infringed Angeion’s cardiac stimulation technology.

In January 2002, the Company signed a sublease for the remaining space that had been leased for its discontinued ICD manufacturing business.  This completes management’s effort to minimize the on-going costs associated with a facility that is no longer necessary for the Company’s business.  The sublessor is obligated to the Company for future rental payments aggregating $873,000 through February 28, 2008.  The Company remains liable, however, under the lease that has remaining payments during the period April 1, 2002 through February 28, 2002.

The Company has financed its operations through the issuance of securities, including the issuance of Senior Convertible Notes due April 2003.  At March 31, 2002, the Company had $20,198,000 in principal amount of the Notes outstanding.  The Company believes it will resolve repayment of the Notes in one or more of several ways, including the restructuring of the Notes’ terms, conversion of the Notes to equity or raising additional funds to refinance the Notes.  There can be no assurance, however, that the Company will have the resources to repay the Notes when due or that it can resolve repayment in any other manner.  In the event the Company is unable to refinance the Notes or resolve payment in any other manner, it would have a material adverse impact on the Company.  This could include the ability of the Note holders to obtain a judgment against the Company and force the sale of some or all of its assets.  As discussed below under "Liquidity and Capital Resources," the Company is currently negotiating with the Note holders to restructure the debt represented by the Notes.

Results of Operations

Angeion Corporation recorded a net loss of $1,054,000 for the three months ended March 31, 2002 compared to a net loss of $1,323,000 for the same period in 2001.  The net loss for 2001 included a loss of $29,000 from discontinued operations.

Revenues

Revenues consist of product sales and service revenues.  Product sales reflect sales of Medical Graphic’s non-invasive cardiorespiratory diagnostic systems and related software, sales of New Leaf health and fitness products and services, and aftermarket sales of peripherals and supplies.  Service revenues reflect contract revenues from extended service contracts, non-warranty service visits and training.

Total revenue decreased 0.7% to $4,034,000 from $4,061,000 for the three months ended March 31, 2002 and 2001, respectively.  Domestic revenue decreased by 7.2% to $2,296,000 in 2002 compared to $2,473,000 in 2001.  International revenue was $946,000 for both years, 2002 and 2001, respectively.  Service revenue increased by 23.4% to $792,000 in 2002 from $642,000 in 2001.

The Company believes that both domestic and international revenue continue to be influenced by customer caution in making capital expenditures that has resulted in the wake of the September 11, 2001, events as well as the overall sluggishness of the United States economy.  The service revenue increase is primarily due to an increase in non-warranty service calls associated with expiring warranties.  For a period of nine months from July 1996 to March 1997, the Company had provided 5-year warranties with the sale of its systems.  All of those 5-year warranties have now expired.  In addition, the service revenue increase also reflects the Company’s continued emphasis on the sale of extended service contracts.

Gross Margin

Gross margin percentage decreased to 39.6% of revenue for the three months ended March 31, 2002, from 41.3% in 2001.  The margin decrease for the quarter reflects component price changes that caused the quarter gross margins to be lower as the Company sold higher priced inventory.

Selling and Marketing

Selling and marketing expenses were $1,148,000 for the three months ended March 31, 2002 compared to $1,150,000 in 2001.  Increased expenses associated with the Company’s focus on selling and marketing its New Leaf personal exercise system have been offset by lower commissions, trade show expenses and other selling and marketing expenses associated with core products.

General and Administrative

General and administrative expenses decreased by 11.1% to $578,000 for the three months ended March 31, 2002 from $650,000 in 2001.  The decrease in general and administrative expenses is primarily due to lower legal expenses and reduced personnel costs.  The 2001 legal expenses were associated with the previously settled litigation with U.S. Bank National Association, as Trustee for holders of the Company’s 7-1/2% Senior Convertible Notes.  Current legal expenses include the costs in support of the Company’s negotiations with the Noteholders to restructure the debt represented by the Notes.  The Company has agreed to pay the Noteholders’expenses in connection with the negotiations to restructure the Notes.

Research and Development

Research and development expenses for the three months ended March 31 decreased by 21.0% to $332,000 in 2002 from $420,000 in 2001.  The Company’s previous focus on the conversion and consolidation of software platforms is now complete, resulting in the decrease in research and development expenses for the quarter.  Research and development expenses that have been capitalized as part of the Company’s proprietary software were $97,000 and $142,000 for the three months ended March 31, 2002 and 2001, respectively.

Amortization of Intangibles

Amortization of intangibles for the three months ended March 31 decreased by 44.4% to $180,000 in 2002 from $324,000 in 2001.  The decrease reflects the Company’s adoption of FASB

Statement No. 142, Goodwill and Other Intangible Assets.  See Item 5, “New Accounting Pronouncements,” Notes to Consolidated Financial Statements in this Form 10-QSB.

Other Income (Expense)

Interest income for the three months ended March 31 decreased to $4,000 in 2002 from $83,000 in 2001.  The decrease in interest income reflects lower excess cash balances available for short-term investment as well as lower interest rates.

Interest expense was $510,000 for the three months ended March 31, 2002 and 2001.  Interest expense includes amortization of debt issuance costs of $132,000 for each of the three-month periods ended March 31, 2002 and 2001.  These debt issuance costs become fully amortized in April 2002.

Benefit for income taxes

The Company recorded a refund of $92,000 in the three months ended March 31, 2002 of federal income taxes for 1999.  The refund became available due to a tax law revision enacted into law during the first quarter of 2002.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, through revenue from license agreements for patented ICD technology and through the sale of securities, including the issuance of Senior Convertible Notes due April 2003.

The Company’s Senior Convertible Notes of $20,198,000 are due in April 2003.  The Company is presently negotiating with the existing Note holders to restructure terms of the Notes.  The Company believes it will resolve repayment of the Notes in one or more of several ways, including the restructuring of the Note’s terms, conversion of the Notes to equity or raising additional funds to refinance the Notes.  There can be no assurance, however, that the Company will have the resources to repay the Notes when due or that it can resolve repayment in any other manner.  In the event the Company is unable to refinance the Notes or resolve payment in any other manner, it would have a material adverse impact on the Company.  This could include the ability of the Note holders to obtain a judgment against the Company and force the sale of some or all of its assets.

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

In a letter dated April 19, 2002, Nasdaq alleges that the Company does not comply with Marketplace Rule 4310(c)(2)(B), which requires the Company to meet one of the following three financial tests:

(i)                                     Stockholders’ equity of $2.5 million;

(ii)                                  Market capitalization of $35 million; or

(iii)                               Net income of $500,000, excluding extraordinary or non-recurring items, in the most recent completed fiscal year or in two of the three most recently completed fiscal years.

The Company believes it remains in compliance with the Nasdaq Small Cap market continued listing standard because it had net income, excluding extraordinary or non-recurring items, of more than $500,000 in the years ended in December 31, 2000 and 1999.  The Company had net income of $4,403,000 in 2000 and net income of $1,566,000 in 1999.  The net income each of those years came primarily as a result of licensing revenues from its ICD technology.  The Company believes that the licensing revenues from its ICD intellectual property, though included in income from discontinued operations for accounting purposes for 2000 and 1999, is neither extraordinary nor non-recurring because the revenues were derived from the licensing of what has become a strategic asset of the ongoing business and the Company expects to achieve future revenues from this asset.  If the Company’s stock were to be delisted, it would constitute an Event of Default and the Notes would become due and payable.  The Company believes that the Nasdaq has misinterpreted its own Rule as to what constitutes “net income” and has responded to the allegation.  The Company intends to vigorously defend its position.

                Although the Company had cash and cash equivalents of $1,771,000 at March 31, 2002, the Company, after consultation with a Special Ad Hoc Informal Committee (“Committee”) representing the majority in principal amount of the Noteholders, did not make the $757,425 interest payment on the indebtedness that was due on April 15, 2002, pending continuing discussions and negotiations with the Committee regarding restructuring of the indebtedness.  The Company settled a lawsuit with the Trustee for the Noteholders in November 2001, and has been has been negotiating with the Noteholders since January 2002 to restructure the Indebtedness.  The Company believes that it is in the best interest of the Company’s shareholders, Noteholders, customers and suppliers that the Company find a way to restructure the Indebtedness at the current time rather than continuing the uncertainly as to the steps that would be needed to make the $20,198,000 payment in April 2003.

                On May 15, 2002, the Company entered into a Forbearance Agreement with the Trustee on behalf of the Noteholders.  Under the Forbearance Agreement, the Trustee, upon direction of a majority in principal of the Noteholders, has agreed to forbear until June 17, 2002, from accelerating the Indebtedness or enforcing the other provisions of the Indenture with respect to the Event of Default caused by the nonpayment of the interest due April 15, 2002.  The Company expects to reach an agreement with respect to restructuring the debt during the forbearance period.

                The restructuring or recapitalization could take one of several forms, including conversion of all or substantially all of the Notes to equity, refinancing the indebtedness using new funds from third party sources, extension of the maturity date of the indebtedness, voluntary or involuntary bankruptcy or recapitalization under Chapter 11 of the United State Bankruptcy Code, or a tender offer or conversion offer to the Noteholders.  In any form of restructuring or recapitalization involving conversion of the indebtedness to equity, the interests of existing shareholders could be substantially diluted.  The ultimate success of the restructuring will depend upon the Company’s ability to successfully negotiate and implement a restructuring plan with the Noteholders.

                The Company currently believes, however, that it will be able to successfully negotiate and complete the restructuring in a manner that will only affect its capitalization at the Angeion level.  The Company believes that the restructuring will not have an adverse impact upon the day-to-day operations, or the customers, or the suppliers, of its Medical Graphics and New Leaf business operations.

The Company had cash of $1,771,000 and working capital of $4,982,000 as of March 31, 2002.  During the three months ended March 31, 2002, the Company generated $690,000 in cash from continuing operations.  Cash was generated by decreases of $388,000, $517,000 and $165,000 in accounts receivable, inventories and prepaid expenses and other assets, respectively, as well as an increase of $330,000 in other liabilities and accrued expenses.  The reduction in inventories included $335,000 for disposition of the remaining discontinued sleep diagnostic product inventories.  The principal use of cash included funding the $718,000 net loss before depreciation and amortization.  In addition, the Company used $144,000 in cash for discontinued operations, which represented real estate commissions and rental of the facility formerly used for the Company’s ICD products.

During the three months ended March 31, 2002, the Company used $136,000 in cash for investing activities.  Cash was used to increase the Company’s investment in proprietary software by $97,000, to invest $25,000 in the INTERVENT perpetual license and to purchase $17,000 of equipment and fixtures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company invests its cash in money market instruments or short-term investment grade securities.  The Company believes that a decrease of 100 basis points in prevailing interest rates would not have a significant adverse effect on its net income or financial position.

The Company’s product sales outside the United States are denominated in United States dollars.  Accordingly, the Company believes its exposure to foreign exchange rate fluctuation is minimal.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business.  From time to time, the Company brings suit against others to enforce patent rights or to collect debts in the ordinary course of business.  It is management’s opinion that the settlement of all litigation would not have a material effect on the financial position of the Company.

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

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Under the terms of the Indenture covering the Company’s Senior Convertible Notes, the Company is required to make interest payments of $757,425 on April 15 and October 15 of each year.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits List

None

(b)                                 Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date: May 20, 2002	/s/ Richard E. Jahnke

Richard E. Jahnke, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 20, 2002	/s/ Dale H. Johnson

Dale H. Johnson, Chief Financial Officer
(Chief Accounting Officer)