Form 10QSB
period 2002-06-30
ANGEION CORP/MN
filed 2002-08-14
CIK 815093

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002

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

The Company had 3,594,627 shares of common stock, $0.01 par value, outstanding as of August 12, 2002.

Transitional Small Business Disclosure Format (Check one):

Yes	☐	No	☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

 ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited, in thousands except share data)

	June 30,	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$1,098	$1,361
Accounts receivable, net of allowance for doubtful accounts of $301 and $244, respectively	3,896	4,268
Inventories	3,192	4,145
Prepaid expenses and other current assets	192	196
Total current assets	8,378	9,970

Net non-current assets of discontinued operations	34	100
Equipment and fixtures, net	1,043	1,338
Intangible assets, net	10,211	11,379
Other assets	—	176
Goodwill, net	1,935	1,935
	$21,601	$24,898

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$724	$942
Employee compensation	474	658
Deferred income	1,053	1,017
Warranty reserve	121	141
Net current liabilities of discontinued operations	78	718
Other liabilities and accrued expenses	508	790
Total current liabilities not subject to compromise	2,958	4,266
Current liabilities subject to compromise	21,642	—
Total current liabilities	24,600	4,266

Long-term debt	—	20,198

Shareholders’ equity (deficit):
Common stock, $.01 par value. Authorized 10,000,000 shares; issued and outstanding 3,594,627 shares in 2002 and 2001	36	36
Additional paid-in capital	124,011	124,011
Accumulated deficit	(127,046)	(123,613)
Total shareholders’ equity (deficit)	(2,999)	434
	$21,601	$24,898

See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Revenues
Equipment and supply sales	$3,556	$3,600	$6,798	$7,019
Service revenue	719	624	1,511	1,266
	4,275	4,224	8,309	8,285
Cost of goods sold
Cost of equipment and supplies	2,420	2,282	4,735	4,537
Cost of service revenue	130	98	251	227
	2,550	2,380	4,986	4,764

Gross margin	1,725	1,844	3,323	3,521

Operating expenses:
Selling and marketing	1,266	1,332	2,414	2,482
General and administrative	647	647	1,225	1,297
Research and development	289	343	621	763
Amortization of intangibles	180	324	360	648
Impairment loss on intangible assets	1,085	—	1,085	—
Reorganization items	273	—	273	—
	3,740	2,646	5,978	5,190

Operating loss	(2,015)	(802)	(2,655)	(1,669)

Other income (expense):
Interest income	3	48	7	131
Interest expense	(367)	(510)	(877)	(1,020)

Loss before taxes	(2,379)	(1,264)	(3,525)	(2,558)

Provision (benefit) for taxes	—	—	(92)	—

Loss from continuing operations	(2,379)	(1,264)	(3,433)	(2,558)

Loss from discontinued operations	—		—	(29)

Net loss	$(2,379)	$(1,264)	$(3,433)	$(2,587)

Net loss per share — basic and diluted
Continuing operations	$(0.66)	$(0.36)	$(0.96)	$(0.73)
Discontinued operations	—	—	—	(0.01)
Net loss	$(0.66)	$(0.36)	$(0.96)	$(0.74)

Weighted average common shares outstanding
Basic and diluted	3,595	3,482	3,595	3,482

See accompanying notes to financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2002	2001
Cash Flows From Operating Activities:
Net loss	$(3,433)	$(2,587)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Loss from discontinued operations	—	29
Depreciation and amortization	672	984
Impairment loss on intangible assets	1,085	—
Reorganization items	273	—
Changes in operating assets and liabilities:
Accounts receivable	372	226
Inventories	953	(730)
Prepaid expenses and other assets	180	(109)
Accounts payable	(218)	24
Employee compensation	(184)	(7)
Other liabilities and accrued expenses	541	234
Net cash provided by (used in) continuing operations	241	(1,936)
Net cash used in discontinued operations	(213)	(177)
Net cash provided by (used in) operating activities	28	(2,113)

Cash Flows From Investing Activities:
Purchase of equipment and fixtures	(17)	(43)
Investment in proprietary software	(207)	(300)
Investment in perpetual license	(70)	—
Net cash used in continuing operations	(294)	(343)
Net cash provided by discontinued operations	3	45
Net cash used in investing activities	(291)	(298)

Cash Flows From Financing Activities:
Proceeds from stock transactions	—	14
Net cash provided by financing activities	—	14

Net decrease in cash and cash equivalents	(263)	(2,397)

Cash and cash equivalents at beginning of period	1,361	6,350

Cash and cash equivalents at end of period	$1,098	$3,953

Cash paid for interest expense	$—	$757

See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

(Unaudited)

1.             Basis of Presentation

The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001, and the related information presented in these notes have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The balance sheet at December 31, 2001 was derived from the audited financial statements as of that date.  Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to the financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three and six months ended June 30, 2002 and 2001, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

2.             Restructuring of Parent Company’s Debt

On June 17, 2002, Angeion Corporation, the parent company, filed a voluntary petition for reorganization under chapter 11 of the federal bankruptcy laws (“Chapter 11” or “Bankruptcy Case”) in the United States Bankruptcy Court for the District of Minnesota under case number 02-32260.  The Joint Plan of Reorganization (“Plan”) was filed jointly with the noteholders of the Company’s 7-½% Senior Convertible Notes (“Notes”) due April 2003.  Since the petition date, the Company has continued to operate as Debtor in Possession.  As Debtor in Possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.

The Company’s subsidiary, Medical Graphics Corporation, is not part of the Chapter 11 filing and continues to do business as usual.  Thus far, the restructuring has not had an adverse impact upon the day-to-day operations, customers or suppliers of its Medical Graphics operations.

                Events Prior to Bankruptcy Filing.  At December 31, 2001, the Company had $20,198,000 in Notes due April 2003 outstanding.  The Company believed it would resolve repayment of the Notes in a combination of one or more of several ways, including the restructuring of the Notes’ terms, conversion of the Notes to equity or raising additional funds to refinance the Notes.  The Company settled litigation with the noteholders in November 2001 and engaged in negotiations with the noteholders from January 2002 until June 2002 to restructure the debt represented by the Notes.

In a letter dated February 14, 2002, Nasdaq notified Angeion that its stock had closed below the minimum $1.00 per share requirement for continued listing on the SmallCap Market.  Accordingly, Angeion has been provided 180 calendar days or until August 13, 2002 to regain compliance.  In order to achieve compliance, the bid price of Angeion’s common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days.  There were a number of developments that Angeion believed would result in an improved stock price, including possible restructuring of the noteholder indebtedness and further licensing agreements for the Company’s patented technology.  In addition, the Company had the ability under its Articles of Incorporation and Minnesota law, without shareholder approval, to affect a reverse stock split thereby reducing the number of shares outstanding and, in essence, increasing the price of the common stock.

In a letter dated April 19, 2002, Nasdaq advised the Company that Nasdaq believed that the Company did not comply with Marketplace Rule 4310(c)(2)(B), which requires the Company to comply with Nasdaq's shareholder equity or net income requirements.  If the Company's stock were to be delisted, it would have constituted an Event of Default under the Indenture governing the Notes and the Notes would have become due and payable.

During the second quarter of 2002, the price of the Company’s stock in the market continued to decline because of the uncertainty surrounding the Company’s ability to repay the Notes when due.  Furthermore, the Company was concerned that the uncertainty associated with repayment of the Notes would affect its ongoing business.  In addition, the Company believed that restructuring the Notes in a manner that resulted in conversion to equity would enable the Company to achieve profitability more rapidly by virtue of the elimination of the debt.  The Company also believed that any restructuring that enabled the Company to maintain its net operating loss (“NOL”) carryovers would result in increased value in the future to its creditors and shareholders when it regained profitability.

Chapter 11 Bankruptcy Filing.  On June 17, 2002 the Company announced that it had reached an agreement with the holders of the $20,198,000 in outstanding Notes to restructure the debt by converting it to equity.  It also announced that, in order to retain an unimpaired tax loss carryover in excess of $125 million that the debt restructuring would take place under a Chapter 11 bankruptcy filing.  The noteholders represent substantially all of the contested debt affected by the Chapter 11 proceedings and both the Company and the noteholders, prior to filing, agreed to terms of the Plan.

Joint Plan of Reorganization.  The Plan provides that all of the Company’s $20,198,000 in outstanding Notes due April 2003, plus accrued interest of $1,017,000, will be converted into common stock of the Company.  Immediately after the conversion, the noteholders as a group will own 95% of the Company’s outstanding stock and current shareholders of the Company will own 5% of the Company’s outstanding stock.  Current shareholders will also be issued five-year warrants to purchase one additional share for each share that they are issued in the conversion.  The Plan also provides for the authorization of a new 2002 Stock Option Plan that would be authorized to issue up to 600,000 shares of common stock, but provides that options to purchase no more than 359,463 shares may be issued during the two (2) years after the Confirmation Date without the approval of the Reorganized Board, including board representatives of the Unsecured Creditors Committee.

Bankruptcy law empowers a debtor in possession to assume or reject executory contracts and unexpired leases and limits the amount that a landlord may claim.  The Company previously leased space in Brooklyn Park, Minnesota that served as office, manufacturing and warehouse space for its discontinued ICD business.  In May 2000, the Company entered into an agreement that terminated its future rental obligations for approximately 64% of its Brooklyn Park space in exchange for a payment of $476,000.  In early 2002, the Company signed a sublease with CHF Solutions, Inc. for the balance of the leased Brooklyn Park building.  The Company is responsible for a rental difference approximating $427,000 through February 2008.  The Company has negotiated an acceptable amendment to the lease that would require it to continue making lease payments for one year through June 2003, at which time all obligations of the Company would be released.  This amendment is subject to Bankruptcy Court approval.

Nasdaq Hearing.  On June 19, 2002, Nasdaq advised the Company that its common stock would be delisted as of June 27, 2002, due to the Chapter 11 Bankruptcy filing, unless the Company requested a hearing.  The Company requested a hearing that was subsequently granted with the Listing Qualifications Hearings Department of the Nasdaq and held on August 1, 2002.  At the hearing, the Company presented its plan for achieving compliance with all of the listing requirements of the Nasdaq SmallCap Market upon confirmation of the Joint Plan of Reorganization.  The Nasdaq can make a decision at any time and should the decision be to delist the Company’s common stock, it would likely be without notice.

If the Company’s common stock were not listed for trading on the Nasdaq SmallCap Market, trading of the common stock would likely be on the over-the-counter market system.  Inclusion of the Company’s common stock on the over-the-counter market system could adversely affect the liquidity of the Company’s common stock and may impact the public’s perception of the Company.  There can be no assurance that delisting would not have a material adverse effect on liquidity or business operations.

Confirmation of The Plan.  The Bankruptcy Court has scheduled a hearing for September 4, 2002 to determine whether the Disclosure Statement is adequate.  Subsequent to Court approval of the

 Disclosure Statement, a ballot for purposes of voting to accept or reject the Plan will be mailed along with a copy of the Disclosure Statement to all shareholders and noteholders.  The Bankruptcy Court will determine whether sufficient acceptances have been received to confirm the Plan.  Assuming the Bankruptcy Court approves the Plan, the Company expects the Plan to become effective shortly after the confirmation hearing.  The Company expects confirmation to occur during the fourth quarter of 2002.  However, there is no assurance that the Court will confirm the Plan.

3.             Accounting Policies for Entities Under the Bankruptcy Code

Since the Petition Date, the Company has operated its business as a debtor-in-possession under the Bankruptcy Code.  The American Institute of Certified Public Accountants' Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Bankruptcy Code.

Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from the operations of the ongoing business as it evolves.  Accordingly, SOP 90-7 requires the following financial reporting or accounting treatments with respect to the financial statements:

Balance Sheet.  The balance sheet should distinguish (i) pre-petition liabilities subject to compromise from those that are not subject to compromise, such as fully secured liabilities, and (ii) post-petition liabilities.  Pre-petition liabilities that may be affected by the plan should be reported at the expected amounts to be allowed, even if they may ultimately be settled for lesser amounts.

Consolidated financial statements that include one or more entities in reorganization proceedings and one or more entities not in reorganization proceedings should include condensed combined financial statements of the entities in reorganization proceedings.  Intercompany receivables and payables of entities in reorganization proceedings should be disclosed in the condensed combined financial statements.

Statement of Operations.  The statement of operations should portray the results of operations of the reporting entity while it is in Chapter 11 proceedings.  Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported separately as reorganization items, except for those required to be reported as discontinued operations in conformity with APB Opinion 30, “Reporting the Results of Operations.”  Professional fees and similar types of expenditures directly relating to the Chapter 11 proceeding should be expensed as incurred and reported as reorganization items.

Interest should be reported only to the extent that it will be paid during the Chapter 11 proceeding or that it is probable that it will be an allowed claim.  Interest expense is not a reorganization item.  The extent to which reported interest expense differs from stated contractual interest should be disclosed.

Statement of Cash Flows.  Reorganization items should be disclosed separately within the operating, investing and financing categories of the statement of cash flows.

4.             Current Liabilities Subject to Compromise

Current liabilities subject to compromise refer to liabilities incurred prior to the Chapter 11 filing excluding those claims that will not be impaired.  The liabilities subject to compromise represent management’s best estimate of known and potential claims to be resolved in connection with the Chapter

11 filing.  These claims may be subject to future adjustments depending on Court action, further developments with respect to disputed claims or other events.  The liabilities subject to compromise are listed in the following table:

(In thousands)	June 30, 2002
7—½% Senior Convertible Notes	$20,198
Accrued interest on the Notes	1,017
Real estate lease for discontinued ICD business	427
$21,642

The Company has negotiated an acceptable amendment to the real estate lease that would require it to continue making lease payments for one year through June 2003, at which time all obligations of the Company would be released.  This amendment is subject to Bankruptcy Court approval and a hearing scheduled for August 21, 2002.  The Company believes that Court rejection of this favorable amendment is unlikely.  SOP 90-7, paragraph 22 states “an objective of financial statements issued by an entity in Chapter 11 should be to reflect its financial evolution during the proceeding.”  SOP 90-7, paragraph 23 goes on to state, “liabilities that may be affected by the plan should be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.”  Despite that, SOP 90-7, paragraph 14 acknowledges that “some entities report the resulting claims at the estimated amounts of the allowed claims, while others report them at the estimated amounts at which they will be settled.”  The Company has elected to recognize the $292,000 gain resulting from amending the real estate lease during the month of August 2002.

5.             Reorganization Items

A summary of the expenses recognized during the three months ended June 30, 2002 is listed in the following table.

(In thousands)	Three Months Ended June 30, 2002
Provision for professional fees	$210
Write-down of equipment held for sale	63
$273

6.             Condensed Financial Statements of the Debtor

SOP 90-7 requires presentation of condensed financial statements of the debtor when the consolidated financial statements include entities that are not part of the reorganization proceedings.  Angeion’s subsidiary, Medical Graphics Corporation, is not included in the Chapter 11 proceedings and continues to do business as usual.  The following table presents the condensed balance sheet of Angeion Corporation.

(In thousands)	June 30, 2002	December 31, 2001
Current assets:
Cash and cash equivalents	$148	$1,011
Prepaid expenses	60	54
	208	1,065

Intercompany receivable	10,451	10,282
Equity in subsidiary	8,198	10,174
Other assets	34	276
	18,891	21,797

Current liabilities:
Current liabilities subject to compromise	21,642	-
Other current liabilities	248	1,165
	21,890	1,165

Long term debt	-	20,198
Shareholders’ equity	(2,999)	434
	$18,891	$21,797

7.             Intangible Assets

On January 1, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles (SFAS 141 and 142) became effective for the Company.  Accordingly, goodwill is no longer being amortized against earnings and goodwill balances are subject to an impairment review on an annual basis or sooner if indicators of potential impairment exist.  In addition, the new rules further defined the classes of intangible assets, which caused the Company to reclassify the $1,448,000 unamortized balance of an intangible asset represented by the estimated value of assembled workforce to goodwill as of January 1, 2002.  The value of assembled workforce at December 31, 2001 was also reclassified in these financial statements for comparative purposes.  The company has completed a goodwill impairment review for the Medical Graphics Corporation acquisition, which represents the Company’s only goodwill, and found no impairment.

  The Company completed a review of intangible asset residual values and found no impairment, except for its investment in the perpetual license to use certain INTERXVENTUSA intellectual property.  The Company has purchased a perpetual license agreement for existing INTERXVENT technology to be revised in the form of a self-help program.  Since completion of the self-help program  has been delayed and therefore not been introduced to the market, the Company has reduced the value of its current investment by $1,085,000 to $325,000.  The Company intends to amortize the remaining value of $325,000 over three years.

The impairment review was based on a discounted cash flow approach that uses estimates for revenues and expenses as well an appropriate discount rate.  The estimates used for the review are consistent with the plans and estimates being used to manage the underlying business.  If the business fails to achieve the revenue and expense levels forecasted or if market conditions for the Company’s products deteriorate, the Company may incur charges for the impairment of goodwill and or intangible assets.

Intangible assets as of June 30, 2002 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Proprietary software	$3,498	$996
Patents	2,342	488
Perpetual license	325	-
Purchased technology	293	65
	6,458	1,549

Unamortized trade name	$5,302
		Net
Intangible assets, net		$10,211

The change in the carrying amount of goodwill is as follows:

(In thousands)	Goodwill
Balance as of December 31, 2001	$487
Reclassification of assembled workforce pursuant to SFAS 142	1,448
Balance as of June 30, 2002	$1,935

The following table discloses reported net loss and the adjusted net loss that would have been reported assuming that SFAS 142 were to have been effective for all reported periods.

(In thousands, except for	Three Months Ended June 30,		Six Months Ended June 30,
per share amounts)	2002	2001	2002	2001
Net loss, as reported	$(2,379)	$(1,264)	$(3,433)	$(2,587)
Add back amortization:
Goodwill	-	9	-	19
Trade name	-	75	-	150
Assembled workforce	-	80	-	160
Net loss, as adjusted	(2,379)	(1,100)	(3,433)	(2,258)

Earnings per share, basic and diluted:
Net loss per share, as reported	(0.66)	(0.36)	(0.96)	(0.74)
Add back amortization:
Goodwill	-	-	-	0.01
Trade name	-	0.02	-	0.04
Assembled workforce	-	0.02	-	0.04
Net loss per share, as adjusted	$(0.66)	$(0.32)	$(0.96)	$(0.65)

Amortization expense for the three and six months ended June 30, 2002 was $180,000 and $360,000, respectively.  Estimated amortization expense for the remainder of 2002 and for each of the succeeding years based on the intangible assets as of June 30, 2002 is as follows:

(In thousands)	Amortization
Six months ended December 31, 2002	$406
2003	832
2004	832
2005	780
2006	722
Thereafter	1,337
$4,909

8.             Reclassifications

Certain amounts in Angeion’s financial statements for the three and six months ended June 30, 2001 have been reclassified to conform to the 2002 presentation.  These reclassifications had no effect on net income or shareholders’ equity as previously reported.

9.             Net Income (Loss) Per Share

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

10.          Other Commitments

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

11.          New Accounting Pronouncements

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate,” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially including the following: (i) the Company’s ability to successfully emerge from Chapter 11 Bankruptcy proceedings during the fourth quarter of 2002, (ii) the Company’s ability to successfully increase revenue from its new Leaf Product line, (iii) the Company’s ability to develop and protect its intellectual property, (iv) potential product liability claims related to the Company’s medical products, (v) dependence upon third party vendors and (vi) the Company’s ability to remain listed on the Nasdaq Small Cap Market as well as other factors not now anticipated.  Additional factors are set forth in the Section entitled “Certain Risk Factors” in Part I, Item 1, “Business” of the Company’s Form 10-KSB for the year ended December 31, 2001.  Various forward-looking statements have been made in this Quarterly Report on Form 10-QSB and may also be made in other Angeion reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents.  In addition, from time to time, the Company through its management may make oral forward-looking statements.  The Company undertakes no obligation to update any forward-looking statement.

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

On June 17, 2002, Angeion Corporation, the parent company, filed a voluntary petition for reorganization under chapter 11 of the federal bankruptcy laws (“Chapter 11” or “Bankruptcy Case”) in the United States Bankruptcy Court for the District of Minnesota under case number 02-32260.  The Joint Plan of Reorganization (“Plan”) was filed jointly with the noteholders of the Company’s 7-½% Senior Convertible Notes (“Notes”) due April 2003.  Since the petition date, the Company has continued to operate as Debtor in Possession.  As Debtor in Possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.

The Company’s subsidiary, Medical Graphics Corporation, is not part of the Chapter 11 filing and continues to do business as usual.  Thus far, the restructuring has not had an adverse impact upon the day-to-day operations, customers or suppliers of its Medical Graphics operations.

                Events Prior to Bankruptcy Filing.  At December 31, 2001, the Company had $20,198,000 in Notes due April 2003 outstanding.  The Company believed it would resolve repayment of the Notes in a combination of one or more of several ways, including the restructuring of the Notes’ terms, conversion of the Notes to equity or raising additional funds to refinance the Notes.  The Company settled litigation with the noteholders in November 2001 and engaged in negotiations with the noteholders from January 2002 until June 2002 to restructure the debt represented by the Notes.

In a letter dated February 14, 2002, Nasdaq notified Angeion that its stock had closed below the minimum $1.00 per share requirement for continued listing on the SmallCap Market.  Accordingly, Angeion has been provided 180 calendar days or until August 13, 2002 to regain compliance.  In order to achieve compliance, the bid price of Angeion’s common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days.  There were a number of developments that Angeion believed would result in an improved stock price, including possible restructuring of the noteholder indebtedness and further licensing agreements for the Company’s patented technology.  In addition, the Company had the ability under its Articles of Incorporation and Minnesota law, without shareholder approval, to affect a reverse stock split thereby reducing the number of shares outstanding and, in essence, increasing the price of the common stock.

In a letter dated April 19, 2002, Nasdaq advised the Company that Nasdaq believed that the Company did not comply with Marketplace Rule 4310(c)(2)(B), which requires the Company to comply with Nasdaq's shareholder equity or net income requirements.  If the Company's stock were to be delisted, it would have constituted an Event of Default under the Indenture governing the Notes and the Notes would have become due and payable.

During the second quarter of 2002, the price of the Company’s stock in the market continued to decline because of the uncertainty surrounding the Company’s ability to repay the Notes when due.  Furthermore, the Company was concerned that the uncertainty associated with repayment of the Notes would affect its ongoing business.  In addition, the Company believed that restructuring the Notes in a manner that resulted in conversion to equity would enable the Company to achieve profitability more rapidly by virtue of the elimination of the debt.  The Company also believed that any restructuring that enabled the Company to maintain its net operating loss (“NOL”) carryovers would result in increased value in the future to its creditors and shareholders when it regained profitability.

Chapter 11 Bankruptcy Filing.  On June 17, 2002 the Company announced that it had reached an agreement with the holders of the $20,198,000 in outstanding Notes to restructure the debt by converting it to equity.  It also announced that, in order to retain an unimpaired tax loss carryover in excess of $125 million that the debt restructuring would take place under a Chapter 11 bankruptcy filing.  The noteholders represent substantially all of the contested debt affected by the Chapter 11 proceedings and both the Company and the noteholders, prior to filing, agreed to terms of the Plan.

Joint Plan of Reorganization.  The Plan provides that all of the Company’s $20,198,000 in outstanding Notes due April 2003, plus accrued interest of $1,017,000, will be converted into common stock of the Company.  Immediately after the conversion, the noteholders as a group will own 95% of the Company’s outstanding stock and current shareholders of the Company will own 5% of the Company’s outstanding stock.  Current shareholders will also be issued five-year warrants to purchase one additional share for each share that they are issued in the conversion.  The Plan also provides for the authorization of a new 2002 Stock Option Plan that would be authorized to issue up to 600,000 shares of common stock, but provides that options to purchase no more than 359,463 shares may be issued during the two (2) years after the Confirmation Date without the approval of the Reorganized Board, including board representatives of the Unsecured Creditors Committee.

Bankruptcy law empowers a debtor in possession to assume or reject executory contracts and unexpired leases and limits the amount that a landlord may claim.  The Company previously leased space in Brooklyn Park, Minnesota that served as office, manufacturing and warehouse space for its discontinued ICD business.  In May 2000, the Company entered into an agreement that terminated its future rental obligations for approximately 64% of its Brooklyn Park space in exchange for a payment of $476,000.  In early 2002, the Company signed a sublease with CHF Solutions, Inc. for the balance of the leased Brooklyn Park building.  The Company is responsible for a rental difference approximating $427,000 through February 2008.  The Company has negotiated an acceptable amendment to the lease that would require it to continue making lease payments for one year through June 2003, at which time all obligations of the Company would be released.  This amendment is subject to Bankruptcy Court approval.

Nasdaq Hearing.  On June 19, 2002, Nasdaq advised the Company that its common stock would be delisted as of June 27, 2002, due to the Chapter 11 Bankruptcy filing, unless the Company requested a hearing.  The Company requested a hearing that was subsequently granted with the Listing Qualifications Hearings Department of the Nasdaq and held on August 1, 2002.  At the hearing, the Company presented its plan for achieving compliance with all of the listing requirements of the Nasdaq SmallCap Market upon confirmation of the Joint Plan of Reorganization.  The Nasdaq can make a decision at any time and should the decision be to delist the Company’s common stock, it would likely be without notice.

If the Company’s common stock were not listed for trading on the Nasdaq SmallCap Market, trading of the common stock would likely be on the over-the-counter market system.  Inclusion of the Company’s common stock on the over-the-counter market system could adversely affect the liquidity of the Company’s common stock and may impact the public’s perception of the Company.  There can be no assurance that delisting would not have a material adverse effect on liquidity or business operations.

Confirmation of The Plan.  The Bankruptcy Court has scheduled a hearing for September 4, 2002 to determine whether the Disclosure Statement is adequate.  Subsequent to Court approval of the Disclosure Statement, a ballot for purposes of voting to accept or reject the Plan will be mailed along with a copy of the Disclosure Statement to all shareholders and noteholders.  The Bankruptcy Court will determine whether sufficient acceptances have been received to confirm the Plan and, assuming the Bankruptcy Court approves the Plan, the Company expects the Plan to become effective shortly after the confirmation hearing.  The Company expects confirmation to occur during the fourth quarter of 2002.  However, there is no assurance that the Court will confirm the Plan.

After Emerging from Bankruptcy.  The Company believes that the restructuring, which represents a strong vote of confidence by the noteholders in the business, will result in a solid balance sheet and no debt.

Operating Matters.  The Company continues to focus a significant portion of its resources on new products that target middle-aged adults that are concerned about their health or fitness.  These new products are a logical extension of the Company’s core cardiorespiratory diagnostic systems business and will add a much larger consumer focused market to the Company’s business.  Management is committed to this new strategy, which builds upon our existing business and core competencies and expands the business model from one based on one-time sales of capital equipment to one that includes providing a product that ultimately gets sold to each customer.

The Company’s first product being marketed under the New Leaf brand is the New Leaf Personal Exercise System.  The system provides delivery sites, such as health clubs, wellness centers and cardiac rehabilitation facilities, with the tools to develop individualized fitness, weight management and athletic training plans for their clients.  At June 30, 2002, there were 39 delivery sites for the New Leaf Personal Exercise System.  Revenue from these new products was $49,000 and $80,000 for the three and six months ended June 30, 2002.

The second New Leaf health and fitness product that the Company will be offering is a result of its joint marketing alliance with INTERXVENT, which began in 2001.  INTERXVENT developed and markets a comprehensive cardiovascular disease risk reduction lifestyle management program that involves a combination of printed materials, audio CDs and one-on-one personal mentoring or counseling sessions that has been shown to be both clinically and economically effective on over 20,000 participants.  The Company has purchased a perpetual license agreement for the INTERXVENT technology in the form of a self-help program, with no mentoring required, that can be marketed to healthy consumers at fitness clubs and other retail outlets.  The program can be purchased as a multi-subject comprehensive program or the consumer can select individual modules of interest such as nutrition or smoking cessation.  The InterVent product is planned to be marketed under the New Leaf brand and will be made available to be marketed by all New Leaf Personal Exercise System sites.  The Company expects to begin the introduction of this new product during the second half of 2002.  See Note 10, “Other Commitments,” Notes to Consolidated Financial Statements in this Form 10-QSB.

Defense of ICD Patents.  In addition to the products discussed above, the Company remains the owner of several patents related to its cardiac stimulation technology from which it has generated significant licensing revenue in recent years.  Despite the decision to exit the business of manufacturing ICDs in 2000, the Company is continuing to defend its patents and expects to generate additional revenue through new license agreements for its patented cardiac stimulation technology.  During March 2002, the Company commenced litigation against a medical device manufacturer under which the Company alleges that the defendant company infringed Angeion’s cardiac stimulation technology.

Results of Operations

Angeion Corporation recorded a net loss of $2,379,000 for the three months ended June 30, 2002 compared to a net loss of $1,264,000 for the same period in 2001.  For the six months ended June 30, the Company recorded net losses of $3,433,000 and $2,587,000 for 2002 and 2001, respectively.  The net loss for 2001 included a loss of $29,000 from discontinued operations.

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

Total revenue increased by $51,000 or 1.2% to $4,275,000 from $4,224,000 for the three months ended June 30, 2002 and 2001, respectively.  Domestic revenue increased by $258,000 or 10.1% to $2,821,000 in 2002 compared to $2,563,000 in 2001.  International revenue decreased by $302,000 or 29.1% to $735,000 in 2002 from $1,037,000 in 2001.  Service revenue increased by $95,000 or 15.2% to $719,000 in 2002 from $624,000 in 2001.

Total revenue for the six months ended June 30 increased by $24,000 or 0.3% to $8,309,000 in 2002 from $8,285,000 in 2001.  Domestic revenue increased by $81,000 or 1.6% to $5,117,000 in 2002 compared to $5,036,000 in 2001.  International revenue decreased by $302,000 or 15.2% to $1,681,000 in 2002 from $1,983,000 in 2001.  Service revenue increased by $245,000 or 19.4% to $1,511,000 in 2002 from $1,266,000 in 2001.

Domestic systems revenue rebounded from a negative 7.2% first quarter performance to a positive 10.1% in the second quarter thus yielding a 1.6% increase for the first six months.  The second quarter more than offset the first quarter in part because our customers delayed some planned first quarter business.  In general, the Company believes that domestic customers are continuing to exercise caution in making capital expenditures due to the overall uncertainty of the United States economy as well as the atmosphere created in the wake of the September 11, 2001 events.

First quarter international revenue was even with the prior year while second quarter revenue decreased by over 29% leaving year to date performance off by over 15%.  There are two reasons driving the decline in international revenue.  The European economy is acting much like that of the United States where customers are delaying capital expenses unless there is a clear immediate need while Latin America is also suffering from very weak economies and devaluating currencies.

The service revenue increase for both quarters is primarily due to an increase in service contract revenue and non-warranty service calls associated with expiring warranties.  For a period of nine months from July 1996 to March 1997, the Company had provided 5-year warranties with the sale of its systems.  All of those 5-year warranties have now expired.  The service revenue increase also reflects the Company’s continued emphasis on the sale of extended service contracts.

Gross Margin

For the three months ended June 30, gross margin percentage decreased to 40.4% of revenue in 2002 from 43.7% in 2001.  For the six months ended June 30, gross margin percentage decreased to 40.0% of revenue in 2002 from 42.5% in 2001.  Gross margins decreases are due to labor costs associated with revising certain product specifications.  The Company believes that these additional labor costs are temporary and that margins for the rest of 2002 should return to prior year levels.

Selling and Marketing

Selling and marketing expenses decreased $66,000 or 5.0% to $1,266,000 for the three months ended June 30, 2002 compared to $1,332,000 in 2001.  For the six months ended June 30, selling and marketing expenses decreased $68,000 or 2.7% to $2,414,000 in 2002 from $2,482,000 in 2001.  Increases in expenses associated with the Company’s focus on selling and marketing its New Leaf personal exercise system of $145,000 and $273,000 for the three and six months ended June 30, 2002, respectively, have been more than offset by lower travel, product demonstration and other selling and marketing expenses associated with core products.

General and Administrative

General and administrative expenses were $647,000 for the three months ended June 30, 2002 and 2001.  For the six months ended June 30, general and administrative expenses decreased $72,000 or 5.6% to $1,225,000 in 2002 from $1,297,000 in 2001.  Both periods include reduced personnel costs that were offset by increased professional fees during the second quarter.

Research and Development

Research and development expenses for the three months ended June 30 decreased $54,000 or 15.7% to $289,000 in 2002 from $343,000 in 2001.  For the six months ended June 30, research and development expenses decreased $142,000 or 18.6% to $621,000 in 2002 from $763,000 in 2001.  The Company’s previous focus on the conversion and consolidation of software platforms is now complete, resulting in the decrease in research and development expenses for both the three and six months ended June 30, 2002.  Research and development expenses that have been capitalized as part of the Company’s proprietary software were $110,000 and $158,000 for the three months ended June 30 and $207,000 and $300,000 for the six months ended June 30, 2002 and 2001, respectively.

Amortization of Intangibles

Amortization of intangibles for the three months ended June 30 decreased $144,000 or 44.4% to $180,000 in 2002 from $324,000 in 2001.  For the six months ended June 30, amortization of intangibles decreased $288,000 or 44.4% to $360,000 in 2002 from $648,000 in 2001.  The decrease reflects the Company’s adoption of SFAS Statement No. 141, Goodwill and Other Intangible Assets.  See Note 7, “Intangible Assets,” Notes to Consolidated Financial Statements in this Form 10-QSB.

Impairment Loss on Intangible Assets

As noted in Note 7, “Intangible Assets,” Notes to Consolidated Financial Statements in this Form 10-QSB, the Company completed a review of intangible asset residual values and found impairment for its investment in the perpetual license to use certain INTERXVENTUSA intellectual property.  Since completion of the self-help program has been delayed and therefore not been introduced to the market, the Company has reduced the value of its current investment by $1,085,000 to $325,000.  Moreover, the Company intends to amortize the remaining value of $325,000 over three years.

Other Income (Expense)

Interest income for the three months ended June 30 decreased by $45,000 to $3,000 in 2002 from $48,000 in 2001.  For the six months ended June 30, interest income decreased by $124,000 to $7,000 in 2002 from $131,000 in 2001.  The decrease in interest income reflects lower excess cash balances available for short-term investment as well as lower interest rates.

Interest expense decreased $143,000 to $367,000 from $510,000 for the three months ended June 30, 2002 and 2001, respectively.  For the six months ended June 30, interest expense decreased $143,000 to $877,000 in 2002 from $1,020,000 in 2001.  Historically, interest expense included $132,000 of amortization of debt issuance costs on a quarterly basis.  The debt issuance costs became fully amortized in April 2002.  In addition, the Company discontinued accruing for interest expense on June 17, 2002, the date the Company filed the Joint Plan of Reorganization.  The amount of stated contractual interest that was not charged to operations for the 13 days ended June 30, 2002, was approximately $54,000.  The Joint Plan of Reorganization provides for the conversion of all unpaid interest expense, $1,017,000 at June 17, 2002, into common stock of the Company after the Bankruptcy Court approves the Plan.

Benefit for income taxes

                During the first quarter of 2002, the Company recorded a refund of $92,000 for federal income taxes that were previously paid for 1999.  The refund became available due to a tax law revision enacted into law during the first quarter of 2002.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, through revenue from license agreements for patented ICD technology and through the use of cash balances.

Although the Company had cash and cash equivalents of $1,771,000 at March 31, 2002, the Company, after consultation with the noteholders, did not make the $757,425 interest payment on the indebtedness that was due on April 15, 2002, pending continuing discussions and negotiations regarding restructuring of the indebtedness.  On June 17, 2002, the Company announced an agreement with the noteholders under which the $20,198,000 in outstanding notes plus accrued interest of $1,017,000 would be converted into common stock of the Company through a Chapter 11 Bankruptcy proceeding and a Plan of Reorganization filed jointly between the Company and its noteholders.  See Note 2, “Restructuring of Parent Company’s Debt,” Notes to Consolidated Financial Statements in this Form 10-QSB.

The Company had cash of $1,098,000 and negative working capital of $16,222,000, including $20,198,000 in principal amount of Notes due April 2003, as of June 30, 2002.  During the six months ended June 30, 2002, the Company generated $241,000 in cash from continuing operations.  Cash was generated by decreases of $372,000, $953,000 and $180,000 in accounts receivable, inventories and prepaid expenses and other assets, respectively, as well as an increase of $541,000 in other liabilities and accrued expenses.  The reduction in inventories included $335,000 for disposition of the remaining discontinued sleep diagnostic product inventories.  The principal use of cash included funding the $1,676,000 net loss before depreciation and amortization and the impairment loss on intangible assets.  In addition, the Company used $213,000 in cash for discontinued operations, which represented real estate commissions and rental of the facility formerly used for the Company’s ICD products.

During the six months ended June 30, 2002, the Company used $291,000 in cash for investing activities.  Cash was used to increase the Company’s investment in proprietary software by $207,000, to invest $70,000 in the INTERVENT perpetual license and to purchase $17,000 of equipment and fixtures.

During the fourth quarter of 2001, the Company implemented cost reduction measures that resulted in a decrease of approximately 8% in annual operating expenses.  In addition, the Company’s operating plans allow for significant changes in commitments for operating expenses, particularly with respect to incremental expenses associated with the introduction of the New Leaf personal exercise system to the market.  Apart from these, the Company has no material commitments for capital expenditures for 2002.

The Company believes that it will emerge from its Chapter 11 Bankruptcy in the fourth quarter of 2002 with all of the Notes converted to equity, thus eliminating the Company’s debt.  Upon emerging from the Chapter 11 Bankruptcy, the Company believes that its liquidity and capital resource needs for the foreseeable future will be met through its current cash and cash equivalents, cash flows from operations and working capital.  There can be no assurance, however, that the Company’s business will continue to generate cash flows at or above current rates of cash flow.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On June 17, 2002, Angeion Corporation, the parent company, filed a voluntary petition for reorganization under chapter 11 of the federal bankruptcy laws.  See Note 2, “Restructuring of Parent Company's Debt,” Notes to Consolidated Financial Statements in this Form 10-QSB.

The Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business.  Management is of the opinion that ultimate settlement of these matters will not have a material impact on its financial statements.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Under the terms of the Indenture covering the Company’s Senior Convertible Notes, the Company is required to make interest payments of $757,425 on April 15 and October 15 of each year.  Although the Company had cash and cash equivalents of $1,771,000 at March 31, 2002, the Company, after consultation with the noteholders, did not make the $757,425 interest payment on the indebtedness that was due on April 15, 2002, pending continuing discussions and negotiations regarding restructuring of the indebtedness.  On May 15, 2002, the Company entered into a Forbearance Agreement with U.S. Bank as Trustee under the Indenture, under which the Bank agreed it would not declare a Default under the Indenture for failure to make the April 15, 2002 interest payment.  On June 17, 2002, the Company filed a voluntary petition for reorganization under chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Minnesota and together with the noteholders filed a Joint Plan of Reorganization under which the Notes would be converted into common stock of the Company.  See Note 2, “Restructuring of Parent Company’s Debt,” Notes to Consolidated Financial Statements in this Form 10-QSB.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

                In June 2002, Company's former joint venture partner, ELA Medical, notified the Company that some of the ICD's formerly manufactured by Angeion were experiencing premature battery depletion.  The Company advised the attending physicians of the patients with these ICD's of the problems and provided the physicians with a recommended procedure to determine what action is required.  As part of the May 1999 agreement between the Company and ELA in which the Company withdrew from a joint venture with ELA, ELA is responsible for the warranty coverage, technical service, and regulatory compliance service for these ICDs.  The Company remains responsible for third party claims relating to these ICDs made on behalf of a patient (i.e. product liability claims).  The Company believes that if any such claims are made, it has adequate product liability insurance to cover them, subject to deductibles.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits List

	99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

During the three months ended June 30, 2002, the Company filed a Report on Form 8-K reporting that it had requested a hearing with regard to a decision of the staff of the Nasdaq Stock Market that the Company’s stock be delisted as a result of the Company’s June 17, 2002 Chapter 11 bankruptcy filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date:	August 14, 2002	/s/ Richard E. Jahnke

Richard E. Jahnke, President and Chief
Executive Officer
(Principal Executive Officer)

Date:	August 14, 2002	/s/ Dale H. Johnson

Dale H. Johnson, Chief Financial Officer
(Chief Accounting Officer)