Form 10QSB
period 2002-09-30
ANGEION CORP/MN
filed 2002-11-14
CIK 815093

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 after distribution of securities under a plan confirmed by a court:

Yes         ☒         No         ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         ☒         No         ☐

The Company had 3,594,627 shares of common stock, $0.01 par value, outstanding as of November 11, 2002.

Transitional Small Business Disclosure Format (Check one):

Yes         ☐         No         ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited, in thousands except share data)

	September 30, 2002		December 31, 2001
	Historical	Pro-Forma
Assets
Current assets:
Cash and cash equivalents	$1,707	$4,607	$1,361
Accounts receivable, net of allowance for doubtful accounts of $315 and $244, respectively	6,469	3,569	4,268
Inventories	3,041	3,041	4,145
Prepaid expenses and other current assets	66	66	196
Total current assets	11,283	11,283	9,970

Net non-current assets of discontinued operations	24	24	100
Equipment and fixtures, net	919	919	1,338
Intangible assets, net	10,098	10,098	11,379
Other assets	—	—	176
Goodwill, net	1,935	—	1,935
Reorganization value in excess of identifiable assets	—	1,935	—
	$24,259	$24,259	$24,898

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$810	$810	$942
Employee compensation	705	705	658
Deferred income	1,047	1,047	1,017
Warranty reserve	116	116	141
Net current liabilities of discontinued operations	164	164	718
Other liabilities and accrued expenses	751	751	790
Total current liabilities not subject to compromise	3,593	3,593	4,266
Current liabilities subject to compromise	21,266	—	—
Total current liabilities	24,859	3,593	4,266

Long-term debt	—	—	20,198

Shareholders’ equity (deficit):
Common stock, $0.01and $0.10 par value, historical and pro forma, respectively. Authorized 10,000,000 and 25,000,000 shares, historical and pro forma, respectively; issued and outstanding 3,594,627 shares in 2002 and 2001	36	359	36
Additional paid-in capital	124,011	20,307	124,011
Accumulated deficit	(124,647)	—	(123,613)
Total shareholders’ equity (deficit)	(600)	20,666	434
	$24,259	$24,259	$24,898

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Equipment and supply sales	$3,439	$3,349	$10,237	$10,368
Service revenue	792	659	2,303	1,925
	4,231	4,008	12,540	12,293
Cost of goods sold
Cost of equipment and supplies	2,327	2,231	7,062	6,768
Cost of service revenue	166	104	417	331
	2,493	2,335	7,479	7,099

Gross margin	1,738	1,673	5,061	5,194

Operating expenses:
Selling and marketing	1,291	1,284	3,705	3,766
General and administrative	614	966	1,839	2,263
Research and development	306	441	927	1,204
Amortization of intangibles	207	276	567	924
Impairment loss on intangible assets	—	—	1,085	—
Reorganization items	(177)	—	96	—
	2,241	2,967	8,219	8,157

Operating income (loss)	(503)	(1,294)	(3,158)	(2,963)

Other income (expense):
Licensing revenue, net	2,900	—	2,900	—
Interest income	2	29	9	160
Interest expense	—	(511)	(877)	(1,531)

Income (loss) before taxes	2,399	(1,776)	(1,126)	(4,334)

Provision (benefit) for taxes	—	—	(92)	—

Income (loss) from continuing operations	2,399	(1,776)	(1,034)	(4,334)

Loss from discontinued operations	—	—	—	(29)

Net income (loss)	$2,399	$(1,776)	$(1,034)	$(4,363)

Net income (loss) per share - basic and diluted
Continuing operations	$0.67	$(0.50)	$(0.29)	$(1.24)
Discontinued operations	—	—	—	(0.01)
Net loss	$0.67	$(0.50)	$(0.29)	$(1.25)

Weighted average common shares outstanding
Basic and diluted	3,595	3,543	3,595	3,502

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash Flows From Operating Activities:
Net loss	$(1,034)	$(4,363)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Loss from discontinued operations	—	29
Depreciation and amortization	1,032	1,428
Impairment loss on intangible assets	1,085	—
Reorganization items	96	—
Changes in operating assets and liabilities:
Accounts receivable	(2,201)	460
Inventories	1,104	(1,218)
Prepaid expenses and other assets	306	92
Accounts payable	(132)	(18)
Employee compensation	47	132
Other liabilities and accrued expenses	709	815
Net cash provided by (used in) continuing operations	1,012	(2,643)
Net cash used in discontinued operations	(262)	(252)
Net cash provided by (used in) operating activities	750	(2,895)

Cash Flows From Investing Activities:
Purchase of equipment and fixtures	(46)	(58)
Investment in proprietary software	(301)	(404)
Investment in perpetual license	(70)	—
Net cash used in continuing operations	(417)	(462)
Net cash provided by discontinued operations	13	45
Net cash used in investing activities	(404)	(417)

Cash Flows From Financing Activities:
Proceeds from stock transactions	—	14
Net cash provided by financing activities	—	14

Net increase (decrease) in cash and cash equivalents	346	(3,298)

Cash and cash equivalents at beginning of period	1,361	6,350

Cash and cash equivalents at end of period	$1,707	$3,052

Cash paid for interest expense	$—	$757

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

1.             Basis of Presentation

The consolidated historical balance sheet as of September 30, 2002, the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2002 and 2001, and the related information presented in these notes have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The balance sheet at December 31, 2001 was derived from the audited financial statements as of that date.  Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to the financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three and nine months ended September 30, 2002 and 2001, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

2.             Reorganization and Recent Events

Reorganization Under Chapter 11.  On June 17, 2002, Angeion Corporation, the parent company, filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws (“Chapter 11” or “Bankruptcy Case”) in the United States Bankruptcy Court for the District of Minnesota under case number 02-32260.  The Joint Modified Plan of Reorganization (“Plan”) was filed jointly with the holders of the Company’s 7-½% Senior Convertible Notes (“Notes”) due April 2003.  During the bankruptcy period, the Company continued to operate as debtor in possession.  As debtor-in-possession, the Company operated as an ongoing business, but could not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.

The Company’s subsidiary, Medical Graphics Corporation, was not part of the Chapter 11 filing and continued to do business as usual during the bankruptcy period.  The reorganization did not have an adverse impact upon the day–to–day operations, customers or suppliers of the Company’s Medical Graphics operations.

Lease Amendment.  Bankruptcy law empowers a debtor in possession to assume or reject executory contracts and unexpired leases and limits the amount that a landlord may claim.  The Company previously leased space in Brooklyn Park, Minnesota that served as office, manufacturing and warehouse space for its discontinued ICD business.  In May 2000, the Company entered into an agreement that terminated its future rental obligations for approximately 64% of its Brooklyn Park space in exchange for a payment of $476,000.  In early 2002, the Company signed a sublease with CHF Solutions, Inc. for the balance of the leased Brooklyn Park building.  The Company negotiated an amendment with the landlord and CHF Solutions, Inc. to the lease that requires the Company to continue making lease payments subsequent to its filing of the Chapter 11 petition through June 2003, and releases the Company from all other obligations.  The Bankruptcy Court approved this amendment on August 21, 2002.  As a result, the Company recognized a $292,000 gain by decreasing its liability for future rental obligations.  The gain in included in reorganization items.

License for Proprietary Technology.  On September 19, 2002, the Company entered into a Settlement and License Agreement (“Settlement Agreement”) with Biotronik, Inc. (“Biotronik”) pursuant to which the Company granted to Biotronik a perpetual, non-exclusive license to use the Company’s cardiac stimulation technology.  In return, Biotronik agreed to make a one-time cash payment of $4,000,000 within 30 days of execution of the contract.  As a result, the Company recorded license revenue of $2,900,000 relating to the Settlement Agreement, which is net of the related contingent transaction expenses of $1,100,000.  The payment was received on October 18, 2002.

Confirmation of The Plan.  On October 24, 2002, the Bankruptcy Court entered an order confirming the Company’s Plan.   The Plan became effective on October 25, 2002, the first business day after the date of confirmation.  Upon the effectiveness of the Plan, Messrs. Arnold A. Angeloni, John C. Penn, Richard E. Jahnke and Jeffrey T. Schmitz constitute the Board of Directors of the Company.

As of June 17, 2002, the date the Chapter 11 petition was filed with the Court, there were 3,594,627 shares of the Company’s common stock issued and outstanding (the “Old Common Stock”).  As a result of the Plan, all of the Company’s Old Common Stock has been canceled and all options and warrants to purchase the Company’s Old Common Stock existing as of the petition date have been canceled.  To effectuate the Plan, the Company issued 3,594,627 shares of its common stock in replacement of the Old Common Stock (the “Replacement Common Stock”).

Under the Plan, each holder of the Company’s Notes and each holder of certain other unsecured claims received such holder’s pro rata share of 95% of the Replacement Common Stock.  Each holder of the Company’s Old Common Stock received a pro rata share of 5% of the Replacement Common Stock and one common stock purchase warrant for each share of Replacement Common Stock (the “New Warrants”).  For each 20 shares of common stock owned prior to the Plan confirmation date, shareholders will receive one share of Replacement Common Stock and one New Warrant to purchase one share of Replacement Common Stock.  The New Warrants expire on October 31, 2007 and are subject to redemption by the Company under certain circumstances.  The exercise price of the New Warrants is $7.79 per share of common stock issuable upon exercise.  The New Warrants were issued pursuant to a Warrant Agreement between the Company and the Company’s transfer agent, Wells Fargo Bank Minnesota, N.A., as warrant agent.

The Company has also reserved 600,000 shares of its Replacement common stock for issuance upon exercise of stock options to be issued to employees pursuant to the Angeion Corporation 2002 Stock Option Plan.  The 2002 Stock Option Plan provides, however, that options to purchase no more than 359,463 shares of the Company’s common stock may be issued in the first two years after the confirmation of the Plan without approval of the Designee of the Creditors Committee.

Nasdaq Listing.  On September 12, 2002, Nasdaq advised the Company that, despite the Company’s bankruptcy filing, continued listing on the Nasdaq SmallCap Market was appropriate,

subject to certain conditions.  The Company’s common stock continued to trade on the NASDAQ SmallCap Market during the bankruptcy period.  Subsequent to confirmation of the bankruptcy, the Company has met certain of the conditions for continued listing but must maintain a closing bid price of $1.00 per share to remain listed on Nasdaq.

3.             Accounting Policies for Entities Under the Bankruptcy Code

Since the Petition Date, the Company has operated its business as a debtor-in-possession under the Bankruptcy Code.  The American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Bankruptcy Code.

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

(In thousands)	September 30, 2002
7-½% Senior Convertible Notes	$20,198
Accrued interest on the Notes	1,017
Professional fees	51
$21,266

The Company negotiated an amendment to the real estate lease that requires it to continue making lease payments for one year through June 2003, at which time all obligations of the Company will be released.  The Bankruptcy Court approved this amendment on August 21, 2002.  As a result, the Company recognized a $292,000 gain by adjusting its liability for future rental obligations.  The gain is included in reorganization items.

5.             Reorganization Items

A summary of the expenses and gains recognized during the three and nine months ended September 30, 2002 is listed in the following table.

(In thousands)	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Provision for professional fees	$48	258
Write-down of equipment held for sale	—	63
Mailings to shareholders and noteholders	67	67
Gain from reduction of future rental obligations	(292)	(292)
	$(177)	96

6.             Condensed Financial Statements of the Debtor

SOP 90-7 requires presentation of condensed financial statements of the debtor when the consolidated financial statements include entities that are not part of the reorganization proceedings.  Angeion’s subsidiary, Medical Graphics Corporation, was not included in the Chapter 11 proceedings and continues to do business as usual.  The following table presents the condensed balance sheet of Angeion Corporation.

(In thousands)	September 30, 2002	December 31, 2001
Current assets:
Cash and cash equivalents	$124	$1,011
Account receivable	2,900	—
Prepaid expenses	50	54
	3,074	1,065

Intercompany receivable	10,452	10,282
Equity in subsidiary	7,731	10,174
Other assets	24	276
	$21,281	$21,797

Current liabilities:
Current liabilities subject to compromise	$21,266	$—
Other current liabilities	615	1,165
	21,881	1,165

Long term debt	—	20,198
Shareholders’ equity (deficit)	(600)	434
	$21,281	$21,797

7.             Fresh Start Reporting

The Company is obligated to adopt fresh start reporting as defined in SOP 90-7 upon its emergence from bankruptcy.  The Company will adopt the principles of fresh start reporting upon its emergence from bankruptcy on October 31, 2002.  The following pro forma consolidated financial statements of the Company illustrate the presently estimated financial effects of implementing the Company’s Plan and adoption of fresh start reporting principles.  The pro forma consolidated balance sheet as of September 30, 2002 is presented as if the Company had adopted fresh start reporting on that date.  The pro forma consolidated statements of operations for the three and nine months ended September 30, 2002 have been presented as if the Company had emerged from Chapter 11 bankruptcy proceedings and adopted fresh start reporting as of January 1, 2002, the first day of the Company’s fiscal 2002.

These pro forma consolidated financial statements reflect the adjustments outlined in the Company’s Plan with respect to the conversion of debt to equity.  Under terms of the Plan, the holders of the Notes due April 2003 agreed to convert the debt to equity.  They and other holders of certain unsecured claims received a pro rata share of 95% of Replacement Common Stock to be issued pursuant to the Plan.  The conversion has taken place and all outstanding notes have been cancelled.  The pro forma consolidated balance sheet has also been adjusted to reflect the $2,900,000 in cash received on October 18, 2002 for license revenue, net of related transaction expenses.

Under SOP 90-7, the value of all of the Company’s assets, which substantially is the Company’s investment in Medical Graphics Corporation must be determined and allocated to this subsidiary’s net assets in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, “Business Combinations.”  The valuation must be accomplished despite the fact that Medical Graphics was not part of the Chapter 11 filing.  Although the Company is not aware of any adjustment that will be required in connection with this valuation, the Company anticipates that it will obtain an appraisal from an independent third party to determine the value of its investment in the net assets of Medical Graphics.

The only adjustment included in the pro forma consolidated financial statements that is associated with revaluing the net assets of Medical Graphics is the Company’s characterization of historical “goodwill” as “reorganization value in excess of identifiable assets.”  Accordingly, final allocations may differ from the amounts reflected herein and as a consequence may affect operating results and financial condition.

The pro forma adjustments are based on available information and certain assumptions that the Company believes are reasonable under the circumstances.  These pro forma financial statements are not necessarily indicative of what the results would have been had the Company emerged from bankruptcy on January 1, 2002.  The estimated reorganization equity value of the Company for purposes of these pro forma consolidated financial statements is approximately $20 million.

Angeion Corporation and Subsidiaries

Pro Forma Consolidated Balance Sheet

September 30, 2002

(unaudited, in thousands except share data)

	Historical	Fresh Start Reporting Adjustments		Other Adjustments		Pro Forma
Assets
Current assets:
Cash and cash equivalents	$1,707	$		$2,900	(a)	$4,607
Accounts receivable	6,469			(2,900	)(a)	3,569
Inventories	3,041					3,041
Prepaid expenses and other current assets	66					66
Total current assets	11,283	—		—		11,283
Net non-current assets of discontinued operations	24					24
Equipment and fixtures	919					919
Intangible assets	10,098					10,098
Goodwill	1,935	(1,935	)(b)			—
Reorganization value in excess of identifiable assets	—	1,935	(c)			1,935
	$24,259	$—		$—		$24,259

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$810	$		$		$810
Employee compensation	705					705
Deferred income	1,047					1,047
Warrant reserve	116					116
Net current liabilities of discontinued operations	164					164
Other liabilities and accrued expenses	751					751
Total current liabilities not subject to compromise	3,593	—		—		3,593
Current liabilities subject to compromise	21,266	(21,266	)(d)			—
Total current liabilities	24,859	(21,266)		—		3,593
Shareholders’ equity (deficit)
Common stock, $0.01 and $0.10 par value, historical and pro forma, respectively. Authorized 25,000,000 shares; issued and outstanding 3,594,627 shares	36	323	(e)			359
Additional paid-in capital	124,011	(103,704	)(f)			20,307
Accumulated deficit	(124,647)	124,647	(g)			—
Total shareholders’ equity (deficit)	(600)	21,266		—		20,666
	$24,259	$—		$—		$24,259

Angeion Corporation and Subsidiaries

Pro Forma Consolidated Statement of Operations

Three Months Ended September 30, 2002

(unaudited, in thousands except per share amounts)

	Historical	Fresh Start Reporting Adjustments		Pro Forma
Revenues
Equipment and supply sales	$3,349	$		$3,349
Service revenue	792			792
	4,231	—		4,231
Cost of goods sold
Cost of equipment and supplies	2,327			2,327
Cost of service revenue	166			166
	2,493	—		2,493

Gross margin	1,738	—		1,738

Operating expenses:
Selling and marketing	1,291			1,291
General and administrative	614			614
Research and development	306			306
Amortization of intangibles	207			207
Reorganization items	(177)	177	(h)	—
	2,241	177		2,418

Operating loss	(503)	(177)		(680)

Other income (expense):
Licensing revenue, net	2,900			2,900
Interest income	2			2
Interest expense	—		(i)	—

Income before taxes	2,399	(177)		2,222

Provision (benefit) for taxes	—			—

Net income	$2,399	$(177)		$2,222

Net income per share – basic and diluted	$0.67	$(0.05)		$0.62

Weighted average common shares outstanding	3,595	3,595		3,595

Angeion Corporation and Subsidiaries

Pro Forma Consolidated Statement of Operations

Nine Months Ended September 30, 2002

(unaudited, in thousands except per share amounts)

	Historical	Fresh Start Reporting Adjustments		Pro Forma
Revenues
Equipment and supply sales	$10,237			$10,237
Service revenue	2,303			2,303
	12,540	—		12,540
Cost of goods sold
Cost of equipment and supplies	7,062			7,062
Cost of service revenue	417			417
	7,479	—		7,479

Gross margin	5,061	—		5,061

Operating expenses:
Selling and marketing	3,705			3,705
General and administrative	1,839			1,839
Research and development	927			927
Amortization of intangibles	567			567
Impairment loss on intangible assets	1,085			1,085
Reorganization items	96	(96	)(h)	—
	8,219	(96)

Operating loss	(3,158)	96		(3,062)

Other income (expense):
Licensing revenue, net	2,900			2,900
Interest income	9			9
Interest expense	(877)	877	(i)	—

Loss before taxes	(1,126)	973		(153)

Provision (benefit) for taxes	(92)			(92)

Net loss	$(1,034)	$973		$(61)

Net loss per share – basic and diluted	$(0.29)	$0.27		$(0.02)

Weighted average common shares outstanding	3,595	3,595		3,595

Explanations for the Fresh Start Reporting Adjustments and Other Adjustments are keyed to the following paragraphs:

Balance Sheet Adjustments

a)                                      Cash and cash equivalents have been adjusted to reflect the amount of cash that was received on October 18, 2002 for licensing revenue, net of related transaction expenses.  Such amount was reflected in accounts receivable as of September 30, 2002.

b)                                     Goodwill has been eliminated in accordance with fresh start reporting.  A like amount has been reflected as reorganization value in excess of identifiable assets.

c)                                      Reorganization value in excess of amounts allocable to identifiable assets was established in accordance with fresh start reporting.  This amount is treated like goodwill and will not be amortized but rather evaluated for impairment on a periodic basis.

d)                                     This identifies current liabilities subject to compromise including the Company’s 7 1/2% Senior Convertible Notes due April 2003, unpaid interest on the Notes and certain other unsecured liabilities.  The Noteholders and holders of certain other unsecured claims received replacement common stock in accordance with the Plan.

e)                                      Common stock has been increased by $323,000 to reflect the change in par value from $0.01 to $0.10.

f)                                        Additional paid in capital has been adjusted to reflect: (i) an increase of $21,266,000 to reflect the conversion from debt to equity of the Notes, interest and other unsecured debt in exchange for the issuance of 95% of the Replacement Common Stock to the Company’s creditors in accordance with the Plan, (ii) a $124,647,000 reduction of paid-in capital in connection with the related elimination of accumulated deficit in accordance with fresh start accounting and (iii) a decrease of $323,000 to reflect a change in par value from $0.01 to $0.10.

g)                                     The accumulated deficit has been eliminated as required by fresh start reporting.

Statement of Operations Adjustments

h)                                     Reorganization items have been eliminated.  The reorganization items include professional fees, write-down of equipment held for sale, costs of mailing to shareholders and noteholders and a gain from reduction of future rental obligations.

i)                                         Interest expense has been eliminated to reflect the assumed conversion of the Notes to equity as of January 1, 2002.

8.             Intangible Assets

On January 1, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles (SFAS 141 and 142) became effective for the Company.  Accordingly, goodwill is no longer being amortized against earnings and goodwill balances are subject to an impairment review on an annual basis or sooner if indicators of potential impairment exist.  In addition, the new rules further defined the classes of intangible assets, which caused the Company to reclassify the $1,448,000 unamortized balance of an intangible asset represented by the estimated value of assembled workforce to goodwill as of January 1, 2002.  The value of assembled workforce at December 31, 2001 was also reclassified in these financial statements for comparative purposes.  The Company has completed a goodwill impairment review for the Medical Graphics Corporation acquisition, which represents the Company’s only goodwill, and found no impairment as of January 1, 2002.

The Company has purchased a perpetual license agreement for existing INTERXVENT technology to be revised in the form of a self-help program.  Since completion of the self-help program has been delayed and therefore not been introduced to the market, the Company evaluated the recoverability of its investment and determined that it was impaired.  The Company reduced the value of its current investment by $1,085,000 to $325,000 at June 30, 2002.  During the third quarter 2002, the Company commenced amortizing the remaining value of $325,000 over three years.

The impairment review was based on a discounted cash flow approach that uses estimates for revenues and expenses as well as an appropriate discount rate.  The estimates used for the review are consistent with the plans and estimates being used to manage the underlying business.  If the business fails to achieve the revenue and expense levels forecasted or if market conditions for the Company’s products deteriorate, the Company may incur charges for the impairment of goodwill and or intangible assets.

Intangible assets as of September 30, 2002 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Proprietary software	$3,592	$1,120
Patents	2,342	536
Perpetual license	325	27
Purchased technology	293	73
	6,552	1,756

Unamortized trade name	$5,302

Net
Intangible assets, net	$10,098

The change in the carrying amount of goodwill is as follows:

(In thousands)	Goodwill
Balance as of December 31, 2001	$487
Reclassification of assembled workforce pursuant to SFAS 142	1,448
Balance as of September 30, 2002	$1,935

The following table discloses reported net loss and the adjusted net loss that would have been reported assuming that SFAS 142 were to have been effective for all reported periods.

(In thousands, except for per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss), as reported	$2,399	$(1,776)	$(1,034)	$(4,363)
Add back amortization:
Goodwill	—	9	—	28
Trade name	—	75	—	225
Assembled workforce	—	80	—	240
Net income (loss), as adjusted	$2,399	$(1,612)	$(1,034)	$(3,870)

Earnings per share, basic and diluted:
Net income (loss) per share, as reported	0.67	(0.50)	(0.29)	(1.25)
Add back amortization:
Goodwill	—	—	—	0.01
Trade name	—	0.02	—	0.06
Assembled workforce	—	0.02	—	0.07
Net income (loss) per share, as adjusted	$0.67	$(0.46)	$(0.29)	$(1.11)

Amortization expense for the three and nine months ended September 30, 2002 was $207,000 and $567,000, respectively.  Amortization expense was $1,191,000 for the year ended December 31, 2001.  Estimated amortization expense for the remainder of 2002 and for each of the succeeding years based on the intangible assets as of September 30, 2002 is as follows:

(In thousands)	Amortization
Three months ended December 31, 2002	$203
2003	845
2004	845
2005	794
2006	735
Thereafter	1,374
$4,796

9.             Reclassifications

Certain amounts in Angeion’s financial statements for the three and nine months ended September 30, 2001 have been reclassified to conform to the 2002 presentation.  These reclassifications had no effect on net income (loss) or shareholders’ equity (deficit) as previously reported.

10.          Net Income (Loss) Per Share

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period.  Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, warrants or convertible debt, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  If the Notes are dilutive, the associated interest expense and amortization of debt issuance costs, net of taxes, are removed from operations and the shares issued are assumed to be outstanding for the dilutive period. All potentially dilutive common shares were excluded from the calculation because they were anti-dilutive for the three and nine months ended September 30, 2001.  There were no dilutive common shares outstanding for the three and nine months ended September 30, 2002.

11.          Royalty Agreement

On March 4, 2002, the Company completed a revision of its agreement with INTERXVENTUSA, a Georgia corporation engaged in the business of developing and delivering risk assessment and lifestyle management materials and services to patients for improved cardio-vascular health.  The Company modified the agreement such that the previous payment of $1,340,000 together with an additional $75,000 now represents payment for a perpetual license to use certain INTERXVENTUSA intellectual property as part of a custom developed private label product that is a web enabled self-help lifestyle management program.  In addition, the Company agreed to make royalty payments of 15% on all amounts received for the program with a $5.00 per participant minimum applicable to each consumer.   The Company plans to market this new product under the New Leaf brand and make it available to all New Leaf Personal Exercise System delivery sites.

12.          Other Information

In June 2002, Company’s former joint venture partner, ELA Medical, notified the Company that some of the ICD’s formerly manufactured by Angeion were experiencing premature battery depletion.  The Company advised the attending physicians of the patients with these ICD’s of the problems and provided the physicians with a recommended procedure to determine what action is required.  As part of the May 1999 agreement between the Company and ELA in which the Company withdrew from a joint venture with ELA, ELA is responsible for the warranty coverage, technical service, and regulatory compliance service for these ICDs.  The Company remains responsible for third party claims relating to these ICDs made on behalf of a patient (i.e. product liability claims).  The Company believes that if any such claims are made, it has adequate product liability insurance to cover them, subject to deductibles

13.          New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company will adopt the provisions of SFAS No. 146 on January 1, 2003.  SFAS No. 146 will have an impact on the Company if there are any restructuring activities initiated after December 31, 2002.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate,” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially including the following: (i) the Company’s ability to successfully increase revenue from its new Leaf Product line, (ii) the Company’s ability to develop and protect its intellectual property, (iii) potential product liability claims related to the Company’s medical products, (iv) dependence upon third party vendors and (v) the Company's ability to maintain a bid price of $1.00 per share for its common stock to remain eligible for continued inclusion on Nasdaq as well as other factors not now anticipated.  Additional factors are set forth in the Section entitled “Certain Risk Factors” in Part I, Item 1, “Business” of the Company’s Form 10-KSB for the year ended December 31, 2001.  Various forward-looking statements have been made in this Quarterly Report on Form 10-QSB and may also be made in other Angeion reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents.  In addition, from time to time, the Company through its management may make oral forward-looking statements.  The Company undertakes no obligation to update any forward-looking statement.

Overview

Angeion, through its Medical Graphics Corporation subsidiary, develops, manufactures and markets non–invasive cardiorespiratory diagnostic systems and related software for the management and improvement of cardiorespiratory health under the MedGraphics trade name.  The primary MedGraphics products include pulmonary function and cardiopulmonary exercise testing systems.  The Company also develops, manufactures and markets health and fitness products and services designed to assist consumers with weight management, fitness improvement and cardiac rehabilitation.  These new products and services are sold under the New Leaf brand name to consumers through various delivery sites such as health and fitness clubs, weight management and cardiac rehabilitation centers.

Reorganization Under Chapter 11.  On June 17, 2002, Angeion Corporation, the parent company, filed a voluntary petition for reorganization under chapter 11 of the federal bankruptcy laws (“Chapter 11” or “Bankruptcy Case”) in the United States Bankruptcy Court for the District of Minnesota under case number 02-32260.  The Joint Modified Plan of Reorganization (“Plan”) was filed jointly with the holders of the Company’s 7-½% Senior Convertible Notes (“Notes”) due April 2003.  During the bankruptcy period, the Company continued to operate as debtor-in-possession.  As debtor–in–possession, the Company operated as an ongoing business, but could not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.

The Company’s subsidiary, Medical Graphics Corporation, was not part of the Chapter 11 filing and continued to do business as usual during the bankruptcy period.  The reorganization did not have an adverse impact upon the day–to–day operations, customers or suppliers of its Medical Graphics operations.  A description of the Company’s emergence from bankruptcy is set forth in Note 2 of Notes to Financial Statements in this Form 10-QSB.

Operating Matters.  The Company continues to focus a significant portion of its resources on new products that target middle-aged adults that are concerned about their health or fitness.  These new products are a logical extension of the Company’s core cardiorespiratory diagnostic systems business and will add a much larger consumer focused market to the Company’s business.  Management is committed to this new strategy, which builds upon our existing business and core competencies and expands the business model from one based on one-time sales of capital equipment to one that includes providing products and services to each customer.

The Company’s first product being marketed under the New Leaf brand is the New Leaf Personal Exercise System.  The system provides delivery sites, such as health clubs, wellness centers and cardiac rehabilitation facilities, with the tools to develop individualized weight management, fitness and athletic training programs for their clients.  At September 30, 2002, there were 39 delivery sites for the New Leaf Personal Exercise System.  Revenue from these new products was $40,000 and $120,000 for the three and nine months ended September 30, 2002.

The second New Leaf health and fitness product that the Company will be offering is a result of its joint marketing alliance with INTERXVENT, which began in 2001.  INTERXVENT develops and markets lifestyle management programs for comprehensive cardiovascular disease risk reduction that involve a combination of printed materials, audio CDs and one-on-one personal mentoring or counseling sessions that has been shown to be both clinically and economically effective on over 20,000 participants.  The Company has purchased a perpetual license agreement for the INTERXVENT technology in the form of a self-directed lifestyle enhancement program, without requiring mentoring, that can be marketed to healthy consumers through the Internet, at fitness clubs and other retail outlets.  The program can be purchased as a multi-subject 12-month program or the consumer can select individual 12-week modules of interest such as nutrition or smoking cessation.  The customized INTERXVENT product is planned to be marketed under the New Leaf brand and will be made available to be marketed by all New Leaf Personal Exercise System delivery sites.  The Company expects to begin testing initial versions of the new product by the end of 2002.

Defense of ICD Patents.  In addition to the products discussed above, the Company remains the owner of several patents related to its cardiac stimulation technology from which it has generated significant licensing revenue in recent years.  Despite the decision to exit the business of manufacturing ICDs in 2000, the Company is continuing to defend its patents and expects to generate additional revenue through new license agreements for its patented cardiac stimulation technology.  On September 19, 2002, the Company entered into a Settlement Agreement with Biotronik, Inc. in which the Company granted Biotronik a perpetual, non-exclusive license to use the Company’s cardiac stimulation technology.  In return, Biotronik agreed to make a one-time cash payment of $4,000,000 within 30 days of execution of the contract.  As a result, the Company recorded license revenue of $2,900,000, which is net of the related contingent transaction expenses of $1,100,000.  The payment was received on October 18, 2002.

Results of Operations

Angeion Corporation recorded net income of $2,399,000 for the three months ended September 30, 2002 compared to a net loss of $1,776,000 for the same period in 2001.  For the nine months ended September 30, the Company recorded net losses of $1,034,000 and $4,363,000 for 2002 and 2001, respectively.  Operating results for both the three and nine months ended September 30, 2002 included $2,900,000 that represents net revenue generated from the granting of a perpetual, non-exclusive license to use the Company’s cardiac stimulation technology.  The net loss for 2001 included a loss of $29,000 from discontinued operations.

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

Total revenue increased by $223,000 or 5.6% to $4,231,000 from $4,008,000 for the three months ended September 30, 2002 and 2001, respectively.  Domestic product revenue increased by $366,000 or 14.1% to $2,953,000 in 2002 compared to $2,587,000 in 2001.  International product revenue decreased by $276,000 or 36.2% to $486,000 in 2002 from $762,000 in 2001.  Service revenue increased by $133,000 or 20.2% to $792,000 in 2002 from $659,000 in 2001.

Total revenue for the nine months ended September 30 increased by $247,000 or 2.0% to $12,540,000 in 2002 from $12,293,000 in 2001.  Domestic product revenue increased by $447,000 or 5.9% to $8,070,000 in 2002 compared to $7,623,000 in 2001.  International product revenue decreased by $578,000 or 21.1% to $2,167,000 in 2002 from $2,745,000 in 2001.  Service revenue increased by $378,000 or 19.6% to $2,303,000 in 2002 from $1,925,000 in 2001.

Domestic product revenue rebounded from a negative 7.2% first quarter performance to positive performances of 10.1% and 14.1% in the second and third quarters, respectively, thus yielding a 5.9% increase for the first nine months.  The third quarter increase is measured against last year’s quarter, which reflected a delay of customer orders caused by the September 11, 2001 events.  Although customer interest in placing new system orders has improved, the Company believes that domestic customers are continuing to exercise caution in making capital expenditures due to the overall uncertainty of the United States economy.

First quarter international product revenue was even with the prior year while second and third quarter revenue decreased by 29.1% and 36.2% leaving year to date performance off by over 21%.  There are two reasons driving the decline in international revenue.  The European economy is acting much like that of the United States where customers are delaying capital expenses unless there is a clear immediate need, while Latin America continues to suffer from very weak economies and devaluating currencies.

The service revenue increase for the three and nine month periods is primarily due to an increase in service contract revenue and non-warranty service calls.  Both periods reflect an increase in service contracts being written due to continued emphasis on the sale of extended service contracts.  In addition, the increase in non-warranty service call income reflects both increased fees and improved efficiencies in field service.

Gross Margin

For the three months ended September 30, gross margin percentage decreased slightly to 41.1% of revenue in 2002 from 41.7% in 2001.  For the nine months ended September 30, gross margin percentage decreased to 40.4% of revenue in 2002 from 42.3% in 2001.  Gross margins decreases are due to labor costs associated with revising certain product specifications.  These additional labor costs were generally incurred during the first and second quarters.  Margins have improved with each quarter in 2002 and management believes that margins for the fourth quarter of 2002 should approximate the level achieved for 2001.

Selling and Marketing

Selling and marketing expenses increased $7,000 or 0.5% to $1,291,000 for the three months ended September 30, 2002 compared to $1,284,000 in 2001.  For the nine months ended September 30, selling and marketing expenses decreased $61,000 or 1.6% to $3,705,000 in 2002 from $3,766,000 in 2001.  Increases in expenses associated with the Company’s focus on selling and marketing its New Leaf personal exercise system of $117,000 and $389,000 for the three and nine months ended September 30, 2002, respectively, have been generally offset by lower travel, product demonstration and other selling and marketing expenses associated with core products.

General and Administrative

General and administrative expenses decreased $352,000 or 36.4% to $614,000 for the three months ended September 30, 2002 compared to $966,000 in 2001.  For the nine months ended September 30, general and administrative expenses decreased $424,000 or 18.7% to $1,839,000 in 2002 from $2,263,000 in 2001.  Both the quarter and nine-month period for 2001 included $300,000 paid as part of a settlement agreement that resolved the on-going litigation with U.S. Bank National Association, as Trustee for the holders of the Company’s 7-1/2% Senior Convertible Notes.  Both periods for 2002 also include reduced professional fees and personnel costs.

Research and Development

Research and development expenses for the three months ended September 30 decreased $135,000 or 30.6% to $306,000 in 2002 from $441,000 in 2001.  For the nine months ended September 30, research and development expenses decreased $277,000 or 23.0% to $927,000 in 2002 from $1,204,000 in 2001.  The Company’s previous focus on the conversion and consolidation of software platforms is now complete, resulting in the decrease in research and development expenses for both the three and nine months ended September 30, 2002.  Research and development expenses that have been capitalized as part of the Company’s proprietary software were $94,000 and $104,000 for the three months ended September 30, 2001 and $301,000 and $404,000 for the nine months ended September 30, 2002.

Amortization of Intangibles

Amortization of intangibles for the three months ended September 30 decreased $69,000 or 25.0% to $207,000 in 2002 from $276,000 in 2001.  For the nine months ended September 30, amortization of intangibles decreased $357,000 or 38.6% to $567,000 in 2002 from $924,000 in 2001.  The decrease reflects the Company’s adoption of SFAS Statement No. 142, Goodwill and Other Intangible Assets.  See Note 8, “Intangible Assets,” Notes to Consolidated Financial Statements in this Form 10-QSB.

Impairment Loss on Intangible Assets

The Company has purchased a perpetual license agreement for existing INTERXVENT technology to be revised in the form of a self-help program.  Since completion of the self-help program has been delayed and therefore not been introduced to the market, the Company evaluated the recoverability of its investment and determined that it was impaired.  The Company reduced the value of its current investment by $1,085,000 to $325,000 at June 30, 2002.  During the third quarter 2002, the Company commenced amortizing the remaining value of $325,000 over three years.  See Note 8, “Intangible Assets,” Notes to consolidated Financial Statements in this Form 10-QSB.

Other Income (Expense)

License revenue, net of $2,900,000 for the three months ended September 30, 2002 represents a cash payment for a Settlement Agreement in which the Company granted Biotronik a perpetual, non-exclusive license to use its cardiac stimulation technology.  See Note 2, “Reorganization and Recent

Events, License for Proprietary Technology,” Notes to Consolidated Financial Statements in this Form 10-QSB.

Interest income for the three months ended September 30 decreased by $27,000 to $2,000 in 2002 from $29,000 in 2001.  For the nine months ended September 30, interest income decreased by $151,000 to $9,000 in 2002 from $160,000 in 2001.  The decrease in interest income reflects lower excess cash balances available for short-term investment as well as lower interest rates.

There was no interest expense for the three months ended September 30, 2002 compared to $511,000 for 2001.  For the nine months ended September 30, interest expense decreased $654,000 to $877,000 in 2002 from $1,531,000 in 2001.  Historically, interest expense included $132,000 of amortization of debt issuance costs on a quarterly basis.  The debt issuance costs became fully amortized in April 2002.  In addition, the Company discontinued accruing for interest expense on June 17, 2002, the date the Company filed the Joint Plan of Reorganization.  The amount of stated contractual interest that was not charged to operations for the 13 days ended June 30, 2002 was approximately $54,000 and the amount of stated contractual interest that was not charged to operations for the three months ended September 30, 2002 was $379,000.  Under the Joint Plan of Reorganization, all unpaid interest expense, $1,017,000 at June 17, 2002, was converted into common stock of the Company upon emergence from bankruptcy.

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

Although the Company had cash and cash equivalents of $1,771,000 at March 31, 2002, the Company, after consultation with the Noteholders, did not make the $757,000 interest payment on the indebtedness that was due on April 15, 2002, pending continuing discussions and negotiations regarding restructuring of the indebtedness.  On June 17, 2002, the Company announced an agreement with the Noteholders under which the $20,198,000 in outstanding notes plus accrued interest of $1,017,000 would be converted into common stock of the Company through a Chapter 11 Bankruptcy proceeding and a Plan of Reorganization filed jointly between the Company and its Noteholders.  On October 24, 2002, the Court entered an order confirming the Plan, which became effective on October 25, 2002, the first business day after the date of confirmation.  Upon the effectiveness of the Plan, all outstanding Notes plus accrued interest were converted to equity.  See Note 2, “Reorganization and Recent Events,” Notes to Consolidated Financial Statements in this Form 10-QSB.

The Company had cash of $1,707,000 and negative working capital of $13,576,000, including $20,198,000 in principal amount of Notes due April 2003, as of September 30, 2002.  On a pro forma basis, the Company had cash of $4,607,000 and positive working capital of $7,690,000 resulting from the receipt of cash and conversion of debt to equity.  See Note 7, “Fresh Start Reporting,” Notes to Consolidated Financial Statements in this Form 10-QSB.

During the nine months ended September 30, 2002, the Company generated $1,012,000 in cash from continuing operations.  Cash was generated by decreases of $1,104,000 and $306,000 in inventories and prepaid expenses and other assets, respectively, as well as an increase of $709,000 in other liabilities and accrued expenses.  The reduction in inventories included $335,000 for disposition of the remaining discontinued sleep diagnostic product inventories.  The increase in accounts receivable of $2,201,000 reflected $2,900,000 due from the granting of a perpetual, non-exclusive license to use the Company’s cardiac stimulation technology offset by a reduction in trade accounts balances of $699,000.  The $2,900,000 was received on October 18, 2002.  In addition, the Company used $262,000 in cash for discontinued operations, which represented real estate commissions and rental of the facility formerly used for the Company’s ICD products.

During the nine months ended September 30, 2002, the Company used $404,000 in cash for investing activities.  Cash was used to increase the Company’s investment in proprietary software by $301,000, to invest $70,000 in the INTERVENT perpetual license and to purchase $46,000 of equipment and fixtures.

The Company has no material commitments for capital expenditures for fourth quarter of 2002 or for 2003.

As a result of the Company’s October 25, 2002 emergence from bankruptcy and the resulting conversion of debt to equity, the Company believes that its liquidity and capital resource needs for the foreseeable future will be met through its current cash and cash equivalents, cash flows from operations and working capital.  There can be no assurance, however, that the Company’s business will continue to generate cash flows at or above current rates of cash flow.

Other Commitments.

The Company has made various financial commitments in the ordinary course of conducting its business operations.  Since the Company’s Senior Convertible Notes due April 2003 were converted into equity under the Plan, they have not been included in the following table, which summarizes all remaining significant commitments:

(Amounts in thousands) Description	Three months ended December 31, 2002	2003	2004	2005	2006 & Thereafter
Continuing operations:
Minimum lease payments	$82	$324	$160	$5	$4
Minimum royalty payments for sales of AeroSport products	100	100	100	100	100
Discontinued operations:
Minimum lease payments	52	113	—	—	—
Sublease income	(11)	(64)	—	—	—
	$223	$473	$260	$105	$104

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Richard E. Jahnke, and Chief Financial Officer, Dale H. Johnson, have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days prior to the filing of this report.  Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On June 17, 2002, Angeion Corporation, the parent company, filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws.  On October 24, 2002, the Court entered an order confirming the Plan, which became effective on October 25, 2002, the first business day after the date of confirmation.  See Note 2, “Reorganization and Recent Events,” Notes to Consolidated Financial Statements in this Form 10-QSB.

The Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business.  Management is of the opinion that ultimate settlement of these matters will not have a material impact on its financial statements.

Item 2.  Changes in Securities

Recent Sales of Unregistered Securities

As of June 17, 2002, the date the Chapter 11 petition was filed with the United States Bankruptcy Court, District of Minnesota, Third Division (the “Court”), there were 3,594,627 shares of the Company’s common stock issued and outstanding (the “Old common stock”).

In connection with the Company’s Joint Modified Plan of Reorganization dated September 4, 2002 (the “Plan”), as confirmed by an order of the Court on October 24, 2002, all 3,954,627 shares of the Company’s Old Common Stock were canceled as of the effective date of the Plan, October 25, 2002.  On October 25, 2002 in replacement of this Old Common Stock, the Company issued 3,594,627 shares of its common stock, $.10 par value (the “Replacement Common Stock”) and warrants expiring on October 31, 2007 for the purchase of an aggregate of 179,731 shares of Replacement Common Stock (the “Warrants”).

Under the Plan, each holder of the Company’s Notes and each holder of certain other unsecured claims received such holder’s pro rata share of 95% of the Replacement Common Stock.  Each holder of the Company’s Old Common Stock received a pro rata share of 5% of the Replacement Common Stock and one Warrant to purchase a like number of shares of Replacement Common Stock

The issuance of the Shares, the Warrants and the shares of Replacement Common Stock issuable upon exercise of the Warrants, is exempt from registration under the Securities Act of 1933 by virtue of Section 1145 of Title I of the Bankruptcy Reform Act of 1978, as amended, set forth in Title 11, Sections 101 et seq of the United States Code.  A description of the Shares and the Warrants is incorporated by reference to Item 1 of the Company’s Registration Statement on Form 8-A filed on October 28, 2002.

Item 3.  Defaults Upon Senior Securities

Under the terms of the Indenture covering the Company’s Senior Convertible Notes, the Company was required to make interest payments of $757,000 on April 15 and October 15 of each year.  Although the Company had cash and cash equivalents of $1,771,000 at March 31, 2002, the Company, after consultation with the Noteholders, did not make the $757,000 interest payment on the indebtedness that was due on April 15, 2002, pending continuing discussions and negotiations regarding restructuring of the indebtedness.  On May 15, 2002, the Company entered into a Forbearance Agreement with U.S. Bank as Trustee under the Indenture, under which the Bank agreed it would not declare a Default under the Indenture for failure to make the April 15, 2002 interest payment.  On June 17, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Minnesota and together with the Noteholders filed a Joint Plan of Reorganization under which the Notes would be converted into common stock of the Company.  On October 24, 2002 the Bankruptcy Court confirmed the Company’s Joint Plan of Reorganization to be effective on October 25, 2002.  See Note 2, “Reorganization and Recent Events,” Notes to Consolidated Financial Statements in this Form 10-QSB.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

ICD Product Development

In June 2002, Company’s former joint venture partner, ELA Medical, notified the Company that some of the ICD’s formerly manufactured by Angeion were experiencing premature battery depletion.  The Company advised the attending physicians of the patients with these ICD’s of the problems and provided the physicians with a recommended procedure to determine what action is required.  As part of the May 1999 agreement between the Company and ELA in which the Company withdrew from a joint venture with ELA, ELA is responsible for the warranty coverage, technical service, and regulatory compliance service for these ICDs.  The Company remains responsible for third party claims relating to these ICDs made on behalf of a patient (i.e. product liability claims).  The Company believes that if any such claims are made, it has adequate product liability insurance to cover them, subject to deductibles.

Change in Fiscal Year

On November 13, 2002, the Company's Board of Directors agreed to change its fiscal year from December 31 to October 31.  The Company will file a Form 10-KSB for the ten-month transition period ending October 31, 2002 on or prior to January 29, 2003.

The Company is changing its fiscal year to coincide with the buying patterns of the Medical Graphic's medical equipment business as well as the New Leaf health and fitness product business.  The change will also enable the Company to reports its results in the future on a comparable basis as a result of the fresh start reporting described in Note 7, Noted to Consolidated Financial Statements, associated with the Company's emergence from Chapter 11 bankruptcy.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits List

99.1         Certificate pursuant to 18 U.S.C. § 1350

(b)           Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date: November 13, 2002	/s/ Richard E. Jahnke
Richard E. Jahnke
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2002	/s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer (Chief Accounting Officer)

CERTIFICATIONS

I, Richard E. Jahnke, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Angeion Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Richard E. Jahnke
Richard E. Jahnke
President and Chief Executive Officer

I, Dale H. Johnson, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Angeion Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer