Form 10-KT
period 2002-10-31
ANGEION CORP/MN
filed 2003-01-29
CIK 815093

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20509

FORM 10-KSB

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from January 1, 2002 to October 31, 2002.

COMMISSION FILE NO. 001-13543

ANGEION CORPORATION

(Name of Small Business Issuer in its charter)

Minnesota	41-1579150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Oak Grove Parkway, Saint Paul, Minnesota 55127-8599
(Address of principal executive offices)

Issuer’s telephone number, including area code: (651) 484-4874

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.10 Par Value
Warrants for Common Stock Purchase Rights

Check whether the issuer filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 after distribution of securities under a plan confirmed by a court:

Yes     ☒        No     ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the ten months ended October 31, 2002 were $13,402,000.

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer as of January 22, 2003 was approximately $3,937,000, based upon the closing sale price for the issuer’s common stock on that date as reported by the Nasdaq SmallCap Market.

There were 3,594,627 shares of the issuer’s Common Stock, $0.10 par value per share, outstanding as of January 22, 2003.

Documents Incorporated By Reference: None.

PART I

Item 1.  Description of Business.

Unless the context requires otherwise, references in this Form 10-KSB to “Angeion” or the “Company” means Angeion Corporation, while references to “Medical Graphics” or “MedGraphics” refers to Medical Graphics Corporation, a wholly owned subsidiary of Angeion.  Angeion acquired Medical Graphics in December 1999.  For periods after December 21, 1999 Angeion and Medical Graphics are collectively referred to as the “Company.”

(a)           General Development of Business.

Events Prior to 2000

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

In August 1990, the Company established a subsidiary to assume responsibility for the intensified research efforts on the development of a laser catheter ablation system, and in October 1990, the Company acquired a company engaged in the development of an automatic implantable cardioverter defibrillator (“ICD”) system.  Subsequent to this acquisition, Angeion designed, developed, manufactured and marketed products, including ICDs that treat irregular heartbeats (arrhythmias).  ICDs are designed to treat abnormally rapid heartbeats in the ventricular (or lower) chambers of the heart, a condition known as ventricular tachycardia (“VT”), and a severe form of VT known as ventricular fibrillation (“VF”), that if not terminated will lead to sudden cardiac death.  ICDs are electronic devices that are implanted within the body and are connected to the heart with defibrillator leads.  These devices monitor the patient’s heartbeat and, in the event of VT or VF, deliver an electrical shock to return the heartbeat to normal rhythm.  During the period from 1990 through March 2000, Angeion was engaged in the development, design and manufacture of ICDs.  During 1999 and 2000, the Company went though two restructurings, granted a series of non-exclusive licenses to its ICD technology and discontinued its ICD operations.

In December 1999, the Company acquired Medical Graphics Corporation.

2000 Developments.

In March 2000, Angeion announced that it had largely completed its assimilation of the Medical Graphics business and intended to focus its future efforts primarily on the markets served by and business operations of Medical Graphics and the acquisition and development of future businesses that contributed to shareholder value.  Angeion entered into separate license agreements with Medtronic, Inc. and Sanofi-Synthélabo under which it granted each company non-exclusive licenses for its ICD technology.

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

2001 Developments.

On January 16, 2001, the Company announced that its Medical Graphics subsidiary was adding the Personal Digital CoachTM to its cardio-respiratory products.  The Personal Digital CoachTM is a proprietary device that provides verbal feedback to the user regarding exercise intensity.  The Company announced that it would market this new product to the cardiac rehabilitation, fitness club and weight loss industries through an exclusive OEM distribution agreement with Newlife Technologies Corp., a privately held Virginia corporation.

During the summer of 2001, the Company introduced the New Leaf® brand as the umbrella brand name for its planned family of health and fitness products to be marketed to consumers through health and fitness clubs, cardiac rehabilitation centers, weight loss centers and other retail outlets.  At that time, the Company introduced the first product to carry the New Leaf brand, the New Leaf Personal Exercise System.  The product provides the consumer with a personalized exercise plan based on an assessment of the individual’s level of fitness and metabolism.  The assessment is performed at a health club or fitness center equipped with one of the Company’s VO2 assessment systems.  The participating consumer must purchase a kit containing the single user materials required for the VO2 assessment and, optionally, a Personal Digital Coach that is then programmed with the user’s exercise plan and provides verbal coaching during exercise to help the user exercise at the correct intensity level to achieve the desired results.

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

2002 Developments.

In March 2002, the Company completed a revision of its agreement with INTERXVENTUSA, a Georgia corporation engaged in the business of developing and delivering risk assessment and lifestyle management materials and services to patients for improved cardiovascular health.  The Company modified the agreement such that it obtained a perpetual license to use certain INTERXVENTUSA intellectual property as part of a custom-developed private label product that is a web enabled self-help lifestyle management program.  This new program enables the user to select specific subjects of interest or design a comprehensive program from an array of subjects.  Unlike other products offered by INTERXVENTUSA, this private label product is being designed for consumer use without the requirement of human intervention, such as in-person or remote mentoring.  This significantly broadens the program’s potential market and availability.  The Company has agreed to make royalty payments of 15% on all amounts received for the program with a $5.00 per participant minimum applicable to each consumer.  This new product will carry the New Leaf brand name and be marketed as part of the New Leaf brand of health and fitness products now being introduced to the market.

On June 17, 2002, Angeion Corporation filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws (“Chapter 11” or “Bankruptcy Case”) in the United States Bankruptcy Court for the District of Minnesota under case number 02-32260.  The Joint Modified Plan of Reorganization (“Plan”) was filed jointly with the holders of the Company’s 7-½% Senior Convertible Notes (“Notes”) due April 2003.  During the bankruptcy period, the Company continued to operate as debtor in possession.  As debtor-in-possession, the Company operated as an ongoing business, but could not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.  The Company’s subsidiary, Medical Graphics Corporation, was not part of the Chapter 11 filing and continued to do business as usual during the bankruptcy period.

Bankruptcy law empowers a debtor in possession to assume or reject executory contracts and unexpired leases and limits the amount that a landlord may claim.  The Company previously leased space in Brooklyn Park, Minnesota that served as office, manufacturing and warehouse space for its discontinued ICD business.  In May 2000, the Company had entered into an agreement that terminated its future rental obligations for approximately 64% of its Brooklyn Park space in exchange for a payment of $476,000.  In early 2002, the Company signed a sublease with CHF Solutions, Inc. for the balance of the leased Brooklyn Park building.  The Company negotiated an amendment with the landlord and CHF Solutions, Inc. to the lease that requires the Company to continue making lease payments subsequent to its filing of the Chapter 11 petition through June 2003, and releases the Company from all other obligations.  The Bankruptcy Court approved this amendment on August 21, 2002.  As a result, the Company recognized a $292,000 gain by decreasing its liability for future rental obligations.  This gain was included in reorganization items.

On September 19, 2002, the Company entered into a Settlement and License Agreement (“Settlement Agreement”) with Biotronik, Inc. (“Biotronik”) pursuant to which the Company granted to Biotronik a perpetual, non-exclusive license to use the Company’s cardiac stimulation technology.  In return, Biotronik agreed to make a one-time cash payment of $4,000,000.  As a result, the Company recorded license revenue of $2,900,000 relating to the Settlement Agreement, which is net of the related contingent transaction expenses of $1,100,000.

On October 24, 2002, the Bankruptcy Court entered an order confirming the Company’s Plan.  The Plan became effective on October 25, 2002, the first business day after the date of confirmation.  Upon the effectiveness of the Plan, Messrs. Arnold A. Angeloni, John C. Penn, Richard E. Jahnke and Jeffrey T. Schmitz constituted the Board of Directors of the Company.

By approving the Plan on October 24, 2002, the Bankruptcy Court also approved the Company’s Amended and Restated Articles of Incorporation (the “Articles of Incorporation”)  and Amended and Restated Bylaws (the “Bylaws”).  The Articles of Incorporation grant the Creditors’ Committee, formed under that Plan of Reorganization (the “Creditors’ Committee”) the right to designate four (4) directors at any time.  This right terminates on the earlier of: (i) January 1, 2006 or (ii) the date on which the former holders of the Company’s 7½% Senior Convertible Notes due April 2003 collectively own less than forty percent (40%) of the outstanding shares of common stock.  Until this right is terminated, there will be at least one (1) director serving as a Designee of the Creditors’ Committee.  The unanimous vote of the Designee(s) of the Creditors’ Committee is required for the Board of Directors to approve (a) a merger of the Company with or into another entity or (b) a sale of all or substantially all of the assets of the Company.  The current designee of the Creditors’ Committee is Jeffrey T. Schmitz.

Under the Bylaws, for a period of three years after the end of the fiscal year in which this Plan is confirmed or until November 1, 2005, no purchase of the Company’s common stock may be made by any beneficial owner of 5% or greater of the Company’s common stock (or any person who would become a

5% or greater owner as a result of the purchase), unless the transfer is approved in advance by the Company’s Board of Directors.  Further, each person that was a beneficial owner of 5% or greater of the Company’s common stock immediately following confirmation of the Plan is prohibited from transferring more then 60% of the holder’s common stock during the two year period after confirmation, unless the transfer is approved in advance by the Board of Directors.

As of June 17, 2002, the date the Chapter 11 petition was filed with the Court, there were 3,594,627 shares of the Company’s common stock issued and outstanding (the “Old Common Stock”).  Under the Plan, all of the Company’s Old Common Stock and all existing options and warrants to purchase the Company’s Old Common Stock have been canceled.  To effectuate the Plan, the Company issued 3,594,627 shares of its common stock in replacement of the Old Common Stock (the “Replacement Common Stock”).

Under the Plan, each holder of the Company’s Notes and each holder of certain other unsecured claims received the holder’s pro rata share of 95% of the Replacement Common Stock.  Each holder of the Company’s Old Common Stock received a pro rata share of 5% of the Replacement Common Stock and one common stock purchase warrant for each share of Replacement Common Stock (the “New Warrants”).  For each 20 shares of common stock owned prior to the Plan confirmation date, shareholders received one Share of Replacement Common Stock and one New Warrant to purchase one share of Replacement Common Stock at $7.79 per share.  The New Warrants expire on October 31, 2007 and are subject to redemption by the Company for $.01 per Warrant at any time after January 1, 2004, provided that the closing price of the common stock exceeds $9.73 (subject to adjustment) for ten consecutive trading days after January 1, 2004 and during the term of the Warrants.

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

The effective date of the Company's emergence from bankruptcy was October 25, 2002.  For accounting purposes, the Company adopted fresh-start reporting principles in accordance with SOP 90-7 as of October 31, 2002.  In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values.  An independent third-party appraiser determined the fair values of substantially all of the Company's tangible and intangible assets.

(b)           Financial Information about Industry Segments.

The Company operates in a single industry segment: the research, development, manufacture and marketing of medical devices and fitness related products, including non-invasive cardio-respiratory diagnostic systems and related software.

(c)           Narrative Description of Business.

General

Angeion, through its Medical Graphics Corporation subsidiary, designs non-invasive diagnostic systems and related software products under the “MedGraphics” trade name that assist health care professionals in the prevention, early detection and cost-effective treatment of heart and lung disease.  Primary MedGraphics products include pulmonary function and cardiopulmonary exercise (“CPX”) testing systems.  MedGraphics systems operate with its proprietary BreezeSuiteTM Windows 98/NT/2000/XP compatible software, which is designed to be simple and easy-to-use while at the same time, provide the flexibility to address the specific needs of hospitals, clinics and physician offices.  This software provides a common platform for all MedGraphics products.  All MedGraphics’ products, except for certain OEM products, are sold with a personal computer, full color monitor, printer and other peripherals.

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

All MedGraphics pulmonary function products use the preVentTM pneumotach, a patented disposable mouthpiece/flow measurement device that eliminates concern over the transmission of infectious diseases.  The preVentTM gives all MedGraphics products the capability to perform spirometry, a test that measures the flow rates, volumes (capacities) and mechanical properties of the lung.  MedGraphics pulmonary function products use a patented “expert system,” Pulmonary ConsultTM, to assist physicians in the interpretation of test results.

Spirometry.  The CPF-S/D, MedGraphics’ top-of-the-line spirometry system, is comprised of a flow measurement module that is operated through a personal computer (“PC”).  The CPF-S/D can serve as a platform that can be upgraded to either a complete pulmonary function or cardiopulmonary exercise system.  Additionally, Medical Graphics markets the SpiroCardTM, an OEM product that provides a Type II PCMIA interface to a handheld PC or laptop PC that, when combined with MedGraphics’ proprietary Breeze SCTM software, yields a compact and low-cost yet fully-featured spirometer.

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

Elite DLTM.  The Elite DLTM performs the same tests as the Elite DTM, and includes the diffusion test the same manner as the Profiler DLTM.

Elite DXTM.  The Elite DXTM performs all the tests as an Elite DLTM, and adds the lung volume test from the Profiler DXTM.

The EliteTM Series systems applications include diagnosing lung diseases (especially asthma), managing treatment, assessing the surgical risk of lung transplant and lung reduction candidates and evaluating the impact of diseases, such as neuromuscular disease, on breathing.  The system’s design optimizes patient comfort with a clear-view acrylic enclosure and allows testing of a broad population including pediatric patients and individuals in wheelchairs.

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

The CPX Series is sold in several different configurations:

CPX/DTM.  The basic exercise testing system is a CPX/DTM , which measures an individual’s fitness level while exercising and their ability to perform work (functional capacity) or activities of daily living (ADL).

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

Competition

The industry for companies selling cardiopulmonary diagnostic systems is competitive.  There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by Medical Graphics.  Medical Graphics’ competitors include large medical companies, some of which have greater financial and technical resources and broader product lines.  Viasys Healthcare, Inc. and Ferraris Medical, Inc represent the principal competitors for Medical Graphics’ current products.  The Company believes that the principal competitive factors in its markets are product features, price, quality, customer service, performance, market reputation, breadth of product offerings and effectiveness of sales and marketing efforts.

Competition based on price is expected to continue as an important factor in customer purchasing patterns as a result of cost containment pressures on, and consolidation in, the health care industry.  This competition has exerted, and is likely to continue to exert, downward pressure on prices the Company is able to charge for its products.  There can be no assurance that it will be able to offset such downward price pressure through corresponding cost reductions.  Any failure to offset such pressure could have an adverse effect on our business, results of operations or financial condition.

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

The Company’s New Leaf products for the health and fitness market combine components that individually have numerous competitors ranging from metabolic measurement systems (HealtheTech) to heart rate monitors (Polar) and nutrition education and lifestyle enhancement software (e-Diets) and weight loss programs (Jenny Craig, Weight watchers).  The Company believes that its integration of these components together with its proprietary exercise programming into a weight loss program for the consumer has been accomplished in a unique manner.  The Company has protected this product with various patents and is presently unaware of any other system that competes directly.

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

Medical Graphics markets its products outside the United States through sales organizations that operate primarily as distributors.  During 2002, Medical Graphics used approximately 50 international sales organizations to sell its products into 60 countries.  These organizations typically carry a limited inventory of MedGraphics products and sell these products in specific geographic areas, generally on an exclusive basis.  International sales accounted for 16.6% and 21.5% of total sales for the ten months ended October 31, 2002 and the year ended December 31, 2001, respectively.  All of Medical Graphics’ international sales are made on a United States dollar-denominated basis to distributors.

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

Research and Development

Medical Graphics’ research and development expenses during 2002 reflected its efforts to eliminate reliance on Microsoft Office Pro and the related costs associated with on-gong maintenance.  Two new Windows 98/NT/2000 pulmonary function software products were introduced during 1998.  Software for cardiopulmonary exercise testing systems was converted to the Windows 98/NT/2000 platform during 2000.  During 2002 and 2001, the Pulmonary and Gas Exchange software products were combined into one software platform now called BreezeSuite.  In addition, Medical Graphics is continuing to add product improvements designed to enhance product reliability and improve margins as well as to migrate to newer platforms such as Windows XP and Office XP.  Medical Graphics is also developing new products targeted for new growth markets, including products that will be marketed under the New Leaf brand.  The Company believes ongoing research and development efforts have been and will remain important to its continuing success.  Research and development expenses associated with continuing operations were $1,030,000 for the ten months ended October 31, 2002 and $1,623,000 for the year ended December 31, 2001.  Research and development expenses that have been capitalized as part of the Company’s proprietary software were $350,000 for the ten months ended October 31, 2002 and $518,000 for the year ended December 31, 2001.

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

Medical Graphics relies on a combination of patent, trademark and trade secret laws to establish proprietary rights in its products.  Medical Graphics currently owns 18 United States domestic patents that cover the basic aspects of Medical Graphics’ core technologies, including gas pressure, flow measurement, breath-by-breath assessment of gas exchange and some expert systems.  In addition, Medical Graphics has a number of foreign patents with respect to technologies covered by its United States patents.  Medical Graphic’s material United States patents issued during the period from 1989 through 2002 are as follows:

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

The Company seeks to protect its trade secrets and proprietary know-how, in part, through confidentiality agreements, non-compete agreements and assignment of invention provisions in agreements with employees, consultants and other parties, as well as through contractual exclusivity with certain suppliers.  There can be no assurance, however, that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company’s trade secrets will not otherwise become known to or independently developed by competitors.

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

Government Regulation

Most of the products manufactured by the Company are “devices” as defined in the Federal Food, Drug and Cosmetic Act (the “Act”) and are subject to regulatory authority of the Food and Drug Administration (“FDA”), which regulates the manufacture, distribution, related record keeping, labeling and advertising of such devices.  Following the enactment of the Medical Device Amendments to the Act in May 1976 (the “Amendments”), the FDA classified medical devices in commercial distribution into one of three classes, Class I, II or III.  These classifications are based on the controls necessary to reasonably ensure the safety and efficacy of medical devices.  The Company’s New Leaf health and fitness products are not classified as medical devices as defined in the Act.

Many Class I devices have been exempted from pre-market notification requirements by the FDA.  The same types of controls the FDA has used on devices since the passage of the Act in 1938 can adequately regulate these products.  These “general controls” include provisions related to labeling, producer registration, defect notification, records and reports and good manufacturing practices.  The good manufacturing practice regulation has been replaced by a more comprehensive Quality System Regulation (“QSR”).  As noted below, QSRs include implementation of quality assurance programs, written manufacturing specifications and processing procedures, written distribution procedures and record keeping requirements.

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

If the Company does not comply with applicable regulatory requirements, including marketing products only for approved uses, it could be subject to fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for products, withdrawal of approvals and criminal prosecution.  In addition, changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company’s products or result in increased regulatory costs.  Furthermore, once clearance or approval is granted, subsequent modifications to the approved product or manufacturing process may require a new round of clearances or approvals that could require substantial additional clinical data and FDA review.

Class II Requirements

Section 510(k) of the Act requires individuals or companies manufacturing medical devices intended for use with humans to file a notice with the FDA at least 90 days before introducing a product not exempted from notification requirements into the marketplace.  The notice (a “510(k) Notification”) must state the class in which the device is classified and the action taken to comply with performance standards or pre-market approval that may be needed if the device is a Class II or Class III device, respectively.  Under Section 510(k), a medical device can be marketed if the FDA determines that the device is substantially equivalent to similar devices marketed prior to May 28, 1976.  In the past, Medical Graphics has filed notifications with the FDA of its intent to market its systems pursuant to Section 510(k) of the Amendments, the FDA subsequently cleared these systems for commercial sale and Medical Graphics is now marketing the devices under Section 510(k).  The action of the FDA does not, however, constitute FDA approval of Medical Graphics’ products or pass upon their safety and effectiveness.

In addition to the requirements described above, the Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices that they distribute commercially.  The Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs.  QSRs require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing and quality control.  In addition, these manufacturers are subject to inspection on a routine basis for compliance with the QSRs.  The FDA’s Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.  The FDA further requires that certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported.  Medical Graphics is registered as a manufacturer with the FDA and successfully passed an FDA audit in 2002 with no negative observations.

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

Regulation by Foreign Governments

The Company’s products are also subject to regulation similar to that of the FDA in various foreign countries.  ISO 9001 certification indicates that a company’s development and manufacturing processes comply with standards for quality assurance and manufacturing process control.  ISO 9001 certification evidences compliance with the requirements that enable a company to affix the “CE Mark” to its products.  The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union (“EU”) countries.  Since June 1998, medical devices cannot be sold in EU countries unless they display the CE Mark.  Medical Graphics received ISO 9001 certification for its development and manufacturing processes in 1998 and has passed surveillance and recertification audits in 2002, 2001 and 2000.  Medical Graphics has achieved CE certification for its primary cardiopulmonary testing products.  There can be no assurance, however, that Medical Graphics will be able to obtain regulatory approvals or clearances for its products in foreign countries.

Employees

As of December 30, 2002, the Company had 114 full-time and 3 part-time employees, including 29 in sales and marketing, 27 in customer support and education, 31 in materials and manufacturing, 14 in research, development and regulatory, and 15 engaged in finance and administration.  No employees are represented by a collective bargaining agreement and the Company has not experienced any work stoppage.  Management believes that relations with its employees are good.

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

Certain Risk Factors

History of Recent Losses.  During the year ended December 31, 2001 and the ten months ended October 31, 2002, the Company incurred losses of $6,526,000 and $1,579,000, respectively.  The Company’s bankruptcy restructuring eliminated over $1,500,000 in annual cash requirements to make interest payments for debt service associated with its $20,198,000 debt.  While the Company believes that its existing cash is adequate to support operations for the next 18 to 24 months or more, the Company must ultimately achieve profitability or obtain additional financing to be able to meet its future cash flow requirements, and there can be no assurance that it will do so.

Limited Liquidity of Common Stock.  Since the Company emerged from bankruptcy in October 2002, there has been limited trading in its common stock.

Success of Business Plan.  Successful implementation of the Company’s business plan through its Medical Graphics subsidiary operating entity is dependent on the interaction of many variables, including the effects of changing industry conditions, competition and the Company’s ability to successfully market and sell its new products.  While the Company believes that its business plan is reflective of reasonable judgments in assessing those risks, there can be no assurance that influences not foreseen by the Company would not adversely affect its ability to execute the business plan strategies.  While the Company believes that its business plan projections are in line with achievable performance levels, there can be no assurance that the Company will be able to obtain, and sustain, the projected sales volume increases.

Nasdaq SmallCap Market.  Angeion’s common stock is traded on the Nasdaq SmallCap Market.  Under the rules for continued inclusion on the Nasdaq SmallCap Market, the Company must maintain a minimum bid price of $1.00 for its common stock and must maintain a minimum of $1.0 million in market value of its publicly held shares.  The Nasdaq rules also state that for continued inclusion on the listing, the Company shall maintain at least one of the following:

(i)	Stockholders’ equity of $2.5 million;
(ii)	Market capitalization of $35 million; or
(iii)	Net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years.

If a Nasdaq SmallCap Market security fails to meet one of these criteria for a period of 30 consecutive business days, the issuer will be notified of the failure by Nasdaq and have a period of 180 calendar days to achieve compliance with the standard.

Although the Company had fallen out of compliance with certain listing requirements during 2002, the Company regained compliance with all Nasdaq SmallCap Market listing requirements, including the Nasdaq minimum bid and market value of publicly held shares requirements on December 6, 2002.  The Company can give no assurance that it will be able to meet the requirements for continued listing on the Nasdaq SmallCap Market in the future

Dependence upon New Products.  The Company has previously announced that it intended to focus a significant portion of its resources on the weight loss, cardiac rehabilitation and disease prevention markets, which are a logical extension of its core diagnostic systems business.  The Company’s future success will be dependent, in part, upon its ability to successfully identify and introduce new products and services into the weight loss, cardiac rehabilitation and disease prevention markets.  In developing new products, it will incur additional research and development and marketing expenses.  The Company’s success will depend upon cost effective development of new products for its core markets.  There can be no assurance that revenues, if any, from new products will be sufficient to recoup the Company’s expenses in development and marketing any new product.  Moreover, there is no assurance that the Company can manufacture these new products at a cost, or sell the new products at a price, that will result in an acceptable rate of return for the Company.  Market acceptance of these new products may be slow or customers may not accept the new products at all.  If the Company cannot successfully develop and market new products, its financial performance and results of operations will be adversely affected.

Need for Market Acceptance.  Market acceptance of the Company’s products will depend, in part, on the capabilities and operating features of its products compared to competing products, the Company’s ability to convince the medical community of the clinical efficacy of its products, the timeliness of its product introductions compared to competing products and its ability to manufacture quality products profitably and in sufficient quantities.  Failure of the Company’s products to gain market acceptance would have a material adverse effect on the Company’s business, financial condition and results of operations.  Furthermore, even if there is growth in the markets for the Company’s products, there can be no assurance that the Company will participate in such growth.

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

Although patent and intellectual property disputes in the medical device area have often been settled through licensing agreements or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or if at all.  Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company seeks to protect its trade secrets and proprietary know-how, in part, through confidentiality agreements, non-compete agreements and assignment of invention provisions in agreements with employees, consultants and other parties, as well as through contractual exclusivity with certain suppliers.  There can be no assurance, however, that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company’s trade secrets will not otherwise become known to or independently developed by competitors.

Product Liability and Potential Insufficiency of Product Liability Insurance.  The testing, manufacturing, marketing and sale of medical devices involve risk of liability claims and product recalls.  ICD products that the Company sold in the past are highly complex and were used in medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death.  As a result, the Company currently carries product liability insurance covering its products with policy limits per occurrence and in the aggregate which the Company has deemed to be sufficient.  It cannot be predicted, however, whether such insurance is sufficient, or if not, whether the Company will be able to obtain such insurance as is sufficient, to cover the risks associated with the Company’s business or whether such insurance will be available at premiums that are commercially reasonable.  Although the Company has discontinued its ICD business, a successful claim against or settlement by the Company in excess of its insurance coverage or the Company’s inability to maintain insurance in the future could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.  See Note 17, “Discontinued Operations, Contingencies” in Notes to Consolidated Financial Statements in this Form 10-KSB.

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

Under the Bylaws, for a period of three years after the end of the fiscal year in which the Reorganization Plan is confirmed or until November 1, 2005, no purchase of the Company’s common stock may be made by any beneficial owner of 5% or greater of the Company’s common stock (or any person who would become a 5% or greater owner as a result of the purchase), unless the transfer is approved in advance by the Company’s Board of Directors.  Further, each person that was a beneficial owner of 5% or greater of the Company’s common stock immediately following confirmation of the Plan is prohibited from transferring more then 60% of the holder’s common stock during the two year period after confirmation, unless the transfer is approved in advance by the Board of Directors.

The Company has also entered into agreements with certain executive officers that provide for certain benefits upon a change of control.

Item 2.  Description of Property.

The Company currently leases a 52,250 square foot building for its office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota.  The building is also the location of the Company’s Medical Graphics subsidiary.  The lease expires June 30, 2004, at which time the Company has an option to renew the lease for an additional two years.  The Company has the option to purchase the building at the end of each lease expiration period at the building’s fair market value.  Annual rental costs will be approximately $309,000 in fiscal year 2003.  Rent expense was $287,000 for the ten months ended October 31, 2002 and $345,000 for the year ended December 31, 2001.

The Company previously leased space in Brooklyn Park, Minnesota that served as office, manufacturing and warehouse space for its discontinued ICD business.  At October 31, 2002, the Company remained liable for $148,000 in payments under the lease while the sublessor is obligated to the Company for future rental payments aggregating $71,000 through June 30, 2003.  Rent payments for office and production space used in the discontinued ICD manufacturing business were $258,000 for the ten months ended October 31, 2002 and $297,000 for the year ended December 31, 2001.

Item 3.  Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 17, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota, Third Division (the “Court”).  In connection with the Chapter 11 Bankruptcy, the Court approved a disclosure statement dated September 4, 2002 that was distributed to the Company’s creditors, equity security holders and other parties in interest for purposes of soliciting the vote of these persons on the Joint Modified Plan of Reorganization that was submitted by Angeion and the Unsecured Creditors Committee.

A hearing on the Plan was held on October 24, 2002.  In connection with the hearing, the votes were tallied and a majority of the ballots cast by the Company’s creditors, equity security holders and other parties of interest accepted the Plan.  Holders of $14.6 million in the Company’s Notes out of the $20.2 million outstanding and other unsecured claims voted in favor of the Plan.  No holder of Notes opposed the plan.  Of the holders of the Company’s common stock, holders of 180,897 shares or 98.2% of the shares voting accepted the Plan while holders of 3,253 shares or 1.8 percent of the shares voting cast votes rejecting the Plan.

On October 24, 2002, the Court entered an order confirming the Plan.  The Plan was effective on the first business day after the date of confirmation, that is October 25, 2002.

Approval of the Plan included the approval of Messrs. Arnold A. Angeloni, John C. Penn, Richard E. Jahnke and Jeffrey T. Schmitz as the Board of Directors of the Company.  The approval of the Plan also approved the Company’s Amended and Restated Articles of Incorporation, Amended and

Restated Bylaws, and the Angeion 2002 Stock Option Plan, reserving 600,000 shares for issuance under the Stock Option Plan.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company’s common stock began trading on the Nasdaq SmallCap Market at the opening of business on February 14, 2001, under the symbol “ANGN.”  Prior to February 14, 2001, the Company’s common stock was traded on the Nasdaq National Market under the symbol “ANGN.”  During the Chapter 11 proceeding and until Nasdaq determined that the Company had met all listing requirements, the Company traded on the Nasdaq SmallCap Market under the symbols of “ANGNQ” and “ANGQC” between June 17, 2002 and December 6, 2002.  The prices below are the high and low sales prices as reported by the Nasdaq National/SmallCap Market for each quarter of 2000 and 2001 as well as three quarters and the month of October for 2002.

Due to the conversion of the Company’s $20,198,000 of Notes to equity on October 25, 2002, and the resulting new capital structure, future prices of the Company’s common stock will not be comparable to those presented in the table below.

Angeion Common Stock Prices

Calendar Years	High	Low
2002
Month of October	$0.25	$0.02
Third quarter	0.50	0.05
Second quarter	0.75	0.05
First quarter	0.75	0.42

2001
Fourth quarter	1.20	0.45
Third quarter	1.70	0.56
Second quarter	2.11	0.78
First quarter	1.75	0.63

2000
Fourth quarter	1.75	0.31
Third quarter	3.63	1.13
Second quarter	3.06	1.13
First quarter	4.38	1.94

As of January 7, 2003, approximately 629 persons held the Company’s common stock of record.  In addition, nominees for approximately 8,800 shareholders held a number of shares in street name.

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its operations and does not anticipate paying any cash dividends in the future.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	—	600,000

The Company has one equity compensation plan, its 2002 Stock Option Plan.  At October 31, 2002, there were no options outstanding under the 2002 Stock Option Plan.

Recent Sales of Unregistered Securities

On October 25, 2002, in connection with the Confirmation and Implementation of its Plan of Reorganization, Angeion issued 3,594,627 shares of Company stock to former creditors and former holders of Old Common Stock.  The Company believes the issuance was exempt pursuant to Section 1145 of the Unites States Bankruptcy Code.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Overview

The first ten months of 2002 represented a period of significant change for the Company.  The year began with management focused on exploring different options that would resolve repayment of the $20,198,000 in Notes that were due in April 2003.  During this period, the price of the Company’s stock in the market continued to decline because of the uncertainty concerning the Company’s ability to repay the Notes when due.  The decline in the price of the Company’s stock generated compliance issues regarding continued listing of the Company’s stock on the Nasdaq SmallCap Market.  As a result of these factors, the Company became concerned that the uncertainty associated with repayment of the Notes would affect its ongoing business.

On June 17, 2002, the Company announced that it had reached an agreement with the holders of the $20,198,000 in outstanding Notes to restructure the debt by converting it to equity.  The Company also announced that to avoid impairment of its $125 million tax loss carryover, the debt restructuring would take place under a Chapter 11 Bankruptcy filing.  On June 17, 2002, Angeion Corporation, the parent company, filed a voluntary petition for Reorganization under Chapter 11 of the federal Bankruptcy laws in the United States Bankruptcy Court for the District of Minnesota under case number 02-32260 and on that same day filed a Joint Plan of Reorganization with the holders of the Company’s 7-½% Senior Convertible Notes.

The Company’s subsidiary, Medical Graphics Corporation, was not part of the Chapter 11 filing and continued to do business as usual during the Bankruptcy period.  The reorganization did not have an adverse impact upon the day-to-day operations, customers or suppliers of the Company’s Medical Graphics operations.

During the Bankruptcy period, the Company negotiated an amendment to the lease for space that served as office, manufacturing and warehouse space for its discontinued ICD business.  The amended lease requires the Company to continue making lease payments subsequent to its filing of the Chapter 11 petition through June 2003, and releases the Company from all other obligations.  As a result, the Company significantly reduced its liability for future rental obligations.

In September 2002, during the Bankruptcy period, the Company entered into a Settlement and License Agreement with Biotronik, Inc. under which the Company granted to Biotronik a perpetual, non-exclusive license to use the Company’s cardiac stimulation technology and Biotronik agreed to make a one-time cash payment of $4,000,000 within 30 days of execution of the contract.  As a result, the Company recorded license revenue of $2,900,000 relating to the Settlement Agreement, which is net of the related contingent transaction expenses of $1,100,000.

On October 24, 2002, the Bankruptcy Court entered an order confirming the Company’s Plan.  The Plan became effective on October 25, 2002, the first business day after the date of confirmation.  Upon the effectiveness of the Plan, Messrs. Arnold A. Angeloni, John C. Penn, Richard E. Jahnke and Jeffrey T. Schmitz constituted the Board of Directors of the Company.

The conversion of debt to equity together with the receipt of $2,900,000 in cash from the Settlement Agreement allowed the Company to emerge from Bankruptcy with over $4,400,000 in cash, no debt and approximately $18,000,000 in shareholders’ equity.

On November 13, 2002, the Company’s Board of Directors decided to change the Company’s fiscal year from December 31 to October 31 to coincide with the buying patterns of the Medical Graphic’s medical equipment business as well as the New Leaf health and fitness product business.  The change will also enable the Company to report its results in the future on a comparable basis as a result of the fresh start reporting that is required in conjunction with the Company’s emergence from Chapter 11 bankruptcy.  See Note 3, “Summary of Significant Accounting Policies” and Note 4, “Reorganization and Fresh Start Reporting Adjustments”, Notes to Consolidated Financial Statements.

With the Chapter 11 restructuring behind it, management is now looking forward to running the business without the distractions encountered during the past few years.  The following paragraphs discuss the Company’s performance for the ten months ended October 31, 2002 compared to the same period for 2001 and for the year ended December 31, 2001 compared to the year ended December 31, 2000.  In addition, there is a table presenting selected financial data by quarter for the Company’s new fiscal year ended October 31, 2002 at the end of this Management’s Discussion and Analysis or Plan of Operation section.

Results of Operations

The following table summarizes selected financial data relating to the ongoing operations of the Company.  The data for the ten months ended October 31, 2002 and the two years ended December 31, 2001 and 2000 are derived from the audited financial statements of the Company.  The selected financial data for the ten months ended October 31, 2001 are derived from the unaudited financial statements of the Company.  The unaudited financial data is presented for comparative purposes as a result of the Company’s change in year-end from December 31 to October 31 in 2002.

(000’s omitted)	Ten Months Ended October 31,		Year Ended December 31,
	2002	2001	2001	2000
Revenue	$13,402	$13,230	$16,666	$17,051

Gross margin	5,393	5,525	7,087	5,838
Gross margin percentage	40.2%	41.8%	42.5%	34.2%

Operating expenses:
Selling and marketing	4,266	4,187	5,283	4,821
General and administrative	1,952	2,476	2,938	2,875
Research and development	1,030	1,363	1,623	1,705
Amortization of intangibles	636	1,016	1,191	1,226
Impairment loss on intangible assets	1,085	—	—	—
Reorganization items	128	—	—	—
	9,097	9,042	11,035	10,627

Operating loss	(3,704)	(3,517)	(3,948)	(4,789)

Licensing revenue, net	2,900	—	—	—
Interest income	10	165	170	464
Interest expense	(877)	(1,701)	(2,041)	(2,105)

Loss before taxes	(1,671)	(5,053)	(5,819)	(6,430)
Benefit for income taxes	(92)	—	—	—

Loss from continuing operations	(1,579)	(5,053)	(5,819)	(6,430)

Income (loss) from discontinued operations	—	(29)	(707)	10,833

Net income (loss)	$(1,579)	$(5,082)	$(6,526)	$4,403

Ten Months Ended October 31, 2002 Compared to 2001

Revenue.  Revenues consist of equipment and supply sales and service revenues.  Equipment and supply sales reflect sales of Medical Graphic’s non-invasive cardiorespiratory diagnostic systems and related software, sales of New Leaf health and fitness products and services, and aftermarket sales of peripherals and supplies.  Service revenues reflect contract revenues from extended service contracts, non-warranty service visits and training.

Total revenue increased by $172,000 or 1.3% to $13,402,000 from $13,230,000 for the ten months ended October 31, 2002 and 2001, respectively.  Domestic product revenue increased by $405,000 or 4.9% to $8,594,000 in 2002 compared to $8,189,000 in 2001.  International product revenue decreased by $660,000 or 22.9% to $2,224,000 in 2002 compared to $2,884,000 in 2001.  Service revenue increased by $427,000 or 19.8% to $2,584,000 in 2002 compared to $2,157,000 in 2001.

The Company believes that domestic customers’ interest in placing new system orders continues to improve but that its domestic customers also continue to exercise caution in making capital expenditures due to the overall uncertainty of the United States economy.  The Company continues to develop its New Leaf Personal Exercise products that are currently targeting weight-loss consumers through fitness clubs and other delivery sites.  Revenue from these new products was $142,000 and $14,000 for the ten months ended October 31, 2002 and 2001, respectively.

There are two reasons driving the decline in international revenue.  First, European customers are acting like United States customers and are delaying capital expenses unless there is a clear immediate need.  Second, sales to Latin American customers continue to suffer from very weak economies and devaluating currencies.

The service revenue increase is primarily due to an increase in the number of service contracts that the Company has sold and non-warranty service calls.  The Company has continued emphasis on the sale of those service contracts.  In addition, the increase in non-warranty service call income reflects both increased fees and improved efficiencies in field service.

Gross Margin.  Gross margin percentage decreased 1.6 percentage points to 40.2% from 41.8% of revenue for the ten months ended October 31, 2002 and 2001, respectively.  The gross margin decrease is due to labor costs associated with revising certain product specifications.  These additional labor costs were generally incurred during the first six months of 2002.  Margins have improved in recent months and management believes that margins for fiscal year 2003, exclusive of the fresh-start adjustments, should approximate the level achieved for 2001.  Gross margins will be negatively impacted in fiscal year 2003 by the fresh-start reporting adjustments that increased inventories by $59,000 and decreased deferred income by $224,000.

Selling and Marketing.  Selling and marketing expenses increased $79,000 or 1.9% to $4,266,000 for the ten months ended October 31, 2002 compared to $4,187,000 in the comparable 2001 ten-month period.  Increases in expenses associated with the Company’s focus on selling and marketing its New Leaf personal exercise products of $455,000 for the ten months ended October 31, 2002 have been generally offset by lower travel, product demonstration and other selling and marketing expenses associated with hospital and medical clinic market products.

General and Administrative.  General and administrative expenses decreased $524,000 or 21.2% to $1,952,000 for the ten months ended October 31, 2002 compared to $2,476,000 in the comparable 2001 ten-month period.  Prior year expenses include $300,000 paid as part of a settlement agreement that resolved the on-going litigation with U.S. Bank National Association, as Trustee for the holders of the Company’s 7-1/2% Senior Convertible Notes.  General and administrative expenses for 2002 also reflect reduced professional fees, directors' costs and personnel costs.

Research and Development.  Research and development expenses for the ten months ended October 31 decreased $333,000 or 24.4% to $1,030,000 in 2002 from $1,363,000 in 2001.  The Company’s previous focus on the conversion and consolidation of software platforms is now complete, resulting in the decrease in research and development expenses.  Research and development expenses that have been capitalized as part of the Company’s proprietary software were $350,000 and $437,000 for the ten months ended October 31, 2002 and 2001, respectively.

Amortization of Intangibles.  Amortization of intangibles for the ten months ended October 31 decreased $380,000 or 37.4% to $636,000 in 2002 from $1,016,000 in 2001.  The decrease reflects the Company’s adoption of SFAS Statement No. 142, Goodwill and Other Intangible Assets.  Under fresh-start accounting, the Company expects amortization expense to approximate $779,000 in fiscal year 2003.  See Note 8, “Intangible Assets,” Notes to Consolidated Financial Statements in this Form 10-KSB.

Impairment Loss on Intangible Assets.  The Company purchased a perpetual license for existing INTERXVENT technology to be revised in the form of a self-help program.  Since completion of the self-help program has been delayed and therefore was not introduced to the market, the Company evaluated the recoverability of its investment and determined that it was impaired.  The Company reduced the value of its current investment by $1,085,000 to $325,000 at June 30, 2002.  The Company commenced amortizing the remaining value of $325,000 over three years on July 1, 2002.  See Note 8, “Intangible Assets,” Notes to consolidated Financial Statements in this Form 10-KSB.

Reorganization Items.  Fresh start reporting requires that professional fees and similar types of expenditures directly relating to the Chapter 11 proceeding be expensed as incurred and reported as reorganization items.  The following table contains a summary of the expenses and gains recognized during the ten months ended October 31, 2002.

(In thousands)	Ten Months Ended October 31, 2002
Professional fees	$262
Write-down of equipment held for sale	63
Mailings to shareholders and noteholders	60
Endorsement to Directors’ & Officers’ insurance	35
Gain from reduction of future rental obligations	(292)
$128

Licensing Revenue, net.  Licensing revenue, net of $2,900,000 represents a cash payment for a Settlement Agreement in which the Company granted Biotronik a perpetual, non-exclusive license to use its cardiac stimulation technology.  See Note 18, “License for Proprietary Technology,” Notes to Consolidated Financial Statements in this Form 10-KSB.

Interest Income.  Interest income for the ten months ended October 31 decreased by $155,000 to $10,000 in 2002 from $165,000 in 2001.  The decrease in interest income reflects lower excess cash balances available for short-term investment as well as lower interest rates.

Interest Expense.  For the ten months ended October 31, interest expense decreased $824,000 to $877,000 in 2002 from $1,701,000 in 2001.  Historically, interest expense included $132,000 of amortization of debt issuance costs on a quarterly basis.  The debt issuance costs became fully amortized in April 2002.  In addition, the Company discontinued accruing for interest expense on June 17, 2002, the date the Company filed the Joint Plan of Reorganization.  The amount of stated contractual interest that was not charged to operations for the period from June 18, 2002 to October 31, 2002 was approximately $560,000.  Under the Joint Plan of Reorganization, all unpaid interest expense, $1,017,000 at June 17, 2002, was converted into common stock of the Company upon emergence from bankruptcy.

Benefit for Income Taxes.  During the first quarter of 2002, the Company recorded a refund of $92,000 for federal income taxes that were previously paid for 1999.  The refund became available due to a tax law revision enacted into law during the first quarter of 2002.

Year Ended December 31, 2001 Compared to 2000

Revenue.  Total revenue decreased 2.3% to $16,666,000 in 2001 from $17,051,000 in 2000.  Domestically, revenue decreased 3.7% to $10,502,000 in 2001 from $10,908,000 in 2000.  Domestic revenue for 2001 should be evaluated only after understanding what happened in 2000.  Year 2000 domestic revenue included $824,000 in sales from the now discontinued sleep diagnostics products as well as the carryover of 1999 sales orders (reduction of order backlog) approximating $820,000.  Domestic revenue really increased by over 13% if the impact of sleep product sales and the reduction in 1999 backlog are taken out of year 2000 domestic revenue.  The quarter-to-quarter increases in 2001 customer orders ranged from a low of 6.1% in the third quarter to a high of 18.7% in the fourth quarter, both reflecting a delay and recovery of new customer orders associated with the shock and uncertainty caused by the September 11, 2001 events. New domestic systems orders finished the year with an increase of 12.8% in 2001 compared to 2000.

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

General and Administrative.  General and administrative expenses increased 2.2% to $2,938,000 in 2001 from $2,875,000 in 2000.  As a percent of revenue, general and administrative expenses increased to 17.6% in 2001 from 16.9% in 2000.  On-going litigation with U.S. Bank National Association, as Trustee for the holders of the Company’s 7-1/2% Senior Convertible Notes led to increased legal expenses.  That litigation was settled in November for $300,000.  Those combined expenses account for the year-to year increase in general and administrative expenses.  These expenses were somewhat offset by lower personnel costs and director’s fees.

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

Interest expense for 2001 is related to the Senior Convertible Notes.  Interest expense decreased to $2,041,000 in 2001 from $2,105,000 in 2000.  The decrease reflects the minimum interest charges incurred during the first quarter of 2000 for the Medical Graphics bank line of credit that expired by its terms on March 31, 2000.  Interest expense includes amortization of debt issuance costs of $526,000 for each of the years ended December 31, 2001 and 2000.  These debt issuance costs became fully amortized in April 2002.

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

The Company had cash of $4,434,000 and working capital of $7,492,000 as of October 31, 2002.  During the ten months ended October 31, 2002, the Company generated $3,778,000 in cash from continuing operations.  Cash was generated primarily by decreases of $1,581,000, $734,000 and $249,000 in accounts receivable, inventories and prepaid expenses and other assets, respectively, as well as an increase of $654,000 in other liabilities and accrued expenses.  The reduction in inventories included $335,000 for disposition of the remaining discontinued sleep diagnostic product inventories.  In addition, the Company used $262,000 in cash for discontinued operations, which represented real estate commissions and rental of the facility formerly used for the Company’s ICD products.

During the ten months ended October 31, 2002, the Company used $443,000 in cash for investing activities.  Cash was used to increase the Company’s investment in proprietary software by $350,000, to invest $70,000 in the INTERVENT perpetual license and to purchase $36,000 of equipment and fixtures.

The Company has no material commitments for capital expenditures for fiscal year 2003.

As a result of the Company’s October 25, 2002 emergence from Bankruptcy and the resulting conversion of debt to equity and its cash of $4,434,000, the Company believes that its liquidity and capital resource needs for fiscal year 2003 will be met through its current cash and cash equivalents, cash flows from operations and working capital.

Other Commitments.

The Company has made various financial commitments in the ordinary course of conducting its business operations.  Although these commitments are more fully discussed in the Notes to Consolidated Financial Statements, we are summarizing all of our significant commitments in the following table:

Description, (in thousands)	2003	2004	2005	2006	2007 & Thereafter
Continuing operations:
Minimum lease payments	$326	$212	$5	$4	$8
Minimum royalty payments for sales of AeroSport products	100	100	100	100	—
Discontinued operations:
Minimum lease payments	148	—	—	—	—
Sublease income	(71)	—	—	—	—
	$503	$312	$105	$104	$8

Critical Accounting Policies

Significant accounting policies adopted and applied by the Company are summarized in Note 3, Notes to Consolidated Financial Statements, which is included in this Form 10-KSB.  Some of the more critical policies include revenue recognition, allowance for doubtful accounts and intangible assets.  The Company’s policies for these items are discussed in the following paragraphs.

Revenue Recognition.  The Company recognizes revenue in accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.  Revenues are recognized when all of the following criteria are met: when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.  Amounts billed to customers under service contracts are deferred and recognized as income over the term of the agreement and related service contract costs are recognized as incurred.

Allowance for Doubtful Accounts.  The Company establishes estimates of the uncollectibility of accounts receivable.  Management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to provide adequate protection against losses resulting from collecting less that full payment on receivables.  A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.  The Company’s accounts receivable balance was $2,687,000, net of an allowance for doubtful accounts of $312,000 at October 31, 2002.

Valuation of Long-Lived and Intangible Assets and Goodwill.  The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the Company determines that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model or another valuation technique.

The Company adopted Statement of Financial Accounting Standards ("SAFS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002 and as a result, ceased to amortize approximately $1,925,000 of goodwill.  In lieu of amortization, the Company was required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter.  The Company did not record an impairment charge upon completion of the initial impairment review and with the Company's adoption of fresh-start reporting it no longer has goodwill on the Successor Company financial statements as of October 31, 2002.  See Note 8, "Intangible Assets," Notes to Consolidated Financial Statements.

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

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company will adopt the provisions of SFAS No. 146 on January 1, 2003.  SFAS No. 146 will have an impact on the Company’s treatment of restructuring for any restructuring activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Stock Compensation.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company does not plan to change their method of accounting for stock-based employee compensation.  The Company will make the required interim disclosures effective with the quarter ending April 30, 2003.

Pro Forma Unaudited Quarterly Financial Data

Since the Company has changed its fiscal year from December 31 to October 31, the Company has presented in the  table below selected pro forma unaudited historical financial results for the fiscal year ended October 31, 2002 on a quarterly basis.

(000’s omitted)	Quarter Ended
	January 31	April 30	July 31	October 31
Fiscal Year ended October 31, 2002
Revenue	$4,423	$4,028	$4,188	$4,199

Gross margin	1,917	1,603	1,612	1,823
Gross margin percentage	43.3%	39.8%	38.5%	43.4%

Operating expenses	2,758	2,221	2,410	2,488
Impairment loss on intangible assets	—	—	1,085	—
Reorganization items	—	—	273	(145)
	2,758	2,221	3,768	2,343

Operating loss	(841)	(618)	(2,156)	(520)

Licensing revenue, net	—	—	—	2,900
Interest income	6	4	2	3
Interest expense	(510)	(510)	(197)	—

Income (loss) before taxes	(1,345)	(1,124)	(2,351)	2,383
Benefit for income taxes	—	(92)	—	—

Income (loss) from continuing operations	(1,345)	(1,032)	(2,351)	2,383

Loss from discontinued operations	(678)	—	—	—

Net income (loss)	$(2,023)	$(1,032)	$(2,351)	$2,383

Item 7.  Financial Statements.

The Board of Directors and Shareholders

Angeion Corporation:

We have audited the accompanying consolidated balance sheets of Angeion Corporation and subsidiaries as of October 31, 2002 (successor company) and December 31, 2001 (predecessor company), and the related consolidated statements of operations, cash flows, and shareholders’ equity for the ten months ended October 31, 2002 and the year ended December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angeion Corporation and subsidiaries as of October 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for the ten months ended October 31, 2002 and the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 4 to the consolidated financial statements effective upon confirmation of the Company's Plan of Reorganization being approved by the United States Bankruptcy Court, the Company adopted the provisions of Statement of Position 90-7 for fresh-start reporting.  As discussed in note 8, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ KPMG LLP

Minneapolis, Minnesota

January 27, 2003

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, 2002 and December 31, 2001

(in thousands except share and per share data)

	Successor Company October 31, 2002	Predecessor Company December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$4,434	$1,361
Accounts receivable, net of allowance for doubtful accounts of $312 and $244, respectively	2,687	4,268
Inventories	3,470	4,145
Prepaid expenses and other current assets	123	196
Total current assets	10,714	9,970

Property and equipment, net	2,164	1,438
Intangible assets, net	8,250	11,379
Other assets, net	—	176
Goodwill, net	—	1,935
	$21,128	$24,898

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$964	$942
Employee compensation	439	658
Deferred income	811	1,017
Warranty reserve	111	141
Other liabilities and accrued expenses	897	1,508
Total current liabilities	3,222	4,266

Long-term debt	—	20,198

Shareholders’ equity:
Common stock, $0.10 and $0.01 par value, 2002 and 2001, respectively. Authorized 25,000,000 and 10,000,000 shares, 2002 and 2001, respectively; issued and outstanding 3,594,627 shares in 2002 and 2001	359	36
Additional paid-in capital	17,547	124,011
Accumulated deficit	—	(123,613)
Total shareholders’ equity	17,906	434

Commitments and contingencies (Notes 12, 19 and 20)
	$21,128	$24,898

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands except per share amounts)

	Ten Months Ended October 31, 2002	Twelve Months Ended December 31, 2001
Revenues:
Equipment and supply sales	$10,818	$14,085
Service revenue	2,584	2,581
	13,402	16,666
Cost of goods sold:
Cost of equipment and supply sales	7,536	9,149
Cost of service revenue	473	430
	8,009	9,579
Gross margin	5,393	7,087

Operating expenses:
Selling and marketing	4,266	5,283
General and administrative	1,952	2,938
Research and development	1,030	1,623
Amortization of intangibles	636	1,191
Impairment loss on intangible assets	1,085	—
Reorganization items	128	—
	9,097	11,035

Operating loss	(3,704)	(3,948)
Other income (expense):
Licensing revenue, net	2,900	—
Interest income	10	170
Interest expense	(877)	(2,041)

Loss before taxes	(1,671)	(5,819)
Benefit for taxes	(92)	—
Net loss from continuing operations	(1,579)	(5,819)

Loss from discontinued operations	—	(707)

Net loss	$(1,579)	$(6,526)

Net loss per share - basic and diluted
Continuing operations	$(0.44)	$(1.66)
Discontinued operations	—	(0.20)
Net loss	$(0.44)	$(1.86)
Weighted average common shares outstanding
Basic and diluted	3,595	3,516

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Ten Months Ended October 31, 2002	Twelve Months Ended December 31, 2001
Cash Flows From Operating Activities:
Net loss	$(1,579)	$(6,526)
Loss from discontinued operations	—	707
Reorganization items	128	—
Depreciation	499	667
Amortization	636	1,191
Impairment loss on intangible assets	1,085	—
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Compensation expense on grant of stock	—	72
Changes in operating assets and liabilities:
Accounts receivable	1,581	363
Inventories	734	(166)
Prepaid expenses and other assets	249	570
Accounts payable	22	130
Employee compensation	(219)	109
Deferred income	18	33
Warranty reserve	(30)	(98)
Accrued expenses	654	316
Net cash provided by (used in) continuing operations	3,778	(2,632)
Net cash used in discontinued operations	(262)	(363)
Net cash provided by (used in) operating activities	3,516	(2,995)

Cash Flows From Investing Activities:
Purchase of property and equipment	(36)	(110)
Purchase of perpetual license	(70)	(1,340)
Investment in proprietary software and trademarks	(350)	(641)
Net cash used in continuing operations	(456)	(2,091)
Net cash provided by discontinued operations	13	53
Net cash used in investing activities	(443)	(2,038)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	35
Net cash provided by financing activities	—	35

Effect of exchange rate on cash	—	9

Net increase (decrease) in cash and cash equivalents	3,073	(4,989)

Cash and cash equivalents at beginning of year	1,361	6,350

Cash and cash equivalents at end of year	$4,434	$1,361

Cash paid for interest	$—	$1,515
Cash received for taxes	92	—

Significant non-cash transactions:
See fresh-start adjustments, Note 4	—	—

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common stock		Additional paid-in capital	Cumulative translation adjustment	Accumulated deficit	Total
	Number of shares	Par value

Balances at December 31, 2000	3,481	35	123,905	(9)	(117,087)	6,844

Director stock issued	52	—	72	—	—	72
Employee stock purchase plan	62	1	34	—	—	35
Cumulative translation adjustment	—	—	—	9	—	9
Net loss	—	—	—	—	(6,526)	(6,526)

Balances at December 31, 2001	3,595	$36	$124,011	$—	$(123,613)	$434

Retire all Old Common Stock	(3,595)	(36)	36	—	—	—
Issue Replacement Common Stock	3,595	359	(359)	—	—	—
Capitalize Senior Convertible Notes, interest and certain other unsecured claims	—	—	21,266	—	—	21,266
Net loss	—	—	—	—	(1,579)	(1,579)
Fresh start accounting adjustments	—	—	(2,215)	—	—	(2,215)
Eliminate accumulated deficit balance	—	—	(125,192)	—	125,192	—

Balances at October 31, 2002	3,595	$359	$17,547	$—	$—	$17,906

See accompanying notes to consolidated financial statements

Angeion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2002 and December 31, 2001

(1)                                 Description of Business

The consolidated financial statements include the accounts of Angeion Corporation and all of its wholly owned subsidiaries.  The Company’s wholly owned subsidiaries include Medical Graphics Corporation, its only operating subsidiary, and Medical Graphics Corporation, GmbH.  All inter-company transactions and balances have been eliminated in consolidation.

Angeion Corporation (the “Company”) develops, manufactures and markets noninvasive cardio-respiratory diagnostic systems and related software used in the management and improvement of cardio-respiratory health.  The Company has also introduced a line of health and fitness products, many of which are derived from Medical Graphics’ technologies.  These products, marketed under the New Leaf Health and Fitness Brand, help consumers effectively manage their weight and improve their fitness.  Revenues consist of product sales and service revenues.  Product sales reflect sales of Medical Graphic’s non-invasive cardiorespiratory diagnostic systems and related software, health and fitness products and aftermarket sales of peripherals and supplies.  Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

Historically, Angeion Corporation had developed, manufactured and distributed products for the treatment of cardiac arrhythmia patients.  During March 2000, the Company’s board of directors decided to discontinue that historical business.  See Note 17, “Discontinued Operations.”

(2)                                 Reorganization

On June 17, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota, Third Division (the “Court”) under case number 02-32260.  The filing was done jointly with the holders of the Company’s 7 1/2% Senior Convertible Notes due 2003 and included a jointly submitted Plan of Reorganization (the “Plan”).  The transaction was implemented as a Chapter 11 Bankruptcy filing for the purpose of enabling the Company and the noteholders to accomplish the restructuring in a controlled manner and to enable the Company to retain a net operating loss carryforward of approximately $128 million out of the $133 million pre bankruptcy net operating loss carryforward.  During the bankruptcy period, the Company continued to operate as debtor-in-possession.  As debtor-in-possession, the Company operated as an ongoing business, but could not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.  The Company’s subsidiary, Medical Graphics Corporation, was not part of the Chapter 11 filing and continued to do business as usual during the bankruptcy period.

On October 24, 2002, the Court entered an order confirming the Joint Modified Plan of Reorganization dated September 4, 2002.  The Plan became effective on the first business day after the date of confirmation, which was October 25, 2002.

As of June 17, 2002, the date the petition was filed with the Court, there were 3,594,627 shares of the Company’s common stock issued and outstanding (the “Old Common Stock”).  As a result of the Plan, all of the Company’s Old Common Stock was canceled and all options and warrants to purchase the Company’s Old Common Stock existing as of the petition date were canceled.  To effectuate the Plan, the Company issued 3,594,627 shares of its common stock in replacement of the Old Common Stock (the “Replacement Common Stock”).

Under the Plan, each holder of the Company’s Notes and each holder of certain other unsecured claims received such holder’s pro rata share of 95% of the Replacement Common Stock.  Each holder of the Company’s Old Common Stock received a pro rata share of 5% of the Replacement Common Stock and one common stock purchase warrant for each share of Replacement Common Stock (the “New Warrants”).  For each 20 shares of Old Common Stock owned prior to the Plan confirmation date, shareholders received one share of Replacement Common Stock and one New Warrant to purchase one share of Replacement Common Stock at $7.79 per share.  The New Warrants expire on October 31, 2007, and are subject to redemption at the Company's option for $.01 per Warrant at any time after January 1, 2004, provided that the closing price of the common stock exceeds $9.73 (subject to adjustment) for ten consecutive trading days after January 1, 2004 and during the term of the Warrants.

(3)                                 Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements contained in this report reflect the accounting principles set forth in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).  This statement provides guidance for financial reporting by entities that have filed voluntary petitions for relief under and have reorganized in accordance with the bankruptcy code.  In accordance with fresh-start reporting, the reorganization value of the entity is to be determined and allocated to the entity’s assets in conformity with purchase accounting guidelines.  All assets and liabilities are to be recorded at their respective fair values.  Adopting fresh-start reporting results in a new reporting entity with no beginning retained earnings or deficit.  SOP 90-7 further states that fresh-start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in effect, those of a new entity.  Among other things, a black line is to be drawn in the financial statements to distinguish between the pre-reorganization entity (“Predecessor Company”) and the post-reorganization entity (“Successor Company”).  Thus, comparative financial statements that straddle a confirmation date should not be presented.  Consequently, after giving effect to reorganization and fresh-start adjustments, the financial statements of a Successor Company are deemed not comparable to those of a Predecessor Company.  For financial reporting purposes, the results of the predecessor Company and the Successor Company cannot be combined.

Fiscal Year Change

On November 13, 2002, the Company’s Board of Directors changed its fiscal year from December 31 to October 31 to coincide with customer buying patterns of the Medical Graphic’s medical equipment business as well as the New Leaf health and fitness product business.  The change will also enable the Company to report its results in the future on a comparable basis as a result of the fresh start reporting that is required in conjunction with the Company’s emergence from Chapter 11 bankruptcy.

Fresh-Start Reporting

The effective date of the Company’s emergence from bankruptcy was October 25, 2002.  For accounting purposes, the Company adopted fresh-start reporting in accordance with SOP 90-7 as of October 31, 2002.  In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values.  An independent third-party appraiser determined the fair values of substantially all of the Company’s tangible and intangible assets.

All financial information prior to October 31, 2002 is presented as pertaining to the Predecessor Company while all financial information presented as of and after October 31, 2002 will be presented as pertaining to the Successor Company.  Accordingly, the Consolidated Statements of Operations and Consolidated Statements of Cash Flows present information pertaining to the Predecessor Company.  The only information in these financial statements pertaining to the Successor Company is the Consolidated Balance Sheet at October 31, 2002.  See Note 4, Reorganization and Fresh-Start Reporting Adjustments, for discussion of reorganization and fresh-start reporting adjustments made to the Consolidated Balance Sheet at October 31, 2002.  Tabular presentations in these Notes to Consolidated Financial Statements that include balances at December 31, 2001, operations for the ten months ended October 31, 2002 and year ended December 31, 2001 relate to the Predecessor Company.  Balances at October 31, 2002 relate to the Successor Company.

Cash and Cash Equivalents

Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase.  At October 31, 2002, cash equivalents consisted of checking accounts and money market funds.

Inventories

Inventories are stated at the lower of cost or market for the Predecessor Company.  Cost is determined on a first in, first out basis.  Upon the adoption of SOP 90-7, the basis for Successor Company inventories has been adjusted to reflect fair values based on an independent appraisal.

Property and Equipment

Property and equipment is carried at cost for the Predecessor Company.  Equipment, computers and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets that range from three to eight years.  Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term, or the estimated useful life of the asset.  Expenditures for repairs and maintenance are charged to expense as incurred.  Upon the adoption of SOP 90-7, the basis for Successor Company property and equipment has been adjusted to reflect fair values of the assets based on an independent appraisal.

Goodwill and Other Intangibles

The cost of business acquisitions accounted for using the purchase method of accounting is allocated first to identifiable assets and liabilities based on estimated fair values.  The excess of cost over identifiable assets and liabilities is recorded as goodwill.  Pursuant to SFAS No. 142, goodwill is no longer amortized but is tested for impairment at least annually.

The following table lists the elements of definite lived intangible assets and the related life over which amortization is computed on a straight-line basis for the Predecessor Company:

Intangible asset	Life
Patents	12
Purchased technology	10
Proprietary software	7
Perpetual license	3

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.  Revenues are recognized when all of the following criteria are met: when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.  Amounts billed to customers under service contracts are deferred and recognized as income over the term of the agreement and related service contract costs are recognized as incurred.

Net Income (Loss) Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period.  Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, warrants or convertible debt, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  If the Senior Convertible Notes were dilutive, the associated interest expense and amortization of debt issuance costs, net of taxes, are removed from operations and the shares issued are assumed to be outstanding for the dilutive period. All potentially dilutive common shares were excluded from the calculation because they were anti-dilutive for all periods presented.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable.  Cash in excess of current operating needs is invested in accordance with the Company’s investment policy that emphasizes principal preservation.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows may not be sufficient to support the carrying value of an asset.  Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities made in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Estimates include receivable, warranty and inventory reserves, and depreciable lives of property, equipment and intangible assets.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company will adopt the provisions of SFAS No. 146 on January 1, 2003.  SFAS No. 146 will have an impact on the Company if there are any restructuring activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Stock Compensation.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In additon, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company does not plan to change their method of accounting for stock-based employee compensation.  The Company will make the required interim disclosures effective with the quarter ending April 30, 2003.

(4)                                 Reorganization and Fresh Start Reporting Adjustments

The Company adopted fresh start reporting as defined in SOP 90-7 upon its emergence from bankruptcy on October 31, 2002.  The following Condensed Consolidated Balance Sheet of the Company illustrates the financial effects of implementing the Company’s Plan and adoption of fresh start reporting.

The Condensed Consolidated Balance Sheet at October 31, 2002 reflects the adjustments outlined in the Company’s Plan with respect to the conversion of debt to equity.  Under terms of the Plan, the holders of the Notes due April 2003 agreed to convert the debt to equity.  They and other holders of certain unsecured claims received a pro rata share of 95% of the Replacement Common Stock that was issued pursuant to the Plan.  Each holder of the Company’s Old Common Stock received a pro rata share of 5% of the Replacement Common Stock and one New Warrant for each share of Replacement Common Stock.  For each 20 shares of common stock owned prior to the Plan confirmation date, shareholders received one share of Replacement Common Stock and one New Warrant to purchase one share of Replacement Common Stock.  The par value of Replacement Common Stock was increased to $0.10 from $0.01.

Under SOP 90-7, the value of all of the Company’s assets, which substantially is the Company’s investment in Medical Graphics Corporation, must be determined and allocated to net assets in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, “Business Combinations.”  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), which superseded Accounting Principles Board Opinion No. 16.  This valuation must be accomplished despite the fact that Medical Graphics was not part of the Chapter 11 filing.  Fair value is defined in accordance with SFAS No. 141, which states “the fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.”

The Company determined the reorganization value of its net assets by obtaining an appraisal from an independent third party.  The appraiser (i) reviewed certain historical financial information of the

Company for recent years and interim periods, (ii) reviewed certain internal financial and operating data, including five-year financial projections, prepared and provided by management, relating to its business and prospects, (iii) met with certain members of senior management of the Company to discuss the Company’s operations, patents, technology and future prospects, (iv) reviewed publicly available financial data that the appraiser deemed generally comparable to the operating business of the Company, (v) considered certain economic and industry information relevant to the operating business, and (vi) conducted such other studies, analyses, inquiries and investigations that the appraiser deemed appropriate.

“Fresh start reporting” equity value was determined with the assistance an independent appraiser. The methodology employed involved estimation of enterprise value (i.e. the market value of the Corporation's debt and shareholders equity), taking into account a discounted cash flow analysis. The discounted cash flow analysis was based on five-year cash flow projections prepared by management. Projected debt-free cash flows were discounted at a weighted average cost of capital of 24.0%. Terminal value calculation was based on normalized perpetuity cash flows, assuming a growth rate of 4%, reflecting 1.5% real growth and 2.5% inflation.

The five-year cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including, but not limited to, those with respect to the future courses of the Company's business activity. Accordingly, there will usually be differences between projected and actual results because events and circumstances frequently do not occur as expected, and those differences may be material.

Based upon the foregoing, the appraiser developed a range of values for the Company’s Medical Graphics subsidiary as of the October 31, 2002.  The appraiser’s report also included an independent valuation of the Company’s developed technology, ICD patents, inventories and property and equipment.  The Company relied upon the appraisal report in determining the fair value of its net assets as of October 31, 2002.  The Company determined the fair value of deferred income associated with service contracts by estimating the future cost of performing the service and a reasonable profit allowance for the estimated cost of performing the service.  The following table sets out the Condensed Consolidated Balance Sheet at October 31, 2002 for the Predecessor Company and illustrates the reorganization adjustments and fresh-start reporting adjustments that were made to arrive at the Condensed Consolidated Balance Sheet at October 31, 2002 for the Successor Company.  The adjustments present (i) the conversion of debt, interest and certain other unsecured liabilities to equity, (ii) the effect of revaluing the Company’s ICD patents and developed technology, (iii) the elimination of the Predecessor Company’s existing goodwill, (iv) the elimination of the accumulated deficit, (v) the write-down of deferred income to approximate fair value, (vi) the write-up of property and equipment and inventories to approximate fair value, and (vii) certain other adjustments in accordance with SOP 90-7.

Angeion Corporation and Subsidiaries

Condensed Consolidated Balance Sheet

October 31, 2002

(in thousands)

	Predecessor Company	Reorganization Adjustments		Fresh Start Reporting Adjustments		Successor Company
Assets
Current assets:
Cash and cash equivalents	$4,434	$		$		$4,434
Accounts receivable	2,687					2,687
Inventories	3,411			59	(d)	3,470
Prepaid expenses and other current assets	123					123
Total current assets	10,655	—		—		10,714
Property and equipment	899			1,265	(e)	2,164
Intangible assets	10,078			(1,828	)(f)	8,250
Goodwill	1,935			(1,935	)(g)	—
	$23,567	$—		$(2,439)		$21,128

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$964	$		$		$964
Deferred income	1,035			(224	)(h)	811
Accrued liabilities	1,447					1,447
Total current liabilities not subject to compromise	3,446	—		(224)		3,222
Current liabilities subject to compromise	21,266	(21,266	)(a)			—
Total current liabilities	24,712	(21,266)		(224)		3,222
Shareholders’ equity (deficit)
Common stock	36	323	(b)			359
Additional paid-in capital	124,011	20,943	(c)	(127,407	)(i)	17,547
Accumulated deficit	(125,192)			125,192	(j)	—
Total shareholders’ equity (deficit)	(1,145)	21,266		(2,215)		17,906
	$23,567	$—		$(2,439)		$21,128

Explanations for the Reorganization Adjustments and Fresh Start Reporting Adjustments are keyed to the following paragraphs:

a)              This identifies current liabilities subject to compromise including $20,198,000 of the Company’s 7 1/2% Senior Convertible Notes due April 2003, $1,017,000 in unpaid interest on the Notes and certain other unsecured liabilities for $51,000.  The Noteholders and holders of certain other unsecured claims received Replacement Common Stock in accordance with the Plan.

b)             Common stock has been increased by $323,000 to reflect the change in par value from $0.01 to $0.10.

c)              Additional paid in capital has been adjusted to reflect: (i) an increase of $21,266,000 to reflect the conversion from debt to equity of the Notes, interest and other unsecured liabilities in exchange for the issuance of 95% of the Replacement Common Stock to the Company’s creditors in accordance with the Plan, and (ii) a decrease of $323,000 to reflect a change in par value from $0.01 to $0.10.

d)             Finished goods inventories have been stated at their estimated net selling prices less costs to complete, costs of disposal and a reasonable profit allowance for the estimated completion and selling effort.

e)              Property and equipment has been adjusted to reflect fair values of the assets based on an independent appraisal.

f)                Intangible assets have been adjusted to reflect their fair values as determined by an independent appraisal.  See Note 8, Intangible Assets.

g)             The unamortized balance of goodwill for the Predecessor Company has been eliminated.

h)             Deferred income for service contracts has been adjusted to reflect the future cost of performing the service and a reasonable profit allowance for the estimated cost of performing the service.

i)                 Paid-in capital has been reduced by (i) $125,192,000 in connection with the related elimination of accumulated deficit in accordance with fresh start reporting and (ii) $2,215,000 to reflect the net adjustment associated with the fresh start reporting valuation adjustments.

j)                 The accumulated deficit has been eliminated as required by fresh start reporting.

(5)                                 Reorganization Items

Reorganization (income) expenses included in the accompanying Consolidated Statement of Operations consist of the following items:

(In thousands)	Ten Months Ended October 31, 2002
Professional fees	$262
Write-down of equipment held for sale	63
Mailings to shareholders and noteholders	60
Endorsement to Directors’ & Officers’ insurance	35
Gain from reduction of future rental obligations (Note 12)	(292)
$128

(6)                                 Inventories

Inventories consisted of the following at October 31, 2002 and December 31, 2001:

(in thousands)	Successor Company 2002	Predecessor Company 2001
Raw materials	$1,286	$1,341
Work-in process	365	229
Finished goods	1,819	2,575
	$3,470	$4,145

(7)                                 Property and Equipment

Property and equipment consisted of the following at October 31, 2002 and December 31, 2001:

(in thousands)	Successor Company 2002	Predecessor Company 2001
Furniture and fixtures	$1,133	$1,445
Equipment	558	4,461
Leasehold improvements	497	879
	2,164	6,785
Less: accumulated depreciation	—	(5,347)
	$2,164	$1,438

(8)                                 Intangible Assets

On January 1, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles (SFAS Nos. 141 and 142) became effective for the Company.  Accordingly, goodwill is no longer being amortized against earnings and goodwill balances are subject to an impairment review on an annual basis or sooner if indicators of potential impairment exist.  In addition, the new rules further defined the classes of intangible assets, which caused the Company to reclassify the $1,448,000 unamortized balance of an intangible asset represented by the estimated value of assembled workforce to goodwill as of January 1, 2002.  The value of assembled workforce at December 31, 2001 was also reclassified in these financial statements for comparative purposes.

The Company has purchased a perpetual license agreement for existing INTERXVENT technology to be revised in the form of a self-help program.  Since completion of the self-help program has been delayed and therefore not been introduced to the market, the Company evaluated the recoverability of its investment and determined that it was impaired.  The Company reduced the value of its current investment by $1,085,000 to $325,000 at June 30, 2002.  During July 2002, the Company commenced amortizing the remaining value of $325,000 over three years.

The impairment review was based on a discounted cash flow approach that uses estimates for revenues and expenses as well as an appropriate discount rate.  The estimates used for the review were consistent with the plans and estimates being used to manage the underlying business.

As discussed in Note 4, “Reorganization and Fresh Start Reporting Adjustments,” the Company adopted fresh-start reporting as described in SOP 90-7 under which the Company’s assets are to be recorded at their respective fair value.  An independent third-party appraiser determined the fair values of the Company’s intangible assets as of October 31, 2002.  Accordingly, all intangible assets have been valued at fair value as of the date of fresh-start reporting, October 31, 2002.

Intangible assets consisted of the following at October 31, 2002 and December 31, 2001:

(In thousands)	Successor Company 2002	Predecessor Company 2001
Intangible assets:
Proprietary software and purchased technology	$—	$3,584
Perpetual license	—	1,340
Patents	—	2,342
Developed technology	6,800	—
Amortization:
Proprietary software and purchased technology	—	(799)
Perpetual license	—	—
Patents	—	(390)

ICD patent technology (unamortized)	450	—
Trade name (unamortized)	1,000	5,302
	$8,250	$11,379

The following table discloses reported net loss and the adjusted net loss that would have been reported assuming that SFAS No. 142 were to have been effective for all reported periods.

	Ten Months Ended October 31,		Year Ended December 31,
(In thousands, except for per share amounts)	2002	2001	2001	2000
Net income (loss), as reported	$(1,579)	$(5,082)	$(6,526)	$4,403
Add back amortization:
Goodwill	—	31	37	37
Trade name	—	251	301	275
Assembled workforce	—	266	319	259
Net income (loss), as adjusted	$(1,579)	$(4,534)	$(5,869)	$4,974

Earnings per share, basic and diluted:	$(0.44)	$(1.45)	$(1.86)	$1.22
Net income (loss) per share, as reported
Add back amortization:
Goodwill	—	0.01	0.01	0.01
Trade name	—	0.07	0.09	0.08
Assembled workforce	—	0.08	0.09	0.07
Net income (loss) per share, as adjusted	$(0.44)	$(1.29)	$(1.67)	$1.38

Amortization expense for the ten months ended October 31, 2002 and 2001 was $636,000 and $1,016,000, respectively.  Amortization expense was $1,191,000 and $1,226,000 for the years ended December 31, 2001and 2000, respectively.

The revalued intangible assets for the Successor Company will be amortized using the straight-line method over the estimated useful lives of the assets that range from seven to ten years.  Estimated amortization expense for the Successor Company for each of the succeeding fiscal years based on the revalued intangible assets as of October 31, 2002 is as follows:

(In thousands)	Successor Company Amortization
2003	$779
2004	779
2005	779
2006	779
2007	779
Thereafter	2,905
$6,800

(9)                                 Other Assets

Other assets at December 31, 2001 consisted of unamortized debt issuance costs associated with the 7-½ % Senior Convertible Notes due April 2003.  The debt issuance costs became fully amortized in April 2002.

(10)                          Long-Term Debt

On April 14, 1998, the Company completed a private placement of $22,150,000 principal amount of 7-½ % Senior Convertible Notes due April 2003 (the “Notes”), which resulted in net proceeds to the Company of approximately $20 million.  The Notes were issued pursuant to an Indenture between the Company and U.S. Bank National Association.  Interest on the Notes was payable semi-annually on April 15 and October 15 of each year.  The Notes were convertible into common stock prior to maturity, unless previously redeemed, and had a conversion price of $15.258.

Under the Plan of Reorganization that became effective on October 25, 2002, all of the $20,198,000 in outstanding Notes plus accrued interest of $1,017,000 was converted into common stock of the Company.  Immediately after the conversion, the noteholders as a group owned 95% of the Company’s outstanding stock.  See Note 2, “Reorganization.”

(11)                          Shareholders’ Equity

Common Stock and Warrants

As of June 17, 2002, the date the petition was filed with the Court, there were 3,594,627 shares of the Company’s Old Common Stock issued and outstanding.  As a result of the Plan, all of the Company’s Old Common Stock was canceled and all options and warrants to purchase the Company’s Old Common Stock existing as of the petition date were canceled.  To effectuate the Plan, the Company issued 3,594,627 shares of Replacement Common Stock in replacement of the Old Common Stock.

Under the Plan, each holder of the Company’s Notes and each holder of certain other unsecured claims received such holder’s pro rata share of 95% of the Replacement Common Stock.  Each holder of the Company’s Old Common Stock received a pro rata share of 5% of the Replacement Common Stock and one common stock purchase warrant for each share of Replacement Common Stock (the “New Warrants”).  For each 20 shares of Old Common Stock owned prior to the Plan confirmation date, shareholders received one share of Replacement Common Stock and one New Warrant to purchase one share of Replacement Common Stock.  The New Warrants expire on October 31, 2007 and are subject to redemption by the Company under certain circumstances.  The exercise price of the New Warrants is $7.79 per share.  At October 31, 2002, there are 179,731 New Warrants outstanding.

Stock Options

Under the Plan, all options and warrants to purchase the Company’s Old Common Stock existing as of the petition date were canceled.  At October 31, 2002, there are no options to purchase the Company’s Replacement Common Stock outstanding.

The Plan also authorized the Angeion Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”).  The Company has reserved 600,000 shares of its Replacement Common Stock for issuance upon exercise of stock options to be issued to employees under the 2002 Stock Option Plan.  However, the 2002 Stock Option Plan provides that options to purchase no more than 359,463 shares of the Company’s Replacement Common Stock may be issued in the first two years after the confirmation of the Plan without approval of the Designee of the Creditors Committee.  No options have been granted under the 2002 Stock Option Plan.

The 2002 Stock Option Plan provides that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than 100% of the fair market value of the stock at date of grant.  All options expire no later than ten years from date of grant.  A summary of the status of the Company’s 2002 Stock Option Plan and previous stock option plans as of October 31, 2002 and December 31, 2001 and the changes during the periods ended on those dates is presented below:

	Shares	Weighted Average Price
Outstanding at December 31, 2000	345,327	$3.54
Granted	354,726	0.94
Exercised	—	—
Expired or canceled	(21,427)	7.20

Outstanding at December 31, 2001	678,626	2.06
Granted	—	—
Exercised	—	—
Expired or canceled	(678,626)	2.06

Outstanding at October 31, 2002	—	$—

During the ten months ended October 31, 2002 and the year ended December 31, 2001, the Company did not grant any stock options outside the Plans.

Pro Forma Option Information

The Company applies APB No. 25, Accounting for Stock Issued to Employees, in accounting for the compensation costs of employee stock options.  Had the Company determined compensation costs based on the fair value at the date of grant for options granted, the Company’s net loss would have been increased to the pro forma amounts indicated in the following table.

(In thousands, except per share amounts)	Ten Months Ended October 31, 2002	Year Ended December 31, 2001
Net loss:
As reported	$(1,579)	$(6,526)
Pro forma	(1,732)	(6,823)
Net loss per share
As reported	(0.44)	(1.86)
Pro forma	$(0.48)	$(1.94)

The estimated per share weighted-average fair value of all stock options granted during the year ended December 31, 2001 was $0.92 as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the respective periods:

Year Ended December 31, 2001
Risk-free interest rate	4.75%
Expected volatility factor	1.75
Expected dividend	—
Expected option term	7 years

Restricted Stock Grants

During 2001, the Company issued 51,426 shares of restricted stock to the non-employee directors of the Company in lieu of cash compensation under the Company’s 1994 Non-Employee Director Plan.  The value of the restricted stock was established by determining the mean of the high and low market prices for 20 trading days prior to the grant date.  During the year ended December 31, 2001, the value of restricted stock grants made to non-employee directors amounted to $72,000.  There were no restricted stock grants made during the ten months ended October 31, 2002.

(12)                          Leases

The Company leases office and manufacturing space, and various office accessories.  The building lease for the Company’s present office expires in June 2004, at which time the Company has an option to renew the lease for an additional two years.  The Company has the option to purchase the building at the end of each lease expiration period for the building’s fair market value.  Lease expenses were $297,000 for the ten months ended October 31, 2002 and $378,000 for the year ended December 31, 2001.

Bankruptcy law empowers a debtor-in-possession to assume or reject executory contracts and unexpired leases and limits the amount that a landlord may claim.  The Company previously leased space in Brooklyn Park, Minnesota that served as office, manufacturing and warehouse space for its discontinued ICD business.  In May 2000, the Company entered into an agreement that terminated its future rental obligations for approximately 64% of its Brooklyn Park space in exchange for a payment of $476,000.  In early 2002, the Company signed a sublease with CHF Solutions, Inc. for the balance of the leased Brooklyn Park building.  The Company negotiated an amendment with the landlord and CHF Solutions, Inc. to the lease that requires the Company to continue making lease payments subsequent to its filing of the Chapter 11 petition through June 2003, and releases the Company from all other obligations.  The Bankruptcy Court approved this amendment on August 21, 2002.  As a result, the Company recognized a $292,000 gain in the third quarter of 2002 by decreasing its liability for future rental obligations.  The gain is included in reorganization items.

At December 31, 2001, the Company had accrued $627,000 for the associated real estate commission and future rent expense that would not be recovered.  Rent expense for office and production space used in the discontinued ICD business was approximately $258,000 for the ten months ended October 31, 2002 and $297,000 for the year ended December 31, 2001.

Future minimum lease payments under operating leases in effect at October 31, 2002 are as follows:

		Discontinued Operations
(in thousands) Year ended October 31,	Continuing Operations	Lease payments	Sublease income
2003	$326	$148	$(71)
2004	212	—	—
2005	5	—	—
2006	4	—	—
2007	4	—	—
Thereafter	4	—	—
	$555	$148	$(71)

(13)                          Income Taxes

The Company has a federal net operating loss carry-forward at October 31, 2002 of approximately $127,727,000, which is available to reduce income taxes payable in future years.  If not used, this carry-forward will expire in years 2004 through 2022.  In addition, the Company has general business tax credit carry forwards of approximately $1,186,000 which are available to reduce future Federal regular income taxes, if any.  If not used, these carry forwards will expire in years 2004 through 2014.  Under the Tax Reform Act of 1986, the utilization of these tax loss and tax credit carry-forwards may be limited as a result of significant changes in ownership.

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

The actual tax expense attributable to income from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the net loss as follows:

	Ten Months Ended October 31, 2002	Year Ended December 31, 2001
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net	0.0	0.0
Bankruptcy reorganization	114.0	0.0
Amortization of intangibles	0.0	5.2
Miscellaneous	(4.3)	0.3
Change in valuation allowance	(81.2)	28.5
Effective income taxes	(5.5)%	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred taxes are presented below:

(In thousands)	Ten Months Ended October 31, 2002	Year Ended December 31, 2001
Net operating loss carry-forwards	$50,070	$51,352
Intangible assets	(2,128)	(3,538)
General business tax credits	1,186	1,186
Other	(122)	1,371
Net deferred tax assets	49,006	50,371
Less valuation allowance	(49,006)	(50,371)
Deferred income taxes	$0	$0

The valuation allowance for deferred tax assets as of October 31, 2002 was $49,006,000 and as of December 31, 2001 was $50,371,000.  The total valuation allowance for the ten months ended October 31, 2002 decreased by $1,365,000 while the valuation allowance increased by $3,008,000 for the year ended December 31, 2001.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

(14)                          Employee Benefit Plans

401(k) Savings Plan

Substantially all employees are eligible to participate in the 401(k) Savings Plan (“Savings Plan”).  Employees may make pre-tax voluntary contributions to their individual accounts up to a maximum of 17% of their aggregate compensation, but not more than currently allowable Internal Revenue Service limitations.  The Savings Plan permits matching and discretionary employer contributions.  The Company matches 1% of up to 4% of an employee’s annual compensation.  Additionally, the Company instituted an additional match if certain profit objectives were achieved.  Company contributions to the Savings Plan were $39,000 for the ten months ended October 31, 2002 and $49,000 for the year ended December 31, 2001.  Employee participants in the Savings Plan allocate their account balances among 12 different funds available through the Custodian.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“Stock Plan”) that is available to substantially all employees.  The Stock Plan was terminated under the Company’s filing of the Chapter 11 bankruptcy action.  Terms of the Stock Plan provided that participating employees may purchase the Company’s common stock on a voluntary after tax basis.  Employees could purchase the Company’s common stock at a price equal to the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period.  The Company did not issue any shares during the ten months ended October 31, 2002 but issued 61,617 shares of common stock pursuant to the Stock Plan during the year ended December 31, 2001.

In November 2002, the Company’s Board of Directors adopted the Angeion Corporation 2003 Employee Stock Purchase Plan and authorized the issuance of 50,000 shares under the Plan.  The new Plan is subject to shareholder approval at the 2003 Annual Meeting of Shareholders.

(15)                          Reporting Comprehensive Income

The Company’s net loss and comprehensive loss are substantially equivalent and are not presented separately because components of comprehensive income consist only of an immaterial foreign currency translation adjustment in 2001.

(16)                          Segment Reporting

The Company operates in a single industry segment, medical products.  For management purposes, the Company is segmented into two geographic areas.  Net sales for these areas are shown in the following table.

(In thousands)	Ten Months Ended October 31, 2002	Year Ended December 31, 2001
Revenues from unaffiliated customers
United States	$11,178	$13,083
Foreign countries	2,224	3,583
	$13,402	$16,666

Substantially all of the Company’s long-lived assets are located at the Company’s facilities in the United States.

(17)                          Discontinued Operations

Overview

During March 2000, the Company announced its decision to discontinue the development, manufacture and distribution of medical devices that treat irregular heartbeats (arrhythmias), products known as implantable cardioverter defibrillator (“ICD”) systems.  Accordingly, the ICD business is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown reflect discontinued operations accounting.  Operating results of the discontinued ICD business are summarized as follows:

(In thousands)	Year Ended December 31, 2001
Revenues	$—

Loss from discontinued operations	$(707)

Lease

The Company was obligated under a lease for approximately 29,000 square feet of office and manufacturing space located in Plymouth/Brooklyn Park, Minnesota.  The Company negotiated an amendment to the lease that requires the Company to continue making lease payments subsequent to its filing of the Chapter 11 petition through June 2003, and releases the Company from all other obligations.  The Bankruptcy Court approved this amendment on August 21, 2002.  The Company’s future rental payments aggregate $148,000 while the sublessor is obligated to the Company for future rental income aggregating $71,000 through June 30, 2003.  See Note 12, Leases.

Contingencies

In a previous agreement with ELA Medical, the Company retained potential product liability obligations from patients and agreed to maintain product liability insurance through May 10, 2004 with limits of liability at least as high as those previously in place, subject to availability on commercially reasonable terms.  In addition, the Company transferred operating responsibilities for its 2020 Series ICD’s to ELA Medical on May 11, 1999.

In June 2002, ELA Medical advised the Company that that some of the ICD’s formerly manufactured by Angeion were experiencing premature battery depletion.  Angeion advised the attending physicians of the patients with these ICD’s of the problems and a recommended procedure to determine what action is required.  As part of the May 1999 agreement between ELA and Angeion in which Angeion withdrew from a joint venture with ELA, ELA is responsible for the warranty coverage, technical service, and regulatory compliance service for these ICDs.  Angeion remains responsible for Third Party Claims relating to these ICDs made on behalf of a patient (i.e. product liability claims).  Angeion believes that if any such claims are made, it has adequate product liability insurance to cover them.

(18)                          License for Proprietary Technology

On September 19, 2002, the Company entered into a Settlement and License Agreement (“Settlement Agreement”) with Biotronik, Inc. (“Biotronik”) pursuant to which the Company granted to Biotronik a perpetual, non-exclusive license to use the Company’s cardiac stimulation technology.  In return, Biotronik agreed to make a one-time cash payment of $4,000,000.  As a result, the Company recorded license revenue of $2,900,000 relating to the Settlement Agreement, which is net of the related transaction expenses of $1,100,000.

(19)                          Royalty Commitments

In March 2000, the Company agreed to pay royalties to AeroSport, Inc. for net sales of products covered by AeroSport’s patented technology.  The royalties are to be 5% of net sales subject to a minimum royalty of $100,000 per calendar year until December 31, 2006.  The aggregate amount of royalties is limited to $850,000 with a minimum of $700,000.  The Company incurred $83,000 and $100,000, respectively, in royalty expenses for the ten months ended October 31, 2002 and the year ended December 31, 2001 related to this commitment.

On March 4, 2002, the Company completed a revision of its agreement with INTERXVENTUSA, a Georgia corporation engaged in the business of developing and delivering risk assessment and lifestyle management materials and services to patients for improved cardio-vascular health.  The Company modified the agreement such that it obtained a perpetual license to use certain INTERXVENTUSA intellectual property as part of a custom developed private label product that is a web enabled self-help lifestyle management program.  In addition, the Company agreed to make royalty payments of 15% on all amounts received for the program with a $5.00 per participant minimum applicable to each consumer.  The Company plans to market this new product under the New Leaf brand and make it available to all New Leaf Personal Exercise System delivery sites.  There have been no royalty expenses incurred under this agreement.

(20)                          Litigation

The Company is also subject to certain claims and lawsuits that have been filed in the ordinary course of business.  In addition, the Company initiates lawsuits from time to time in an effort to seek collection of amounts due from customers and/or vendors.  It is management’s opinion that the settlement of all litigation arising in the ordinary course of business would not have a material effect on the financial position, results of operations or liquidity of the Company.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information About Directors

The following table sets forth certain information regarding the Company’s directors as of January 22, 2003.

Name of Director

Age

Principal Occupation

Director Since

Arnold A. Angeloni	60	President of Gateway Alliance, LLC	1990

Richard E. Jahnke	54	President and Chief Executive Officer of the Company	2000

John C. Penn	62	Vice Chairman and Chief Executive Officer Satellite Industries, Inc. and Satellite Shelters, Inc.	2000

Jeffrey T Schmitz	39	Senior Financial Analyst, Deephaven Capital Management	2002

Other Information About Directors

Arnold A. Angeloni is currently President of Gateway Alliance II, a consulting firm for start-up ventures.  Prior to co-founding Gateway in 1996, Mr. Angeloni held various senior executive positions with Deluxe Corporation, a publicly held printing and financial services company.  Over his 30-year career with Deluxe, Mr. Angeloni served as President of the $1.2 billion Check Printing Division and a President of the $400 million Business Systems Division.

Richard E. Jahnke has served as the Company’s President and Chief Executive Officer since January 2000.  Since August 1998, Mr. Jahnke has also served as the President and Chief Executive Officer of Medical Graphics.  From 1993 to March 1998, Mr. Jahnke served as President and Chief Operating Officer of CNS, Inc., a consumer health care products company.  From 1991 to 1993, he was Executive Vice President and Chief Operating Officer of Lemna Corporation, which manufacturers and sells waste water treatment systems.  From 1986 to 1991, Mr. Jahnke was general manager of the government operations division of ADC Telecommunications, an electronic communications systems manufacturer.  From 1982 to 1986, he was Director of Marketing and Business and Technical Development at BMC Industries, Inc.  From 1972 to 1982, he held various positions of increasing responsibility in engineering, sales and marketing management at 3M Company.  Mr. Jahnke serves on the board of directors of Compac Technologies, Inc. (formerly Rehabilicare, Inc.), and The Science Museum of Minnesota.

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

Jeffrey T. Schmitz has over 15 years of financial management experience between the commercial banking and asset management fields.  Since February 1999, Mr. Schmitz has been a senior financial analyst at Deephaven Capital Management, a market neutral investment fund.  Prior to that, he worked for Cargill Financial Services, Inc. from 1996 to 1998.  Mr. Schmitz is a Chartered Financial Analyst (CFA).

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is biographical and other information on the executive officers of the Company.  Mr. Jahnke’s biographical information is set forth above under “Information About Directors.”

Name of officer

Age

Title

Richard E. Jahnke	54	President and Chief Executive Officer

Dale H. Johnson	58	Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal period ended October 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Loews Corporation, which became a ten percent beneficial owner of the Company's common stock as a result of the effectiveness of the Company's Plan of Reorganization, was late in filing its Initial Statement of Beneficial Ownership of Securities Form 3.

Item 10.  Executive Compensation.

Summary of Cash and Certain Other Compensation.  The following table sets forth the cash and non-cash compensation for the ten months ended October 31, 2002 and the years ended December 31, 2001 and 2000 earned by, or awarded to Mr. Jahnke who served as the Chief Executive Officer of the Company in fiscal period ended October 31, 2002 and the only other executive officer of the Company whose total cash compensation exceeds $100,000 (“Named Executive Officers”) in 2002.

							Long Term Compensation
Name and Principal Position	Period/ Year	Annual Compensation					Restricted Stock Award ($)	Securities Underlying Options (#)	All Other Compensation (1)
		Salary	Bonus		Other Annual Compensation

Richard E. Jahnke	2002	$230,323	$—		$—		$—	—	$6,092
President and	2001	265,000	—		—		—	80,000	7,200
Chief Executive Officer	2000	265,000	75,000	(2)	42,280	(3)	45,620	-	7,200

Dale H. Johnson	2002	100,269	—		—		—	—	—
Chief Financial	2001	117,558	—		—		—	27,000	—
Officer	2000	112,577	21,125	(2)	—		—	15,000	—

(1)                                  The amounts represent an automobile allowance paid by the Company.

(2)                                  The bonus paid in 2000 was earned under a 1999 incentive plan associated with Medical Graphics Corporation prior to its acquisition by the Company.

(3)                                  Amount represents payment for the tax liability associated with Mr. Jahnke’s restricted stock award.

Grants of Stock Options

On October 25, 2002, the effective date of the Plan of Reorganization, the Company was deemed to have adopted the Angeion Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”).  Under the terms of the 2002 Stock Option Plan, the Company will distribute Options to purchase Replacement Common Stock.  The 2002 Stock Option Plan authorizes issuance of up to 600,000 shares of Replacement Common Stock, but provides that options to purchase no more than 359,463 shares may be issued during the two (2) years after October 24, 2002 without the approval of the Reorganized Board of Directors, including the board representatives of the Unsecured Creditors Committee.  To date, there have been no grants of stock options under the 2002 Stock Option Plan.  Accordingly, the following table provides information concerning grants of options to purchase the Company’s common stock made during the ten months ended October 31, 2002 to the Named Executive Officers.

Individual Grants
Name	Number of Securities Underlying Options Granted (#) (1)	% Of Total Options Granted to Employees in 2002	Exercise Price Per Share ($/share)	Expiration Date

Richard E. Jahnke	—	—	—	—

Dale H. Johnson	—	—	—	—

Exercises of Stock Options and Year-End Option Values

Under the Plan of Reorganization, all warrants and options to purchase the Company’s Old Common Stock existing as of June 17, 2002 were canceled effective October 25, 2002.  Since all previous warrants and options have been canceled and there have been no new grants of options to purchase common stock, there are no warrants or options to purchase the Company’s common stock outstanding at October 31, 2002.  Accordingly, the following table provides information concerning option exercises during 2002 and the exercisable and unexercisable value of options held by the Named Executive Officers as of October 31, 2002.

Name	Shares acquired on exercise	Value Realized	Number of Securities Underlying Unexercised Options at October 31, 2002 (#)		Value of Unexercised In- the-money Options at October 31, 2002 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Richard E. Jahnke	—	—	—	—	—	—

Dale H. Johnson	—	—	—	—	—	—

Compensation of Directors

Directors of the Company receive no cash compensation from the Company, other than reimbursement of out-of-pocket expenses, for their services as members of the Board of Directors.

Under the terms of the Company’s 1994 Non-Employee Director Plan, as amended, (“Director Plan”), non-employee directors of the Company automatically receive an annual grant of shares of common stock equal to $24,000, as determined by the fair market value of one share of common stock on the date of grant (a “Director Stock Award”), and an annual grant of an option to purchase 3,000 shares of common stock (a “Director Option”) on the date of each Annual Meeting of Shareholders upon their election or re-election, as the case may be, as a non-employee director of the Company.  Under the Plan, however, if the annual meeting has not been scheduled by May 31, an Award will be granted as of May 31 to each non-employee director serving on that date.

There were no cash payments, grants of common stock or options to purchase common stock made to non-employee directors of the Company during the ten months ended October 31, 2002 and  the Director Plan was terminated under the Plan of Reorganization.  The Company has not yet finalized its compensation for directors for fiscal year 2003.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of January 22, 2002 concerning the beneficial ownership of the common stock of the Company by (i) the only shareholders known by the Company to own more than five percent of the common stock of the Company, (ii) each director of the Company, (iii) each officer listed in the Summary Compensation Table (“Named Executive Officers”) and each current executive officer, and (iv) all executive officers and directors of the Company as a group.

Name of Beneficial Owner

Shares of Common Stock(1)

Shares Acquirable within 60 days

Total

Percentage

Deephaven Capital Management, LLC(2) 130 Cheshire Lane Minnetonka, MN 55305	758,658	—	758,658	21.1%

Lowes Corporation(3) 667 Madison Avenue New York, New York 10021	421,665	—	421,665	11.7%

CCF Partners II, LLC 9465 Wilshire Boulevard Beverly Hills, CA 90212	337,332	—	337,332	9.4%

Cincinnati Financial Corp 6200 S. Gilmore Road Fairfield, OH 45014	252,999	—	252,999	7.0%

Arnold A. Angeloni	1,816	—	1,816	*

Richard E. Jahnke	1,010	—	1,010	*

Dale H. Johnson	—	—	—	—

John C. Penn	1,105	—	1,105	*

Jeffrey T. Schmitz(2)	—	—	—	—

All executive officers and directors as a group (5 persons)	762,589	—	762,589	21.2

* Indicates ownership of less than one percent.

(1)                                  Except as noted, all shares beneficially owned by each person as of the record date were owned of record, and each person had sole voting power and sole investment power for all such shares beneficially held.  The Company had no options or warrants outstanding as of January 22, 2003.

(2)                                  Based on a Schedule 13G dated October 31, 2002, and filed with the SEC.  For purposes of this table, Mr. Schmitz is deemed to have voting and dispositive power over the 758,658 shares controlled by Deephaven Capital Management, LLC.  Mr. Schmitz is a senior financial analyst at Deephaven Capital Management, LLC and is the current designee of the Creditors’ Committee.  Mr. Schmitz disclaims any beneficial ownership in the shares controlled by Deephaven.

(3)                                  Based on a Schedule 13G dated November 22, 2002, and filed with the SEC.

Item 12.  Certain Relationships and Related Transactions.

None.

Item 13.  Exhibits and Reports on Form 8-K.

(a) 1. Financial Statements of Registrant

The following financial statements of Angeion Corporation and subsidiaries are set forth in Item 8 of this Form 10-KSB:

Consolidated Balance Sheets as of October 31, 2002 and December 31, 2001.

Consolidated Statements of Operations for the ten months ended October 31, 2002 and year ended December 31, 2001.

Consolidated Statements of Shareholders’ Equity for the ten months ended October 31, 2002 and year ended December 31, 2001.

Consolidated Statements of Cash Flow for the ten months ended October 31, 2002 and year ended December 31, 2001.

Notes to Consolidated Financial Statements.

(a) 2. Financial Statement Schedules

Independent Auditors' Report on Schedule

Schedule II — Valuation and Qualifying Accounts

2. Exhibits

3.1                                 Angeion Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 contained in the Company’s Registration Statement on Form 8-A as filed on October 25, 2002).

3.2                                 Angeion Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 contained in the Company’s Registration Statement on Form 8-A (File No. 001-13543) filed on October 25, 2002).

4.1                                 Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 contained in the Company’s Registration Statement on Form 8-A (File No. 001-13543) filed on October 25, 2002).

4.2                                 Form of the Company’s Warrant Certificate (incorporated by reference to Exhibit 4.2 contained in the Company’s Registration Statement on Form 8-A (File No. 001-13543) filed on October 25, 2002).

4.3                                 Warrant Agreement dated October 25, 2002, between Angeion Corporation and Wells Fargo Minnesota, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.3 contained in the Company’s Registration Statement on Form 8-A (File No. 001-13543) filed on October 25, 2002).

10.1                           *Angeion Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 4.1 contained in the Company’s Registration Statement on Form S-8 (File No. 333-102168) filed on December 23, 2002).

10.2                           *Angeion Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 contained in the Company’s Registration Statement on Form S-8 (File No. 333-102171) filed on December 23, 2002).

10.4                           *Angeion Form of Change in Control Agreement (incorporated by reference to Exhibit 10.25 contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 1997).

10.5                           *Employment Agreement dated December 21, 1999 between Angeion and Richard E. Jahnke (incorporated by reference to Exhibit 10.10 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9899)).

10.6.1                  Seventh Amendment to Lease for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10(b) contained in Medical Graphics Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 1994 (File No. 0-9899)).

10.6.2                  Eighth Amendment to Lease for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10.12 contained in Medical Graphics Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-9899)).

22.1                           List of Subsidiaries.

23.1                           Independent Auditors’ Consent of KPMG LLP.

99.1                           Certificate pursuant to 18 U.S.C. § 1350

*                                         Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b) Reports on Form 8-K

On October 31, 2002, the Company filed a Report on Form 8-K dated October 24, 2002 reporting on Item 3, Bankruptcy or Receivership, and Item 5, other events.  The Company reported that the United States Bankruptcy Court for the District of Minnesota had entered an order on October 24, 2002 confirming a Joint Modified Plan of Reorganization dated September 4, 2002.  The Plan was effective as of October 25, 2002, the first business day after the date of confirmation.  The Company also filed unaudited pro forma financial statements dated as of September 30, 2002.

Item 14.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Richard E. Jahnke, and Chief Financial Officer, Dale H. Johnson, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report.  Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-KSB.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

January 29, 2003
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

Signature	Title

/s/ Richard E. Jahnke	President, Chief Executive Officer
Richard E. Jahnke	(Principal Executive Officer)

/s/ Dale H. Johnson	Chief Financial Officer
Dale H. Johnson	(Principal Financial and Accounting Officer)

/s/ Arnold A. Angeloni	Director
Arnold A. Angeloni

/s/ John C. Penn	Director
John C. Penn

/s/ Jeffrey T. Schmitz	Director
Jeffrey T. Schmitz

CERTIFICATIONS

I, Richard E. Jahnke, certify that:

1.                                       I have reviewed this annual report on Form 10-KSB of Angeion Corporation;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003	/s/ Richard E. Jahnke
President and Chief Executive Officer

I, Dale H. Johnson, certify that:

1.                                       I have reviewed this annual report on Form 10-KSB of Angeion Corporation;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003	/s/ Dale H. Johnson
Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors

Angeion Corporation:

Under the date of December 20, 2002, we reported on the consolidated balance sheets of Angeion Corporation and subsidiaries as of October 31, 2002 (successor company) and December 31, 2001 (predecessor company) and the related statements of operations, cash flows, and shareholders’ equity for the ten months ended October 31, 2002 and the year ended December 31, 2001.  Our report refers to the Company's adoption of the provisions of Statement of Position 90-7 for fresh-start reporting on October 31, 2002 and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.  In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
January 27, 2003

ANGEION CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts
Ten Months Ended October 31, 2002 and Years Ended December 31, 2001 and 2000
(In Thousands)

Description	Balance at Beginning of Year	Additions	Deletions	Balance at End of Year
Ten Months ended October 31, 2002
Allowance for doubtful accounts	$244	$100	$(32)	$312
Inventory obsolescence reserve	539	222	(677)	84

Year ended December 31, 2001
Allowance for doubtful accounts	153	120	(29)	244
Inventory obsolescence reserve	488	310	(259)	539

Year ended December 31, 2000
Allowance for doubtful accounts	100	120	(67)	153
Inventory obsolescence reserve	29	712	(253)	488