Form 10QSB
period 2003-01-31
ANGEION CORP/MN
filed 2003-03-17
CIK 815093

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2003

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

Yes     ☒     No     ☐

The Company had 3,594,433 shares of common stock, $0.10 par value, outstanding as of March 11, 2003.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2003 and October 31, 2002

(in thousands except share and per share data)

	Successor Company
	January 31, 2003	October 31, 2002
Assets
Current assets:
Cash and cash equivalents	$4,132	$4,434
Accounts receivable, net of allowance for doubtful accounts of $342 and $312, respectively	2,985	2,687
Inventories	3,206	3,470
Prepaid expenses and other current assets	226	123
Total current assets	10,549	10,714

Property and equipment, net	2,005	2,164
Intangible assets, net	8,055	8,250
	$20,609	$21,128

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$992	$964
Employee compensation	640	439
Deferred income	919	811
Warranty reserve	119	111
Other liabilities and accrued expenses	657	897
Total current liabilities	3,327	3,222

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding 3,594,627 shares	359	359
Additional paid-in capital	17,547	17,547
Accumulated deficit	(624)	—
Total shareholders’ equity	17,282	17,906
	$20,609	$21,128

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Successor Company	Predecessor Company
	Three Months Ended January 31,
	2003	2002
Revenues
Equipment and supply sales	$3,941	$3,723
Service revenue	729	700
	4,670	4,423
Cost of goods sold
Cost of equipment and supplies	2,542	2,402
Cost of service revenue	187	104
	2,729	2,506

Gross margin	1,941	1,917

Operating expenses:
Selling and marketing	1,490	1,472
General and administrative	548	659
Research and development	342	392
Amortization of intangibles	195	235
	2,575	2,758

Operating loss	(634)	(841)

Other income (expense):
Interest income	10	6
Interest expense	—	(510)

Loss before taxes	(624)	(1,345)

Provision (benefit) for taxes	—	—

Loss from continuing operations	(624)	(1,345)

Loss from discontinued operations	—	(678)

Net loss	$(624)	$(2,023)

Net loss per share — basic and diluted
Continuing operations	$(0.17)	$(0.38)
Discontinued operations	—	(0.19)
Net loss	$(0.17)	$(0.57)

Weighted average common shares outstanding
Basic and diluted	3,594	3,569

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Successor Company	Predecessor Company
	Three Months Ended January 31,
	2003	2002
Cash Flows From Operating Activities:
Net loss	$(624)	$(2,023)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Loss from discontinued operations	—	678
Depreciation and amortization	366	394
Changes in operating assets and liabilities:
Accounts receivable	(298)	79
Inventories	264	(160)
Prepaid expenses and other current assets	(103)	520
Accounts payable	28	137
Employee compensation	201	(99)
Deferred income	108	(7)
Warranty reserve	8	(45)
Other liabilities and accrued expenses	(240)	306
Net cash provided by (used in) continuing operations	(290)	(220)
Net cash used in discontinued operations	—	(186)
Net cash provided by (used in) operating activities	(290)	(406)

Cash Flows From Investing Activities:
Purchase of property and equipment	(12)	(58)
Investment in proprietary software	—	(236)
Net cash used in continuing operations	(12)	(294)
Net cash provided by discontinued operations	—	11
Net cash used in investing activities	(12)	(283)

Cash Flows From Financing Activities:
Proceeds from stock transactions	—	21
Net cash provided by financing activities	—	21

Net decrease in cash and cash equivalents	(302)	(668)

Cash and cash equivalents at beginning of period	4,434	2,019

Cash and cash equivalents at end of period	$4,132	$1,351

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2003

(Unaudited)

1.                                      Basis of Presentation

The consolidated balance sheet as of January 31, 2003, the consolidated statements of operations and cash flows for the three months ended January 31, 2003 and 2002, and the related information presented in these notes have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B, without audit.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The consolidated balance sheet at October 31, 2002 was derived from the audited consolidated financial statements as of that date.  Operating results for the three months ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.  For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-KSB for the transition period ended October 31, 2002.

During March 2000, Angeion Corporation discontinued its historical business, the research, development, manufacturing and marketing of implantable cardioverter defibrillators (“ICD”).  Consequently, the accompanying consolidated statements of operations present all activities of the ICD business as discontinued operations.  Although the last sales of ICD products were made during the second quarter of 2000, the Company continues to pursue the license or transfer of its ICD technology.

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three months ended January 31, 2003 and 2002, comprehensive loss for Angeion Corporation was equivalent to net loss as reported.

2.                                      Reorganization

Reorganization Under Chapter 11.  On June 17, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota, Third Division (the “Court”) under case number 02-32260.  The filing was done jointly with the holders of the Company’s 7 1/2% Senior Convertible Notes due April 2003 (“Notes”) and included a jointly submitted Plan of Reorganization (the “Plan”).  The transaction was implemented as a Chapter 11 Bankruptcy filing for the purpose of enabling the Company and the noteholders to accomplish the restructuring in a controlled manner and to enable the Company to retain a net operating loss carry forward of approximately $128 million out of the $133 million pre-bankruptcy net operating loss carry forward.  During the bankruptcy period, the Company continued to operate as debtor-in-possession.  As debtor-in-possession, the Company operated as an ongoing business, but could not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.  The Company’s subsidiary, Medical Graphics Corporation, was not part of the Chapter 11 filing and continued to transact business as usual during the bankruptcy period.

On October 24, 2002, the Court entered an order confirming the Joint Modified Plan of Reorganization dated September 4, 2002.  The Plan became effective October 25, 2002, the next business day.

As of June 17, 2002, the date the petition was filed with the Court, there were 3,594,627 shares of the Company’s common stock issued and outstanding (the “Old Common Stock”).  As a result of the Plan, all of the Company’s Old Common Stock was canceled and all options and warrants to purchase the Company’s Old Common Stock existing as of the petition date were canceled.  To effectuate the Plan, the Company issued a total of 3,594,433 shares of its common stock (i) upon conversion of the Notes and (ii) in replacement of the Old Common Stock (the “Replacement Common Stock”).  The difference between the 3,594,433 shares actually issued under the Plan and the 3,594,627 shares outstanding as of June 17, 2002 reflects a reduction of 194 shares representing fractional shares that were not issued under the Plan.

Under the Plan, each holder of the Company’s Notes and each holder of certain other unsecured claims received such holder’s pro rata share of 95% of the Replacement Common Stock.  Each holder of the Company’s Old Common Stock received a pro rata share of 5% of the Replacement Common Stock and one common stock purchase warrant for each share of Replacement Common Stock (the “New Warrants”).  For each 20 shares of Old Common Stock owned prior to the Plan confirmation date, shareholders received one share of Replacement Common Stock and one New Warrant to purchase one share of Replacement Common Stock at $7.79 per share.  The New Warrants expire on October 31, 2007, and are subject to redemption at the Company’s option for $.01 per Warrant at any time after January 1, 2004, provided that the closing price of the common stock exceeds $9.73 (subject to adjustment) for ten consecutive trading days after January 1, 2004 and during the term of the Warrants.

3.                                      Accounting Policies

Basis of Presentation.  The consolidated financial statements contained in this report reflect the accounting principles set forth in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).  This statement provides guidance for financial reporting by entities that have filed voluntary petitions for relief under and have reorganized in accordance with the bankruptcy code.  In accordance with fresh-start reporting, the reorganization value of the entity is to be determined and allocated to the entity’s assets in conformity with purchase accounting guidelines.  All assets and liabilities are to be recorded at their respective fair values.  Adopting fresh-start reporting results in a new reporting entity with no beginning retained earnings or deficit.  SOP 90-7 further states that fresh-start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in effect, those of a new entity.  Among other things, a black line is to be drawn in the financial statements to distinguish between the pre-reorganization entity (“Predecessor Company”) and the post-reorganization entity (“Successor Company”).  Consequently, after giving effect to reorganization and fresh-start adjustments, the financial statements of a Successor Company are deemed not comparable to those of a Predecessor Company.  For financial reporting purposes, the results of the Predecessor Company and the Successor Company cannot be combined.

Fresh-Start Reporting.  The effective date of the Company’s emergence from bankruptcy was October 25, 2002.  For accounting purposes, the Company adopted fresh-start reporting in accordance with SOP 90-7 as of October 31, 2002.  In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values.  An independent third-party appraiser determined the fair values of substantially all of the Company’s tangible and intangible assets.

All financial information prior to October 31, 2002 is presented as pertaining to the Predecessor Company while all financial information presented as of and after October 31, 2002 is presented as pertaining to the Successor Company.  Accordingly, the Consolidated Financial Statements present information pertaining to both the Predecessor Company and the Successor Company.  Tabular presentations in these Notes to Consolidated Financial Statements may include data pertaining to both the

Predecessor Company and the Successor Company.  Accordingly, a black line has been drawn in the financial statements to distinguish between the Predecessor Company and Successor Company.

Fiscal Year Change.  On November 13, 2002, the Company’s Board of Directors changed its fiscal year from December 31 to October 31 to coincide with customer buying patterns of the Medical Graphic’s medical equipment business and the New Leaf health and fitness product business.  The change also enables the Company to report its results in the future on a comparable basis as a result of the fresh start reporting that was required in conjunction with the Company’s emergence from Chapter 11 bankruptcy.

4.                                      Intangible Assets

As discussed in Note 3, “Accounting Policies,” the Company adopted fresh-start reporting as described in SOP 90-7 under which the Company’s assets are to be recorded at their respective fair value.  An independent third-party appraiser determined the fair values of the Company’s intangible assets as of October 31, 2002.  Accordingly, all intangible assets have been valued at fair value as of the date of fresh-start reporting, October 31, 2002.  Intangible assets as of January 31, 2003 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

Amortized developed technology	$7,250	$195	$7,055

Unamortized trade name	1,000	—	1,000
	$8,250	$195	$8,055

Amortization expense was $195,000 and $235,000 for the three months ended January 31, 2003 and 2002, respectively.  Amortization expense was $636,000 for the ten-month transition period ended October 31, 2002.  Intangible assets for the Predecessor Company were amortized using the straight-line method over the estimated useful lives of the assets that ranged from three to twelve years.  The revalued intangible assets for the Successor Company are being amortized using the straight-line method over the estimated useful lives of the assets that range from seven to ten years.  Estimated amortization expense for the remainder of fiscal year 2003 and for each of the succeeding years based on the intangible assets as of January 31, 2003 is as follows:

(In thousands)	Amortization
Nine months ending October 31, 2003	$629
2004	824
2005	824
2006	824
2007	824
Thereafter	3,130
$7,055

5.                                      Warranty Reserve

Sales of the Company’s systems are subject to a warranty.  System warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company adjusts the warranty reserve based on the number and type of systems that are subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of system.  System warranty expenses are evaluated and adjusted periodically.  Warranty provisions and expenses for the three months ended January 31, 2003 were as follows:

(In thousands)	Warranty Reserve
Balance October 31, 2002	$111
Warranty provisions	66
Warranty expenses	(58)
Balance January 31, 2003	$119

6.                                      Reclassifications

Certain amounts in Angeion’s financial statements for the three months ended January 31, 2002 have been reclassified to conform to the 2003 presentation.  These reclassifications had no effect on net loss or shareholders’ equity.

7.                                      Net Loss Per Share

Basic losses per share are computed by dividing net loss by the weighted average shares outstanding during the reporting period.  Diluted losses per share are computed similar to basic losses per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  There were no dilutive common shares outstanding for the three months ended January 31, 2003 and 2002.

8.                                      Other Information

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

9.                                      New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination

Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company will account for any restructuring activities initiated after December 31, 2002 under the provisions of SFAS No. 146.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company does not plan to change its method of accounting for stock-based employee compensation.  The Company will make the required interim disclosures effective with the quarter ending April 30, 2003.

Item 2.           Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate,” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially including the following: (i) the Company’s ability to successfully increase revenue from its New Leaf health and fitness products, (ii) the Company’s ability to develop, improve and update its cardiopulmonary diagnostic products, (iii) the Company’s ability to protect its intellectual property, (iv) potential product liability claims related to the Company’s medical products, (v) dependence upon third party vendors and (vi) the Company’s ability to maintain a bid price of $1.00 per share for its common stock to remain eligible for continued inclusion on Nasdaq as well as other factors not now anticipated.  Additional factors are set forth in the Section entitled “Certain Risk Factors” in Part I, Item 1, “Business” of the Company’s Form 10-KSB for the transition period ended October 31, 2002.  Various forward-looking statements have been made in this Quarterly Report on Form 10-QSB and may also be made in other Angeion reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents.  In addition, from time to time, the Company through its management may make oral forward-looking statements.  The Company undertakes no obligation to update any forward-looking statement.

Overview

Angeion Corporation is a medical products company that reported revenue of $13.4 million for the ten months ended October 31, 2002 and $16.7 million for the year ended December 31, 2001.  Domestic product sales and service revenues accounted for 83.4% of  revenue for the ten months ended October 31, 2002 while international product sales accounted for the remaining 16.6%.

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

The ten-month transition period ended October 31, 2002 was a difficult period for the Company, but also represented a period of significant change.  Through the Chapter 11 Bankruptcy, all of the Company’s Senior Convertible Notes due April 2003 were converted into common stock.  In addition, the Company received $2.9 million in cash under an agreement that granted a perpetual, non-exclusive license to use the Company’s cardiac stimulation technology to Biotronik.  As a result of these actions, the Company emerged from bankruptcy on October 25, 2002 with a strong balance sheet, no debt and over $4.4 million in cash.  For the first time in several years, management is now completely focused on running the cardiopulmonary diagnostic business as well as its new health and fitness products and services as opposed to the wind-down of its ICD business and all the financial issues associated with the debt that was incurred in April 1998.

The Company emerged from its Chapter 11 proceeding and adopted fresh-start reporting as of October 31, 2002.  In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values.  An independent third-party appraiser determined the fair values of substantially all of the Company’s tangible and intangible assets.  As a result of that appraisal, the Company (i) increased the net book value of property and equipment from $899,000 to $2,164,000, (ii) decreased the net book value of intangible assets from $10.1 million to $8.3 million, (iii) eliminated the $1.9 million value of goodwill, (iv) increased the value of inventory by $59,000, and (v) decreased the value of deferred income by $224,000.

The foregoing revaluation adjustments affect the Successor Company operating results in the following manner.  On an annual basis, they (i) increase depreciation expense by $37,000, (ii) increase amortization of intangibles by $50,000, (iii) decrease gross margins by $59,000 as current inventory is sold and (iv) decrease gross margins by $224,000 as deferred service contracts are recognized as income.

The Company’s financial statements after October 31, 2002 reflect a new reporting entity, the Successor Company, and are not directly comparable to the financial statements of prior periods.  The principal comparative differences between the three-month periods ended January 31, 2003 and 2002 relate to the impact of the changes in indebtedness and the revaluation of the Company’s assets and liabilities to reflect the reorganization value on October 31, 2002.  The changes primarily affect depreciation and amortization expense, gross margins and interest expense in the Company’s results of operations after October 31, 2002.  However, for purposes of comparative analysis, the following discussion of the operating results of the Company compares the operating results of the Successor Company with the operating results of the Predecessor Company for the three months ended January 31, 2003 and 2002, respectively.  The operations comprised of revenues, selling and marketing, general and administrative and research and development, of the Predecessor and Successor Companies were substantially similar and the comparison of those items is meaningful to understanding the business.

Results of Operations

Angeion Corporation recorded a net loss of $624,000 for the three months ended January 31, 2003 compared to a net loss of $2,023,000 for the same period in 2002.  The net loss for 2002 included a loss of $678,000 from discontinued operations as well as $510,000 of interest expense.

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

Total revenue increased by $247,000 or 5.6% to $4,670,000 from $4,423,000 for the three months ended January 31, 2003 and 2002, respectively.  Domestic product revenue increased by $347,000 or 12.0% to $3,236,000 in 2003 compared to $2,889,000 in 2002.  Internationally, product revenue decreased $129,000 or 15.5% to $705,000 in 2003 from $834,000 in 2002.  Service revenue increased by $29,000 or 4.1% to $729,000 in 2003 from $700,000 in 2002.

The momentum of improving domestic system orders continued through the first quarter of 2003.  Although customer interest in placing new system orders continues to improve, the Company believes that domestic customers are continuing to exercise caution in making capital expenditures due to the overall uncertainty of the United States economy.  Internationally, customer system orders remain sluggish.  European customers are delaying capital expenses unless there is a clear immediate need.  Latin America continues to suffer from very weak economies and devaluating currencies.  The service revenue increase reflects an increase in service contracts being written due to on-going emphasis on the sale of extended service contracts.  The Company continues to develop its New Leaf Personal Exercise products that are currently targeting weight-loss consumers through fitness clubs and other delivery sites.

Gross Margin

Gross margin percentage decreased to 41.6% of revenue for the three months ended January 31, 2003 compared to 43.3% for the same period in 2002.  The 2003 gross margin percentage was negatively affected by the fresh start accounting rules that required the Company to write up its inventory to fair market value at October 31, 2002, rather than carrying the inventory at the lower of cost or market.  As a result, the Company increased the carrying value of its inventory by $59,000 at October 31, 2002.  In addition, the Company was required to record the direct and incremental cost of fulfilling its obligations associated with customer service contracts existing at October 31, 2002.  Consequently, deferred income was reduced by $224,000 at October 31, 2002.

As the Company’s inventory and deferred income turn during fiscal year 2003, the fresh start adjustments for these assets will affect the Company gross margin negatively.  The impact of the October 31, 2002 fresh-start accounting adjustments resulted in a $134,000 decrease in gross margin and caused a reduction of 2.8% in gross margin percentage during the first quarter of 2003.  Consequently, without these adjustments, the underlying first quarter 2003 gross margin rate would have been 44.4% or 1.1% better than the comparable rate for 2002.  Gross margins will continue to be negatively affected by the October 31, 2002 fresh start accounting adjustments by a total of $149,000 for the remainder of 2003.  The fresh start accounting adjustments had no impact, however, on the Company’s cash flow.

Selling and Marketing

Selling and marketing expenses increased 1.2% to $1,490,000 for the three months ended January 31, 2003 compared to $1,472,000 in 2002.  The expenses associated with the Company’s focus on selling and marketing its New Leaf personal exercise products have been generally offset by lower travel costs and other selling and marketing expenses associated with its cardiopulmonary diagnostic products.

General and Administrative

General and administrative expenses decreased 16.8% to $548,000 for the three months ended January 31, 2003 compared to $659,000 in 2002.  The decrease in general and administrative expenses is primarily due to professional fees related to the conversion of debt to equity that were incurred during the three months ended January 31, 2002 and not incurred during the same period of 2003.

Research and Development

Research and development expenses decreased 12.8% to $342,000 for the three months ended January 31, 2003 compared to $392,000 in 2002.  Lower personnel costs more than offset the impact of the Company’s discontinuance of capitalizing a portion of its software development costs.  The Company’s previous focus on the conversion and consolidation of software platforms is now complete.  Research and development expenses of $113,000 were capitalized as part of the Company’s proprietary software for the three months ended January 31, 2002 while none were capitalized for the three months ended January 31, 2003.

Amortization of Intangibles

Amortization of intangibles decreased 17.0% to $195,000 for the three months ended January 31, 2003 compared to $235,000 in 2002.  Although amortization expenses resulting from fresh start accounting are somewhat higher than those that were incurred prior to the revaluation of intangible assets made by an independent third party appraiser, amortization expense for the current quarter is lower due to the Company’s January 1, 2002 adoption of SFAS Statement No. 141, Goodwill and Other Intangible Assets, wherein goodwill and trade name are no longer amortized.

Other Income (Expense)

Interest income for the three months ended January 31, 2003 increased to $10,000 from $6,000 in 2002.  The increase in interest income reflects an increase in excess cash balances available for short-term investment.

There was no interest expense for the three months ended January 31, 2003 compared to $510,000 for 2002.  Under the Joint Plan of Reorganization, all of the Company’s Senior Convertible Notes due April 2003 were converted into common stock of the Company upon emergence from bankruptcy.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, through revenue from license agreements for patented ICD technology and through the use of cash balances.

The Company had cash of $4,132,000 and working capital of $7,222,000 as of January 31, 2003.  During the three months ended January 31, 2003, the Company used $290,000 in cash for all operating activities.  The Company used $225,000 of cash for operating activities before depreciation and amortization.  In addition, cash was used by increases of $298,000 and $103,000 in accounts receivable and prepaid expenses and other current assets, respectively, as well as a decrease of $240,000 in other liabilities and accrued expenses.  These uses of cash were partially offset with cash generated by a $264,000 decrease in inventories as well as an increase of $201,000 in accrued employee compensation.

During the three months ended January 31, 2003, the Company used $12,000 in cash for investing activities to purchase $12,000 of property and equipment.

The Company has no material commitments for capital expenditures for fiscal year 2003.

As a result of the Company’s October 25, 2002 emergence from bankruptcy and the resulting conversion of debt to equity and its cash of $4,132,000, the Company believes that its liquidity and capital resource needs for the next twelve months will be met through its current cash and cash equivalents, cash flows from operations and working capital.

Other Commitments

The Company has made various financial commitments in the ordinary course of conducting its business operations.  The following table summarizes all significant commitments:

(Amounts in thousands) Description	Nine months ending October 31, 2003	2004	2005	2006	2007 & Thereafter
Continuing operations:
Minimum lease payments	$245	$212	$5	$4	$8
Minimum royalty payments for sales of AeroSport products	75	100	100	100	—
Discontinued operations:
Minimum lease payments	61	—	—	—	—
Sublease income	(35)	—	—	—	—
	$346	$312	$105	$104	$8

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Change in Fiscal Year

On November 13, 2002, the Company’s Board of Directors changed its fiscal year from December 31 to October 31 to coincide with customer buying patterns of the Medical Graphic’s medical equipment business and the New Leaf health and fitness product business.  The change also enables the Company to report its results in the future on a comparable basis as a result of the fresh start reporting that was required in conjunction with the Company’s emergence from Chapter 11 bankruptcy.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits List

99.1                           Certificate pursuant to 18 U.S.C. § 1350

(b)                                 Reports on Form 8-K

On November 25, 2002, the Company filed a Report on Form 8-K dated November 14, 2002 reporting on Item 5, other events.  The Company reported that it had achieved compliance with the Nasdaq requirement of having a market value of publicly held shares of at least $1,000,000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date: March 14, 2003	/s/ Richard E. Jahnke
Richard E. Jahnke
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2003	/s/ Dale H. Johnson
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

Date: March 14, 2003	/s/ Richard E. Jahnke
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

Date: March 14, 2003	/s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer