Form 10QSB
period 2003-04-30
ANGEION CORP/MN
filed 2003-06-05
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2003

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

Yes                    ☒                     No                 ☐

The Company had 3,594,433 shares of common stock, $0.10 par value, outstanding as of June 2, 2003.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2003 and October 31, 2002

(in thousands except share and per share data)

	Successor Company
	April 30, 2003	October 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,019	$4,434
Accounts receivable, net of allowance for doubtful accounts of $372 and $312, respectively	2,998	2,687
Inventories	3,108	3,470
Prepaid expenses and other current assets	377	123
Total current assets	10,502	10,714

Property and equipment, net	1,863	2,164
Intangible assets, net	7,838	8,250
	$20,203	$21,128

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$962	$964
Employee compensation	858	439
Deferred income	1,015	811
Warranty reserve	125	111
Other liabilities and accrued expenses	594	897
Total current liabilities	3,554	3,222

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding 3,594,433 shares	359	359
Additional paid-in capital	17,547	17,547
Accumulated deficit	(1,257)	—
Total shareholders’ equity	16,649	17,906
	$20,203	$21,128

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Revenues
Equipment and supply sales	$3,780	$3,276	$7,721	$6,999
Service revenue	739	752	1,468	1,452
	4,519	4,028	9,189	8,451
Cost of goods sold
Cost of equipment and supplies	2,340	2,308	4,882	4,710
Cost of service revenue	185	117	372	221
	2,525	2,425	5,254	4,931

Gross margin	1,994	1,603	3,935	3,520

Operating expenses:
Selling and marketing	1,282	1,164	2,772	2,636
General and administrative	735	569	1,283	1,228
Research and development	401	308	743	700
Amortization of intangibles	217	180	412	415
	2,635	2,221	5,210	4,979

Operating loss	(641)	(618)	(1,275)	(1,459)

Other income (expense):
Interest income	8	4	18	10
Interest expense	—	(510)	—	(1,020)

Loss before taxes	(633)	(1,124)	(1,257)	(2,469)

Tax benefit	—	(92)	—	(92)

Loss from continuing operations	(633)	(1,032)	(1,257)	(2,377)

Loss from discontinued operations	—	—	—	(678)

Net loss	$(633)	$(1,032)	$(1,257)	$(3,055)

Net loss per share - basic and diluted
Continuing operations	$(0.18)	$(0.29)	$(0.35)	$(0.66)
Discontinued operations	—	—	—	(0.19)
Net loss	$(0.18)	$(0.29)	$(0.35)	$(0.85)

Weighted average common shares outstanding
Basic and diluted	3,594	3,595	3,594	3,582

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Successor Company	Predecessor Company
	Six Months Ended April 30,
	2003	2002
Cash Flows From Operating Activities:
Net loss	$(1,257)	$(3,055)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Loss from discontinued operations	—	678
Depreciation and amortization	730	730
Changes in operating assets and liabilities:
Accounts receivable	(311)	419
Inventories	362	378
Prepaid expenses and other current assets	(254)	727
Accounts payable	(2)	88
Employee compensation	419	(69)
Deferred income	204	(1)
Warranty reserve	14	(60)
Other liabilities and accrued expenses	(303)	591
Net cash provided by (used in) continuing operations	(398)	426
Net cash used in discontinued operations	—	(254)
Net cash provided by (used in) operating activities	(398)	172

Cash Flows From Investing Activities:
Purchase of property and equipment	(17)	(71)
Investment in proprietary software	—	(333)
Investment in perpetual license	—	(50)
Net cash used in continuing operations	(17)	(454)
Net cash provided by discontinued operations	—	11
Net cash used in investing activities	(17)	(443)

Cash Flows From Financing Activities:
Proceeds from stock transactions	—	21
Net cash provided by financing activities	—	21

Net decrease in cash and cash equivalents	(415)	(250)

Cash and cash equivalents at beginning of period	4,434	2,019

Cash and cash equivalents at end of period	$4,019	$1,769

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2003

(Unaudited)

1.                                      Basis of Presentation

The consolidated balance sheet as of April 30, 2003, the consolidated statements of operations for the three and six months ended April 30, 2003 and 2002 and the consolidated statements of cash flows for the six months ended April 30, 2003 and 2002, and the related information presented in these notes have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The consolidated balance sheet at October 31, 2002 was derived from the audited consolidated financial statements as of that date.  Operating results for the three and six months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.  For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-KSB for the transition period ended October 31, 2002.

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

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three and six months ended April 30, 2003 and 2002, comprehensive loss for Angeion Corporation was equivalent to net loss as reported.

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

As of June 17, 2002, the date the petition was filed with the Court, there were 3,594,627 shares of the Company’s common stock issued and outstanding (the “Old Common Stock”).  As a result of the Plan, all of the Company’s Old Common Stock was canceled and all options and warrants to purchase the Company’s Old Common Stock existing as of the petition date were canceled.  To effectuate the Plan, the Company issued a total of 3,594,433 shares of its common stock (i) upon conversion of the Notes and other obligations to equity and (ii) in replacement of the Old Common Stock (the “Replacement Common Stock”).  The difference between the 3,594,433 shares actually issued under the Plan and the 3,594,627 shares outstanding as of June 17, 2002 reflects a reduction of 194 shares representing fractional shares that were not issued under the Plan.

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

Stock Based Compensation.  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company does not plan to change its method of accounting for stock-based employee compensation.  The Company is required to provide the interim disclosures effective with this quarter ended April 30, 2003.  These Notes to Consolidated Financial Statements do not contain pro forma disclosures because the Company did not grant any options during the three and six months ended April 30, 2003 and there are no options outstanding at April 30, 2003.

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

Fiscal Year Change.  On November 13, 2002, the Company’s Board of Directors changed the Company’s fiscal year from December 31 to October 31 to coincide with customer buying patterns of the Medical Graphic’s medical equipment business and the New Leaf health and fitness product business.  The change also enables the Company to report its results in the future on a comparable basis as a result of the fresh start reporting that was required in conjunction with the Company’s emergence from Chapter 11 bankruptcy.

4.                                      Intangible Assets

As discussed in Note 3, “Accounting Policies,” the Company adopted fresh-start reporting as described in SOP 90-7 under which the Company’s assets are to be recorded at their respective fair values.  An independent third-party appraiser determined the fair values of the Company’s intangible assets as of October 31, 2002.  Accordingly, all intangible assets have been valued at fair value as of the date of fresh-start reporting, October 31, 2002.  Intangible assets as of April 30, 2003 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

Amortized developed technology	$7,250	$412	$6,838

Unamortized trade name	1,000	—	1,000
	$8,250	$412	$7,838

Amortization expense was $412,000 and $415,000 for the six months ended April 30, 2003 and 2002, respectively.  Amortization expense was $636,000 for the ten-month transition period ended October 31, 2002.  Intangible assets for the Predecessor Company were amortized using the straight-line method over the estimated useful lives of the assets that ranged from three to twelve years.  The revalued intangible assets for the Successor Company are being amortized using the straight-line method over the estimated useful lives of the assets that range from seven to ten years.  Estimated amortization expense for the remainder of fiscal year 2003 and for each of the succeeding years based on the intangible assets as of April 30, 2003 is as follows:

(In thousands)	Amortization
Six months ending October 31, 2003	$412
2004	824
2005	824
2006	824
2007	824
Thereafter	3,130
$6,838

On January 1, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles (SFAS Nos. 141 and 142) became effective for the Company.  Accordingly, goodwill, trade name and assembled workforce are no longer being amortized against earnings.  The following table discloses reported net loss and the adjusted net loss that would have been reported assuming that SFAS No. 142 were to have been effective for all reported periods.

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands, except for per share amounts)	2003	2002	2003	2002
Net loss, as reported	$(633)	$(1,032)	$(1,257)	$(3,055)
Add back amortization:
Goodwill	—	—	—	6
Trade name	—	—	—	50
Assembled workforce	—	—	—	53
Net loss, as adjusted	$(633)	$(1,032)	$(1,257)	$(2,946)

Earnings per share, basic and diluted:	$(0.18)	$(0.29)	$(0.35)	$(0.85)
Net loss per share, as reported
Add back amortization:
Goodwill	—	—	—	—
Trade name	—	—	—	0.01
Assembled workforce	—	—	—	0.02
Net loss per share, as adjusted	$(0.18)	$(0.29)	$(0.35)	$(0.82)

5.                                      Warranty Reserve

Sales of the Company’s equipment are subject to a warranty.  Equipment warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty expenses are evaluated and adjusted periodically.  Warranty provisions and expenses for the six months ended April 30, 2003 were as follows:

(In thousands)	Warranty Reserve
Balance October 31, 2002	$111
Warranty provisions	119
Warranty expenses	(105)
Balance April 30, 2003	$125

6.                                      Reclassifications

Certain amounts in Angeion’s financial statements for the three and six months ended April 30, 2002 have been reclassified to conform to the 2003 presentation.  These reclassifications had no effect on net loss or shareholders’ equity.

7.                                      Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average shares outstanding during the reporting period.  Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  There were no dilutive common shares outstanding for the three and six months ended April 30, 2003 and 2002.  The Company had 179,537 warrants outstanding at April 30, 2003 that were considered antidilutive and therefore not considered to have been exercised.

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

Item 2.           Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate,” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially including the following: (i) the Company’s ability to successfully operate its Medical Graphics business including its ability to develop, improve and update its cardiorespiratory diagnostic products, (ii) the Company’s ability to successfully introduce its New Leaf products including its New Leaf Weight Loss Program, (iii) the Company’s ability to successfully defend itself from product liability claims related to its Medical Graphics and New Leaf products or claims associated with its prior cardiac stimulation products, (iv) the Company’s ability to protect its intellectual property, (v) the Company’s dependence on third party vendors and (vi)  the Company’s ability to comply with Nasdaq listing requirements, including maintenance of the $1.00 per share bid price as well as other factors not now anticipated.  Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the prior discussion is qualified in its entirety by, the other risk factors that are described from time to time in Angeion’s Securities and Exchange Commission reports, including but not limited to the Transition Report on Form 10-KSB for the ten-month period ended October 31, 2002, and subsequently filed reports. In addition, from time to time, the Company through its management may make oral forward-looking statements.  The Company undertakes no obligation to update any forward-looking statement.

Overview

Angeion Corporation is a medical products company that reported revenue of $13.4 million for the ten months ended October 31, 2002 and $16.7 million for the year ended December 31, 2001.  Domestic product sales and service revenues accounted for 83.4% of revenue for the ten months ended October 31, 2002 while international product sales accounted for the remaining 16.6%.

Angeion, through its Medical Graphics Corporation subsidiary, develops, manufactures and markets non-invasive cardiorespiratory diagnostic equipment and related software for the management and improvement of cardiorespiratory health under the MedGraphics trade name.  The primary MedGraphics products include pulmonary function and cardiorespiratory exercise testing equipment.  The Company also develops, manufactures and markets health and fitness products and services designed to assist consumers with weight management, fitness improvement and cardiac rehabilitation.  These new products and services are sold under the New Leaf brand name to consumers through various delivery sites such as health and fitness clubs, weight management and cardiac rehabilitation centers.

The ten-month transition period that ended October 31, 2002 was a difficult period for the Company, but also represented a period of significant change.  Through the Chapter 11 Bankruptcy, all of the Company’s Senior Convertible Notes due April 2003 were converted into common stock.  In addition, the Company received $2.9 million in cash under an agreement that granted a perpetual, non-exclusive license to use the Company’s cardiac stimulation technology to Biotronik.  As a result of these actions, the Company emerged from bankruptcy on October 25, 2002 with a strong balance sheet, no debt and over $4.4 million in cash.  For the first time in several years, management is now completely focused on running the cardiorespiratory diagnostic business as well as its new health and fitness products and services as opposed to the wind-down of its ICD business and all the financial issues associated with the debt that was incurred in April 1998.

The Company emerged from its Chapter 11 proceeding and adopted fresh start reporting as of October 31, 2002.  In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values.  An independent third-party appraiser determined the fair values of substantially all of the Company’s tangible and intangible assets.  As a result of that appraisal, the Company (i) increased the net book value of property and equipment from $899,000 to $2,164,000, (ii) decreased the net book value of intangible assets from $10.1 million to $8.3 million, (iii) eliminated the $1.9 million value of goodwill, (iv) increased the value of inventory by $59,000, and (v) decreased the value of deferred income by $224,000.

The foregoing revaluation adjustments affect the Successor Company operating results in the following manner.  For fiscal year 2003, they (i) increase depreciation expense by $37,000, (ii) increase amortization of intangibles by $50,000, (iii) decrease gross margins by $59,000 as current inventory is sold and (iv) decrease gross margins by $224,000 as deferred service contracts are recognized as income.

The Company’s financial statements after October 31, 2002 reflect a new reporting entity, the Successor Company, and are not directly comparable to the financial statements of prior periods.  The principal comparative differences between the three and six month periods ended April 30, 2003 and 2002 relate to the impact of the changes in indebtedness and the revaluation of the Company’s assets and liabilities to reflect the reorganization value on October 31, 2002.  The changes primarily affect depreciation and amortization expense, gross margins and interest expense in the Company’s results of operations after October 31, 2002.  However, for purposes of comparative analysis, the following discussion of the operating results of the Company compares the operating results of the Successor Company with the operating results of the Predecessor Company for the three and six months ended April 30, 2003 and 2002, respectively.  The operations comprised of revenues, selling and marketing expenses, general and administrative expenses and research and development expenses of the Predecessor and Successor Companies were substantially similar and the comparison of those items is meaningful to understanding the business.

Results of Operations

Angeion Corporation recorded a net loss of $633,000 for the three months ended April 30, 2003 compared to a net loss of $1.0 million for the same period in 2002.  The net loss for 2002 included a $92,000 recovery of income taxes as well as $510,000 of interest expense.  For the six months ended April 30, the Company recorded net losses of $1.3 million and $3.1 million for 2003 and 2002, respectively.  The net loss for 2002 included a $92,000 recovery of income taxes, $1.0 million of interest expense and a loss of $678,000 from discontinued operations.

Revenues

Revenues consist of product sales and service revenues.  Product sales reflect sales of Medical Graphic’s non-invasive cardiorespiratory diagnostic equipment, sales of New Leaf health and fitness products and services, and aftermarket sales of peripherals and supplies.  Service revenues reflect contract revenues from extended service contracts, non-warranty service visits and training.

Second quarter revenue increased by 12.2% to $4.5 million from $4.0 million for the three months ended April 30, 2003 and 2002, respectively.  Domestic product revenue increased by 28.4% to $2.9 million in 2003 compared to $2.3 million in 2002.  Internationally, product revenue decreased 14.4% to $852,000 in 2003 from $995,000 in 2002.  Service revenue decreased by 1.7% to $739,000 in 2003 from $752,000 in 2002.

Total revenue increased by 8.7% to $9.2 million compared to $8.5 million for the six months ended April 30, 2003 and 2002, respectively.  Domestic product revenue increased by 19.2% to $6.2 million in 2003 compared to $5.2 million in 2002.  International product revenue decreased by 14.9% to $1.6 million in 2003 compared to $1.8 million in 2002.  Year to date service revenue of $1.5 million for 2003 is comparable to 2002.

The revenue trends noted during the first quarter of 2003 have continued into the second quarter.  Although domestic customer interest in placing new equipment orders continues to improve, the Company believes that these customers are also continuing to exercise caution in making capital expenditures due to the overall uncertainty of the United States economy.  Internationally, customer equipment orders continue to be sluggish.  Despite a weakening U.S. Dollar compared to the Euro, European customers are delaying capital expenditures unless there is a clear immediate need.  Latin America continues to suffer from very weak economies and devaluating currencies.  In addition, the Company has experienced some delays in receiving new orders from customers in the Pacific Rim due to the business disruptions caused by the SARS outbreak.  Service revenue reflects an increase in service contracts being written due to on-going emphasis of the sale of extended service contracts that has been offset by a decrease in non-warranty service revenue.  The Company continues to develop its New Leaf Personal Exercise products that are currently targeting weight-loss consumers through fitness clubs and other delivery sites

Gross Margin

Gross margin percentage increased to 44.1% of revenue for the three months ended April 30, 2003 compared to 39.8% for the same period in 2002.  For the six months ended April 30, gross margin percentage increased to 42.8% in 2003 from 41.7% in 2002.  Although overall gross margins have increased in 2003 compared to 2002 due to improved manufacturing efficiencies, gross margin percentages for 2003 have been negatively affected by the fresh start accounting rules that required the Company to write up its inventory to fair market value at October 31, 2002, rather than carrying the inventory at the lower of cost or market.  As a result, the Company increased the carrying value of its inventory by $59,000 at October 31, 2002.  In addition, the Company was required to record the direct and incremental cost of fulfilling its obligations associated with customer service contracts existing at October 31, 2002.  Consequently, deferred income was reduced by $224,000 at October 31, 2002.

As the Company’s inventory and deferred income turn during fiscal year 2003, the fresh start adjustments for inventory and deferred income will affect the Company’s gross margin negatively.  The impact of the October 31, 2002 fresh-start accounting adjustments resulted in decreases of $134,000 and $75,000 in gross margin for the first and second quarters of 2003, respectively.  As a result, the corresponding gross margin percentages were negatively affected by 2.8% during the first quarter and 1.7% during the second quarter.  Consequently, without these adjustments, the underlying first quarter 2003 gross margin rate would have been 44.4% while second quarter 2003 would have been 45.8%.  Gross margins will continue to be negatively affected by the October 31, 2002 fresh start accounting adjustments by a total of $74,000 for the remainder of 2003.  The fresh start accounting adjustments had no impact, however, on the Company’s cash flow.

Selling and Marketing

Second quarter selling and marketing expenses increased 10.1% to $1.3 million for the three months ended April 30, 2003 compared to $1.2 million in 2002.  For the six months ended April 30, selling and marketing expenses increased 5.2% to $2.8 million in 2003 from $2.6 million in 2002.  The year-to-year increases for both the three and six months ended April 30 are due primarily to increased commissions associated with increased revenue.  Moreover, the Company has continued to focus on selling and marketing its New Leaf personal exercise products.

General and Administrative

General and administrative expenses increased 29.2% to $735,000 for the three months ended April 30, 2003 compared to $569,000 in 2002.  For the six months ended April 30, general and administrative expenses increased 4.5% to $1.3 million in 2003 from $1.2 million in 2002.  The second quarter 2003 increase is primarily due to increased personnel expenses.  The increase in personnel expenses was somewhat offset by a decrease in professional fees related to the conversion of debt to equity that were incurred during the three months ended January 31, 2002 and not incurred during the same period of 2003.

Research and Development

Research and development expenses increased 30.2% to $401,000 for the three months ended April 30, 2003 compared to $308,000 in 2002.  For the six months ended April 30, research and development expenses increased 6.1% to $743,000 in 2003 from $700,000 in 2002.  The Company’s research and development costs are focused on developing additional cardiorespiratory diagnostic products.  The increase in research and development expenses for the three and six months ended April 30, 2003 is due the Company’s discontinuance of capitalizing a portion of its software development costs, which is slightly offset by lower personnel costs during the second quarter.  The Company’s previous focus on the conversion and consolidation of software platforms was substantially completed in October 2002.  Costs of $113,000 and $210,000 were capitalized as part of the Company’s proprietary software for the three and six months ended April 30, 2002 while none were capitalized during the six months ended April 30, 2003.  Costs of $221,000 were capitalized as part of the Company’s proprietary software for the six months ended October 31, 2002

Amortization of Intangibles

Amortization of intangibles increased to $217,000 from $180,000 for the three months ended April 30, 2003 and 2002, respectively.  Amortization expenses resulting from fresh start accounting are somewhat higher than those that were incurred prior to the revaluation of intangible assets at October 31, 2002.  Amortization expense for the first six months of 2003 was lower than the same period of 2002, which included the months of November and December 2001, due to the Company’s January 1, 2002 adoption of SFAS Statement No. 142, Goodwill and Other Intangible Assets, wherein goodwill and trade name are no longer amortized.

Other Income (Expense)

Interest income for the three months ended April 30, 2003 increased to $8,000 from $4,000 in 2002.  For the six months ended April 30, interest income increased to $18,000 in 2003 from $10,000 in 2002.  The increase in interest income reflects an increase in excess cash balances available for short-term investment.

There was no interest expense for the three or six months ended April 30, 2003 compared to $510,000 and $1.0 million for 2002.  Under the Joint Plan of Reorganization, all of the Company’s Senior Convertible Notes due April 2003 were converted into common stock of the Company upon emergence from bankruptcy.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, through revenue from license agreements for patented ICD technology and through the use of cash balances.

The Company had cash of $4.0 million and working capital of $6.9 million as of April 30, 2003 compared to cash of $4.4 million and working capital of $7.5 million at October 31, 2002.  During the six months ended April 30, 2003, the Company used $398,000 in cash for all operating activities, primarily as a result of its net loss of $1.3 million, which was offset by $730,000 of depreciation and amortization.  In addition, the Company used cash for increases of $311,000 and $254,000 in accounts receivable and prepaid expenses and other current assets, respectively, as well as a decrease of $303,000 in other liabilities and accrued expenses.  These uses of cash were partially offset with cash generated by a $362,000 decrease in inventories as well as increases of $419,000 and $204,000 in accrued employee compensation and deferred income, respectively.

During the six months ended April 30, 2003, the Company used $17,000 in cash for investing activities to purchase property and equipment.

The Company has no material commitments for capital expenditures for the remainder of fiscal year 2003.

As a result of the Company’s October 25, 2002 emergence from bankruptcy and the resulting conversion of debt to equity and its cash of $4.0 million, the Company believes that its liquidity and capital resource needs for the next twelve months will be met through its current cash and cash equivalents, cash flows from operations and working capital.

Other Commitments

The Company has made various financial commitments in the ordinary course of conducting its business operations.  The following table summarizes all significant commitments:

(Amounts in thousands) Description	Six months ending October 31, 2003	2004	2005	2006	2007 & Thereafter
Continuing operations:
Minimum lease payments	$163	$215	$8	$6	$4
Minimum royalty payments for sales of AeroSport products	50	100	100	100	—
Discontinued operations:
Minimum lease payments	39	—	—	—	—
Sublease income	(24)	—	—	—	—
	$228	$315	$108	$106	$4

Item 3.  Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

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

(b)                                  Changes in Internal Controls

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

None

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits List

99.1                           Certificate pursuant to 18 U.S.C. § 1350

(b)                                 Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended April 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date:	June 5, 2003	/s/ Richard E. Jahnke
Richard E. Jahnke
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 5, 2003	/s/ Dale H. Johnson
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

Date:	June 5, 2003	/s/ Richard E. Jahnke
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

Date:	June 5, 2003	/s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer