Form 10QSB
period 2003-07-31
ANGEION CORP/MN
filed 2003-09-15
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2003

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

Yes   ☒                          No                                ☐

The Company had 3,594,433 shares of common stock, $0.10 par value, outstanding as of September 4, 2003.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

July 31, 2003 and October 31, 2002

(in thousands except share and per share data)

	Successor Company
	July 31, 2003	October 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,573	$4,434
Accounts receivable, net of allowance for doubtful accounts of $404 and $312, respectively	3,315	2,687
Inventories	3,015	3,470
Prepaid expenses and other current assets	321	123
Total current assets	10,224	10,714

Property and equipment, net	1,730	2,164
Intangible assets, net	7,632	8,250
	$19,586	$21,128

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,123	$964
Employee compensation	689	439
Deferred income	1,058	811
Warranty reserve	120	111
Other liabilities and accrued expenses	628	897
Total current liabilities	3,618	3,222

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding 3,594,433 shares	359	359
Additional paid-in capital	17,547	17,547
Accumulated deficit	(1,938)	—
Total shareholders’ equity	15,968	17,906
	$19,586	$21,128

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Revenues
Equipment and supply sales	$3,774	$3,452	$11,495	$10,451
Service revenue	777	736	2,245	2,188
	4,551	4,188	13,740	12,639
Cost of goods sold
Cost of equipment and supplies	2,424	2,432	7,306	7,142
Cost of service revenue	178	144	550	365
	2,602	2,576	7,856	7,507

Gross margin	1,949	1,612	5,884	5,132

Operating expenses:
Selling and marketing	1,363	1,272	4,135	3,908
General and administrative	597	666	1,880	1,894
Research and development	420	292	1,163	992
Amortization of intangibles	206	180	618	595
Impairment loss on intangible assets	—	1,085	—	1,085
Reorganization items	—	273	—	273
	2,586	3,768	7,796	8,747

Operating loss	(637)	(2,156)	(1,912)	(3,615)

Other income (expense):
Interest income	6	2	24	12
Interest expense	—	(197)	—	(1,217)

Loss before taxes	(631)	(2,351)	(1,888)	(4,820)

Tax benefit	—	—	—	(92)

Loss from continuing operations	(631)	(2,351)	(1,888)	(4,728)

Loss from discontinued operations	(50)	—	(50)	(678)

Net loss	$(681)	$(2,351)	$(1,938)	$(5,406)

Net loss per share - basic and diluted
Continuing operations	$(0.18)	$(0.65)	$(0.53)	$(1.32)
Discontinued operations	(0.01)	—	(0.01)	(0.19)
Net loss	$(0.19)	$(0.65)	$(0.54)	$(1.51)

Weighted average common shares outstanding
Basic and diluted	3,594	3,595	3,594	3,586

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Successor Company	Predecessor Company
	Nine Months Ended July 31,
	2003	2002
Cash Flows From Operating Activities:
Net loss	$(1,938)	$(5,406)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Loss from discontinued operations	50	678
Depreciation and amortization	1,086	1,070
Impairment loss on intangible assets	—	1,085
Reorganization items	—	273
Changes in operating assets and liabilities:
Accounts receivable	(628)	728
Inventories	455	805
Prepaid expenses and other current assets	(198)	741
Accounts payable	159	77
Employee compensation	250	(215)
Deferred income	247	(29)
Warranty reserve	9	(65)
Other liabilities and accrued expenses	(269)	704
Net cash provided by (used in) continuing operations	(777)	446
Net cash used in discontinued operations	(50)	(301)
Net cash provided by (used in) operating activities	(827)	145

Cash Flows From Investing Activities:
Purchase of property and equipment	(34)	(71)
Investment in proprietary software	—	(441)
Investment in perpetual license	—	(70)
Net cash used in continuing operations	(34)	(582)
Net cash provided by discontinued operations	—	13
Net cash used in investing activities	(34)	(569)

Cash Flows From Financing Activities:
Proceeds from stock transactions	—	21
Net cash provided by financing activities	—	21

Net decrease in cash and cash equivalents	(861)	(403)

Cash and cash equivalents at beginning of period	4,434	2,019

Cash and cash equivalents at end of period	$3,573	$1,616

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2003

(Unaudited)

1.                                      Basis of Presentation

The consolidated balance sheet as of July 31, 2003, the consolidated statements of operations for the three and nine months ended July 31, 2003 and 2002 and the consolidated statements of cash flows for the nine months ended July 31, 2003 and 2002, and the related information presented in these notes have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The consolidated balance sheet at October 31, 2002 was derived from the audited consolidated financial statements as of that date.  Operating results for the three and nine months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.  For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-KSB for the transition period ended October 31, 2002.

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

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three and nine months ended July 31, 2003 and 2002, comprehensive loss for Angeion Corporation was equivalent to net loss as reported.

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

Stock Based Compensation.  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company does not plan to change its method of accounting for stock-based employee compensation.  The Company was required to provide the interim disclosures effective with its second quarter ended April 30, 2003.  These Notes to Consolidated Financial Statements do not contain pro forma disclosures because the Company has not granted any options during the three and nine months ended July 31, 2003 and there are no options outstanding at July 31, 2003.

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

4.                                      Intangible Assets

As discussed in Note 3, “Accounting Policies,” the Company adopted fresh-start reporting as described in SOP 90-7 under which the Company’s assets are to be recorded at their respective fair values.  An independent third-party appraiser determined the fair values of the Company’s intangible assets as of October 31, 2002.  Accordingly, all intangible assets have been valued at fair value as of the date of fresh-start reporting, October 31, 2002.  Intangible assets as of July 31, 2003 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

Amortized developed technology	$7,250	$618	$6,632

Unamortized trade name	1,000	—	1,000
	$8,250	$618	$7,632

Amortization expense was $618,000 and $595,000 for the nine months ended July 31, 2003 and 2002, respectively.  Amortization expense was $636,000 for the ten-month transition period ended October 31, 2002.  Intangible assets for the Predecessor Company were amortized using the straight-line method over the estimated useful lives of the assets that ranged from three to twelve years.  The revalued intangible assets for the Successor Company are being amortized using the straight-line method over the estimated useful lives of the assets that range from seven to ten years.  Estimated amortization expense for the remainder of fiscal year 2003 and for each of the succeeding years based on the intangible assets as of July 31, 2003 is as follows:

(In thousands)	Amortization
Three months ending October 31, 2003	$206
2004	824
2005	824
2006	824
2007	824
Thereafter	3,130
$6,632

On January 1, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles (SFAS Nos. 141 and 142) became effective for the Company.  Accordingly, goodwill, trade name and assembled workforce are no longer being amortized against earnings.  The following table discloses reported net loss and net loss per share and the adjusted net loss amounts that would have been reported assuming that SFAS No. 142 were to have been effective for all reported periods.

(In thousands, except for per share amounts)	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Net loss, as reported	$(681)	$(2,351)	$(1,938)	$(5,406)
Add back amortization:
Goodwill	—	—	—	6
Trade name	—	—	—	50
Assembled workforce	—	—	—	53
Net loss, as adjusted	$(681)	$(2,351)	$(1,938)	$(5,297)

Net loss per share, basic and diluted:
Net loss per share, as reported	$(0.19)	$(0.65)	$(0.54)	$(1.51)
Add back amortization:
Goodwill	—	—	—	—
Trade name	—	—	—	0.01
Assembled workforce	—	—	—	0.02
Net loss per share, as adjusted	$(0.19)	$(0.65)	$(0.54)	$(1.48)

5.                                      Warranty Reserve

Sales of the Company’s equipment are subject to a warranty.  Equipment warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty expenses are evaluated and adjusted periodically.  Warranty provisions and expenses for the nine months ended July 31, 2003 were as follows:

(In thousands)	Warranty Reserve
Balance October 31, 2002	$111
Warranty provisions	169
Warranty expenses	(160)
Balance July 31, 2003	$120

6.                                      Reclassifications

Certain amounts in Angeion’s consolidated financial statements for the three and nine months ended July 31, 2002 have been reclassified to conform to the 2003 presentation.  These reclassifications had no effect on net loss or shareholders’ equity.

7.                                      Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average shares outstanding during the reporting period.  Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  There were no dilutive common shares outstanding for the three and nine months ended July 31, 2003 and 2002.  The Company had warrants outstanding at July 31, 2003 to purchase 179,537 shares of its common stock that were considered antidilutive and therefore not considered to have been exercised.

8.                                      Notice for Indemnification

Prior to 2000, the Company designed, developed, manufactured and marketed implantable cardioverter defibrillator (“ICD”) products.  ICD’s are designed to treat abnormally rapid heartbeats in the ventricular (or lower) chambers of the heart, a condition known as ventricular tachycardia (“VT”), and a severe form of VT known as ventricular fibrillation (“VF”), that if not terminated will lead to sudden cardiac death.  ICD’s are electronic devices that are implanted within the body and are connected to the heart with defibrillator leads. These devices monitor the patient’s heartbeat and, in the event of VT or VF, deliver an electrical shock designed to return the heartbeat to normal rhythm.

On December 9, 1997, Angeion entered into a Manufacturing and Supply Agreement with respect to ICD’s with Angellan Medical Systems, LLC, a Delaware limited liability company that was a Joint Venture between Angeion and ELA Medical, Inc. (the Joint Venture was later known as ELA*Angeion, LLC) and combined the United States sales and marketing efforts of Angeion and ELA Medical, Inc.  On the same date, Angeion entered into a Manufacturing and Supply Agreement with respect to the ICD’s with ELA Medical, S.A., under which Angeion agreed to sell ICD’s to ELA Medical, S.A. for sale in the European and Japanese markets.  These agreements are collectively referred to as the “1997 Supply Agreements.”

On May 11, 1999, Angeion entered into a withdrawal agreement (“Withdrawal Agreement”) pursuant to which Angeion withdrew from its membership in the Joint Venture.  Under the terms of the Withdrawal Agreement, ELA Medical, Inc. received sole responsibility for operations of the Joint Venture.  In addition, ELA Medical, Inc. assumed certain warranty coverage, technical service and regulatory compliance services for which Angeion was responsible under (i) applicable law, (ii) the December 9, 1997 supply agreement between Angeion and the Joint Venture, and (iii) contracts with third parties for specific ICD products and associated leads and programmers supplied to such third parties and implanted in human beings in the United States (including associated programmers for such ICD models).  Angeion retained potential product liability obligations from patients and agreed to maintain specific levels of product liability insurance.

As previously reported, ELA Medical advised Angeion in a letter dated June 6, 2002 that some of the ICD’s formerly manufactured by Angeion were experiencing premature battery depletion.  Following the June 6, 2002 letter, Angeion advised the attending physicians of the patients with these ICD’s of the problems and provided a recommended procedure to determine what action is required.  The text of these letters was reviewed and orally approved by the FDA during a site visit at Angeion.  ELA Medical thereafter distributed both letters to physicians who subsequently reported that the devices in question had been implanted in 385 patients, excluding the 14 explantations previously reported in the June 6, 2002 letter.  On July 31, 2002, the FDA issued a Field Corrective Action Report providing that the Angeion Lyra Model 2020, 2021, and 2022 ICD’s be replaced (Field Corrective Action # Z-1152-2/Z-1154-2) because “the devices could stop providing therapy due to premature battery depletion.”

In a letter dated June 18, 2003, ELA Medical provided notice for indemnification by Angeion for the replacement of the ICD’s pursuant to the 1997 Supply Agreements.  ELA Medical stated that it had been regularly monitoring explantations of the Products in patients and compiling an assessment of the costs borne by ELA Medical, including, without limitation, the costs of (i) locating and contacting patients and customers, (ii) explantation of the recalled Products and implantation of replacement devices; and (iii) replacement devices for all recalled Products.  ELA Medical reported that between June 6, 2002 and March 31, 2003, a total of 90 explantations occurred (excluding the first 14 explantations previously reported), the costs and expenses for which were borne by ELA Medical.  ELA Medical estimated that it had suffered costs in an amount in excess of 819,339 euros (approximately $917,000 at September 11, 2003) through March 31, 2003.  In addition to these costs, ELA Medical indicated that it anticipated further costs and expenses to be incurred with the outstanding 247 devices that remain implanted in patients.  ELA Medical indicated that it would compile information regarding its costs as they become available and would update Angeion accordingly.

The Company has insurance policies aggregating $50 million of product liability insurance coverage, subject to $50,000 self-insured retention per occurrence, $500,000 aggregate, which expire on May 11, 2004.  During the third quarter of 2003, Angeion reserved $50,000 to meet the cost of self-insured retention in the event that an insurance claim is ultimately paid.  Angeion plans to cooperate both with ELA Medical and the insurance companies in reviewing this matter.

9.                                      New Accounting Pronouncements

In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables.  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting).  In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately.  EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  EITF 00-21 does not change otherwise applicable revenue recognition criteria.  EITF 00-21 is applicable for the Company effective July 1, 2003 and it will not have an impact on the Company’s current revenue recognition policy.

Item 2.           Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements and Risk Factors

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

In addition to the risk factors and uncertainties set forth above and in our Transition Report on Form 10-KSB, the Company believes that the following factors are relevant.

ELA Medical Claim for Indemnification.  As described in Note 8 of Notes to Consolidated Financial Statements, on June 18, 2003, the Company received notice of a claim for reimbursement of costs associated with the explantation of ICD products that were previously manufactured and sold to ELA Medical, Inc. and ELA Medical, S.A.   The Company carries product liability insurance that it believes covers the expense for which the Company may be liable as a result of its manufacture of the ICD products.

The insurance includes a self-insured retention of $50,000 per occurrence and aggregate self-insured retention of $500,000.  The Company recorded a $50,000 charge during the quarter ended July 31, 2003 to reflect the per occurrence self-insured retention.  The Company’s interpretation of the facts in conjunction with the relevant insurance policy provisions led it to believe that the battery failure was a single occurrence and therefore that the single self-insured retention of $50,000 was appropriate.  See Note 8, Notice for Indemnification, and Notes to Consolidated Financial Statements in this Form 10-QSB.

The issues associated with the ICD products and the insurance coverage provisions are extremely complex and may be subject to interpretation different from the Company’s.  Accordingly, there can be no assurance that the Company will not incur exposure in excess of the $50,000 self-insured retention under the insurance policies.

Intangible Assets.  The Company assesses the impairment of identifiable intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company initially evaluates the recoverability of intangible assets based on fair value techniques, mainly undiscounted cash flows.  If the Company determines that the carrying value of intangible assets may not be recoverable, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model or another valuation technique.  There can be no assurance that events or changes in business circumstances will not change or that projected future cash flows will be sufficient to justify the carrying value of intangible assets, in which case the Company would be required to recognize an impairment of a portion or all of the intangible assets.

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

Angeion, through its Medical Graphics Corporation subsidiary, develops, manufactures and markets non-invasive cardiorespiratory diagnostic equipment under the MedGraphics trade name for the management and improvement of cardiorespiratory health.  The primary MedGraphics products include pulmonary function and cardiorespiratory exercise testing equipment.  The Company also develops, manufactures and markets health and fitness products and services designed to assist consumers with weight management, fitness improvement and cardiac rehabilitation.  These new products and services are sold under the New Leaf brand name to consumers through various delivery sites such as health and fitness clubs, weight management and cardiac rehabilitation centers.

The ten-month transition period that ended October 31, 2002 represented a period of significant change for the Company.  Through the Chapter 11 Bankruptcy, all of the Company’s Senior Convertible Notes due April 2003 were converted into common stock.  In addition, the Company received $2.9 million in cash under an agreement that granted a perpetual, non-exclusive license to use the Company’s cardiac stimulation technology to Biotronik.  As a result of these actions, the Company emerged from bankruptcy on October 25, 2002 with a strong balance sheet, no debt and over $4.4 million in cash.

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

The Company’s financial statements after October 31, 2002 reflect a new reporting entity, the Successor Company, and are not directly comparable to the financial statements of prior periods.  The principal comparative differences between the three and nine month periods ended July 31, 2003 and 2002 relate to the impact of the changes in indebtedness and the revaluation of the Company’s assets and liabilities to reflect the reorganization value on October 31, 2002.  The changes primarily affect depreciation and amortization expense, gross margins and interest expense in the Company’s results of operations after October 31, 2002.  However, for purposes of comparative analysis, the following discussion of the operating results of the Company compares the operating results of the Successor Company with the operating results of the Predecessor Company for the three and nine months ended July 31, 2003 and 2002, respectively.  The operations comprised of revenues, selling and marketing expenses, general and administrative expenses and research and development expenses of the Predecessor and Successor Companies were substantially similar and the comparison of those items is meaningful to understanding the business.

Results of Operations

Angeion Corporation recorded a net loss of $681,000 for the three months ended July 31, 2003 compared to a net loss of $2.4 million for the same period in 2002.  The net loss for the three and nine months ended July 31, 2003 included a loss of $50,000 from discontinued operations attributed to establishing a self-insured retention reserve.  The net loss for 2002 included $197,000 of interest expense associated with the Company’s previously outstanding Notes.  For the nine months ended July 31, the Company recorded net losses of $1.9 million and $5.4 million for 2003 and 2002, respectively.  The net loss for 2002 included a $92,000 recovery of income taxes, $1.2 million of interest expense associated with the Company’s previously outstanding Notes and a loss of $678,000 from discontinued operations.

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

Third quarter revenue increased by 8.7% to $4.6 million from $4.2 million for the three months ended July 31, 2003 and 2002, respectively.  Domestic product revenue increased by 11.0% to $3.1 million in 2003 compared to $2.8 million in 2002.  Internationally, product revenue increased 2.4% to $675,000 in 2003 from $659,000 in 2002.  Service revenue increased by 5.6% to $777,000 in 2003 from $736,000 in 2002.

Total revenue increased by 8.7% to $13.7 million compared to $12.6 million for the nine months ended July 31, 2003 and 2002, respectively.  Domestic product revenue increased by 16.3% to $9.3 million in 2003 compared to $8.0 million in 2002.  International product revenue decreased by 10.3% to $2.2 million in 2003 compared to $2.5 million in 2002.  Year to date service revenue of $2.2 million for 2003 is comparable to 2002.

Domestic product revenue for the third quarter reflected the same trend seen during the first six months of the fiscal year.  While domestic customer interest in placing new equipment orders has remained good, these same customers are continuing to exercise caution in making capital expenditures due to the overall uncertainty of the United States economy.

International product revenue for the third quarter also reflects similar business conditions that have been present for the past two quarters.  European customers are delaying capital expenditures unless there is a clear immediate need although the weakened U.S. Dollar compared to the Euro has improved the business climate in Europe.  Latin America continues to suffer from very weak economies and devaluating currencies with no immediate recovery anticipated.  Equipment orders from customers in the Pacific Rim are returning to normal following some previous delays due to the business disruptions caused by the SARS outbreak.

Service revenue reflects an increase in service contracts being written due to on-going emphasis of the sale of extended service contracts.  Non-warranty service revenue has been below prior year for the last two quarters due to a temporary shortage of service representatives.

The Company continues to develop its New Leaf Personal Exercise products that are currently targeting weight-loss consumers through fitness clubs and other delivery sites.

Gross Margin

Gross margin percentage increased to 42.8% of revenue for the three months ended July 31, 2003 compared to 38.5% for the same period in 2002.  For the nine months ended July 31, gross margin percentage increased to 42.8% in 2003 from 40.6% in 2002.  Although overall gross margins have increased in 2003 compared to 2002 due to improved manufacturing efficiencies, gross margin percentages for 2003 have been negatively affected by the fresh start accounting rules that required the Company to write up its inventory to fair market value at October 31, 2002, rather than carrying inventory at the lower of cost or market.  As a result, the Company increased the carrying value of its inventory by $59,000 at October 31, 2002.  In addition, the Company was required to record the direct and incremental cost of fulfilling its obligations associated with customer service contracts existing at October 31, 2002.  Consequently, deferred income was reduced by $224,000 at October 31, 2002.

As the Company’s inventory and deferred income turn during fiscal year 2003, the fresh start adjustments for inventory and deferred income have negatively affected the Company’s gross margin.  The impact of the October 31, 2002 fresh-start accounting adjustments resulted in decreases in gross margin of $37,000 and $246,000 for the three and nine months ended July 31, 2003, respectively.  As a result, the corresponding gross margin percentages were negatively affected by 0.8% during the third quarter and 1.8% for the nine months ended July 31, 2003.  Consequently, without these adjustments, the underlying gross margin rates would have been 43.6% and 44.6% for the three and nine months ended July 31, 2003, respectively.  Gross margins will continue to be negatively affected by the October 31, 2002 fresh start accounting adjustments by a total of $37,000 for the remainder of 2003.  The fresh start accounting adjustments had no impact, however, on the Company’s cash flow.

Selling and Marketing

Third quarter selling and marketing expenses increased 7.2% to $1.4 million for the three months ended July 31, 2003 compared to $1.3 million in 2002.  For the nine months ended July 31, selling and marketing expenses increased 5.8% to $4.1 million in 2003 from $3.9 million in 2002.  The increases for both the three and nine months ended July 31, 2003 are due primarily to increased commissions associated with increased revenue and an overall increase in selling and marketing personnel costs offset somewhat by lower customer demonstration expenses and lower costs for trade shows.  Moreover, the Company has continued to focus on selling and marketing its New Leaf personal exercise products.

General and Administrative

General and administrative expenses decreased by 10.4% to $597,000 for the three months ended July 31, 2003 compared to $666,000 in 2002.  For the nine months ended July 31, general and administrative expenses of $1.9 million in 2003 were comparable to 2002.  Expenses for both the three and nine months ended July 31, 2003 reflect reduced professional fees and directors’ expenses that are generally offset by increased personnel expenses.

Research and Development

Research and development expenses increased 43.8% to $420,000 for the three months ended July 31, 2003 compared to $292,000 in 2002.  For the nine months ended July 31, research and development expenses increased 17.2% to $1.2 million in 2003 from $1.0 million in 2002.  The Company’s research and development costs are focused on developing additional cardiorespiratory diagnostic products.  The increase in research and development expenses for the three and nine months ended July 31, 2003 is due the Company’s discontinuance of capitalizing a portion of its software development costs, which is slightly offset by lower personnel costs during the first quarter.  The Company’s previous focus on the conversion and consolidation of software platforms was substantially completed in October 2002.  Costs of $108,000 and $318,000 were capitalized as part of the Company’s proprietary software for the three and nine months ended July 31, 2002 while none were capitalized during the nine months ended July 31, 2003.

Amortization of Intangibles

Amortization of intangibles increased to $206,000 from $180,000 for the three months ended July 31, 2003 and 2002, respectively.  For the nine months ended July 31, 2003, amortization expenses were $618,000 compared to $595,000 for the same period in 2002.  Amortization expenses resulting from fresh start accounting are somewhat higher than those that were incurred prior to the revaluation of intangible assets at October 31, 2002.

Other Income (Expense)

Interest income for the three months ended July 31, 2003 increased to $6,000 from $2,000 in 2002.  For the nine months ended July 31, interest income increased to $24,000 in 2003 from $12,000 in 2002.  The increase in interest income reflects an increase in excess cash balances available for short-term investment.

There was no interest expense for the three or nine months ended July 31, 2003 compared to $197,000 and $1.2 million for 2002.  Under the Joint Plan of Reorganization, all of the Company’s Senior Convertible Notes due April 2003 were converted into common stock of the Company upon emergence from bankruptcy.

Loss From Discontinued Operations

The Company recorded $50,000 of expense for self-insured retention in the quarter ended July 31, 2003.  The insurance cost is associated with a claim for reimbursement of costs related to ICD’s formerly manufactured by the Company that were experiencing premature battery depletion.  For additional details, see Note 8, Notice for Indemnification, Notes to Consolidated Financial Statements in this Form 10-QSB.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, through revenue from license agreements for patented ICD technology and through the use of cash balances.

The Company had cash of $3.6 million and working capital of $6.6 million as of July 31, 2003 compared to cash of $4.4 million and working capital of $7.5 million at October 31, 2002.  During the nine months ended July 31, 2003, the Company used $827,000 in cash for operating activities, primarily as a result of its net loss of $1.9 million, which was offset by $1.1 million of depreciation and amortization.  In addition, the Company used cash for increases of $628,000 and $198,000 in accounts receivable and prepaid expenses and other current assets, respectively, as well as a decrease of $269,000 in other liabilities and accrued expenses.  These uses of cash were partially offset with cash generated by a $455,000 decrease in inventories as well as increases of $159,000, $250,000 and $247,000 in accounts payable, accrued employee compensation and deferred income, respectively.

During the nine months ended July 31, 2003, the Company used $34,000 in cash for investing activities to purchase property and equipment.

The Company has no material commitments for capital expenditures for the remainder of fiscal year 2003.

As a result of the Company’s October 25, 2002 emergence from bankruptcy and the resulting conversion of debt to equity and its cash of $3.6 million, the Company believes that its liquidity and capital resource needs for the next twelve months will be met through its current cash and cash equivalents, cash flows from operations and working capital.

Other Commitments

The Company has made various financial commitments in the ordinary course of conducting its business operations.  The following table summarizes all significant commitments:

(Amounts in thousands) Description	Three months ending October 31, 2003	2004	2005	2006	2007 & Thereafter
Minimum lease payments	$81	$220	$13	$11	$9
Minimum royalty payments for sales of AeroSport products	25	100	100	100	—
	$106	$320	$113	$111	$9

Item 3.  Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Richard E. Jahnke, and Chief Financial Officer, Dale H. Johnson, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)                                  Changes in Internal Controls

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On May 15, 2003, the Company held its Annual Meeting of Shareholders.  At the meeting, the following actions were taken:

Election of Directors

The following persons were elected to the Company’s Board of Directors, receiving the votes set forth opposite their names:

Name	Votes For	Votes Withheld
Arnold A. Angeloni	2,100,098	162,983
Richard E. Jahnke	2,099,392	163,689
John C. Penn	2,100,120	162,961
Jeffrey T. Schmitz	2,100,060	163,021

Approval of Employee Stock Purchase Plan

The shareholders adopted the Angeion Corporation 2003 Employee Stock Purchase Plan by the following vote:

For	1,488,272
Against	3,408
Abstain	2,779
Broker Nonvote	768,622

Approve of an Amendment to the Angeion Corporation 2002 Stock Option Plan.

The shareholders approved an amendment to the Angeion Corporation 2002 Stock Option Plan to increase from 100,000 to 250,000 the number of shares of common stock underlying options that can be granted during any fiscal year to any person.  The amendment was approved by the following vote:

For	1,323,056
Against	168,201
Abstain	3,202
Broker Nonvote	768,622

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are included herein:

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

(b)                                 Reports on Form 8-K.

On May 15, 2003, the Company filed a Current Report on Form 8-K dated May 14, 2003 reporting under Item 9, Regulation FD Disclosure.  The Company reported that its President and Chief Executive Officer, Richard E. Jahnke, presented a slide presentation at the Company’s Annual Meeting of Shareholders, which provided information about the Company, its products, industry and prospects.

On June 4, 2003, the Company filed a Current Report on Form 8-K dated June 3, 2003 reporting under Item 9, Regulation FD Disclosure.  The Company reported that it had filed a press release on June 3, 2003 that disclosed material non-public information regarding its results of operations for the three and six months ended April 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date:	September 12, 2003	/s/ Richard E. Jahnke
Richard E. Jahnke
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 12, 2003	/s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer
(Chief Accounting Officer)