Form 10KSB
period 2003-10-31
ANGEION CORP/MN
filed 2004-01-30
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20509

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Fiscal Year Ended October 31, 2003.

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

Yes    ☒                            No    ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

The issuer’s revenues for the year ended October 31, 2003 were $18,712,000.

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer as of January 5, 2004 was approximately $5,096,000, based upon the closing sale price for the issuer’s common stock on that date as reported by the Nasdaq SmallCap Market.

There were 3,597,638 shares of the issuer’s Common Stock, $0.10 par value per share, outstanding as of January 5, 2004.

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

In November 2002, Angeion changed its fiscal year from December 31 to October 31.  The audited financial statements in this Form 10-KSB cover the year ended October 31, 2003 and the ten-month transition period ended October 31, 2002.  Unless the context otherwise provides, all reference to years cover those fiscal periods.  To facilitate understanding of the Company’s results of operations, the Company has also included in Management’s Discussion and Analysis of this Form 10-KSB unaudited results of operations for the twelve months ended October 31, 2002 and the ten months ended October 31, 2001.

(a)                                  General Development of Business.

Events Prior to 2000

Angeion Corporation was incorporated in Minnesota during May 1986 for the purpose of developing, manufacturing and selling medical products.  The Company initially used its engineering and manufacturing technologies to custom design and manufacture products to customers’ specifications, while it devoted its research and development capabilities to designing proprietary products.  In July 1988, Angeion merged with Verde Ventures Incorporated, a public company organized in March 1987 that had no operations at the time of the merger.  Verde Ventures Incorporated, the surviving legal entity, changed its name to Angeion Corporation and continued the business of the pre-merger Angeion Corporation.

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

2001 Developments.

On January 16, 2001, the Company announced that its Medical Graphics subsidiary was adding the Personal Digital Coach to its cardiorespiratory products.  The Personal Digital Coach is a proprietary device that provides verbal feedback to the user regarding exercise intensity.  The Company announced that it would market this new product to the cardiac rehabilitation, fitness club and weight loss industries through an exclusive OEM distribution agreement with Newlife Technologies Corp., a privately held Virginia corporation.

During the summer of 2001, the Company introduced the New Leaf brand as the umbrella brand name for its planned family of health and fitness products to be marketed to consumers through health and fitness clubs, cardiac rehabilitation centers, weight loss centers and other retail outlets.  At that time, the Company introduced the first product to carry the New Leaf brand, the New Leaf Personal Exercise System.  The product provides the consumer with a personalized exercise plan based on an assessment of the individual’s level of fitness and metabolism.  The assessment is performed at a health club or fitness center equipped with one of the Company’s VO2 assessment systems.  The participating consumer must purchase a kit containing the single user materials required for the VO2 assessment and, optionally, a Personal Digital Coach that is then programmed with the user’s exercise plan and provides verbal coaching during exercise to help the user exercise at the correct intensity level to achieve the desired results.

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

On September 19, 2002, the Company entered into a Settlement and License Agreement (“Settlement Agreement”) with Biotronik, Inc. (“Biotronik”) under which the Company granted to Biotronik a perpetual, non-exclusive license to use the Company’s cardiac stimulation technology.  In return, Biotronik agreed to pay the Company $4,000,000 in cash.  As a result, the Company recorded license revenue of $2,900,000 relating to the Settlement Agreement, which is net of the related transaction expenses of $1,100,000.

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

Under the Bylaws, for a period of three years after the end of the fiscal year in which the Plan was confirmed or until November 1, 2005, no purchase of the Company’s common stock may be made by any beneficial owner of 5% or greater of the Company’s common stock (or any person who would become a 5% or greater owner as a result of the purchase), unless the transfer is approved in advance by the Company’s Board of Directors.  Further, each person that was a beneficial owner of 5% or greater of the Company’s common stock immediately following confirmation of the Plan is prohibited from transferring more then 60% of the holder’s common stock during the two year period after confirmation, unless the transfer is approved in advance by the Board of Directors.

As of June 17, 2002, the date the Chapter 11 petition was filed with the Court, there were 3,594,627 shares of the Company’s common stock issued and outstanding (the “Old Common Stock”).  Under the Plan, all of the Company’s Old Common Stock and all existing options and warrants to purchase the Company’s Old Common Stock were canceled.  To effectuate the Plan, the Company issued a total of 3,594,433 shares of its common stock (i) upon conversion of the Notes and (ii) in replacement of the Old Common Stock (the “Replacement Common Stock”).  The difference between the 3,594,433 shares actually issued under the Plan and the 3,594,627 shares outstanding as of June 17, 2002 reflects a reduction of 194 shares representing fractional shares that were not issued.

Under the Plan, each holder of the Company’s Notes and each holder of certain other unsecured claims received the holder’s pro rata share of 95% of the Replacement Common Stock.  Each holder of the Company’s Old Common Stock received a pro rata share of 5% of the Replacement Common Stock and one common stock purchase warrant for each share of Replacement Common Stock (the “New Warrants”).  For each 20 shares of common stock owned prior to the Plan confirmation date, shareholders received one Share of Replacement Common Stock and one New Warrant to purchase one share of Replacement Common Stock at $7.79 per share.  The New Warrants expire on October 31, 2007 and are subject to redemption by the Company for $.01 per Warrant at any time after January 1, 2004, if the closing price of the common stock exceeds $9.73 (subject to adjustment) for ten consecutive trading days after January 1, 2004.

The Company also reserved 600,000 shares of its Replacement Common Stock for issuance upon exercise of stock options to be issued to employees pursuant to the Angeion Corporation 2002 Stock Option Plan.  The 2002 Stock Option Plan provides, however, that options to purchase no more than 359,463 shares of the Company’s common stock may be issued during the first two years after confirmation of the Plan without approval of the Designee of the Creditors Committee.

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

2003 Developments.

Notice for Indemnification.

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

ELA Medical subsequently provided notice on June 18, 2003 for indemnification by Angeion for replacement of the ICD’s pursuant to Supply Agreements under which Angeion had manufactured and sold the ICDs to ELA Medical and to a Joint Venture of which ELA Medical was a member.  ELA Medical has advised Angeion that ELA Medical has been regularly monitoring explantations of the Products in patients and compiling an assessment of the costs borne by ELA Medical, including, without limitation, the costs of (i) locating and contacting patients and customers, (ii) explantation of the recalled Products and implantation of replacement devices, and (iii) replacement devices for all recalled Products through June 30, 2003.  Moreover, ELA Medical (i) provided additional information regarding cost breakdown and (ii) included copies of analysis reports for initial explanted devices, and (iii) provided notice of a potential claim made by the family of a deceased patient who was implanted with the recalled ICD in question.  ELA Medical reported that between June 6, 2002 and June 30, 2003, a total of 111 explantations have occurred (excluding the first 14 explantations previously reported) and that all of the associated costs and expenses were borne by ELA Medical.  ELA Medical estimated that it had suffered costs in excess of 1,090,044 euros (approximately $1,276,000 at October 31, 2003) through June 30, 2003.  ELA Medical indicated that it would compile information regarding any additional costs as they become available and would advise Angeion accordingly.  ELA Medical has advised Angeion that 226 devices remain implanted in patients.

The Company has insurance policies aggregating $50 million of product liability insurance coverage, subject to $50,000 self-insured retention per occurrence, $500,000 aggregate, which expire on May 11, 2004.  The Company has conducted a preliminary investigation into the cause of the premature battery failure and has tentatively determined that an integrated circuit chip is the single cause of the premature battery depletion in the units.  Based on the language of its insurance policies, the Company believes that the battery failure is a single occurrence within the meaning of the insurance coverage and that therefore; the applicable self-retention is $50,000.  Although one insurance carrier has raised the issue whether this is a single or multiple occurrences and has asserted each explantation is an occurrence, the Company believes that the failures were due to one occurrence and has advised the carrier accordingly.  There can be no assurance, however, that a more thorough investigation might not result in additional facts that support other causes of the premature battery depletion.  In addition, there can be no assurance that the insurance carrier will agree with the Company’s analysis.

The Company believes that although it has some liability to ELA Medical, for several reasons, it is not liable to ELA Medical for the entire amount alleged.  The Company further believes that a certain portion of the amount expended by ELA Medical may not be covered by insurance.  The Company currently believes that the amount of its potential liability to ELA Medical ranges from $991,000 to $1,276,000 and has recorded a liability of $991,000 at October 31, 2003.  The Company also believes it is probable that at least $756,000 of any claims ultimately paid to ELA Medical are recoverable under existing insurance policies.  As a result, the Company recorded a loss of $235,000 to reflect its liability associated with this claim.  This loss is net of probable insurance recoveries and includes other expenses associated with the claim.

The ultimate amount of both the liability due to ELA Medical and the amount recoverable from the insurance carriers is subject to future development and additional information.  The amounts currently estimated for the claim and associated expenses as well as the probable insurance recovery are based on data provided by ELA Medical for explanations that occurred through June 30, 2003 and other information related to the cause of the battery depletion.  Since 226 devices remain implanted in patients at June 30, 2003, the amount of the claim may increase.  While it is not possible to predict the ultimate amount of the claim or the associated expenses, the Company believes that if the amount of the claim increases, the amount recoverable from the insurance company would also increase.  In addition, the Company’s liability insurance coverage for claims associated with its ICD products expires on May 11, 2004.  The Company may incur additional expenses, which could be substantial, in connection with any purchase of insurance allowing an additional claims reporting period.

Technology License Agreement.

On September 10, 2003, the Company entered into a Technology License Agreement with EPM Development Systems Corporation, d/b/a Newlife (“Newlife”), under which the Company obtained from Newlife a license related to the design and manufacture of talking heart rate monitors.  In return for the license, the Company made a nonrefundable payment of $100,000 and further agreed to pay royalties ranging from $4.00 to $10.00 for each unit sold.  The royalties for certain units are limited to the greater of $5.00 for each unit sold within three years or $50,000.  Royalties covering the remaining units are limited to $2,000,000 at which time the license becomes fully paid up.  There were no royalty expenses incurred under this agreement during the year ended October 31, 2003.  The Company markets these talking heart rate monitors as Personal Digital Coaches under the New Leaf weight loss family of products.

(b)                                  Financial Information about Industry Segments.

The Company operates in a single industry segment: the research, development, manufacture and marketing of medical devices and fitness related products, including non-invasive cardiorespiratory diagnostic systems.

(c)                                  Narrative Description of Business.

General

Angeion, through its Medical Graphics Corporation subsidiary, designs non-invasive cardiorespiratory diagnostic systems under the “MedGraphics” trade name that assist health care professionals in the prevention, early detection and cost-effective treatment of heart and lung disease.  Primary MedGraphics products include pulmonary function and cardiopulmonary exercise (“CPX”) testing systems.  MedGraphics cardiorespiratory systems operate with its proprietary BreezeSuite Windows NT/2000/XP compatible software, which is designed to be simple and easy-to-use while at the same time, provide the flexibility to address the specific needs of hospitals, clinics and physician offices.  This software provides a common platform for all MedGraphics cardiorespiratory products.  All MedGraphics’ products, except for certain OEM products, are sold with a personal computer, full color monitor, printer and other peripherals.

The Company also sells health and fitness products under the New Leaf brand to consumers through health and fitness clubs, personal training studios, weight loss centers and other retail outlets.  The product provides the consumer with a personalized exercise plan based on an assessment of the individual’s level of fitness and metabolism.  The assessment is performed at a health club or personal training studio equipped with one of the Company’s VO2 assessment systems.  The participating consumer must purchase a kit containing the single user materials required for the VO2 assessment and, optionally, a Personal Digital Coach that is then programmed with the user’s exercise plan and provides verbal coaching during exercise to help the user exercise at the correct intensity level to achieve the desired results.

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

All MedGraphics pulmonary function products use the preVent pneumotach, a patented disposable mouthpiece/flow measurement device that eliminates concern over the transmission of infectious diseases.  The preVent gives all MedGraphics products the capability to perform spirometry, a test that measures the flow rates, volumes (capacities) and mechanical properties of the lung.  MedGraphics pulmonary function products use a patented “expert system,” Pulmonary Consult, to assist physicians in the interpretation of test results.  Additionally, the Profiler hardware module is designed for use as a component of the Elite Body Plethysmography system to maximize manufacturing economies of scale.

Spirometry.  The CPF-S/D, MedGraphics’ top-of-the-line spirometry system, is comprised of a flow measurement module that is operated through a personal computer (“PC”).  The CPF-S/D can serve as a platform that can be upgraded to either a complete pulmonary function or cardiopulmonary exercise system.  Additionally, Medical Graphics markets the SpiroCard, an OEM product that provides a Type II PCMIA interface to a handheld PC or laptop PC that, when combined with MedGraphics’ proprietary Breeze SC software yields a compact and low-cost yet fully featured spirometer.

Complete Pulmonary Function Systems.  The Profiler Series comprises MedGraphics’ Complete Pulmonary Function systems.  The Profiler is a desktop or cart-mounted module that performs non-invasive assessment of an individual’s volumes (capacities), pressures, gas diffusion and mechanical properties in the lung.  The Profiler series uses a patented disposable patient circuit to enhance infection control.

Capabilities available with the Profiler Series systems include:

Profiler DL.  The Profiler DL performs spirometry and also measures how efficiently the lungs can transfer oxygen into the bloodstream.  The Profiler DL measures this lung function by using a gas chromatograph that measures gas concentrations before the patient inhales a “test gas” mixture and after the patient breathes the gas out.  This is referred to as diffusion or “diffusing capacity” testing.

Profiler DX.  The Profiler DX has all the abilities of the Profiler DL, plus the additional ability to measure the total volume of air in the lungs.  This is done with a patented gas analyzer that measures the amount of nitrogen in a person’s breath.

The Profiler systems’ compact design and mobility option attract a wide variety of customers, including pulmonary laboratories in hospitals, clinics, physician offices, occupational medicine clinics, asthma centers and clinical research centers.

Body Plethysmograph Systems.  The Elite Series comprises MedGraphics’ body plethysmograph systems.  A body plethysmograph is an enclosed metal and clear acrylic chamber that offers the most sensitive method for measuring lung function.  The patient sits inside the chamber and undergoes diagnostic pulmonary function tests.

Elite D.  The Elite D performs spirometry, measures the total volume of air in the lungs and the resistance to airflow in the airways of a person’s lungs.

Elite DL.  The Elite DL performs the same tests as the Elite D, and performs the diffusion test in the same manner as the Profiler DL.

Elite DX.  The Elite DX performs all the tests as an Elite DL, and adds the lung volume test from the Profiler DX.

The Elite Series systems applications include diagnosing lung diseases (especially asthma), managing treatment, assessing the surgical risk of lung transplant and lung reduction candidates and evaluating the impact of diseases, such as neuromuscular disease, on breathing.  The system’s design optimizes patient comfort with a clear-view acrylic enclosure and allows testing of a broad population including pediatric patients and individuals in wheelchairs.

Cardiopulmonary Exercise Testing Systems.  MedGraphics’ cardiopulmonary exercise (“CPX”) testing systems measure fitness or conditioning levels as well as help physicians diagnose heart and lung diseases.  This is accomplished by measuring the concentrations of oxygen and carbon dioxide in a person’s lungs and assessing how these concentrations change as a person exercises on a bike or treadmill.  The gas concentrations of a person at rest can also be measured to determine nutritional requirements of critically ill patients or individuals wishing to assess the number of calories burned per day, which is termed “metabolic rate.”  This measurement is known as “metabolic assessment” and is marked by Medical Graphics as the MAX option.  The CPX systems measure each breath using a patented breath-by-breath methodology.  These CPX systems use the same patented preVent pneumotach as the pulmonary function systems.  Medical Graphic’s cardiopulmonary exercise systems also include a patented oxygen analyzer and a carbon dioxide analyzer.  Medical Graphics holds several patents relating to gas sampling and data reporting, including two expert system software packages for evaluating the information obtained from cardiopulmonary exercise assessments.

The CPX Series is sold in several different configurations:

CPX/D.  The basic exercise testing system is a CPX/D, which measures an individual’s fitness level while exercising and ability to perform work (functional capacity) or activities of daily living (ADL).

CCM/D.  The basic metabolic assessment system is a CCM/D that measures the nutritional requirements of a patient at rest.

CPX/MAX/D.  A CPX/MAX/D is a CPX/D with the metabolic assessment option added.

The CPX/D, CCM/D, and CPX/MAX/D systems all use the same base hardware platform and are differentiated primarily by software.

CardiO2.  A CardiO2 is a CPX/D with an integrated 12-lead electrocardiogram stress option added.  The electrocardiogram, which measures heart functions, is generally referred to as an ECG.

CardiO2/MAX/D.  A CardiO2/MAX/D is a CPX/D with an integrated 12-lead ECG and the metabolic assessment option.

VO 2000.  The VO 2000 is a portable/ambulatory version that is about twice the size of a typical portable CD player and can transmit data via telemetry.  In addition to all of the uses for CPX, applications for these portable and wearable products include assessment of work capacity in occupational medicine and physical therapy as well as field training of amateur and elite athletes during participation in their actual events.  The VO 2000 is a key component of the Company’s New Leaf Personal Exercise System health and fitness product.

The CPX/D can also be used in conjunction with other manufacturers’ stand-alone ECG systems.

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

Manufacturing

Medical Graphics currently manufactures and assembles all major analyzer components of its pulmonary systems including a waveform analyzer, flow board, gas sample lines, gas chromatograph, nitrogen analyzer and oxygen analyzer.  Sheet metal, electrical components and some measurement devices are purchased from outside vendors and are tested, assembled and packaged by Medical Graphics personnel into fully integrated systems.  Medical Graphics also acquires general-purpose computers, monitors and printers from a variety of sources and integrates its proprietary transducer modules into these systems.  Medical Graphics acquires its cycle ergometers and treadmills from third parties.  Although some of Medical Graphics’ components are purchased from only one or a limited number of suppliers, Medical Graphics believes that if it were unable to obtain components from these suppliers, it would be able to obtain comparable components from other sources without significant additional expense or interruption of business.

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

Medical Graphics markets its products outside the United States through independent distributors.  During 2003, Medical Graphics used approximately 50 distributors to sell its products into 60 countries.  These distributors typically carry a limited inventory of MedGraphics products and sell these products in specific geographic areas, generally on an exclusive basis.  International sales accounted for 15.9% and 16.6% of total sales for the year ended October 31, 2003 and for the ten months ended October 31, 2002, respectively.  All of Medical Graphics’ international sales are made on a United States dollar-denominated basis to distributors.

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

Research and Development

During 2002 and 2001, the Pulmonary and Gas Exchange software products were combined into one software platform now called BreezeSuite.  Research and development expenses during 2002 reflected the Company’s efforts to eliminate reliance on Microsoft Office Pro and the related costs associated with on-going maintenance.  During 2003, the Company introduced two new Windows NT/2000 BreezeSuite software products.  In addition, Medical Graphics is continuing to add product improvements designed to enhance product reliability and improve margins as well as to migrate to newer operating platforms such as Windows XP and newer development tools such as .Net.  Medical Graphics is also developing new products targeted for new growth markets, including products that will be marketed under the New Leaf brand.  The Company believes ongoing research and development efforts have been and will remain important to its continuing success.

Research and development expenses were $1,538,000 for the year ended October 31, 2003 and $1,030,000 for the ten months ended October 31, 2002.  Since the previous focus on the conversion and consolidation of software platforms was substantially completed in October 2002, the Company no longer capitalizes a portion of its software development costs.  Research and development expenses that have been capitalized as part of the Company’s proprietary software were $350,000 for the ten months ended October 31, 2002 while none were capitalized during 2003.

Intellectual Property

Patents and trademarks are critical in the medical device industry.  The Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs.  The Company also relies upon trade secrets and proprietary know-how.

Angeion owns over 100 patents related to ICD technology while its Medical Graphics subsidiary relies on a combination of patent, trademark and trade secret laws to establish proprietary rights in its products.  Medical Graphics currently owns 24 United States patents and is actively developing and obtaining additional patents.  These patents cover the various aspects of Medical Graphics’ core technologies, including gas analysis, pressure and flow measurement, breath-by-breath assessment of gas exchange data analysis and expert system software.  Also, the New Leaf business employs various Medical Graphics patents in its business model.  In addition, Medical Graphics has a number of foreign patents with respect to technologies covered by its United States patents.

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

United States patents filed on or after June 8, 1995 have a term of 20 years from the date on which the application for the patent was filed.  Domestic patents in force on June 8, 1995 and patents issued on applications filed prior to June 8, 1995 automatically have a term that is the greater of the twenty year term from the date of filing above or 17 years from the patent grant.

Both Angeion and Medical Graphics also own registered trademarks and have applied for other trademarks in the U.S. and certain foreign countries.  Medical Graphics owns and actively enforces an array of related copyrights and trademarks.  These include but are not limited to:  Medgraphics, preVent Pneumotach, BreathPath, BreezeSuite, CPX/D, CCM/D, CardiO2, CPX/Express, 1085/DX, Elite/Dx,

Elite/DL, PF/Dx, Profiler/Dx, Profiler/DL, CPF-S/D, Pulmonary Consult, Exercise Consult, KnowledgeNet and various Logos.

Similarly, New Leaf trademarks and copyrights include but are not limited to:  New Leaf, ExerSmart, ExerScript, PDC Personal Digital Coach, PAS Personal Assessment System, and various Logos.

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

Angeion has also entered into a number of license agreements over the past several years under which it has licensed its ICD technology to third parties.  Angeion intends to continue to protect its intellectual technology and if appropriate to seek license agreements from third parties that utilize the Company’s technology.

The Company has also entered into a Technology License Agreement under which it obtained a license related to the design and manufacture of talking heart rate monitors.  This license represents the technology for the Company’s New Leaf Personal Digital Coach.

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

Many Class I devices have been exempted from pre-market notification requirements by the FDA.  The same types of controls the FDA has used on devices since the passage of the Act in 1938 can adequately regulate these products.  These “general controls” include provisions related to labeling, producer registration, defect notification, records and reports and good manufacturing practices.  The more comprehensive Quality System Regulation (“QSR”) has replaced the good manufacturing practice regulation.  As noted below, QSRs include implementation of quality assurance programs, written manufacturing specifications and processing procedures, written distribution procedures and record keeping requirements.

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

The Company is subject to certain FDA regulations governing manufacturing practices, labels, packaging, defective products and complaints about its products.  The FDA has authority to inspect the Company’s facilities to ensure compliance with the Act and regulations thereunder.  Failure to comply with these regulations could have a material adverse effect on the Company’s business, financial condition and results of operations.  Further, the FDA regulates the export of medical devices that have not been approved or cleared for marketing in the United States.

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

Employees

As of October 31, 2003, the Company had 117 full-time and 3 part-time employees, including 30 in sales and marketing, 31 in customer support, education and field service, 32 in engineering, materials and manufacturing, 10 in research, development and regulatory, and 14 engaged in finance and administration.  No employees are represented by a collective bargaining agreement and the Company has not experienced any work stoppage.  Management believes that relations with its employees are good.

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

Certain Risk Factors

History of Recent Losses.  During the year ended October 31, 2003 and the ten months ended October 31, 2002, the Company incurred losses of $2,599,000 and $1,579,000, respectively.  The Company’s bankruptcy restructuring eliminated over $1,500,000 in annual cash requirements to make interest payments for debt service associated with its $20,198,000 debt, which was converted to equity in the Chapter 11 Bankruptcy.  While the Company believes that its existing cash is adequate to support operations for the next 18 to 24 months or more, the Company must ultimately achieve profitability or obtain additional financing to be able to meet its future cash flow requirements, and there can be no assurance that it will do so.

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

The Company has received a claim for indemnification from ELA Medical, Inc. for expenses incurred by ELA Medical in connection with ICDs formerly manufactured by the Company.  Although the Company believes its product liability insurance covers the potential liability associated with the ELA Medical claim, subject to applicable self-retention, there can be no assurance that the Company will not be subject to other claims in the future.  During the year ended October 31, 2003, the Company recorded a loss of $235,000 to reflect its liability to ELA Medical for expenses associated with a claim for reimbursement of costs related to ICD’s formerly manufactured by the Company that were experiencing premature battery depletion.  This loss is net of probable insurance recoveries and includes other expenses associated with the claim.  See Note 16, “Discontinued Operations, Contingencies” in Notes to Consolidated Financial Statements in this Form 10-KSB.

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

Dependence upon New Products.  The Company has previously announced that it intended to focus a significant portion of its resources on the weight loss, cardiac rehabilitation and disease prevention markets, which are a logical extension of its core cardiorespiratory systems business.  The Company’s future success will be dependent, in part, upon its ability to successfully identify and introduce new products and services into the weight loss, cardiac rehabilitation and disease prevention markets.  In developing new products, it will incur additional research and development and marketing expenses.  The Company’s success will depend upon cost effective development of new products for its cardiorespiratory markets.  There can be no assurance that revenues, if any, from new products will be sufficient to recoup the Company’s expenses in development and marketing any new product.  Moreover, there is no assurance that the Company can manufacture these new products at a cost, or sell the new products at a price, that will result in an acceptable rate of return for the Company.  Market acceptance of these new products may be slow or customers may not accept the new products at all.  If the Company cannot successfully develop and market new products, its financial performance and results of operations will be adversely affected.

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

Nasdaq SmallCap Market.  Angeion’s common stock is traded on the Nasdaq SmallCap Market.  Under the rules for continued inclusion on the Nasdaq SmallCap Market, the Company must maintain a minimum bid price of $1.00 for its common stock and must maintain a minimum of $1.0 million in market value of its publicly held shares.  Although the Company has been in compliance with the Nasdaq minimum bid requirements since December 2002, the Company can give no assurance that it will be able to meet the requirements for continued listing on the Nasdaq SmallCap Market in the future.

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

Under the Bylaws, for a period of three years after the end of the fiscal year in which the Reorganization Plan is confirmed or until November 1, 2005, no purchase of the Company’s common stock may be made by any beneficial owner of 5% or greater of the Company’s common stock (or any person who would become a 5% or greater owner as a result of the purchase), unless the transfer is approved in advance by the Company’s Board of Directors.  Further, each person that was a beneficial owner of 5% or greater of the Company’s common stock immediately following confirmation of the Plan is prohibited from transferring more than 60% of the holder’s common stock during the two year period after confirmation, unless the transfer is approved in advance by the Board of Directors.

The Company has also entered into agreements with certain executive officers that provide for certain benefits upon a change of control.

Item 2.  Description of Property.

The Company currently leases a 52,254 square foot building for its office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota.  The building is also the location of the Company’s Medical Graphics subsidiary.  The building lease for the Company’s present office and manufacturing space expires in June 2004.  The Company has entered into a new lease for the same building that expires in June 2009.  Annual rental costs will be approximately $301,000 in fiscal year 2004.  Rent expense was $297,000 for the year ended October 31, 2003 and $287,000 for the ten months ended October 31, 2002.

The Company previously leased space in Brooklyn Park, Minnesota that served as office, manufacturing and warehouse space for its discontinued ICD business.  At October 31, 2002, the Company remained liable for $148,000 in payments under the lease while the sublessor was obligated to the Company for future rental payments aggregating $71,000 through June 30, 2003.  Rent payments for office and production space used in the discontinued ICD manufacturing business were $77,000 for the year ended October 31, 2003 and $258,000 for the ten months ended October 31, 2002.  The Company no longer has any obligations under this lease.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Nasdaq SmallCap Market under the symbol “ANGN.”  The prices below are the high and low sales prices as reported by the Nasdaq SmallCap Market for each quarter of FY 2003 and 2002

Due to conversion of the Company’s $20,198,000 of Notes to equity on October 25, 2002, and the resulting new capital structure, prices of the Company’s common stock before and after that event will not be comparable.

Angeion Common Stock Prices

Fiscal Years	High	Low
2003
Fourth quarter	$2.45	$1.25
Third quarter	2.49	0.65
Second quarter	1.45	0.65
First quarter	5.00	0.25

2002
Fourth quarter	.30	0.02
Third quarter	.57	0.05
Second quarter	.75	0.31
First quarter	1.04	0.45

As of January 2004, approximately 678 persons held the Company’s common stock of record.  In addition, nominees for approximately 5,500 shareholders held a number of shares in street name.

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its operations and does not anticipate paying any cash dividends in the future.

Equity Compensation Plan Information

The following table provides information as of October 31, 2003 with respect to the shares of the Company’s common stock that may be issued under its equity compensation plan.  The Company has one equity compensation plan, its 2002 Stock Option Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	373,800	$5.79	226,200

Recent Sales of Unregistered Securities

The Company had no unregistered sales of equity securities during the quarter ended October 31, 2003.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any equity securities during the quarter ended October 31, 2003.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company, through its Medical Graphics Corporation subsidiary, designs non-invasive diagnostic systems under the “MedGraphics” trade name that assist health care professionals in the prevention, early detection and cost-effective treatment of heart and lung disease.  It also markets a version of some of these products under the New Leaf® brand to health and fitness clubs and personal trainers to assist them in developing exercise programs to help their clients meet their personal goals.  Revenues consist of equipment and supply sales and service revenues.  Equipment and supply sales reflect sales of Medical Graphics’ non-invasive cardiorespiratory diagnostic equipment, sales of New Leaf health and fitness products, and aftermarket sales of peripherals and supplies.  Service revenues reflect contract revenues from extended service contracts, non-warranty service visits and training.  Total revenue was $18.7 million and $16.8 million for the years ended October 31, 2003 and 2002, respectively.

The Company’s primary objectives for 2003 included continuing to improve sales and profits from the cardiorespiratory diagnostic products, and establishing scalable methods to increase the number of fitness clubs and training studios offering the New Leaf products to their clients as well as increase client participation at those locations.  In addition, the Company began programs to strengthen both its MedGraphics brand and New Leaf brand product offerings.

The year 2003 was positive for the Company’s cardiorespiratory products in both the United States and international markets.  Demand from domestic customers remained relatively good throughout the year resulting in four quarters of revenue growth with a total year increase of 16.9% over 2002.  International demand got off to slow start, continuing the softness that was experienced in the second half of 2002, but began recovering during the third quarter and had a strong fourth quarter resulting in a modest 1.7% total year increase over 2002.  Revenue for international customers was being compared to some relatively weak prior year quarters during the second half of 2003.

During 2003 the Company identified potential growth opportunities within both our domestic and international cardiorespiratory markets for some new products using new technology that is proprietary to Medical Graphics.  In March 2003, it began development of these new products in earnest.  The first of these new products was introduced in the first quarter of 2004 and other products are scheduled for release during the second half of the year.  The Company will be announcing these new products to its customers as they are introduced.

The Company also gained some traction in establishing a foundation for its New Leaf fitness products during 2003.  It successfully established a number of pilot installations in four fitness club chain organizations, positioning them to roll the New Leaf program out to other locations during the second half of 2004.  It also developed successful promotional programs to introduce the New Leaf products to personal training studios and will continue these programs on a target city basis during 2004.

During the past year, the Company made significant improvements in the New Leaf software used in making metabolic measurements during exercise, including the development of a weight loss training program.  This new weight loss training program creates a specific 12-week exercise plan for a client based on the client’s individual metabolic profile, level of fitness, weight loss goals and amount of time available for exercising.  By combining the exercise program with the Company’s online nutrition education module it is able to offer a weight management program that uniquely addresses both the calories consumed (diet) and calories burned (exercise) elements of weight management.  This combination has been an important element of some successful consumer “pull through” promotions that will be refined and expanded during 2004 to increase client participation at facilities that offer the New Leaf products.

Finally, throughout 2003, the New Leaf program contended with both the availability and quality of the personal digital coach product as the vendor that supplied that product struggled to implement effective manufacturing quality control procedures.  As a result, the Company entered into a Technology License Agreement in September 2003 under which the Company assumed the responsibility for all manufacturing of that product.  Consequently, the Company believes that the delivery and quality problems will be brought under control during the first half of 2004.

Looking back, virtually all of FY 2002 was devoted to resolution of repayment of the $20,198,000 in Notes that were due in April 2003.  Those efforts culminated on October 24, 2002, when the Bankruptcy Court entered an order confirming the Company’s Plan of Reorganization.  The Plan became effective on October 25, 2002, the first business day after the date of confirmation.  Under the Plan, each holder of the Company’s Notes and each holder of certain other unsecured claims received the holder’s pro rata share of 95% of the Replacement Common Stock.  Each holder of the Company’s Old Common Stock received a pro rata share of 5% of the Replacement Common Stock and one common stock purchase warrant for each share of Replacement Common Stock.  The debt restructuring took place under a Chapter 11 Bankruptcy filing to avoid impairment of the Company’s then existing $125 million tax loss carryover.  The conversion of debt to equity together with the receipt of $2.9 million in cash from a Settlement Agreement to use the Company’s cardiac stimulation technology allowed the Company to emerge from Bankruptcy with over $4.4 million in cash, no debt and approximately $18.0 million in shareholders’ equity.

During 2003, The Company received a notice for indemnification by Angeion for replacement of certain ICD’s pursuant to previous agreements with ELA Medical.  See PART I, Item 1(a), “2003 Developments” of this Form 10-KSB for further discussion of that matter.

The following paragraphs discuss the Company’s performance for the year ended October 31, 2003 compared to 2002 and for the ten months ended October 31, 2002 compared to the same period for 2001.

Results of Operations

The following table summarizes selected financial data relating to the operations of the Company.  Data for the year ended October 31, 2003 and for the ten months ended October 31, 2002 are derived from the audited financial statements of the Company.  The financial data for the year ended October 31, 2002 and for the ten months ended October 31, 2001 are derived from the unaudited financial statements of the Company.  The unaudited financial data is presented for comparative purposes as a result of the Company’s change in year-end from December 31 to October 31 in 2002.

	Year Ended October 31,		Ten Months Ended October 31,
(000’s omitted)	2003	2002	2002	2001
Revenue	$18,712	$16,838	$13,402	$13,230

Gross margin	8,110	6,955	5,393	5,525
Gross margin percentage	43.3%	41.3%	40.2%	41.8%

Operating expenses:
Selling and marketing	5,581	5,362	4,266	4,187
General and administrative	2,722	2,414	1,952	2,476
Research and development	1,538	1,290	1,030	1,363
Amortization of intangibles	847	811	636	1,016
Impairment loss on intangible assets	—	1,085	1,085	—
Reorganization items	—	128	128	—
	10,688	11,090	9,097	9,042

Operating loss	(2,578)	(4,135)	(3,704)	(3,517)
Licensing revenue, net	—	2,900	2,900	—
Interest income	29	15	10	165
Interest expense	—	(1,217)	(877)	(1,701)

Loss before taxes	(2,549)	(2,437)	(1,671)	(5,053)
Benefit for income taxes	—	(92)	(92)	—

Loss from continuing operations	(2,549)	(2,345)	(1,579)	(5,053)

Loss from discontinued operations	(235)	(678)	—	(29)

Net loss	$(2,784)	$(3,023)	$(1,579)	$(5,082)

Year Ended October 31, 2003 Compared to 2002

Revenues.  Total revenue increased by 11.1% to $18.7 million from $16.8 million for the year ended October 31, 2003 and 2002, respectively.  Domestic product revenue increased by 16.9% to $12.7 million in 2003 compared to $10.9 million in 2002.  Internationally, product revenue increased 1.7% to $3.0 million in 2003 from $2.9 million in 2002.  Service revenue was $3.0 million for both 2003 and 2002.

Domestic product revenue for 2003 reflected a relatively strong customer order rate that the Company experienced throughout the year.  While domestic customer interest in placing new equipment orders has remained good, these same customers are continuing to exercise caution in making capital expenditures due to the overall uncertainty of the United States economy.

Compared to prior year, international product revenue for 2003 turned positive during the last six months to finish slightly ahead of 2002.  European customers are delaying capital expenditures unless there is a clear immediate need although the weakened U.S. Dollar compared to the Euro has improved the business climate in Europe.  Latin America continues to suffer from very weak economies and devaluating currencies with no immediate recovery anticipated.  Equipment orders from customers in the Pacific Rim are returning to normal following some previous delays due to the business disruptions caused by the SARS outbreak.

The Company continues to develop its New Leaf Personal Exercise products that are currently targeting weight-loss consumers through personal trainer studios, fitness clubs and other delivery sites.  Revenues from these products are not yet significant.

Gross Margin.  Gross margin percentage increased to 43.3% of revenue for the year ended October 31, 2003 compared to 41.3% for the same period in 2002.  Although overall gross margins have increased in 2003 compared to 2002 due to improved manufacturing efficiencies, gross margin percentages for 2003 were negatively affected by the fresh start accounting rules.  Those rules required the Company to write up its inventory to fair market value at October 31, 2002, rather than carrying inventory at the lower of cost or market, and also required the Company to record the direct and incremental cost of fulfilling its obligations associated with customer service contracts existing at October 31, 2002.  As a result, the Company increased the carrying value of its inventory by $59,000 and reduced deferred income by $224,000 at October 31, 2002.

As the Company’s inventory and deferred income turned over during fiscal year 2003, the fresh start adjustments for inventory and deferred income negatively affected gross margin.  The impact of the October 31, 2002 fresh-start accounting adjustments resulted in a decrease in gross margin of $283,000 or 1.5% for the year ended October 31, 2003.  Consequently, without these adjustments, the underlying gross margin rate would have been 44.8% for 2003.  The fresh start accounting adjustments had no impact, however, on the Company’s cash flow and will not affect gross margins for 2004.

Selling and Marketing.  Total selling and marketing expenses increased 4.1% to $5.6 million for the year ended October 31, 2003 compared to $5.4 million in 2002.  The increase is due primarily to increased commissions associated with increased revenue and an overall increase in selling and marketing personnel costs offset somewhat by lower customer demonstration expenses and lower costs for trade shows.  Moreover, the Company has continued to focus on selling and marketing its New Leaf personal exercise products.

General and Administrative.  General and administrative expenses increased 12.8% to $2.7 million in 2003 compared to $2.4 million in 2002.  The increase in general and administrative expenses is due to increased personnel expenses somewhat offset by reduced professional fees.

Research and Development.  Research and development expenses increased 19.2% to $1.5 million in 2003 from $1.3 million in 2002.  The Company’s research and development costs are focused on developing additional cardiorespiratory diagnostic products.  The increase in research and development expenses for 2003 is due the Company’s discontinuance of capitalizing a portion of its software development costs, which is somewhat offset by lower personnel costs.  The Company’s previous focus on the conversion and consolidation of software platforms was substantially completed in October 2002.  Software development costs of $431,000 were capitalized as part of the Company’s proprietary software for the twelve months ended October 31, 2002 while none were capitalized during 2003.  The Company expects research and development expenses to increase by 8% to 12% during 2004.

Amortization of Intangibles.  Amortization of intangibles for the year ended October 31, 2003 was $847,000 compared to $811,000 for the same period in 2002.  Amortization expenses resulting from fresh start accounting are somewhat higher than those that were incurred prior to the revaluation of intangible assets at October 31, 2002.

Impairment Loss on Intangible Assets.  On June 30, 2002, the Company reduced the value of its investment in INTERXVENT by $1,085,000 to $325,000.  See Note 8, “Intangible Assets,” Notes to Consolidated Financial Statements in this Form 10-KSB.

Reorganization Items.  Fresh start reporting required that professional fees and similar types of expenditures directly relating to the Chapter 11 proceeding be expensed as incurred and reported as reorganization items.  The Company recognized $128,000 of expenses constituting reorganization items during the year ended October 31, 2002.

Licensing Revenue, net.  Licensing revenue, net for 2002 of $2.9 million represents a cash payment for a Settlement Agreement in which the Company granted Biotronik a perpetual, non-exclusive license to use its cardiac stimulation technology.  See Note 17, “License for Proprietary Technology,” Notes to Consolidated Financial Statements in this Form 10-KSB.

Interest Income.  Interest income increased to $29,000 in 2003 from $15,000 in 2002.  The increase in interest income reflects an increase in excess cash balances available for short-term investment.

Interest Expense.  There was no interest expense for the year ended October 31, 2003 compared to $1.2 million for 2002.  Under the Joint Plan of Reorganization, all of the Company’s Senior Convertible Notes due April 2003 were converted into common stock upon emergence from bankruptcy.

Loss From Discontinued Operations.  During the year ended October 31, 2003, the Company recorded a loss of $235,000 to reflect its liability to ELA Medical for expenses associated with a claim for reimbursement of costs related to ICD’s formerly manufactured by the Company that were experiencing premature battery depletion.  This loss is net of probable insurance recoveries and includes other expenses associated with the claim.  For additional details, see Note 16, “Discontinued Operations,” Notes to Consolidated Financial Statements in this Form 10-QSB.

The loss from discontinued operations for 2002 is represented primarily by the future rental obligations, net of sublease revenue, of the building that was leased for the Company’s discontinued ICD manufacturing business.

Ten Months Ended October 31, 2002 Compared to 2001

Revenue.  Total revenue increased by $172,000 or 1.3% to $13,402,000 from $13,230,000 for the ten months ended October 31, 2002 and 2001, respectively.  Domestic product revenue increased by $405,000 or 4.9% to $8,594,000 in 2002 compared to $8,189,000 in 2001.  International product revenue decreased by $660,000 or 22.9% to $2,224,000 in 2002 compared to $2,884,000 in 2001.  Service revenue increased by $427,000 or 19.8% to $2,584,000 in 2002 compared to $2,157,000 in 2001.

The Company believes that during 2002, domestic customers’ interest in placing new system orders continued to improve but that its domestic customers also continued to exercise caution in making capital expenditures due to the overall uncertainty of the United States economy.

The Company continued to develop its New Leaf Personal Exercise products that are targeting weight-loss consumers through fitness clubs and other delivery sites.

Two reasons drove the decline in international revenue.  First, European customers were acting like United States customers and delayed capital expenses unless there was a clear immediate need.  Second, sales to Latin American customers continued to suffer from very weak economies and devaluating currencies.

The service revenue increase was primarily due to an increase in the number of service contracts that the Company had sold and non-warranty service calls.  The Company placed an emphasis on the sale of those service contracts.  In addition, the increase in non-warranty service call income reflected both increased fees and improved efficiencies in field service.

Gross Margin.  Gross margin percentage decreased 1.6 percentage points to 40.2% from 41.8% of revenue for the ten months ended October 31, 2002 and 2001, respectively.  The gross margin decrease is due to labor costs associated with revising certain product specifications.  These additional labor costs were generally incurred during the first six months of 2002.  Margins improved during the last part of 2002.

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

General and Administrative.  General and administrative expenses decreased $524,000 or 21.2% to $1,952,000 for the ten months ended October 31, 2002 compared to $2,476,000 in the comparable 2001 ten-month period.  Prior year expenses include $300,000 paid as part of a settlement agreement that resolved the on-going litigation with U.S. Bank National Association, as Trustee for the holders of the Company’s 7-1/2% Senior Convertible Notes.  General and administrative expenses for 2002 also reflect reduced professional fees, directors’ costs and personnel costs.

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

Impairment Loss on Intangible Assets.  The Company purchased a perpetual license for existing INTERXVENT technology to be revised in the form of a self-help program.  Since completion of the self-help program has been delayed and therefore was not introduced to the market, the Company evaluated the recoverability of its investment and determined that it was impaired.  The Company reduced the value of its investment by $1,085,000 to $325,000 at June 30, 2002.  See Note 8, “Intangible Assets,” Notes to consolidated Financial Statements in this Form 10-KSB.

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
$128

Licensing Revenue, net.  Licensing revenue, net of $2,900,000 represents a cash payment for a Settlement Agreement in which the Company granted Biotronik a perpetual, non-exclusive license to use its cardiac stimulation technology.  See Note 17, “License for Proprietary Technology,” Notes to Consolidated Financial Statements in this Form 10-KSB.

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

The Company had cash of $3.6 million and working capital of $6.1 million as of October 31, 2003.  During the year ended October 31, 2003, the Company used $734,000 in cash from continuing operations, primarily as a result of its net loss of $2.8 million, which was offset by $1.5 million of depreciation and amortization.  Cash was generated by a decrease of $696,000 in inventories as well as increases of $598,000 and $285,000 in employee compensation and deferred income, respectively.  In addition, the Company used cash for increases of $742,000 and $139,000 in accounts receivable and prepaid expenses and other current assets, respectively, as well as a decrease of $426,000 in accrued expenses.

During the year ended October 31, 2003, the Company used $112,000 in cash for investing activities.  Cash was used to invest $100,000 in a Technology License Agreement for talking heart rate monitors and to purchase $12,000 of property and equipment.

The Company has no material commitments for capital expenditures for fiscal year 2004.

The Company’s liability insurance coverage for claims associated with its ICD products expires on May 11, 2004.  The Company may incur additional expenses, which could be substantial, in connection with any purchase of insurance allowing an additional claims reporting period.

The Company believes that its liquidity and capital resource needs for fiscal year 2004 will be met through its current cash and cash equivalents, cash flows from operations and working capital.

Other Commitments.

The Company has made various financial commitments in the ordinary course of conducting its business operations.  Although these commitments are more fully discussed in the Notes to Consolidated Financial Statements, we are summarizing all of our significant commitments in the following table:

Description, (in thousands)	2004	2005	2006	2007	2008 & Thereafter

Minimum lease payments	$315	$298	$303	$314	$524
Minimum royalty payments for sales of AeroSport products	100	100	100	17	—
	$415	$398	$403	$331	$524

Critical Accounting Policies

Significant accounting policies adopted and applied by the Company are summarized in Note 3, Notes to Consolidated Financial Statements, which is included in this Form 10-KSB.  Some of the more critical policies include revenue recognition, allowance for doubtful accounts, legal proceedings and claims and intangible assets.  The Company’s policies for these items are discussed in the following paragraphs.

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.  Customer purchase orders are generally used to determine the existence of an arrangement while shipping documents are used to verify transfer of title and service reports are used to verify that services have been provided.  Collectibility is based primarily on the creditworthiness of the customer, which is determined by credit checks and analysis as well as customer payment history.  Service contract revenue is generally deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to four years.  Deferred income associated with service contracts was $1.1 million and $800,000 as of October 31, 2003 and 2002, respectively.

When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the consideration from an arrangement is allocated to each respective element based on its relative fair value and recognized as revenue when revenue recognition criteria for each element are met.  Fair value for each element is established based on sales prices charged as well as other historical evidence of value.

Allowance for Doubtful Accounts.  The Company establishes estimates of the uncollectibility of accounts receivable.  Management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables.  A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.  The Company’s accounts receivable balance was $3,429,000, net of an allowance for doubtful accounts of $428,000 at October 31, 2003.

Legal Proceedings and Claims.  The Company’s core activities relate to the development, manufacture and sale of medical and fitness related products.  In the past, the Company manufactured ICD’s, which are medical products that are surgically implanted in patients.

From time to time, the Company may become subject to various legal proceedings or claims, the outcomes of which are subject to significant uncertainty.  SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred.  The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  Changes in these factors could materially affect the Company’s financial position or results of operations.

In connection with a claim for indemnification from ELA Medical, Inc., as discussed in Note 16, “Discontinued Operations,” Notes to Consolidated Financial Statements, the Company has established a liability that it currently believes to reflect an obligation to ELA Medical.  The Company believes that substantially all of the amounts for which it has indemnified ELA Medical will be covered by insurance and has established a receivable to reflect the probable insurance recoveries.  Based upon the Company’s analysis of the insurance policies, it has established a reserve of $50,000 for insurance self-retention.  The Company has based both the liability and the probable receivable upon its review of the claim, the facts surrounding the claim and the language of the insurance policies, including the C0ompany’s belief that there was a single cause for the battery failure in the ICD.  Although the insurance carrier has asserted that the battery failure represents multiple occurrences, the Company believes the language of the policies supports its position.  As the Company determines addition facts concerning the claim and continues to work ELA Medical and the insurance carriers, the analysis may change.  The Company’s estimates regarding legal proceedings and claims are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported.

Impairment of Long-Lived Assets.  The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset.  Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company adopted the provisions of SFAS No. 146 on January 1, 2003.  SFAS No. 146 will have an impact on the Company if there are any restructuring activities.

In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables.  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting).  In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately.  EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  EITF 00-21 does not change otherwise applicable revenue recognition criteria.  EITF 00-21 became effective for the Company on July 1, 2003 and has not had an impact on the Company’s current revenue recognition policy.

Item 7.  Financial Statements.

The Board of Directors and Shareholders

Angeion Corporation:

We have audited the accompanying consolidated balance sheets of Angeion Corporation and subsidiaries as of October 31, 2003 and 2002 (successor company), and the related consolidated statements of operations, cash flows, and shareholders’ equity for the year ended October 31, 2003 (successor company) and for the ten months ended October 31, 2002 (predecessor company).  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angeion Corporation and subsidiaries as of October 31, 2003 and 2002, and the results of their operations and cash flows for the year ended October 31, 2003 and for the ten months ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 4 to the consolidated financial statements, effective upon confirmation of the Company’s Plan of Reorganization being approved by the United States Bankruptcy Court, the Company adopted the provisions of Statement of Position 90-7 for fresh-start reporting as of October 31, 2002.

/s/ KPMG LLP

Minneapolis, Minnesota
November 26, 2003, except as to Note 16, which is as of January 26, 2004

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
October 31, 2003 and 2002

(in thousands except share and per share data)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$3,588	$4,434
Accounts receivable, net of allowance for doubtful accounts of $428 and $312, respectively	3,429	2,687
Inventories	2,774	3,470
Current assets of discontinued operations	756	—
Prepaid expenses and other current assets	262	123
Total current assets	10,809	10,714

Property and equipment, net	1,565	2,164
Intangible assets, net	7,503	8,250
	$19,877	$21,128

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,027	$964
Employee compensation	1,037	439
Deferred income	1,096	811
Warranty reserve	133	111
Current liabilities of discontinued operations	991	—
Other liabilities and accrued expenses	471	897
Total current liabilities	4,755	3,222

Shareholders’ equity:
Common stock, $0.10 par value. Authorized 25,000,000 shares; issued and outstanding, 3,594,433 shares	359	359
Additional paid-in capital	17,547	17,547
Accumulated deficit	(2,784)	—
Total shareholders’ equity	15,122	17,906

Commitments and contingencies (Notes 11, 16, 18 and 19)
	$19,877	$21,128

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands except per share amounts)

	Successor Company Year Ended October 31, 2003	Predecessor Company Ten Months Ended October 31, 2002
Revenues:
Equipment and supply sales	$15,719	$10,818
Service revenue	2,993	2,584
	18,712	13,402
Cost of goods sold:
Cost of equipment and supply sales	9,882	7,536
Cost of service revenue	720	473
	10,602	8,009
Gross margin	8,110	5,393

Operating expenses:
Selling and marketing	5,581	4,266
General and administrative	2,722	1,952
Research and development	1,538	1,030
Amortization of intangibles	847	636
Impairment loss on intangible assets	—	1,085
Reorganization items	—	128
	10,688	9,097

Operating loss	(2,578)	(3,704)
Other income (expense):
Licensing revenue, net	—	2,900
Interest income	29	10
Interest expense	—	(877)

Loss before taxes	(2,549)	(1,671)
Benefit for taxes	—	(92)
Net loss from continuing operations	(2,549)	(1,579)

Loss from discontinued operations	(235)	—

Net loss	$(2,784)	$(1,579)

Net loss per share - basic and diluted
Continuing operations	$(0.71)	$(0.44)
Discontinued operations	$(0.06)	—
Net loss	$(0.77)	$(0.44)
Weighted average common shares outstanding
Basic and diluted	3,594	3,594

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Successor Company Twelve Months Ended October 31, 2003	Predecessor Company Ten Months Ended October 31, 2002
Cash Flows From Operating Activities:
Net loss	$(2,784)	$(1,579)
Loss from discontinued operations	235	—
Reorganization items	—	128
Depreciation	611	499
Amortization	847	636
Impairment loss on intangible assets	—	1,085
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(742)	1,581
Inventories	696	734
Prepaid expenses and other current assets	(139)	249
Accounts payable	63	22
Employee compensation	598	(219)
Deferred income	285	18
Warranty reserve	22	(30)
Accrued expenses	(426)	654
Net cash provided by (used in) continuing operations	(734)	3,778
Net cash used in discontinued operations	—	(262)
Net cash provided by (used in) operating activities	(734)	3,516

Cash Flows From Investing Activities:
Purchase of property and equipment	(12)	(36)
Purchase of perpetual license	(100)	(70)
Investment in proprietary software and trademarks	—	(350)
Net cash used in continuing operations	(112)	(456)
Net cash provided by discontinued operations	—	13
Net cash used in investing activities	(112)	(443)

Net increase (decrease) in cash and cash equivalents	(846)	3,073

Cash and cash equivalents at beginning of period	4,434	1,361

Cash and cash equivalents at end of period	$3,588	$4,434

Cash paid for interest	$—	$—
Cash received for taxes	—	92
Significant non-cash transactions:
See fresh-start adjustments, Note 4	—	—

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Number of shares	Par value

Predecessor Company
Balances at December 31, 2001	3,595	$36	$124,011	$(123,613)	$434

Retire all Old Common Stock	(3,595)	(36)	36	—	—
Issue Replacement Common Stock	3,595	359	(359)	—	—
Capitalize Senior Convertible Notes, interest and certain other unsecured claims	—	—	21,266	—	21,266
Net loss	—	—	—	(1,579)	(1,579)
Fresh start accounting adjustments	—	—	(2,215)	—	(2,215)
Eliminate accumulated deficit balance	—	—	(125,192)	125,192	—

Successor Company
Balances at October 31, 2002	3,595	$359	$17,547	$—	$17,906

Net loss	—	—	—	(2,784)	(2,784)

Balances at October 31, 2003	3,595	$359	$17,547	$(2,784)	$15,122

See accompanying notes to consolidated financial statements

Angeion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2003 and 2002

(1)                                 Description of Business

The consolidated financial statements include the accounts of Angeion Corporation and its wholly owned subsidiaries, Medical Graphics Corporation, its only operating subsidiary, and Medical Graphics Corporation, GmbH.  All inter-company transactions and balances have been eliminated in consolidation.

Angeion Corporation (the “Company”) develops, manufactures and markets noninvasive cardio-respiratory diagnostic systems used in the management and improvement of cardio-respiratory health.  The Company has also introduced a line of health and fitness products, many of which are derived from Medical Graphics’ technologies.  These products, marketed under the New Leaf Health and Fitness Brand, help consumers effectively manage their weight and improve their fitness.  Revenues consist of product sales and service revenues.  Product sales reflect sales of Medical Graphics’ non-invasive cardiorespiratory diagnostic systems, health and fitness products and aftermarket sales of peripherals and supplies.  Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

Historically, Angeion Corporation had developed, manufactured and distributed products for the treatment of cardiac arrhythmia patients.  During March 2000, the Company’s board of directors decided to discontinue that historical business.  See Note 16, “Discontinued Operations.”

(2)                                 Reorganization

On June 17, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota, Third Division (the “Court”) under case number 02-32260.  The filing was done jointly with the holders of the Company’s 7 1/2% Senior Convertible Notes due 2003 and included a jointly submitted Plan of Reorganization (the “Plan”).  The transaction was implemented as a Chapter 11 Bankruptcy filing for the purpose of enabling the Company and the note holders to accomplish the restructuring in a controlled manner and to enable the Company to retain a net operating loss carry forward of approximately $128 million out of the $133 million pre bankruptcy net operating loss carry forward.  During the bankruptcy period, the Company continued to operate as debtor-in-possession.  As debtor-in-possession, the Company operated as an ongoing business, but could not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.  The Company’s subsidiary, Medical Graphics Corporation, was not part of the Chapter 11 filing and continued to do business as usual during the bankruptcy period.

On October 24, 2002, the Court entered an order confirming the Joint Modified Plan of Reorganization dated September 4, 2002.  The Plan became effective on the first business day after the date of confirmation, which was October 25, 2002.

As of June 17, 2002, the date the petition was filed with the Court, there were 3,594,627 shares of the Company’s common stock issued and outstanding (the “Old Common Stock”).  As a result of the Plan, all of the Company’s Old Common Stock was canceled and all options and warrants to purchase the Company’s Old Common Stock existing as of the petition date were canceled.  To effectuate the Plan, the Company issued 3,594,433 shares of its common stock (i) upon conversion of the Notes and other obligations to equity and (ii) in replacement of the Old Common Stock (the “Replacement Common Stock”).  The difference between the 3,594,433 shares actually issued under the Plan and the 3,594,627 shares outstanding as of June 17, 2002 reflects a reduction of 194 shares representing fractional shares that were not issued under the Plan.

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

Fiscal Year Change

On November 13, 2002, the Company’s Board of Directors changed its fiscal year from December 31 to October 31 to coincide with customer buying patterns of the Medical Graphics’ cardiorespiratory product business as well as the New Leaf health and fitness product business.

Fresh-Start Reporting

The effective date of the Company’s emergence from bankruptcy was October 25, 2002.  For accounting purposes, the Company adopted fresh-start reporting in accordance with SOP 90-7 as of October 31, 2002.  In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values.  The Company utilized the assistance of an independent third-party appraiser to determine the fair values of substantially all of the Company’s tangible and intangible assets.

All financial information prior to October 31, 2002 is presented as pertaining to the Predecessor Company while all financial information presented as of and after October 31, 2002 is presented as pertaining to the Successor Company.  Accordingly, the Consolidated Statements of Operations, the

Consolidated Statements of Cash Flows and the Consolidated Statements of Shareholders’ Equity present information pertaining to both the Predecessor Company and Successor Company.  The Consolidated Balance Sheets at October 31, 2003 and 2002 pertain to the Successor Company.  See Note 4, Reorganization and Fresh-Start Reporting Adjustments, for discussion of reorganization and fresh-start reporting adjustments made to the Consolidated Balance Sheet at October 31, 2002.  Tabular presentations in these Notes to Consolidated Financial Statements that include operations for the ten months ended October 31, 2002 relate to the Predecessor Company.

Cash and Cash Equivalents

Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase.  At October 31, 2003, cash equivalents consisted of checking accounts and money market funds.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on a first in, first out basis.  Upon the adoption of SOP 90-7, the basis for Successor Company inventories at October 31, 2002 was adjusted to reflect fair values based on an independent appraisal.

Property and Equipment

Property and equipment is carried at cost for the Successor Company.  Upon the adoption of SOP 90-7, the basis for Successor Company property and equipment was adjusted to reflect fair values of the assets based on an independent appraisal.  Equipment, computers and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets that range from three to eight years.  Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term, or the estimated useful life of the asset.  Expenditures for repairs and maintenance are charged to expense as incurred.

Intangible Assets

The following table lists the elements of definite lived intangible assets and the related lives in years over which amortization was computed on a straight-line basis for the Predecessor Company:

Intangible asset	Life
Patents	12
Purchased technology	10
Proprietary software	7
Perpetual license	3

The elements of definite lived intangible assets and the related lives in years over which amortization is computed on a straight-line basis for the Successor Company are listed in the following table:

Intangible asset	Life
Patents	3 and 10
Developed technology	3, 7 and 10

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  See Note 12, “Income Taxes” for discussion of the Company’s valuation allowance.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.  Service contract revenue is generally deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to four years.

When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the consideration from an arrangement is allocated to each respective element based on its relative fair value and recognized as revenue when revenue recognition criteria for each element are met.  Fair value for each element is established based on sales prices charged as well as other historical evidence of value.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average shares outstanding during the reporting period.  Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options or warrants, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  All potentially dilutive common shares were excluded from the calculation because they were anti-dilutive for all periods presented.

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

(In thousands, except per share amounts)	Year Ended October 31, 2003	Ten Months Ended October 31, 2002
Net loss:
As reported	$(2,784)	$(1,579)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(359)	(153)
Pro forma	(3,143)	(1,732)
Net loss per share - basic and diluted
As reported	(0.77)	(0.44)
Pro forma	$(0.87)	$(0.48)

The estimated per share weighted-average fair value of all stock options granted during the year ended October 31, 2003 was $5.89 as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the respective periods:

	Year Ended October 31, 2003	Year Ended December 31, 2001
Risk-free interest rate	3.93%	4.75%
Expected volatility factor	170.82%	174.62
Expected dividend	—	—
Expected option term	7 years	7 years

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset.  Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities made in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Estimates include accounts receivable, product warranty and inventory reserves, and depreciable lives of property, equipment and intangible assets.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company adopted the provisions of SFAS No. 146 on January 1, 2003.  SFAS No. 146 will have an impact on the Company if there are any restructuring activities.

In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables.  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting).  In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately.  EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  EITF 00-21 does not change otherwise applicable revenue recognition criteria.  EITF 00-21 became effective for the Company on July 1, 2003 and has not had an impact on the Company’s current revenue recognition policy.

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

“Fresh start reporting” equity value was determined with the assistance of an independent appraiser.  The methodology employed involved estimation of enterprise value (i.e. the market value of the Corporation’s debt and shareholders’ equity), taking into account a discounted cash flow analysis.  The discounted cash flow analysis was based on five-year cash flow projections prepared by management.  Projected debt-free cash flows were discounted at a weighted average cost of capital of 24.0%.  Terminal value calculation was based on normalized perpetuity cash flows, assuming a growth rate of 4%, reflecting 1.5% real growth and 2.5% inflation.

The five-year cash flow projections were based on estimates and assumptions about circumstances and events that had not yet taken place.  Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including, but not limited to, those with respect to the future courses of the Company’s business activity.  Accordingly, there will usually be differences between projected and actual results because events and circumstances frequently do not occur as expected, and those differences may be material.

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

Angeion Corporation and Subsidiaries

Condensed Consolidated Balance Sheet

October 31, 2002

(in thousands)

	Predecessor Company	Reorgan- ization Adjustments		Fresh Start Reporting Adjustments		Successor Company
Assets
Current assets:
Cash and cash equivalents	$4,434	$		$		$4,434
Accounts receivable	2,687					2,687
Inventories	3,411			59	(d)	3,470
Prepaid expenses and other current assets	123					123
Total current assets	10,655	—		59		10,714
Property and equipment	899			1,265	(e)	2,164
Intangible assets	10,078			(1,828	)(f)	8,250
Goodwill	1,935			(1,935	)(g)	—
	$23,567	$—		$(2,439)		$21,128

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$964	$		$		$964
Deferred income	1,035			(224	)(h)	811
Accrued liabilities	1,447					1,447
Total current liabilities not subject to compromise	3,446	—		(224)		3,222
Current liabilities subject to compromise	21,266	(21,266	)(a)			—
Total current liabilities	24,712	(21,266)		(224)		3,222
Shareholders’ equity (deficit)
Common stock	36	323	(b)			359
Additional paid-in capital	124,011	20,943	(c)	(127,407	)(i)	17,547
Accumulated deficit	(125,192)			125,192	(j)	—
Total shareholders’ equity (deficit)	(1,145)	21,266		(2,215)		17,906
	$23,567	$—		$(2,439)		$21,128

Explanations for the Reorganization Adjustments and Fresh Start Reporting Adjustments are keyed to the following paragraphs:

a)              This identifies current liabilities subject to compromise including $20,198,000 of the Company’s 7 1/2% Senior Convertible Notes due April 2003, $1,017,000 in unpaid interest on the Notes and certain other unsecured liabilities for $51,000.  The note holders and holders of certain other unsecured claims received Replacement Common Stock in accordance with the Plan.

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

f)                Intangible assets have been adjusted to reflect their fair values as determined with the assistance of an independent appraisal.  See Note 8, Intangible Assets.

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

(5)                                 Reorganization Items

Reorganization (income) expenses included in the accompanying Consolidated Statement of Operations consist of the following items:

(In thousands)	Ten Months Ended October 31, 2002
Professional fees	$262
Write-down of equipment held for sale	63
Mailings to shareholders and note holders	60
Endorsement to Directors’ & Officers’ insurance	35
Gain from reduction of future rental obligations (Note 11)	(292)
$128

(6)                                 Inventories

Inventories for the Successor Company consisted of the following at October 31, 2003 and 2002:

(In thousands)	2003	2002
Raw materials	$1,121	$1,286
Work-in process	44	365
Finished goods	1,609	1,819
	$2,774	$3,470

(7)                                 Property and Equipment

Property and equipment for the Successor Company consisted of the following at October 31, 2003 and 2002:

(In thousands)	2003	2002
Furniture and fixtures	$1,169	$1,133
Equipment	510	534
Leasehold improvements	497	497
	2,176	2,164
Less: accumulated depreciation	(611)	—
	$1,565	$2,164

(8)                                 Intangible Assets

The Company had purchased a perpetual license agreement for existing INTERXVENT technology to be revised in the form of a self-help program.  Since completion of the self-help program had been delayed and therefore not introduced to the market, the Company evaluated the recoverability of its investment and determined that it was impaired.  The Company reduced the value of its investment by $1,085,000 to $325,000 at June 30, 2002.  The impairment review was based on a discounted cash flow approach that uses estimates for revenues and expenses as well as an appropriate discount rate.  The estimates used for the review were consistent with the plans and estimates being used to manage the underlying business.

As discussed in Note 4, “Reorganization and Fresh Start Reporting Adjustments,” the Company adopted fresh-start reporting as described in SOP 90-7 under which the Company’s assets were recorded at their respective fair value as of October 31, 2002.  An independent third-party appraiser determined the fair values of the Company’s intangible assets.  Accordingly, all intangible assets were valued at fair value as of the date of fresh-start reporting, October 31, 2002.

Intangible assets for the Successor Company consisted of the following at October 31, 2003 and 2002:

(In thousands)	2003	2002
Intangible assets:
Developed technology	$6,900	$6,800
Patents	450	450
Trade name (unamortized)	1,000	1,000
	8,350	8,250
Amortization:
Developed technology	(779)	—
Patents	(68)	—
	$7,503	$8,250

Amortization expense was $847,000 and $636,000 for the year and ten months ended October 31, 2003 and 2002, respectively.

The intangible assets for the Successor Company are being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years.  Estimated amortization expense for the Successor Company for each of the succeeding fiscal years based on the intangible assets as of October 31, 2003 is as follows:

(In thousands)	Amortization
2004	$951
2005	951
2006	916
2007	779
2008	778
Thereafter	2,128
$6,503

(9)                                 Warranty Reserve

Sales of the Company’s equipment are subject to a warranty.  Equipment warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty expenses are evaluated and adjusted periodically.  Warranty provisions and expenses for the year ended October 31, 2003 and the ten months ended October 31, 2002 were as follows:

(In thousands)	Warranty Reserve
Balance December 31, 2001	$141
Warranty provisions	144
Warranty expenses	(174)

Balance October 31, 2002	111
Warranty provisions	237
Warranty expenses	(215)
Balance October 31, 2003	$133

(10)                          Shareholders’ Equity

Common Stock and Warrants

As of June 17, 2002, the date the petition was filed with the Court, there were 3,594,627 shares of the Company’s Old Common Stock issued and outstanding.  As a result of the Plan, all of the Company’s Old Common Stock was canceled and all options and warrants to purchase the Company’s Old Common Stock existing as of the petition date were canceled.  To effectuate the Plan, the Company issued 3,594,433 shares of its common stock (i) upon conversion of the Notes and other obligations to equity and (ii) in replacement of the Old Common Stock (the “Replacement Common Stock”).  The difference between the 3,594,433 shares actually issued under the Plan and the 3,594,627 shares outstanding as of June 17, 2002 reflects a reduction of 194 shares representing fractional shares that were not issued under the Plan.

Under the Plan, each holder of the Company’s Notes and each holder of certain other unsecured claims received such holder’s pro rata share of 95% of the Replacement Common Stock.  Each holder of the Company’s Old Common Stock received a pro rata share of 5% of the Replacement Common Stock and one common stock purchase warrant for each share of Replacement Common Stock (the “New Warrants”).  For each 20 shares of Old Common Stock owned prior to the Plan confirmation date, shareholders received one share of Replacement Common Stock and one New Warrant to purchase one share of Replacement Common Stock.  The New Warrants expire on October 31, 2007 and are subject to redemption by the Company under certain circumstances.  The exercise price of the New Warrants is $7.79 per share.  At October 31, 2003, there were 179,731 New Warrants outstanding.

Stock Options

Under the Plan, all options and warrants to purchase the Company’s Old Common Stock existing as of the petition date were canceled.  At October 31, 2002, there were no options to purchase the Company’s Replacement Common Stock outstanding.

The Reorganization Plan authorized the Angeion Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”).  The Company has reserved 600,000 shares of its Replacement Common Stock for issuance upon exercise of stock options to be issued to employees under the 2002 Stock Option Plan.  During 2003, the Company granted options to purchase 373,800 shares of common stock at a weighted average price of $5.79 per share.  None of these options were exercised.  The Company did not grant any stock options outside of the 2002 Stock Option Plan.

The 2002 Stock Option Plan provides that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than 100% of the fair market value of the stock at date of grant.  All options expire no later than ten years from date of grant.  A summary of the status of the Company’s 2002 Stock Option Plan and previous stock option plans as of October 31, 2003 and 2002 and the changes during the periods ended on those dates is presented below:

	Shares	Weighted Average Price
Outstanding at December 31, 2001	678,626	$2.06
Granted	—	—
Exercised	—	—
Expired or canceled	(678,626)	2.06

Outstanding at October 31, 2002	—	—
Granted	373,800	5.79
Exercised	—	—
Expired or canceled	—	—

Outstanding at October 31, 2003	373,800	$5.79

(11)                          Leases

The Company leases office and manufacturing space, and various office accessories.  The building lease for the Company’s present office and manufacturing space expires in June 2004.  The Company has entered into a new lease for the same building that expires in June 2009.  Lease expenses were $297,000 for the year ended October 31, 2003 and $287,000 for the ten months ended October 31, 2002.

Bankruptcy law empowers a debtor-in-possession to assume or reject executory contracts and unexpired leases and limits the amount that a landlord may claim.  The Company previously leased space in Brooklyn Park, Minnesota that served as office, manufacturing and warehouse space for its discontinued ICD business.  In May 2000, the Company entered into an agreement that terminated its future rental obligations for approximately 64% of its Brooklyn Park space in exchange for a payment of $476,000.  In early 2002, the Company signed a sublease for the balance of the leased Brooklyn Park building.  The Company negotiated an amendment with the landlord to the lease that required the Company to make lease payments subsequent to its filing of the Chapter 11 petition through June 2003, and released the Company from all other obligations.  The Bankruptcy Court approved this amendment on August 21, 2002.  As a result, the Company recognized a $292,000 gain in the third quarter of 2002 by decreasing its liability for future rental obligations.  The gain is included in reorganization items.  Rent expense for office and production space used in the discontinued ICD business was approximately $258,000 for the ten months ended October 31, 2002.

Future minimum lease payments under operating leases in effect at October 31, 2003 are as follows:

Year ended October 31, (In thousands)	Amount
2004	$315
2005	298
2006	303
2007	314
2008	312
Thereafter	211
$1,753

(12)                          Income Taxes

The Company has a federal net operating loss carry-forward at October 31, 2003 of approximately $129,094,000, which is available to reduce income taxes payable in future years.  If not used, this carry forward will expire in years 2004 through 2023.  Approximately $10,000,000 of this carry forward will expire over the next five years.  In addition, the Company has a general business tax credit carry forward of approximately $1,186,000, which is available to reduce future Federal income taxes, if any.  If not used, these carry forwards will expire in years 2004 through 2014.  Approximately $670,000 of the general business tax carry forward will expire over the next five years.  Under the Tax Reform Act of 1986, the utilization of these tax loss and tax credit carry forwards may be limited as a result of significant changes in ownership.

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

The actual tax expense attributable to income from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the net loss as follows:

	Year Ended October 31, 2003	Ten Months Ended October 31, 2002
Federal statutory rate	34.0%	34.0%
Bankruptcy reorganization	0.0	(114.0)
Change in Federal valuation allowance	(33.3)	81.2
Miscellaneous	(0.7)	4.3
Effective income taxes	0.0%	5.5%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

(In thousands)	October 31, 2003	October 31, 2002
Deferred tax assets:
Net operating loss carry-forwards	$50,542	$50,070
General business tax credits	1,186	1,186
Other	587	362
Valuation allowance	(49,955)	(49,006)
Total deferred tax assets	2,360	2,612
Deferred tax liabilities:
Intangible assets	1,869	2,128
Fixed assets	468	463
Other	23	21
Total deferred tax liabilities	2,360	2,612
Net deferred income tax asset (liability)	$0	$0

The valuation allowance for deferred tax assets as of October 31, 2003 and 2002 was $49,955,000 and $49,006,000, respectively.  The total valuation allowance increased $949,000 for the year ended October 31, 2003 and decreased $1,365,000 for the ten months ended October 31, 2002.  In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

(13)                          Employee Benefit Plans

401(k) Savings Plan

Substantially all employees are eligible to participate in the 401(k) Savings Plan (“Savings Plan”).  Employees may make pre-tax voluntary contributions to their individual accounts up to a maximum of 50% of their aggregate compensation, but not more than currently allowable Internal Revenue Service limitations.  The Savings Plan permits matching and discretionary employer contributions.  The Company matches 1% of up to 4% of an employee’s annual compensation.  Company contributions to the Savings Plan were $47,000 for the year ended October 31, 2003 and $39,000 for the ten months ended October 31, 2002.  Employee participants in the Savings Plan may allocate their account balances among 14 different funds available through the Custodian.

Employee Stock Purchase Plan

On May 14, 2003, the Shareholders of the Company adopted the Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) and authorized the issuance of 100,000 shares under the Plan.  The previous Stock Purchase Plan was terminated under the Company’s filing of the Chapter 11 bankruptcy action.  The Stock Plan is available to all employees subject to certain eligibility requirements.  Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period.  The Company did not issue any shares during the year ended October 31, 2003.

(14)                          Reporting Comprehensive Income

The Company’s net loss and comprehensive loss are equivalent and therefore are not presented separately.

(15)                          Segment Reporting

The Company operates in a single industry segment, medical products.  For management purposes, the Company is segmented into two geographic areas.  Net sales for these areas are shown in the following table.

(In thousands)	Year Ended October 31, 2003	Ten Months Ended October 31, 2002
Revenues from unaffiliated customers
United States	$15,740	$11,178
Foreign countries	2,972	2,224
	$18,712	$13,402

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

(In thousands)	Year Ended October 31, 2003	Ten Months Ended October 31, 2002
Revenues	$—	$—

Loss from discontinued operations	$(235)	$—

Lease

The Company was obligated under a lease for approximately 29,000 square feet of office and manufacturing space located in Plymouth/Brooklyn Park, Minnesota.  The Company negotiated an amendment to the lease that required the Company to continue making lease payments subsequent to its filing of the Chapter 11 petition through June 2003, and released the Company from all other obligations.  See Note 11, Leases.

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

ELA Medical subsequently provided notice on June 18, 2003 for indemnification by Angeion for replacement of the ICD’s pursuant to the 1997 Supply Agreements.  ELA Medical has advised Angeion that ELA Medical had been regularly monitoring explantations of the Products in patients and compiling an assessment of the costs borne by ELA Medical, including, without limitation, the costs of (i) locating and contacting patients and customers, (ii) explantation of the recalled Products and implantation of replacement devices, and (iii) replacement devices for all recalled Products through June 30, 2003.  Moreover, ELA Medical (i) provided additional information regarding cost breakdown and (ii) included copies of analysis reports for initial explanted devices, and (iii) provided notice of a potential claim made by the family of a deceased patient who was implanted with the recalled ICD in question.  ELA Medical advised the Company that between June 6, 2002 and June 30, 2003, a total of 111 explantations have occurred (excluding the first 14 explantations previously reported) and that all of the associated costs and expenses were borne by ELA Medical.  ELA Medical estimated that it had suffered costs in excess of 1,090,044 euros (approximately $1,276,000 at October 31, 2003) through June 30, 2003.  ELA Medical indicated that it would compile information regarding any additional costs as they become available and would advise Angeion accordingly.  ELA Medical has advised Angeion that 226 devices remain implanted in patients.

The Company has insurance policies aggregating $50 million of product liability insurance coverage, subject to $50,000 self-insured retention per occurrence, $500,000 aggregate, which expire on May 11, 2004.  The Company has conducted a preliminary investigation into the cause of the premature battery failure and has tentatively determined that an integrated circuit chip is the single cause of the premature battery depletion in the units.  Based on the language of its insurance policies, the Company believes that the battery failure is a single occurrence within the meaning of the insurance coverage and that therefore; the applicable self-retention is $50,000.  Although one insurance carrier has raised the issue whether this is a single or multiple occurrences and has asserted each explantation is an occurrence, the Company believes that the failures were due to one occurrence and has advised the carrier accordingly.  There can be no assurance, however, that a more thorough investigation might not result in additional facts that support other causes of the premature battery depletion.  In addition, there can be no assurance that the insurance carrier will agree with the Company’s analysis.

The Company believes that although it has some liability to ELA Medical, for several reasons, it is not liable to ELA Medical for the entire amount alleged.  The Company further believes that a certain portion of the amount expended by ELA Medical may not be covered by insurance.  The Company currently believes that the amount of its potential liability to ELA Medical ranges from $991,000 to $1,276,000 and has recorded a liability of $991,000 at October 31, 2003.  The Company also believes it is probable that at least $756,000 of any claims ultimately paid to ELA Medical are recoverable under existing insurance policies.  As a result, the Company recorded a loss of $235,000 to reflect its liability associated with this claim.  This loss is net of probable insurance recoveries and includes other expenses associated with the claim.

The ultimate amount of both the liability due to ELA Medical and the amount recoverable from the insurance carriers is subject to future development and additional information.  The amounts currently estimated for the claim and associated expenses as well as the probable insurance recovery are based on data provided by ELA Medical for explanations that occurred through June 30, 2003 and other information related to the cause of the battery depletion.  Since 226 devices remain implanted in patients at June 30, 2003, the amount of the claim may increase.  While it is not possible to predict the ultimate amount of the claim or the associated expenses, the Company believes that if the amount of the claim increases, the amount recoverable from the insurance company would also increase.  In addition, the Company’s liability insurance coverage for claims associated with its ICD products expires on May 11, 2004.  The Company may incur additional expenses, which could be substantial, in connection with any purchase of insurance allowing an additional claims reporting period.

(17)                          License for Proprietary Technology

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

(18)                          Royalty Commitments

In March 2000, the Company agreed to pay royalties to AeroSport, Inc. for net sales of products covered by AeroSport’s patented technology.  The royalties are to be 5% of net sales subject to a minimum royalty of $100,000 per calendar year until December 31, 2006.  The aggregate amount of royalties is limited to $850,000 with a minimum of $700,000.  The Company incurred $100,000 in royalty expenses for the year ended October 31, 2003 and $83,000 for the ten months ended October 31, 2002 related to this commitment.

The Company has an agreement with INTERXVENTUSA, a Georgia corporation engaged in the business of developing and delivering risk assessment and lifestyle management materials and services to patients for improved cardio-vascular health, under which it obtained a perpetual license to use certain INTERXVENTUSA intellectual property as part of a custom developed private label product that is a web enabled self-help lifestyle management program.  The Company agreed to make royalty payments of 15% on all amounts received for the program with a $5.00 per participant minimum applicable to each consumer.  The Company began marketing this new product during FY 2003 under the New Leaf brand and makes it available to all New Leaf Personal Exercise System delivery sites.  The Company incurred $2,000 in royalty expenses for the year ended October 31, 2003 related to this commitment.

On September 10, 2003, the Company entered into a Technology License Agreement with EPM Development Systems Corporation, d/b/a Newlife (“Newlife”), under which the Company obtained from Newlife a license related to the design and manufacture of talking heart rate monitors.  In return for the license, the Company made a nonrefundable payment of $100,000 and further agreed to pay royalties ranging from $4.00 to $10.00 for each unit sold.  The royalties for certain units are limited to the greater of $5.00 for each unit sold within three years or $50,000.  Royalties covering the remaining units are limited to $2,000,000 at which time the license shall be deemed to be a fully paid up.  There have been no royalty expenses incurred under this agreement.

(19)                          Litigation

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

Item 8A.  Controls and Procedures.

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

(b) Changes in Internal Controls.

There have been no significant changes in internal control over financial reporting that occurred during the last quarter covered by this report or from the end of the reporting period to the date of this Form 10-KSB.

PART III

Item 9.  Directors and Executive Officers of the Registrant.

Information About Directors

The following table sets forth certain information regarding the Company’s directors as of January 5, 2004.

Name of Director

Age

Principal Occupation

Director Since

Arnold A. Angeloni	61	Consultant, Manchester Companies	1990

Richard E. Jahnke	55	President and Chief Executive Officer of the Company	2000

John C. Penn	63	President and Chief Executive Officer of Intek Plastics, Inc.	2000

Jeffrey T. Schmitz	40	Senior Financial Analyst, Deephaven Capital Management	2002

Other Information About Directors

Arnold A. Angeloni is currently a consultant with Manchester Companies, a multi-disciplinary professional services firm that provides management and financial advisory and business recovery services to small and middle market companies.  Until 2003, he was President of Gateway Alliance II, a

consulting firm for start-up ventures.  Prior to co-founding Gateway in 1996, Mr. Angeloni held various senior executive positions with Deluxe Corporation, a publicly held printing and financial services company.  Over his 30-year career with Deluxe, Mr. Angeloni served as President of the $1.2 billion Check Printing Division and a President of the $400 million Business Systems Division.

Richard E. Jahnke has served as the Company’s President and Chief Executive Officer since January 2000.  Since August 1998, Mr. Jahnke has also served as the President and Chief Executive Officer of Medical Graphics.  From 1993 to March 1998, Mr. Jahnke served as President and Chief Operating Officer of CNS, Inc., a consumer health care products company.  From 1991 to 1993, he was Executive Vice President and Chief Operating Officer of Lemna Corporation, which manufacturers and sells waste water treatment systems.  From 1986 to 1991, Mr. Jahnke was general manager of the government operations division of ADC Telecommunications, an electronic communications systems manufacturer.  From 1982 to 1986, he was Director of Marketing and Business and Technical Development at BMC Industries, Inc.  From 1972 to 1982, he held various positions of increasing responsibility in engineering, sales and marketing management at 3M Company.  Mr. Jahnke serves on the board of directors of Compex Technologies, Inc. (formerly Rehabilicare, Inc.), and The Science Museum of Minnesota.

John C. Penn became the President and CEO of Intek Plastics, Inc. on April 1, 2003 after serving 15 years as its outside Chairman of the Board.  The company is a privately owned plastic extruder located in Hastings, Minnesota.  He had been Vice Chairman and Chief Executive Officer of the Satellite Companies since 1998.  From 1990 to 1997, Mr. Penn was the President and Chief Executive Officer of Centers for Diagnostic Imaging.  Previously, he served in a senior management capacity in various manufacturing companies.  Mr. Penn serves and has served on the Board of Directors of several private and public corporations.  He also served as a director of Medical Graphics from December 1996 to December 1999.

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

Name of officer

Age

Title

Richard E. Jahnke	55	President and Chief Executive Officer

Dale H. Johnson	59	Chief Financial Officer

Dale H. Johnson, CPA, inactive, was appointed Chief Financial Officer in January 2000.  Prior to joining the Company, Mr. Johnson served as the Chief Financial Officer of Medical Graphics from March 1997 to December 1999.  From 1995 to 1997, Mr. Johnson served as a consultant to various companies in financial distress.  From 1994 to 1995, he served as Chief Financial Officer to Larson Companies, a privately owned group of heavy truck dealerships.  From 1991 to 1994, he served as Chief Financial Officer to National Marrow Donor Program.  From 1971 to 1986, he served as Chief Financial Officer for the Pepsi subsidiary of MEI Corporation.  In 1986, PepsiCo, Inc. acquired MEI Corporation and thereafter Mr. Johnson served as Area Chief Financial Officer to PepsiCo, Inc.  During the previous five years, he worked as an accountant with Arthur Andersen & Co. and served as a finance officer in the United States Army.  Mr. Johnson holds a B.A. in Economics and Accounting from St. John’s University and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended October 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Messrs. Jahnke and Johnson were late in filing their Statement of Changes in Beneficial Ownership on Form 4 to report the granting of stock options.

Item 10.  Executive Compensation.

Summary of Cash and Certain Other Compensation.  The following table sets forth the cash and non-cash compensation for the year ended October 31, 2003, for the ten months ended October 31, 2002 and the year ended December 31, 2001 earned by, or awarded to Mr. Jahnke who served as the Chief Executive Officer of the Company and the only other executive officer of the Company whose total cash compensation exceeds $100,000 (“Named Executive Officers”) in 2003.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Period/ Year (1)	Salary	Bonus	Other Annual Compensation	Restricted Stock Award ($)	Securities Underlying Options (#)	All Other Compensation (2)

Richard E. Jahnke	2003	$267,692	$159,705	$—	$—	158,000	$7,200
President and	2002	224,231	18,550	—	—	—	6,092
Chief Executive	2001	265,000	—	—	—	80,000	7,200
Officer

Dale H. Johnson	2003	122,269	38,177	—	—	27,800	—
Chief Financial	2002	100,269	8,295	—	—	—	—
Officer	2001	117,558	—	—	—	27,000	—

(1)                                  All amounts for 2002 are for the ten months ended October 31, 2002.

(2)                                  Other compensation amounts represent an automobile allowance paid by the Company.

Grants of Stock Options

On October 25, 2002, the effective date of the Plan of Reorganization, the Company was deemed to have adopted the Angeion Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”).  The 2002 Stock Option Plan authorizes issuance of up to 600,000 shares of Replacement Common Stock, but provides that options to purchase no more than 359,463 shares may be issued during the two (2) years after October 24, 2002 without the approval of the Reorganized Board of Directors, including the board representatives of the Unsecured Creditors Committee.  There were 359,800 and 14,000 options to purchase the Company’s stock granted to employees and directors, respectively, during the year ended October 31, 2003.  Accordingly, the following table provides information concerning grants of options to purchase the Company’s common stock made during the year ended October 31, 2003 to the Named Executive Officers.

	Individual Grants
Name	Number of Securities Underlying Options Granted (#) (1)	% Of Total Options Granted to Employees in 2003	Exercise Price Per Share ($/share)	Expiration Date

Richard E. Jahnke	42,000 48,000	11.7 13.3	2.00 6.23	10/6/2013 10/6/2013
	68,000	18.9	7.79	10/6/2013

Dale H. Johnson	7,500	2.1	2.00	10/6/2013
	8,000	2.2	6.23	10/6/2013
	12,300	3.4	7.79	10/6/2013

Exercises of Stock Options and Year-End Option Values

Under the Plan of Reorganization, all warrants and options to purchase the Company’s Old Common Stock existing as of June 17, 2002 were canceled effective October 25, 2002.  Since all previous warrants and options were canceled, the only options to purchase common stock outstanding at October 31, 2003 are the options granted during the year ended October 31, 2003.  Accordingly, the following table provides information concerning option exercises during 2003 and the exercisable and unexercisable value of options held by Named Executive Officers as of October 31, 2003.  The value of unexercised in-the-money options is based on the closing price of Angeion common stock on October 31, 2003 of $2.20 per share, minus the exercise price, multiplied by the number of shares issuable upon exercise of the options.  These values have not been, and may never be, realized.

			Number of Securities Underlying Unexercised Options at October 31, 2003 (#)		Value of Unexercised In- the-money Options at October 31, 2003 ($)
Name	Shares acquired on exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard E. Jahnke	—	—	70,666	87,334	—	$8,400

Dale H. Johnson	—	—	12,100	15,700	—	$1,500

Compensation of Directors

There were no cash payments, grants of common stock or options to purchase common stock made to non-employee directors of the Company during the ten months ended October 31, 2002 and the Company’s 1994 Non-Employee Director Plan was terminated under the Plan of Reorganization.

During 2003, the Board of Directors adopted a new policy for cash and equity compensation to be paid to members of the Board of Directors and committees of the Board of Directors effective as of November 1, 2002.  This new compensation policy is in line with compensation paid to directors of comparable companies, recognizes the workload and responsibilities of the board and committee members and will enable Angeion to attract qualified directors when needed.  The new board compensation plan is detailed as follows:

(1)                                  Each non-employee director will receive a quarterly retainer of $2,000 and $500 for each meeting attended in person or telephonically.

(2)                                  Each non-employee member of each standing committee will receive an additional fee of $250 for each meeting attended in person or telephonically.

(3)                                  Each non-employee director will receive an annual stock option grant for 7,000 shares.

During the 2003 fiscal year, non-employee directors were each paid $6,000 in retainer fees and $1,500 for attending meetings of the Board of Directors.  Fees paid for attendance of committee meetings aggregated $4,000 and $3,750 for the Audit Committee and Compensation Committee, respectively.

Employment Agreements

 In December 1999, the Company entered into a written employment agreement with Richard E. Jahnke under which Mr. Jahnke agreed to serve as President and Chief Executive Officer of the Company.  In September 2003, the Company extended Mr. Jahnke’s employment through October 31, 2004.  In exchange for his service, Mr. Jahnke receives an annual salary of $270,000, and is entitled to earn a cash bonus of up to 35% of his annual salary based upon achievement of certain objectives in a bonus plan established by the Board of Directors.  In addition, if Mr. Jahnke remains as President and Chief Executive Officer of the Company through October 31, 2004, (i) he will become fully vested in the options granted to him in September 2003, (with the ability to exercise the options granted at a price of $2.00 per share subject to the time periods and achievement of price levels specified in the options) and (ii) he will be entitled to a two-thirds pro rata payment under the Angeion three year long term incentive plan if payouts are earned under the plan in the three year period ending October 31, 2005.  Mr. Jahnke was also elected as a member of the Board of Directors in January 2000 and receives no additional compensation for this service.  The agreement will terminate upon 30 days written notice by either party, upon notice by the Company of termination “for cause” or upon the event of Mr. Jahnke’s death or disability.  The agreement also contains a non-compete provision for one year after the termination of Mr. Jahnke’s employment.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has an Audit Committee (“Committee”) comprised of John C. Penn (Chair) and Arnold A. Angeloni.  The Committee operates under an Audit Committee Charter as amended March 27, 2002.  Each of the members of the Committee is an independent director as defined by the Nasdaq Small Cap Market listing standards.  The Company’s Board of Directors has reviewed the education, experience and other qualifications of each of the members of its Audit Committee.  After review, the Board of Directors has determined that Mr. Penn meets the Securities and Exchange Commission definition of an “audit committee financial expert.”

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics Policy that applies to all directors and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Ethics and Business Conduct may be obtained upon request from the Company.

Management time and litigation

The investigation and defense of claims and any related proceedings could result in a diversion of effort by the Company’s technical and management personnel.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 5, 2004 concerning the beneficial ownership of the common stock of the Company by (i) the only shareholders known by the Company to own more than five percent of the common stock of the Company, (ii) each director of the Company, (iii) each officer listed in the Summary Compensation Table (“Named Executive Officers”) and each current executive officer, and (iv) all executive officers and directors of the Company as a group.

Name of Beneficial Owner

Shares of Common Stock (1)

Shares Acquirable within 60 days

Total

Percentage

Deephaven Capital Management, LLC (2) 130 Cheshire Lane Minnetonka, MN 55305	758,658	—	758,658	21.1%

Loews Corporation (3) 667 Madison Avenue New York, New York 10021	356,665	—	356,665	9.9%

Brantrock Advisors, Inc. (4) 9465 Wilshire Boulevard Beverly Hills, CA 90212	337,332	—	337,332	9.4%

Cincinnati Financial Corp (5) 6200 S. Gilmore Road Fairfield, OH 45014	252,999	—	252,999	7.0%

Arnold A. Angeloni	1,816	7,000	8,816	*

Richard E. Jahnke	1,010	70,666	71,676	2.0

Dale H. Johnson	4,000	12,100	16,100	*

John C. Penn	1,105	7,000	8,105	*

Jeffrey T. Schmitz(2)	—	—	—	—

All executive officers and directors as a group (5 persons)	766,589	96,766	863,355	23.4

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

(3)                                  Based on a Schedule 13G dated November 4, 2003, and filed with the SEC.

(4)                                  Based on a Schedule 13G dated February 12, 2003, and filed with the SEC.

(5)                                  Based on a Schedule 13G dated May 6, 2003, and filed with the SEC.

Item 12.  Certain Relationships and Related Transactions.

None.

Item 13.  Exhibits and Reports on Form 8-K.

(a) 1. Financial Statements of Registrant

The following financial statements of Angeion Corporation and subsidiaries are set forth in Item 7 of this Form 10-KSB:

Consolidated Balance Sheets as of October 31, 2003 and 2002.

Consolidated Statements of Operations for the year ended October 31, 2003 and the ten months ended October 31, 2002.

Consolidated Statements of Shareholders’ Equity for the year ended October 31, 2003 and for the ten months ended October 31, 2002.

Consolidated Statements of Cash Flows for the year ended October 31, 2003 and for the ten months ended October 31, 2002.

Notes to Consolidated Financial Statements.

(a) 2. Financial Statement Schedules

Independent Auditors’ Report on Schedule

Schedule II - Valuation and Qualifying Accounts

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

10.6                           Lease dated December 31, 2003 between Vadnais Heights Investment Company, MCH Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota.

22.1                           List of Subsidiaries.

23.1                           Independent Auditors’ Consent of KPMG LLP.

31.                                 Certification pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.                                 Certifications pursuant to 18 U.S.C. § 1350.

*                                         Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b) Reports on Form 8-K

On September 16, 2003, the Company filed a Current Report on Form 8-K dated September 15, 2003 reporting under Item 9, Regulation FD Disclosure.  The Company reported that it had filed a press release on September 15, 2003 that disclosed material non-public information regarding its results of operations for the three and nine months ended July 31, 2003.

Item 14.  Principal Accountant Fees and Services

Not yet applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

January 29, 2004
	By	/s/ Richard E. Jahnke
Richard E. Jahnke
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each of the undersigned hereby constitutes and appoints Richard E. Jahnke and Dale H. Johnson as the undersigned’s true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or may lawfully do or cause to be done by virtue thereof.

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
Jeffrey T. Schmitz

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors

Angeion Corporation:

Under the date of November 26, 2003, except as to Note 16, which is as of January 26, 2004, we reported on the consolidated balance sheets of Angeion Corporation and subsidiaries as of October 31, 2003 and 2002 (successor company) and the related consolidated statements of operations, cash flows, and shareholders’ equity for the year ended October 31, 2003 (successor company) and for the ten months ended October 31, 2002 (predecessor company).  Our report refers to the Company’s adoption of the provisions of Statement of Position 90-7 for fresh-start reporting on October 31, 2002.  In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
November 26, 2003

ANGEION CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts
Year Ended October 31, 2003 and Ten Months Ended October 31, 2002
(In Thousands)

Description	Balance at Beginning of Year	Additions	Deletions	Balance at End of Year
Year ended October 31, 2003
Allowance for doubtful accounts	$312	$120	$(4)	$428

Ten Months ended October 31, 2002
Allowance for doubtful accounts	244	100	(32)	312