Form 10QSB
period 2004-01-31
ANGEION CORP/MN
filed 2004-03-11
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2004

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

Yes   ☒     No   ☐

The Company had 3,597,638 shares of common stock, $0.10 par value, outstanding as of February 25, 2004.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2004 and October 31, 2003

(in thousands except share and per share data)

	January 31, 2004	October 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,959	$3,588
Accounts receivable, net of allowance for doubtful accounts of $434 and $428, respectively	3,531	3,429
Inventories	3,163	2,774
Current assets of discontinued operations	756	756
Prepaid expenses and other current assets	231	262
Total current assets	10,640	10,809

Property and equipment, net	1,491	1,565
Intangible assets, net	7,265	7,503
	$19,396	$19,877

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,253	$1,027
Employee compensation	828	1,037
Deferred income	1,257	1,096
Warranty reserve	138	133
Current liabilities of discontinued operations	991	991
Other liabilities and accrued expenses	533	471
Total current liabilities	5,000	4,755

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding 3,597,638 shares in 2004 and 3,594,433 shares in 2003	360	359
Additional paid-in capital	17,550	17,547
Accumulated deficit	(3,514)	(2,784)
Total shareholders’ equity	14,396	15,122
	$19,396	$19,877

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended January 31,
	2004	2003
Revenues
Equipment and supply sales	$3,849	$3,941
Service revenue	706	729
	4,555	4,670
Cost of goods sold
Cost of equipment and supplies	2,363	2,542
Cost of service revenue	134	187
	2,497	2,729

Gross margin	2,058	1,941

Operating expenses:
Selling and marketing	1,525	1,490
General and administrative	632	548
Research and development	398	342
Amortization of intangibles	238	195
	2,793	2,575

Operating loss	(735)	(634)

Interest income	5	10

Loss before taxes	(730)	(624)

Tax benefit	—	—

Net loss	$(730)	$(624)

Net loss per share - basic and diluted	$(0.20)	$(0.17)

Weighted average common shares outstanding - basic and diluted	3,596	3,594

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended January 31,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(730)	$(624)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	385	366
Changes in operating assets and liabilities:
Accounts receivable	(102)	(298)
Inventories	(389)	264
Prepaid expenses and other current assets	31	(103)
Accounts payable	226	28
Employee compensation	(209)	201
Deferred income	161	108
Warranty reserve	5	8
Other liabilities and accrued expenses	62	(240)
Net cash used in operating activities	(560)	(290)

Cash Flows From Investing Activities:
Purchase of property and equipment	(73)	(12)
Net cash used in investing activities	(73)	(12)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	4	—
Net cash provided by financing activities	4	—

Net decrease in cash and cash equivalents	(629)	(302)

Cash and cash equivalents at beginning of period	3,588	4,434

Cash and cash equivalents at end of period	$2,959	$4,132

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2004

(Unaudited)

1.             Basis of Presentation

The consolidated balance sheet as of January 31, 2004, the consolidated statements of operations for the three months ended January 31, 2004 and 2003, the consolidated statements of cash flows for the three months ended January 31, 2004 and 2003, and the related information presented in these notes have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The consolidated balance sheet at October 31, 2003 was derived from the audited consolidated financial statements as of that date.  Operating results for the three months ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.  For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-KSB for the year ended October 31, 2003.

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three months ended January 31, 2004 and 2003, comprehensive loss for Angeion Corporation was equivalent to net loss as reported.

2.             Stock Based Compensation

The Company applies the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for the issuance of stock incentives to employees and directors.  Accordingly, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the financial statements.  In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to present pro forma information reflecting compensation cost for such issuances.  Had the Company determined compensation costs based on the fair value at the date of grant for options granted, the Company’s net loss would have been increased to the pro forma amounts indicated in the following table.

	Three Months Ended January 31,
(In thousands, except per share amounts)	2004	2003
Net loss:
As reported	$(730)	$(624)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(57)	—
Pro forma	(787)	(624)
Net loss per share - basic and diluted
As reported	(0.20)	(0.17)
Pro forma	$(0.22)	$(0.17)

3.             Intangible Assets

The Company adopted fresh start reporting as defined in SOP 90-7 upon its emergence from bankruptcy on October 31, 2002.  SOP 90-7 required the Company’s assets to be recorded at their respective fair value as of October 31, 2002.  An independent third-party appraiser determined the fair values of the Company’s intangible assets.  Accordingly, intangible assets have been valued at fair value as of October 31, 2002.  Intangible assets as of January 31, 2004 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

Amortized developed technology	$7,350	$1,085	$6,265

Unamortized trade name	1,000	—	1,000
	$8,350	$1,085	$7,265

Amortization expense was $238,000 and $195,000 for the three months ended January 31, 2004 and 2003, respectively.  Amortization expense was $847,000 for the year ended October 31, 2003.  Intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years.  Estimated amortization expense for the remainder of fiscal year 2004 and for each of the succeeding years based on the intangible assets as of January 31, 2004 is as follows:

(In thousands)	Amortization
Nine months ending October 31, 2004	$713
2005	950
2006	916
2007	779
2008	778
Thereafter	2,129
$6,265

4.             Warranty Reserve

Sales of the Company’s equipment are subject to a warranty.  Equipment warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty expenses are evaluated and adjusted periodically.  Warranty provisions and expenses for the three months ended January 31, 2004 and 2003 were as follows:

	Three Months Ended January 31,
(In thousands)	2004	2003
Balance, beginning of period	$133	$111
Warranty provisions	61	66
Warranty expenses	(56)	(58)
Balance, end of period	$138	$119

5.             Reclassifications

Certain amounts in Angeion’s consolidated financial statements for the three months ended January 31, 2003 have been reclassified to conform to the 2004 presentation.  These reclassifications had no effect on net loss or shareholders’ equity.

6.             Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average shares outstanding during the reporting period.  Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  There were no dilutive common shares outstanding for the three months ended January 31, 2004 and 2003.  The Company had warrants outstanding at January 31, 2004 to purchase 179,537 shares of its common stock that were considered antidilutive and therefore not considered to have been exercised.  Moreover, the Company also had options outstanding at January 31, 2004 to purchase 373,800 shares of its common stock that were considered antidilutive and therefore not considered exercised.

7.             Notice for Indemnification

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

The Company has insurance policies aggregating $50 million of product liability insurance coverage, subject to $50,000 self-insured retention per occurrence, $500,000 aggregate, which expire on May 11, 2004.  The Company has conducted a preliminary investigation into the cause of the premature battery failure and has tentatively determined that an integrated circuit chip is the single cause of the premature battery depletion in the units.  Based on the language of its insurance policies, the Company believes that the battery failure is a single occurrence within the meaning of the insurance coverage and that therefore, the applicable self-retention is $50,000.  Although one insurance carrier has raised the issue whether this is a single or multiple occurrences and has asserted each explantation is an occurrence, the Company believes that the failures were due to one occurrence and has advised the carrier accordingly.  There can be no assurance, however, that a more thorough investigation might not result in additional facts that support other causes of the premature battery depletion.  In addition, there can be no assurance that the insurance carrier will agree with the Company’s analysis.

The Company believes that although it has some liability to ELA Medical, for several reasons, it is not liable to ELA Medical for the entire amount alleged.  The Company further believes that a certain portion of the amount expended by ELA Medical may not be covered by insurance.  The Company currently believes that the amount of its potential liability to ELA Medical ranges from $991,000 to $1,276,000 and has recorded a liability of $991,000 at October 31, 2003.  The Company also believes it is probable that at least $756,000 of any claims ultimately paid to ELA Medical are recoverable under existing insurance policies.  As a result, the Company recorded an expense of $235,000 during fiscal year 2003 to reflect its liability associated with this claim.  This expense is net of probable insurance recoveries and includes other expenses associated with the claim.

The ultimate amount of both the liability due to ELA Medical and the amount recoverable from the insurance carriers is subject to future development and additional information.  The amounts currently estimated for the claim and associated expenses as well as the probable insurance recovery are based on data provided by ELA Medical for explantations that occurred through June 30, 2003 and other information related to the cause of the battery depletion.  Since 226 devices remain implanted in patients at June 30, 2003, the amount of the claim may increase.  While it is not possible to predict the ultimate amount of the claim or the associated expenses, the Company believes that if the amount of the claim increases, the amount recoverable from the insurance company would also increase.  In addition, the Company’s liability insurance coverage for claims associated with its ICD products expires on May 11, 2004.  The Company may incur additional expenses, which could be substantial, in connection with any purchase of insurance allowing an additional claims reporting period.

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

From time to time, the Company through its management may make oral forward-looking statements.  The Company undertakes no obligation to update any forward-looking statement.  Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the prior discussion is qualified in its entirety by, the other risk factors that are described from time to time in Angeion’s Securities and Exchange Commission reports, including but not limited to the Annual Report on Form 10-KSB for the year ended October 31, 2003, and subsequently filed reports.

In addition to the risk factors and uncertainties set forth above and in our Annual Report on Form 10-KSB, the Company believes that the following factors are relevant.

ELA Medical Claim for Indemnification.  On June 18, 2003, the Company received notice of a claim for reimbursement of costs associated with the explantation of ICD products that were previously manufactured and sold to ELA Medical, Inc. and ELA Medical, S.A.  The Company carries product liability insurance that it believes covers substantially all of the expense for which the Company may be liable as a result of its manufacture of the ICD products.

The Company believes that although it has some liability to ELA Medical, for several reasons, it is not liable to ELA Medical for the entire amount alleged.  The Company further believes that a certain portion of the amount expended by ELA Medical may not be covered by insurance.  The Company currently believes that the amount of its potential liability to ELA Medical ranges from $991,000 to $1,276,000 and has recorded a liability of $991,000 at October 31, 2003.  The Company also believes it is probable that at least $756,000 of any claims ultimately paid to ELA Medical are recoverable under existing insurance policies.  As a result, the Company recorded an expense of $235,000 during the year ended October 31, 2003 to reflect its liability associated with this claim.  This expense is net of probable insurance recoveries and includes other expenses associated with the claim.  See Note 7, “Notice for Indemnification,” Notes to Consolidated Financial Statements in this Form 10-QSB.

The issues associated with the ICD products and the insurance coverage provisions are extremely complex and may be subject to interpretation different from the Company’s.  Accordingly, there can be no assurance that the Company will not incur expenses in excess of the $991,000 recorded as a liability or that the Company will recover the entire $756,000 recorded as recoverable under the insurance policies.

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

Overview

Angeion Corporation is a medical products company that reported revenue of $18.7 million for the year ended October 31, 2003.  Domestic product sales and service revenues accounted for 84.1% of revenue for the year ended October 31, 2003 while international product sales accounted for the remaining 15.9%.

The Company, through its Medical Graphics Corporation subsidiary, designs non-invasive diagnostic systems under the “MedGraphics” trade name that assist health care professionals in the prevention, early detection and cost-effective treatment of heart and lung disease.  It also markets a version of some of these products under the New Leaf brand to health and fitness clubs and personal trainers to assist them in developing exercise programs to help their clients meet their personal goals.  Revenues consist of equipment and supply sales and service revenues.  Equipment and supply sales reflect sales of Medical Graphics’ non-invasive cardiorespiratory diagnostic equipment, sales of New Leaf health and fitness products, and aftermarket sales of peripherals and supplies.  Service revenues reflect contract revenues from extended service contracts, non-warranty service visits and training.

The Company is currently focused on bringing its new cardiorespiratory products to market while continuing to refine its marketing efforts for expanding the distribution of New Leaf fitness products.  In addition to managing the Company’s principal business activities, the Company is also working to resolve issues related to the indemnification claim for some of the ICD’s formerly manufactured by the Company that experienced premature battery depletion.  See Note 7, “Notice for Indemnification,” Notes to Consolidated Financial Statements in this Form 10-QSB for additional discussion of that matter.

The Company has released its newest generation cardiorespiratory product for assessing exercise and metabolic function.  The product, named the CPX Ultima, will be marketed through existing sales and distribution networks worldwide and is expected to expand market share.  The CPX Ultima incorporates an array of new technology and features resulting from research and development efforts over the past year.  The CPX Ultima is the first of a series of new product introductions planned to expand existing market share as well as to enter new markets.  Shipments of the CPX Ultima to customers will begin during the second quarter of 2004.

Progress on expanding distribution for the Company’s New Leaf health and fitness products has continued throughout the quarter.  The Company is working to refine its marketing efforts to establish and expand distribution in personal training studios, club chains, independent fitness centers, weight loss centers and other retail outlets.

Results of Operations

Angeion Corporation recorded a net loss of $730,000 for the three months ended January 31, 2004 compared to a net loss of $624,000 for the same period in 2003.

Revenues

Total first quarter revenue decreased by 2.5% to $4.6 million from $4.7 million for the three months ended January 31, 2004 and 2003, respectively.  Domestic product revenue decreased by 4.8% to $3.1 million in 2004 compared to $3.2 million in 2003.  Internationally, product revenue increased 8.9% to $768,000 in 2004 from $705,000 in 2003.  Service revenue decreased by 3.2% to $706,000 in 2004 from $729,000 in 2003.

The decrease in domestic product revenue for the quarter resulted from a delay in certain orders due to customer budget deferrals.  While domestic customer interest in placing new equipment orders has remained relatively steady, these same customers are continuing to exercise caution in making capital expenditures due to the overall uncertainty of the United States economy.  The Company has not yet determined whether these budget deferrals represent early signs of weakening demand for new cardiorespiratory equipment.

International product revenue turned positive to the prior year during the second and third quarters of fiscal year 2003 and that trend has continued thorough the first quarter of 2004.  The Company attributes the increase in international product revenue to an increased focus on its European distributors as well as the weakened U.S. Dollar compared to the Euro, which has improved the business climate in Europe.  Latin America continues to suffer from weak economies and devaluating currencies with recovery anticipated to be consistent but gradual.  Equipment orders from customers throughout the rest of the world are increasingly difficult to place because of the competitive climate for those orders.  Moreover, the Company’s new products are subject to regulatory approval before they can be sold in certain countries.

The Company continues to develop its New Leaf Personal Exercise health and fitness products that are targeting weight-loss and fitness conscious consumers through personal trainer studios, fitness clubs and other delivery sites.  Revenues from these products are not yet significant.

Gross Margin

Gross margin percentage increased to 45.2% of revenue for the three months ended January 31, 2004 compared to 41.6% for the same period in 2003.  The gross margin for the first quarter of 2003 included fresh-start accounting adjustments that resulted in a $134,000 decrease in gross margin and caused a reduction of 2.8% in gross margin percentage.  Consequently, without those adjustments, the underlying first quarter 2003 gross margin rate would have been 44.4%.  The quarter-to-quarter improvement in gross margins, after excluding the prior year fresh-start adjustments, was due to product mix changes and improved manufacturing efficiencies.

Selling and Marketing

Selling and marketing expenses remained relatively flat at $1.5 million for the three months ended January 31, 2004 compared to the same amount in 2003.  During the quarter, increased marketing expenses associated with the Company’s New Leaf health and fitness products were offset by lower commissions due to lower domestic revenue.

General and Administrative

General and administrative expenses increased by 15.3% to $632,000 for the three months ended January 31, 2004 compared to $548,000 in 2003.  The increase in general and administrative expenses generally reflects an increase in personnel expenses.

Research and Development

Research and development expenses increased 16.4% to $398,000 for the three months ended January 31, 2004 compared to $342,000 in 2003.  The Company’s research and development costs are focused on developing additional cardiorespiratory diagnostic products.  The increase in research and development expenses for the first quarter reflects the incremental costs of developing those new products.  The first of these products, the CPX Ultima, will be shipped to customers during the second quarter of 2004.  Research and development expenses for the remainder of 2004 are expected to exceed the expenses incurred during the comparable period for 2003 by at least 10%.

Amortization of Intangibles

Amortization of intangibles increased to $238,000 from $195,000 for the three months ended January 31, 2004 and 2003, respectively.  The increase in amortization expenses is due to the acquisition of a Technology License Agreement under which the Company obtained a license related to the design and manufacture of talking heart rate monitors.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, through revenue from license agreements for patented ICD technology and through the use of cash balances.

The Company had cash of $3.0 million and working capital of $5.6 million as of January 31, 2004.  During the three months ended January 31, 2004, the Company used $560,000 in cash for operating activities, primarily as a result of its net loss of $730,000, which was offset by $385,000 of depreciation and amortization.  In addition, the Company used cash for increases of $102,000 and $389,000 in accounts receivable and inventories, respectively, as well as a decrease of $209,000 in employee compensation.  These uses of cash were partially offset with cash generated by increases of $226,000 and $161,000 in accounts payable and deferred income, respectively.

During the three months ended January 31, 2004, the Company used $73,000 in cash for investing activities to purchase property and equipment.

The Company has no material commitments for capital expenditures for the remainder of fiscal year 2004.

The Company believes that its liquidity and capital resource needs for the next twelve months will be met through its current cash and cash equivalents, cash flows from operations and working capital.

Other Commitments

The Company has made various financial commitments in the ordinary course of conducting its business operations.  The following table summarizes all significant commitments:

(Amounts in thousands) Description	Nine months ending October 31, 2004	2005	2006	2007	2008	2009
Minimum lease payments	$234	$298	$303	$314	$312	$211
Minimum royalty payments for sales of AeroSport products	75	100	100	25	—	—
	$309	$398	$403	$339	$312	$211

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

Item 2.  Changes in Securities

Recent Sales of Unregistered Securities

The Company had no unregistered sales of equity securities during the three months ended January 31, 2004.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any equity securities during the three months ended January 31, 2004.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)           The following exhibits are included herein:

31            Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32            Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350).

(b)           Reports on Form 8-K.

No Reports on Form 8-K were filed during the three months ended January 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date:	March 11, 2004	/s/ Richard E. Jahnke
Richard E. Jahnke
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 11, 2004	/s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer
(Chief Accounting Officer)