Form 10QSB
period 2004-04-30
ANGEION CORP/MN
filed 2004-06-14
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒        Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2004

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

The Company had 3,597,638 shares of common stock, $0.10 par value, outstanding as of June 4, 2004.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2004 and October 31, 2003

(in thousands except share and per share data)

	April 30, 2004	October 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,346	$3,588
Accounts receivable, net of allowance for doubtful accounts of $437 and $428, respectively	3,605	3,429
Inventories	3,257	2,774
Current assets of discontinued operations	970	756
Prepaid expenses and other current assets	364	262
Total current assets	10,542	10,809

Property and equipment, net	1,363	1,565
Intangible assets, net	7,027	7,503
	$18,932	$19,877

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,222	$1,027
Employee compensation	785	1,037
Deferred income	1,154	1,096
Warranty reserve	134	133
Current liabilities of discontinued operations	1,555	991
Other liabilities and accrued expenses	565	471
Total current liabilities	5,415	4,755

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding 3,597,638 shares in 2004 and 3,594,433 shares in 2003	360	359
Additional paid-in capital	17,550	17,547
Accumulated deficit	(4,393)	(2,784)
Total shareholders’ equity	13,517	15,122
	$18,932	$19,877

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Revenues
Equipment and supply sales	$4,107	$3,780	$7,956	$7,721
Service revenue	849	739	1,555	1,468
	4,956	4,519	9,511	9,189
Cost of goods sold
Cost of equipment and supplies	2,527	2,340	4,890	4,882
Cost of service revenue	126	185	260	372
	2,653	2,525	5,150	5,254

Gross margin	2,303	1,994	4,361	3,935

Operating expenses:
Selling and marketing	1,544	1,282	3,069	2,772
General and administrative	611	735	1,243	1,283
Research and development	442	401	840	743
Amortization of intangibles	238	217	476	412
	2,835	2,635	5,628	5,210

Operating loss	(532)	(641)	(1,267)	(1,275)

Interest income	3	8	8	18

Loss before taxes	(529)	(633)	(1,259)	(1,257)

Tax benefit	—	—	—	—

Loss from continuing operations	(529)	(633)	(1,259)	(1,257)
Loss from discontinued operations	(350)	—	(350)	—
Net loss	$(879)	$(633)	$(1,609)	$(1,257)

Loss per share - basic and diluted
Continuing operations	$(0.14)	$(0.18)	$(0.35)	$(0.35)
Discontinued operations	(0.10)	—	(0.10)	—
Net loss	$(0.24)	$(0.18)	$(0.45)	$(0.35)

Weighted average common shares outstanding - basic and diluted	3,598	3,594	3,597	3,594

See accompanying notes to consolidated financial statements

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended April 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(1,609)	$(1,257)
Loss from discontinued operations	350	—
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	770	730
Changes in operating assets and liabilities:
Accounts receivable	(176)	(311)
Inventories	(483)	362
Prepaid expenses and other current assets	(102)	(254)
Accounts payable	195	(2)
Employee compensation	(252)	419
Deferred income	58	204
Warranty reserve	1	14
Other liabilities and accrued expenses	94	(303)
Net cash used in operating activities	(1,154)	(398)

Cash Flows From Investing Activities:
Purchase of property and equipment	(92)	(17)
Net cash used in investing activities	(92)	(17)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	4	—
Net cash provided by financing activities	4	—

Net decrease in cash and cash equivalents	(1,242)	(415)

Cash and cash equivalents at beginning of period	3,588	4,434

Cash and cash equivalents at end of period	$2,346	$4,019

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2004

(Unaudited)

1.                                      Basis of Presentation

The consolidated balance sheet as of April 30, 2004, the consolidated statements of operations for the three and six months ended April 30, 2004 and 2003, the consolidated statements of cash flows for the six months ended April 30, 2004 and 2003, and the related information presented in these notes have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The consolidated balance sheet at October 31, 2003 was derived from the audited consolidated financial statements as of that date.  Operating results for the three and six months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.  For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-KSB for the year ended October 31, 2003.

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three and six months ended April 30, 2004 and 2003, comprehensive loss for Angeion Corporation was equivalent to net loss as reported.

2.                                      Stock Based Compensation

The Company applies the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for the issuance of stock incentives to employees and directors.  Accordingly, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the consolidated financial statements.  In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to present pro forma information reflecting compensation cost for such issuances.  Had the Company determined compensation costs based on the fair value at the date of grant for options granted, the Company’s net loss would have been increased to the pro forma amounts indicated in the following table.  There were no options issued or outstanding until the fourth quarter of FY 2003.

(In thousands, except for per share amounts)	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Net loss:
As reported	$(879)	$(633)	$(1,609)	$(1,257)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(57)	—	(114)	—
Pro forma	(936)	(633)	(1,723)	(1,257)
Net loss per share – basic and diluted
As reported	(0.24)	(0.18)	(0.45)	(0.35)
Pro forma	$(0.26)	$(0.18)	$(0.48)	$(0.35)

3.                                      Intangible Assets

The Company adopted fresh start reporting as defined in SOP 90-7 upon its emergence from bankruptcy on October 31, 2002.  SOP 90-7 required the Company’s assets to be recorded at their respective fair values as of October 31, 2002.  The Company, with the assistance of an independent third-party appraiser, determined the fair values of the Company’s intangible assets.  Accordingly, intangible assets were valued at fair value as of October 31, 2002.  Intangible assets as of April 30, 2004 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

Amortized developed technology	$7,350	$1,323	$6,027

Unamortized trade name	1,000	—	1,000
	$8,350	$1,323	$7,027

Amortization expense was $476,000 and $412,000 for the six months ended April 30, 2004 and 2003, respectively.  Intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years.  Estimated amortization expense for the remainder of fiscal year 2004 and for each of the succeeding years based on the intangible assets as of April 30, 2004 is as follows:

(In thousands)	Amortization
Six months ending October 31, 2004	$475
2005	950
2006	916
2007	779
2008	778
Thereafter	2,129
$6,027

4.                                      Warranty Reserve

Sales of the Company’s equipment are subject to a warranty.  Equipment warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty provisions are evaluated and adjusted periodically.  Warranty provisions for the six months ended April 30, 2004 and 2003 were as follows:

	Six Months Ended April 30,
(In thousands)	2004	2003
Balance, beginning of period	$133	$111
Warranty provisions	114	119
Warranty claims	(113)	(105)
Balance, end of period	$134	$125

5.                                      Reclassifications

Certain amounts in Angeion’s consolidated financial statements for the three and six months ended April 30, 2003 have been reclassified to conform to the 2004 presentation.  These reclassifications had no effect on net loss or shareholders’ equity.

6.                                      Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average shares outstanding during the reporting period.  Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  As a result of the net losses, there were no dilutive common shares outstanding for the three and six months ended April 30, 2004 and 2003.  The Company had warrants outstanding at April 30, 2004 to purchase 179,537 shares of its common stock that were considered antidilutive and therefore not considered to have been exercised.  The Company also had options outstanding at April 30, 2004 to purchase 373,800 shares of its common stock that were considered antidilutive and therefore not considered exercised.

7.                                      Discontinued Operations and Notice for Indemnification

Prior to 2000, Angeion Corporation was engaged in the manufacture and sale of Implantable Cardioverter Defibrillators.  Under agreements with ELA Medical, Angeion’s former partner in connection with the distribution of ICD’s, Angeion retained potential product recall and product liability obligations from patients and agreed to maintain specified product liability insurance through May 10, 2004.  The Company transferred operating responsibilities for its ICD’s to ELA Medical on May 11, 1999 and subsequently accounted for ICD activities as a discontinued operation.

ELA Medical advised Angeion in a letter dated June 6, 2002 that some of the ICD’s formerly manufactured by Angeion were experiencing premature battery depletion.  Following the June 6, 2002 letter, Angeion advised the attending physicians of the patients with these ICD’s of the problems and provided a recommended procedure to determine what action is required.  The text of these letters was reviewed and orally approved by the FDA during a site visit at Angeion.  ELA Medical thereafter distributed both letters to physicians who subsequently reported that the devices in question had been implanted in 385 patients, excluding 14 explantations reported in the June 6, 2002 letter.  On July 31, 2002, the FDA issued a Field Corrective Action Report providing that certain Angeion Lyra Model 2020, 2021, and 2022 ICD’s be replaced (Field Corrective Action # Z-1152-2/Z-1154-2) because “the devices could stop providing therapy due to premature battery depletion.”

ELA Medical updated its notice on April 27, 2004 for indemnification by Angeion for replacement of the ICD’s pursuant to the previous agreements.  ELA Medical has advised Angeion that ELA Medical had been regularly monitoring explantations of the ICD products in patients and compiling an assessment of the costs borne by ELA Medical, including, without limitation, the costs of (i) locating and contacting patients and customers, (ii) explantation of the recalled Products and implantation of replacement devices, and (iii) replacement devices for all recalled Products through March 31, 2004.  Moreover, ELA Medical (i) provided additional information regarding cost breakdown, (ii) included copies of analysis reports for initial explanted devices, and (iii) provided notice of a potential claim made by the family of a deceased patient who was implanted with the recalled ICD in question.  ELA Medical advised the Company that between June 6, 2002 and March 31, 2004, a total of 154 explantations have occurred (excluding the first 14 explantations previously reported) and that all of the associated costs and expenses were borne by ELA Medical.  ELA Medical estimated that it had suffered costs in excess of 1,292,798 euros (approximately $1,552,000 at April 30, 2004) through March 31, 2004.  ELA Medical indicated that it would compile information regarding any additional costs as they become available and would advise Angeion accordingly.  ELA Medical has advised Angeion that 167 devices remain implanted in patients as of March 31, 2004.

The Company acquired insurance policies aggregating $50 million of product liability insurance coverage, subject to $50,000 self-insured retention per occurrence, $500,000 aggregate, which expired on May 11, 2004.  The Company has extended one of these insurance policies for $5 million of product liability insurance coverage, subject to the continuing $50,000 self-insured retention per occurrence, $500,000 aggregate.  The extended coverage remains in force through July 9, 2004.

The Company has conducted a preliminary investigation into the cause of the premature battery failure and has tentatively determined that an integrated circuit chip is the single cause of the premature battery depletion in the ICD’s.  Based on the language of its insurance policies, the Company believes that the battery failure is a single occurrence within the meaning of the insurance coverage and that therefore, the applicable self-retention is $50,000.  Although one insurance carrier has raised the issue whether this is a single or multiple occurrences and has asserted each explantation is an occurrence, the Company believes that the failures were due to one occurrence and has advised the carrier accordingly.  There can be no assurance, however, that a more thorough investigation might not result in additional facts that support other causes of the premature battery depletion.  In addition, there can be no assurance that the insurance carrier will agree with the Company’s analysis.

The Company believes that, although it has some liability to ELA Medical, for several reasons it is not liable to ELA Medical for the entire amount alleged.  The Company currently believes that the amount of its potential liability to ELA Medical ranges from $801,000 to $1,552,000 at April 30, 2004.  The Company also believes that the amount recoverable under existing insurance policies ranges from $301,000 to $1,502,000, depending on both the amount ultimately paid to ELA Medical and whether the applicable self-retention is $50,000 or $500,000.  At April 30, 2004, the Company has recorded a liability for discontinued operations of $1,555,000, which includes (i) an estimate of any claim ultimately paid to ELA Medical, (ii) actual as well as estimated legal fees, (iii) actual as well as estimated additional insurance expenses, and (iv) other expenses related to the claim.  In addition, the Company has recorded $970,000, as an amount that it believes is probable of recovery under existing insurance policies.  As a result, the Company estimates that its liability associated with discontinued operations, net of probable insurance recoveries, is $585,000, of which $235,000 was previously recorded during the year ended October 31, 2003 and $350,000 was recorded during the three months ended April 30, 2004.

The ultimate amount of both the liability due to ELA Medical and the amount recoverable from the insurance carriers is subject to future development and additional information.  The amounts currently estimated for the claim and associated expenses as well as the probable insurance recovery are based on data provided by ELA Medical for explantations that occurred through March 31, 2004 and other information related to the cause of the battery depletion.  Since 167 devices remain implanted in patients at March 31, 2004, the amount of the claim may increase.  While it is not possible to predict the ultimate amount of the claim or the associated expenses, the Company believes that if the amount of the claim increases, the amount recoverable from the insurance company would also increase.

As noted above, the Company’s liability insurance coverage for claims associated with its ICD products expired on May 11, 2004.  The Company has extended one of these insurance policies for $5 million of product liability insurance coverage, subject to the continuing $50,000 self-insured retention per occurrence, $500,000 aggregate, through July 9, 2004.  The Company expects to purchase product liability insurance for third party claims through July 9, 2005 and has included an estimate of the associated cost in its accrual discussed above.  The Company may incur additional expenses, which could be substantial, in connection with any purchase of insurance coverage beyond July 9, 2005.

Item 2.           Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements and Risk Factors

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate,” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially including the following: (i) the Company’s ability to successfully operate its Medical Graphics business including its ability to develop, improve and update its cardiorespiratory diagnostic products, (ii) the Company’s ability to successfully introduce its New Leaf products including its New Leaf Weight Loss Program, (iii) the Company’s ability to successfully defend itself from product liability claims related to its Medical Graphics and New Leaf products or claims associated with its prior cardiac stimulation products, (iv) the Company’s ability to protect its intellectual property, (v) the Company’s dependence on third party vendors and (vi)  the Company’s ability to comply with Nasdaq listing requirements, including maintenance of the $1.00 per share bid price, as well as other factors not now anticipated.

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

Discontinued Operations and ELA Medical Claim for Indemnification.  Prior to 2000, Angeion Corporation was engaged in the manufacture and sale of Implantable Cardioverter Defibrillators.  The Company transferred operating responsibilities for its ICD’s to ELA Medical on May 11, 1999 and subsequently accounted for ICD activities as a discontinued operation.

Under agreements with ELA Medical, Angeion’s former partner in connection with the distribution of ICD’s, Angeion retained potential product recall and product liability obligations from patients and agreed to maintain specified product liability insurance through May 10, 2004.  On June 18, 2003, the Company received notice of a claim for reimbursement of costs associated with the explantation of ICD products that were previously manufactured and sold to ELA Medical, Inc. and ELA Medical, S.A.

The Company believes that, although it has some liability to ELA Medical, for several reasons it is not liable to ELA Medical for the entire amount alleged.  The Company estimates that its liability associated with discontinued operations is $585,000, of which $235,000 was previously recorded during the year ended October 31, 2003 and $350,000 was recorded during the three months ended April 30, 2004.  This expense is net of probable insurance recoveries and includes other expenses associated with the claim.  See Note 7, “Discontinued Operations and Notice for Indemnification,” Notes to Consolidated Financial Statements in this Form 10-QSB.

The issues associated with the ICD products and the insurance coverage provisions are extremely complex and may be subject to interpretation different from the Company’s.  Accordingly, there can be no assurance that the Company will not incur expenses in excess of the $1,555,000 recorded as a liability or that the Company will recover the entire $970,000 recorded as recoverable under the insurance policies.

Intangible Assets.  The Company assesses the impairment of identifiable intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company initially evaluates the recoverability of intangible assets based on fair value techniques, mainly undiscounted cash flows.  If the Company determines that the carrying value of intangible assets may not be recoverable, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model or another valuation technique.  There can be no assurance that business circumstances will not change or that projected future cash flows will be sufficient to justify the carrying value of intangible assets, in which case the Company would be required to recognize an impairment of a portion or all of the intangible assets.

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

The Company transitioned from a somewhat soft first quarter in 2004 to a relatively stronger second quarter with revenue increasing 9.7% over the prior year.  Revenue gains were achieved in both domestic and international equipment and supply sales as well as service revenue.  Customer demand for cardiorespiratory products as well as New Leaf health and fitness products contributed to the revenue increase.

The Company continued its effort to resolve issues related to the indemnification claim for some of the ICD’s formerly manufactured by the Company that experienced premature battery depletion.  The Company’s primary product liability insurance coverage has been extended for 60 days through July 9, 2004 and the Company is exploring alternatives for continuing insurance coverage.  See Note 7, “Discontinued Operations and Notice for Indemnification,” Notes to Consolidated Financial Statements in this Form 10-QSB for additional discussion of that matter.

The Company remains focused on bringing its new cardiorespiratory products to market while continuing to refine its marketing efforts for expanding the distribution of New Leaf fitness products.  The Company shipped its newest generation cardiorespiratory product for assessing exercise and metabolic function during the second quarter.  The product, named the CPX Ultima, is being marketed through existing sales and distribution networks worldwide and is expected to expand market share.  The CPX Ultima incorporates an array of new technology and features resulting from research and development efforts over the past year.  The CPX Ultima is the first of a series of new product introductions planned to expand existing market share as well as to enter new markets.

Results of Operations

Angeion Corporation recorded a net loss of $879,000 for the three months ended April 30, 2004 compared to a net loss of $633,000 for the same period in 2003.  For the six months ended April 30, the Company recorded a net loss of $1,609,000 and $1,257,000 for 2004 and 2003, respectively.  The loss for both the three and six months ended April 30, 2004 included a $350,000 loss from discontinued operations, which is related to ICD’s that were formerly manufactured by the Company.

Revenues

Second quarter revenue increased by 9.7% to $5.0 million from $4.5 million for the three months ended April 30, 2004 and 2003, respectively.  Domestic product revenue increased by 3.6% to $3.0 million in 2004 compared to $2.9 million in 2003.  Internationally, product revenue increased 26.2% to $1.1 million in 2004 from $852,000 in 2003.  Service revenue increased by 14.9% to $849,000 in 2004 from $739,000 in 2003.

For the six months ended April 30, revenue increased 3.5% to $9.5 million in 2004 from $9.2 million in 2003.  Domestic product revenue decreased by less than 1% to $6.1 million in 2004 compared to 2003.  Internationally, product revenue increased 18.4% to $1.8 million in 2004 from $1.6 million in 2003.  Service revenue increased by 5.9% to $1.6 million in 2004 from $1.5 million in 2003.

The increase in domestic product revenue for the quarter reflects solid customer demand for both cardiorespiratory product systems and New Leaf products.  The Company has now had four strong months in a row for cardiorespiratory product systems orders and there are no near term signs suggesting that order rates will decline.  Moreover, the Company shipped the first units of its new CPX Ultima during the second quarter.

International product revenue turned positive to the prior year during the second and third quarters of fiscal year 2003 and that trend has continued thorough the first and second quarters of 2004.  The Company attributes the increase in international product revenue to an increased focus on its European distributors as well as the weakened U.S. Dollar compared to the Euro, which has improved the business climate in Europe.  Latin America continues to suffer from weak economies and devaluating currencies with recovery anticipated to be consistent but gradual.  Equipment orders from customers throughout the rest of the world are increasingly difficult to place because of the competitive climate for those orders.  Moreover, the Company’s new products are subject to regulatory approval before they can be sold in certain countries.

Service revenue turned positive to prior year during the second quarter due to increased focus on increasing the number of non-warranty service visits.  Those new initiatives are expected to contribute to service revenue growth through the end of fiscal 2004.

Gross Margin

Gross margin percentage for the second quarter increased to 46.5% of revenue in 2004 compared to 44.1% in 2003.  For the six months ended April 30, gross margin percentage increased to 45.9% of revenue in 2004 compared to 42.8% in 2003.  Prior year margins were depressed due to last year’s fresh-start accounting adjustments.  Without those adjustments, last year’s second quarter and six-month gross margin percentage would have been 45.8% and 45.1%, respectively.  The general improvement in gross margins, after excluding prior year fresh-start adjustments, was due to product mix changes and improved manufacturing efficiencies.  The Company expects gross margins to continue at their current level throughout the remaining months of fiscal 2004.

Selling and Marketing

Selling and marketing expenses for the three months ended April 30 increased by 20.4% to $1.5 million in 2004 compared to $1.3 million in 2003.  For the six months ended April 30, selling and marketing expenses increased by 10.7% to $3.1 million in 2004 compared to $2.8 million in 2003.  Selling and marketing expenses for both the quarter and six months ended April 30, 2004 exceeded the prior year due to increased marketing expenses associated with the Company’s New Leaf health and fitness products.  In addition, selling and marketing expenses are higher for both first and the second quarter of 2004 due to increased trade show expenses.  Lower commissions due to lower domestic revenue offset the first quarter 2004 increase in selling and marketing expenses..

General and Administrative

General and administrative expenses for the three months ended April 30 decreased by 16.9% to $611,000 in 2004 compared to $735,000 in 2003.  For the six months ended April 30, general and administrative expenses decreased by 3.1% to $1.2 million in 2004 compared to $1.3 million in 2003.  The second quarter 2004 decrease in general and administrative expenses is attributed to a decrease in personnel expenses compared to the prior year.  Moreover, the Company’s provision for doubtful accounts has decreased for both the first and second quarters compared to prior year to contribute generally to lower general and administrative expenses.

Research and Development

Research and development expenses for the three months ended April 30 increased 10.2% to $442,000 in 2004 compared to $401,000 in 2003.  For the six months ended April 30, research and development expenses increased by 13.1% to $840,000 in 2004 compared to $743,000 in 2003.  The Company’s research and development costs are focused on developing additional cardiorespiratory diagnostic products.  The increase in research and development expenses for both the first and second quarters reflects the incremental costs of developing those new products.  The first of these products, the CPX Ultima, was shipped to customers during the second quarter of 2004.  Research and development expenses for the remainder of 2004 are expected to exceed the expenses incurred during the comparable period for 2003 by at least 10%.

Amortization of Intangibles

Amortization of intangibles for the three months ended April 30 increased to $238,000 in 2004 compared to $217,000 in 2003.  For the six months ended April 30, amortization of intangibles increased to $476,000 in 2004 compared to $412,000 in 2003.  The increase in amortization expenses is due to the acquisition of a Technology License Agreement under which the Company obtained a license related to the design and manufacture of talking heart rate monitors.

Discontinued Operations

During the three months ended April 30, 2004, the Company recorded a $350,000 loss from discontinued operations, which is related to formerly manufactured ICD’s.  See Note 7, “Discontinued Operations and Notice for indemnification,” Notes to Consolidated Financial Statements in this Form 10-QSB for additional discussion of that matter.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the past several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, through revenue from license agreements for patented ICD technology and through the use of cash balances.

The Company had cash of $2.3 million and working capital of $5.1 million as of April 30, 2004.  During the six months ended April 30, 2004, the Company used $1,154,000 in cash for operating activities, partly as a result of its net loss before depreciation and amortization and loss from discontinued operations of $489,000.  In addition, the Company used cash for increases of $176,000 and $483,000 in accounts receivable and inventories, respectively, as well as a decrease of $252,000 in employee compensation.  Inventory levels have increased due to the Company’s new CPX Ultima product.  These higher inventory levels are expected to gradually decrease over the next six months.  These uses of cash were partially offset with cash generated by an increase of $195,000 in accounts payable.

During the six months ended April 30, 2004, the Company used $92,000 in cash for investing activities to purchase property and equipment.  The Company has no material commitments for capital expenditures for the remainder of fiscal year 2004.

The Company believes that its liquidity and capital resource needs for the next twelve months will be met through its current cash and cash equivalents, cash flows from operations and working capital.

Other Commitments

The Company has made various financial commitments in the ordinary course of conducting its business operations.  The following table summarizes all significant commitments:

(Amounts in thousands) Description	Six months ending October 31, 2004	2005	2006	2007	2008	2009
Minimum lease payments	$153	$298	$303	$314	$312	$211
Minimum royalty payments for sales of AeroSport products	50	100	100	25	—	—
	$203	$398	$403	$339	$312	$211

Item 3.  Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business.  Management is of the opinion that ultimate settlement of these matters will not have a material impact on its financial statements.  In addition, the Company received notice of a claim for reimbursement of costs associated with the explantation of ICD products that were previously manufactured and sold to ELA Medical, Inc.  See Note 7, “Discontinued Operations and Notice for Indemnification,” Notes to Consolidated Financial Statements in this Form 10-QSB for additional discussion of that matter.

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The Company had no unregistered sales of equity securities during the three months ended April 30, 2004.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any equity securities during the three months ended April 30, 2004.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

On June 9, 2004, Angeion announced that Richard E. Jahnke, President and CEO of Angeion and its Medical Graphics Corporation subsidiary, would retire at the end of the fiscal year on October 31, 2004.  Angeion also announced that the Board of Directors had selected Rodney A. Young to succeed Mr. Jahnke.  Mr. Young will join Angeion as Executive Vice President in July and assume the President and CEO role on November 1, 2004.  A copy of the Press release is attached as Exhibit 99.1.

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  The following exhibits are included herein:

31                                    Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a- 14 and 15d-14 of the Exchange Act).

32                                    Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1                           Press release dated June 9, 2004 announcing the retirement of Richard E. Jahnke, President and CEO.

(b)                                 Reports on Form 8-K.

On March 16, 2004, the Company filed a Current Report on Form 8-K dated February 11, 2004 reporting under Items 5 and 12 and attached as Exhibit 99.1 a press release that disclosed material non-public information regarding its results of operations for the three months ended January 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date:	June 14, 2004	/s/ Richard E. Jahnke
Richard E. Jahnke
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 14, 2004	/s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer
(Chief Accounting Officer)