Form 10KSB
period 2004-10-31
ANGEION CORP/MN
filed 2005-01-31
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20509

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Fiscal Year Ended October 31, 2004.

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

Yes   ☒    No   ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for the year ended October 31, 2004 were $20,688,000.

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer as of January 14, 2005 was approximately $5,934,000, based upon the closing sale price for the issuer’s common stock on that date as reported by the Nasdaq SmallCap Market.

There were 3,606,038 shares of the issuer’s Common Stock, $0.10 par value per share, outstanding as of January 14, 2005.

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

In November 2002, Angeion changed its fiscal year from December 31 to October 31.  The consolidated financial statements in this Form 10-KSB cover the years ended October 31, 2004 and 2003.  Unless the context otherwise provides, all reference to years cover those fiscal periods.

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

In August 1990, the Company established a subsidiary to assume responsibility for the intensified research efforts on the development of a laser catheter ablation system, and in October 1990, the Company acquired a company engaged in the development of an automatic implantable cardioverter defibrillator (“ICD”) system.  Subsequent to this acquisition, Angeion designed, developed, manufactured and marketed products, including ICDs that treat irregular heartbeats (arrhythmias).  ICDs are designed to treat abnormally rapid heartbeats in the ventricular (or lower) chambers of the heart, a condition known as ventricular tachycardia (“VT”), and a severe form of VT known as ventricular fibrillation (“VF”), that if not terminated will lead to sudden cardiac death.  ICDs are electronic devices that are implanted within the body and are connected to the heart with defibrillator leads.  These devices monitor the patient’s heartbeat and, in the event of VT or VF, deliver an electrical shock to return the heartbeat to normal rhythm.  During the period from 1990 through March 2000, Angeion was engaged in the development, design and manufacture of ICDs.  During 1999 and 2000, the Company completed two restructurings, granted a series of non-exclusive licenses to its ICD technology and discontinued its ICD operations.

In December 1999, the Company acquired Medical Graphics Corporation.

Subsequent Developments.

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

On March 15, 2000, the Company, through Medical Graphics, acquired the operating assets of AeroSport, Inc., a privately held Ann Arbor, Michigan corporation, and obtained an exclusive worldwide license to AeroSport’s patented technology.  AeroSport was a leading global supplier of gas exchange metabolic analyzers for the health, fitness, and research and education markets.  The acquisition of the assets included the purchase of inventory, fixed assets and intellectual property for $468,000.  In addition, Medical Graphics entered into an exclusive worldwide license agreement for AeroSport’s patented technology for royalty payments of 5% of net sales of products covered by those patents up to a maximum of $850,000, with a $700,000 minimum over seven years required to retain those rights.

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

Under the Bylaws, for a period of three years after the end of the fiscal year in which the Plan was confirmed or until November 1, 2005, no purchase of the Company’s common stock may be made by any beneficial owner of 5% or greater of the Company’s common stock (or any person who would become a 5% or greater owner as a result of the purchase), unless the transfer is approved in advance by the Company’s Board of Directors.  Further, each person that was a beneficial owner of 5% or greater of the Company’s common stock immediately following confirmation of the Plan was prohibited from transferring more then 60% of the holder’s common stock during the two year period after confirmation, unless the transfer was approved in advance by the Board of Directors.  This limitation of transferability expired October 31, 2004.

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

ELA Medical subsequently provided notice on June 18, 2003 for indemnification by Angeion for replacement of the ICD’s pursuant to Supply Agreements under which Angeion had manufactured and sold the ICDs to ELA Medical and to a Joint Venture of which ELA Medical was a member.  Angeion advised its insurance carriers of the ELA Medical claim.  This claim and the related insurance coverage are currently in litigation as discussed under 2004 Developments.

2004 Developments.

On September 13, 2004, the basic insurer providing discontinued operations product liability coverage, Medmarc Casualty Insurance Company, advised Angeion that Medmarc was denying insurance coverage to Angeion for the claim by ELA Medical, Inc.  In addition, on September 13, 2004, Medmarc commenced a declaratory judgment action against Angeion and ELA Medical in United States District Court for the District of Minnesota seeking a declaratory judgment that Medmarc’s interpretation of the policy is correct.  In the lawsuit, ELA Medical has entered a cross-claim against Angeion for the costs and expenses it incurred in connection with the recall in the equivalent amount of $1,665,068.

Angeion has denied liability to ELA Medical and has counterclaimed against Medmarc and is seeking a declaratory judgment that Medmarc is liable (i) to Angeion for any amount that it is required to pay to ELA Medical, and (ii) for any fees and expenses that Angeion has incurred in connection with defense of the cross-claim by ELA Medical and the declaratory action by Medmarc.  Angeion vigorously intends to pursue its available defenses against ELA Medical and it asserts that Medmarc is required to provide Angeion coverage with respect to these matters.

The lawsuit is just beginning and is currently only in the discovery stage.  The Company expects that any trial in this matter will not occur until the spring of 2006.

See Note 13, “Discontinued Operations,” Notes to Consolidated Financial Statements in this Form 10-KSB for further discussion of this matter.

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

The Company also sells health and fitness products under the New Leaf brand to consumers through health and fitness clubs, personal training studios, weight loss centers and other retail outlets.  These fitness products provide the consumer with a personalized exercise plan based on an assessment of the individual’s level of fitness and metabolism.  The assessment is performed at a health club or personal training studio equipped with one of the Company’s VO2 assessment systems.  The participating consumer must purchase a kit containing the single user materials required for the VO2 assessment and, optionally, a heart rate monitor and watch to help the user exercise at the correct intensity level to achieve the desired results.

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

All MedGraphics pulmonary function products use the preVentTM pneumotach, a patented disposable mouthpiece/flow measurement device that eliminates concern over the transmission of infectious diseases.  The preVent gives all MedGraphics products the capability to perform spirometry, a test that measures the flow rates, volumes (capacities) and mechanical properties of the lung.  MedGraphics pulmonary function products use a patented “expert system,” Pulmonary Consult, to assist physicians in the interpretation of test results.  Additionally, the Profiler and Ultima PF hardware module are designed for use as a component of the Elite Body Plethysmography system to maximize manufacturing economies of scale.

Spirometry.  The new CPF-S/D USB spirometer is comprised of a flow measurement module and a personal computer (“PC”).  The CPF-S/D can serve as a platform that can be upgraded to either a complete pulmonary function or cardiopulmonary exercise system.

Complete Pulmonary Function Systems.  The Profiler and Ultima PF Series comprise MedGraphics’ Complete Pulmonary Function system.  The Profiler and Ultima PF are desktop or cart-mounted modules that perform non-invasive assessment of an individual’s volumes (capacities), pressures, gas diffusion and mechanical properties in the lung.  The Profiler Series and Ultima PF use a patented patient circuit to enhance infection control.

Capabilities available with the Profiler Series and Ultima Series systems include:

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

Ultima PF.  The Ultima PF performs the same tests as the Profiler DX but uses a different methodology for assessing lung volumes.  The Ultima Series also incorporates a sleeker design that has a smaller footprint and less weight to facilitate mobility.

The Profiler and Ultima Series systems’ compact design and mobility option attract a wide variety of customers, including pulmonary laboratories in hospitals, clinics, physician offices, occupational medicine clinics, asthma centers and clinical research centers.

Body Plethysmograph Systems.  The Elite Series comprises MedGraphics’ body plethysmograph system.  A body plethysmograph is an enclosed metal and clear acrylic chamber that offers the most sensitive method for measuring chest wall movement.  The patient sits inside the chamber and undergoes diagnostic pulmonary function tests.

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

The Elite Series systems applications include diagnosing lung diseases (i.e. asthma and emphysema), managing treatment, assessing the surgical risk of lung transplant and lung reduction candidates and evaluating the impact of diseases, such as neuromuscular disease, on breathing.  The system’s design optimizes patient comfort with a clear-view acrylic enclosure and allows testing of a broad population including pediatric patients and individuals in wheelchairs.

Cardiopulmonary Exercise Testing Systems.  MedGraphics’ cardiopulmonary exercise (“CPX”) testing systems measure fitness or conditioning levels as well as help physicians diagnose heart and lung diseases.  This is accomplished by measuring the concentrations of oxygen and carbon dioxide as they enter and leave the lungs and assessing how they change as a person exercises on a bike or treadmill.  The gas concentrations of a person at rest can also be measured to determine nutritional requirements of critically ill patients or individuals wishing to assess the number of calories burned per day, which is termed “metabolic rate.”  This measurement is known as “metabolic assessment” and is marked by Medical Graphics as the CCM option.  Configurations using both the CPX and CCM applications are marked as a MAX system.  The CPX systems measure each breath using a patented breath-by-breath methodology.  These CPX systems use the same patented preVent pneumotach as the pulmonary function systems.  Medical Graphic’s cardiopulmonary exercise systems also include a patented oxygen analyzer and a carbon dioxide analyzer.  Medical Graphics holds several patents relating to gas sampling and data reporting, including two expert system software packages for evaluating the information obtained from cardiopulmonary exercise assessments.

The CPX and Ultima Series are sold in several different configurations:

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

Ultima CPX.  This is the basic model that performs cardiopulmonary exercise testing like the CPX/D and incorporates the sleeker, lighter weight Ultima design.

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

Competition based on price is expected to continue as an important factor in customer purchasing patterns as a result of cost containment pressures on, and consolidation in, the health care industry.  This competition has exerted, and is likely to continue to exert, downward pressure on prices the Company is able to charge for its products.  There can be no assurance that it will be able to offset such downward price pressure through corresponding cost reductions.  Any failure to offset this pressure could have an adverse effect on our business, results of operations or financial condition.

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

The Company’s New Leaf products for the health and fitness market combine components that individually have numerous competitors including from metabolic measurement systems (HealtheTech), heart rate monitors (Polar), nutrition education and lifestyle enhancement software (e-Diets), and weight loss programs (Jenny Craig, Weight Watchers).  The Company believes that its integration of these components together with its proprietary exercise programming into a weight loss program for the consumer has been accomplished in a unique manner.  The Company has protected this product with various patents and is presently unaware of any other system that competes directly.

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

Medical Graphics is ISO 13485 certified for its development and manufacturing processes.  See “Regulation by Foreign Governments” for additional discussion of the Company’s ISO 13485 certification.

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

Medical Graphics markets its products outside the United States through independent distributors.  During 2004, Medical Graphics used approximately 55 distributors to sell its products into 64 countries.  These distributors typically carry a limited inventory of MedGraphics products and sell these products in specific geographic areas, generally on an exclusive basis.  International sales accounted for 17.2% and 15.9% of total sales for the years ended October 31, 2004 and 2003, respectively.  All of Medical Graphics’ international sales are made on a United States dollar-denominated basis to distributors.

Sales into foreign countries involve certain risks not ordinarily associated with domestic business including fluctuations in exchange rates even when product sales are denominated in dollars, reliance on distributors and fluctuations in sales resulting from changes in local economies.

Medical Graphics believes that demonstration of its products’ capabilities to potential customers is one of the most significant factors in achieving sales.  Consequently, the main thrust of domestic and international promotional efforts is product demonstrations at trade shows and customer facilities.  Other promotional efforts include educational seminars, print advertisements, direct mail campaigns and marketing through the (www.medgraphics.com) web site for cardiorespiratory diagnostic products and (www.newleaffitness.com) for New Leaf health and fitness products.

Research and Development

During 2003, the Company introduced two new Windows based BreezeSuite software products.  In addition, Medical Graphics is continuing to add product improvements designed to enhance product reliability and improve margins as well as to migrate to newer operating platforms such as Windows XP and newer development tools such as .Net.  Medical Graphics is also developing new products targeted for new growth markets, including products that will be marketed under the New Leaf brand.  The Company believes ongoing research and development efforts have been and will remain important to its continuing success.  Research and development expenses were $1,672,000 and $1,538,000 for the years ended October 31, 2004 and 2003, respectively.

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

United States patents filed on or after June 8, 1995 have a term of 20 years from the date on which the application for the patent was filed.  Domestic patents in force on June 8, 1995 and patents issued on applications filed prior to June 8, 1995 automatically have a term that is the greater of the 20 year term from the date of filing above or 17 years from the patent grant.

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

Government Regulation

Most of the products manufactured by the Company are “devices” as defined in the Federal Food, Drug and Cosmetic Act (the “Act”) and are subject to the regulatory authority of the Food and Drug Administration (“FDA”), which regulates the manufacture, distribution, related record keeping, labeling and advertising of such devices.  Following the enactment of the Medical Device Amendments to the Act in May 1976 (the “Amendments”), the FDA classified medical devices in commercial distribution into one of three classes, Class I, II or III.  These classifications are based on the controls necessary to reasonably ensure the safety and efficacy of medical devices.  The Company’s New Leaf health and fitness products are not classified as medical devices as defined in the Act.

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

In addition to the requirements described above, the Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices that they distribute commercially.  The Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs.  QSRs require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing and quality control.  In addition, these manufacturers are subject to inspection on a routine basis for compliance with the QSRs.  The FDA’s Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.  The FDA further requires that certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported.  Medical Graphics is registered as a manufacturer with the FDA and successfully passed an FDA audit in 2004.

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

Regulation by Foreign Governments

The Company’s products are also subject to regulation similar to that of the FDA in various foreign countries.  ISO 13485 certification indicates that a company’s development and manufacturing processes comply with standards for quality assurance and manufacturing process control.  ISO 13485 certification evidences compliance with the requirements that enable a company to affix the “CE Mark” to its products.  The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union (“EU”) countries.  Since June 1998, medical devices cannot be sold in EU countries unless they display the CE Mark.  Medical Graphics received ISO 13485 certification for its development and manufacturing processes in 1998 and has passed annual surveillance and recertification audits since 1998.  Medical Graphics has achieved CE certification for its primary cardiopulmonary testing products.  There can be no assurance, however, that Medical Graphics will be able to obtain regulatory approvals or clearances for its products in foreign countries.  Compliance with ISO 13485 certification also enables the Company’s products to meet the Medical Device Requirements for Canada.

Employees

As of October 31, 2004, the Company had 117 full-time and 5 part-time employees, including 32 in sales and marketing, 29 in customer support, education and field service, 34 in engineering, materials and manufacturing, 11 in research, development and regulatory, and 16 engaged in finance and administration.  No employees are represented by a collective bargaining agreement and the Company has not experienced any work stoppage.  Management believes that relations with its employees are good.

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

Certain Risk Factors

History of Recent Losses.  During the years ended October 31, 2004 and 2003, the Company incurred losses of $2,300,000 and $2,784,000, respectively.  While the Company believes that its existing cash is adequate to support operations for the next 18 to 24 months or more, the Company must ultimately achieve profitability or obtain additional financing to be able to meet its future cash flow requirements, and there can be no assurance that it will do so.

Product Liability and Potential Insufficiency of Product Liability Insurance.  The testing, manufacturing, marketing and sale of medical devices involve risk of liability claims and product recalls.  ICD products that the Company sold in the past are highly complex and were used in medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death.  As a result, the Company currently carries product liability insurance covering its products with policy limits per occurrence and in the aggregate which the Company has deemed to be sufficient.  The Company cannot predict, however, whether this insurance is sufficient, or if not, whether the Company will be able to obtain sufficient insurance, to cover the risks associated with the Company’s business or whether such insurance will be available at premiums that are commercially reasonable.  Although the Company has discontinued its ICD business, a successful claim against or settlement by the Company in excess of its insurance coverage or the Company’s inability to maintain insurance in the future could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.

The Company has received a claim for indemnification from ELA Medical, Inc. for expenses incurred by ELA Medical in connection with ICDs formerly manufactured by the Company.  Although the Company believes its product liability insurance covers the potential liability associated with the ELA Medical claim, subject to applicable self-retention, there can be no assurance that the Company will not be subject to other claims in the future.  During the years ended October 31, 2004 and 2003, the Company recorded losses in discontinued operations of $901,000 and $235,000, respectively, to reflect an impairment of the ICD patents, its liability for expenses associated with a claim by ELA Medical for reimbursement of costs related to ICD’s formerly manufactured by the Company that were experiencing premature battery depletion and related matters.  These losses are net of probable insurance recoveries and include other expenses associated with the claim.  See Note 13, “Discontinued Operations,” in Notes to Consolidated Financial Statements and Item 3, Legal Proceedings in this Form 10-KSB.

Success of Business Plan.  Successful implementation of the Company’s business plan through its Medical Graphics subsidiary operating entity is dependent on the interaction of many variables, including the effects of changing industry conditions, competition and the Company’s ability to successfully market and sell its new products.  While the Company believes that its business plan reflects reasonable judgments in assessing those risks, there can be no assurance that influences not foreseen by the Company would not adversely affect its ability to execute the business plan strategies.  While the Company believes that its business plan projections are in line with achievable performance levels, there can be no assurance that the Company will be able to obtain, and sustain, the projected sales volume increases.

Dependence upon New Products.  The Company has previously announced that it intended to focus a significant portion of its resources on the weight loss, cardiac rehabilitation and disease prevention markets that are a logical extension of its core cardiorespiratory systems business.  The Company’s future success will be dependent, in part, upon its ability to successfully identify and introduce new products and services into the weight loss, cardiac rehabilitation and disease prevention markets.  In developing new products, it will incur additional research and development and marketing expenses.  The Company’s success will also depend upon cost effective development of new products for its cardiorespiratory markets.  There can be no assurance that revenues, if any, from new products will be sufficient to recoup the Company’s expenses in developing and marketing any new product.  Moreover, there is no assurance that the Company can manufacture these new Medical Graphics and New Leaf products at a cost, or sell these products at a price, that will result in an acceptable rate of return for the Company.  Market acceptance of these new products may be slow or customers may not accept the new products at all.  If the Company cannot successfully develop and market new products, its financial performance and results of operations will be adversely affected.

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

Importance of Intellectual Property Protection.  Patents and trademarks are critical in the medical device industry, and the Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs.  The Company owns a number of United States and foreign patents.  The Company also owns certain registered trademarks, and has applied for other trademarks in the United States and certain foreign countries.  There can be no assurance, that patents and trademarks will be granted in the future, or that any patents and trademarks that the Company now holds or may be granted, or under which it has held license rights, will be valid or otherwise be of value to the Company.  Even if the Company’s patents and trademarks are valid, others may be able to introduce non-infringing products that are competitive with those of the Company.  Competitors of the Company may also hold or be granted patents that are not licensed to the Company.

Although patent and intellectual property disputes in the medical device area have often been settled through licensing agreements or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all.  Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 2.    Description of Property.

The Company currently leases a 52,254 square foot building for its office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota.  The building is also the location of the Company’s Medical Graphics subsidiary.  The building lease for the Company’s present office and manufacturing space expires in June 2009.  Annual rental costs will be approximately $286,000 in fiscal year 2005.  Rent expense was $301,000 and $297,000 for the years ended October 31, 2004 and 2003, respectively.

Item 3.    Legal Proceedings.

The Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business.  From time to time, the Company brings suit against others to enforce patent rights or to collect debts in the ordinary course of business.  Apart from the litigation discussed below, management believes that the settlement of all litigation would not have a material effect on the financial position of the Company.

In June 2002, ELA Medical, a former partner of Angeion in a joint venture that manufactured and distributed ICDs, advised Angeion that some of the ICD’s formerly manufactured by Angeion were experiencing premature battery depletion and that 14 had been explanted.  In accordance with FDA procedures, Angeion instituted a field corrective action on certain of the ICDs.

In June 2003, ELA Medical sought reimbursement from Angeion for the cost of explanting and replacing the ICDs.  Angeion advised its insurance carrier of the ELA Medical claim and sought coverage of the claim.

On September 13, 2004, the basic insurer, Medmarc Casualty Insurance Company, advised Angeion that Medmarc was denying insurance coverage to Angeion for the claim by ELA Medical, Inc.  In addition, on September 13, 2004, Medmarc commenced a declaratory judgment action against Angeion and ELA Medical in United States District Court for the District of Minnesota seeking a declaratory judgment that Medmarc’s interpretation of the policy is correct.  In the lawsuit, ELA Medical has entered a cross-claim against Angeion for the costs and expenses it incurred in connection with the recall in the equivalent amount of $1,665,068.

Angeion has denied liability to ELA Medical and has counterclaimed against Medmarc and is seeking a declaratory judgment that Medmarc is liable (i) to Angeion for any amount that it is required to pay to ELA Medical, and (ii) for any fees and expenses that Angeion has incurred in connection with defense of the cross-claim by ELA Medical and the declaratory action by Medmarc.  Angeion vigorously intends to pursue its available defenses against ELA Medical and it asserts that Medmarc is required to provide Angeion coverage with respect to these matters.

The lawsuit is just beginning and is currently only in the discovery stage.  The Company expects that any trial in this matter will not occur until the spring of 2006.

The Company believes that although it may have some liability to ELA Medical, for several reasons, it is not liable to ELA Medical for the entire amount alleged.  The Company further believes that a certain portion of the amount expended by ELA Medical may not be covered by insurance.  The Company currently believes that the amount of its potential liability to ELA Medical, including associated expenses, ranges from $1,092,000 to $2,198,000 and has recorded a liability of $1,092,000 at October 31, 2004.  Based on the relevant facts, the Company also believes it is probable that at least $700,000 of any claims ultimately paid to ELA Medical are recoverable under existing insurance policies.  Accordingly, the Company recorded an additional loss of $901,000 during FY 2004 to reflect its liability associated with this claim, an impairment of the ICD patents and other related matters.  This loss is net of probable insurance recoveries and includes other expenses associated with the claim.

The ultimate amount of both the liability due to ELA Medical and the amount recoverable from the insurance carriers is subject to future development and additional information.  The amounts currently estimated for the claim and associated expenses as well as the probable insurance recovery are based on data provided by ELA Medical for explantations that occurred through March 31, 2004 and other information related to the cause of the battery depletion.  Since 167 devices remain implanted in patients at March 31, 2004, the amount of the claim may increase.  While it is not possible to predict the ultimate amount of the claim or the associated expenses, the Company believes that if the amount of the claim increases, the amount recoverable from the insurance company would also increase.  In addition, the Company’s liability insurance coverage for claims associated with its ICD products expires on July 11, 2005.

The Company may incur additional expenses, which could be substantial, in connection with any purchase of insurance coverage beyond July 11, 2005.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Nasdaq SmallCap Market under the symbol “ANGN.”  The prices below are the high and low sales prices as reported by the Nasdaq SmallCap Market for each quarter of FY 2004 and 2003

Angeion Common Stock Prices

Fiscal Years	High	Low
2004
Fourth quarter	$1.70	$1.18
Third quarter	1.95	1.06
Second quarter	2.98	1.71
First quarter	3.40	1.42

2003
Fourth quarter	2.45	1.25
Third quarter	2.49	0.65
Second quarter	1.45	0.65
First quarter	5.00	0.25

As of December 2004, approximately 640 persons held the Company’s common stock of record.  In addition, nominees for approximately 5,000 shareholders held a number of shares in street name.

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its operations and does not anticipate paying any cash dividends in the future.

Equity Compensation Plan Information

The following table provides information as of October 31, 2004 with respect to the shares of the Company’s common stock that may be issued under its equity compensation plan.  The Company has one equity compensation plan, its 2002 Stock Option Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	482,800	$5.78	117,200

Recent Sales of Unregistered Securities

The Company had no unregistered sales of equity securities during the quarter ended October 31, 2004.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any equity securities during the quarter ended October 31, 2004.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company, through its Medical Graphics Corporation subsidiary, designs non-invasive diagnostic systems under the “MedGraphics” trade name that assist health care professionals in the prevention, early detection and cost-effective treatment of heart and lung disease.  It also markets a version of some of these products under the New Leaf® brand to health and fitness clubs and personal trainers to assist them in developing exercise programs to help their clients meet their personal goals.  Revenues consist of equipment and supply sales and service revenues.  Equipment and supply sales reflect sales of Medical Graphics’ non-invasive cardiorespiratory diagnostic equipment, sales of New Leaf health and fitness products, and aftermarket sales of peripherals and supplies.  Service revenues reflect contract revenues from extended service contracts, non-warranty service visits and training.  Total revenue was $20.7 million and $18.7 million for the years ended October 31, 2004 and 2003, respectively.

The Company’s primary objectives for 2004 included improvement of sales and margins from cardiorespiratory diagnostic products, and increasing the number of fitness clubs and training studios offering the New Leaf products to their clients as well as increasing client participation at those locations.  In addition, the Company continued with the programs commenced in 2003 to strengthen both its MedGraphics brand and New Leaf brand product offerings.

The year 2004 was another positive year for the Company’s cardiorespiratory products in both the United States and international markets.  Demand from domestic customers got off to a slow start in the first quarter of 2004 but finished the year with three consecutive quarters of strong demand.  Our customers’ interest in replacing their older pulmonary function systems with new equipment together with introduction of the new CPX Ultima during the second quarter of 2004 gave rise to that demand.  Sales of the Company’s New Leaf products also significantly contributed to domestic growth during 2004.

Internationally, distributor order rates varied from quarter to quarter but were relatively strong throughout the year.  In Europe, distributor orders increased as a result of improved focus on our distributor network and the weakened U.S. Dollar compared to the Euro.  Orders from Latin American distributors increased as a result of improving economies in Venezuela and Brazil.

During 2003 the Company commenced development of several new products intended for potential growth opportunities identified within both our domestic and international cardiorespiratory markets.  The first of those new products, the CPX Ultima, was introduced during the second quarter of 2004.  We are on schedule to begin selling four additional new products during 2005.  The Company will be announcing these new products to its customers as they are introduced.

Significant progress was made with the sales of New Leaf fitness products during 2004 as those sales contributed to domestic growth for the year.  However, we continue to modify and improve not only the products being offered but also our promotional programs to introduce the New Leaf products.  Last year we reported that throughout 2003, the New Leaf program contended with both the availability and quality of the personal digital coach product as the vendor that supplied that product struggled to implement effective manufacturing quality control procedures.  We attempted to remedy that problem by entering into a Technology License Agreement in September 2003 under which the Company assumed the responsibility for all manufacturing of that product.  The Company continues to address those quality problems.  In the meantime, alternative devices have been identified and are now being offered to our New Leaf customers.

In June 2002, ELA Medical, a former partner of Angeion in a joint venture that manufactured and distributed ICDs, advised Angeion that some of the ICD’s formerly manufactured by Angeion were experiencing premature battery depletion and that 14 had been explanted.  In accordance with FDA procedures, Angeion instituted a field corrective action on certain of the ICDs.  In June 2003, ELA Medical sought reimbursement from Angeion for the cost of explanting and replacing the ICDs.  Angeion advised its insurance carrier of the ELA Medical claim and sought coverage of the claim.  The insurance company, Medmarc Casualty Insurance Company, initially advised the Company that there was coverage, at least in part, and even reserved $1.0 million for that coverage.  In September 2004, Medmarc advised the Company that it was denying coverage and commenced an action against the Company seeking a declaratory judgment that Medmarc’s interpretation of the policy was correct.  The Company vigorously intends to pursue its available defenses against ELA Medical and has asserted that Medmarc is required to provide Angeion coverage with respect to these matters.  The lawsuit is just beginning and is currently only in the discovery stage.  The Company expects that any trial in this matter will not occur until the spring of 2006.  See Note 13, “Discontinued Operations,” Notes to Consolidated Financial Statements in this Form 10-KSB and Item 3, Legal Proceedings for further discussion of this matter.

All intangible asset fair values were determined at October 31, 2002 by an independent third-party appraiser under SOP 90-7.  See Note 2, “Summary of Significant Accounting Policies, Basis of Presentation.”  A portion of intangible assets is related to the value of patents associated with the Company’s business of manufacturing and selling implantable cardioverter defibrillators (“ICDs”), which was discontinued in 2000.

During the period from 1999 through mid 2002, the Company licensed the ICD patents realizing $53 million in cash and stock-based proceeds.  The following schedule lists these transactions in chronological order.

Year	Amount
(in thousands)
April 1999	$35,000
March 2000	9,000
March 2000	5,000
September 2002	4,000

Subsequent to these transactions, an independent appraiser determined that the fair value of the ICD patents was $450,000 at October 31, 2002.  The most significant piece of information available to the independent appraiser at the time was the recent historical licensing revenue associated with the ICD patents.

Although the Company continues to explore the sale or licensing of the ICD patents, it has determined that the ICD patents have become impaired at October 31, 2004 because the Company does not currently have an identifiable source of revenue or a bona fide agreement to provide a source of revenue for these patents to support their current value.  Absent a revenue source, the patents were determined impaired and $243,000 was charged to discontinued operations for the year ended October 31, 2004.

Despite this impairment, the Company believes the ICD patents continue to have value and remains committed to delivering that value on behalf of its shareholders.  To that end, the Company continues to explore the sale or further licensing of the ICD patents.

The following paragraphs discuss the Company’s performance for the year ended October 31, 2004 compared to 2003.

Results of Operations

The following table summarizes selected financial data relating to the operations of the Company.  Data for the years ended October 31, 2004 and 2003 are derived from the audited financial statements of the Company.

	Year Ended October 31,
(000’s omitted)	2004	2003
Revenue	$20,688	18,712

Gross margin	9,736	8,110
Gross margin percentage	47.1%	43.3%

Operating expenses:
Selling and marketing	6,131	5,581
General and administrative	2,399	2,722
Research and development	1,672	1,538
Amortization of intangibles	951	847
	11,153	10,688

Operating loss	(1,417)	(2,578)
Interest income	18	29

Loss before taxes	(1,399)	(2,549)
Tax benefit	—	—

Loss from continuing operations	(1,399)	(2,549)

Loss from discontinued operations	(901)	(235)

Net loss	$(2,300)	(2,784)

Year Ended October 31, 2004 Compared to 2003

Revenues.  Total revenue increased by 10.6% to $20.7 million for the year ended October 31, 2004 from $18.7 million for the year ended October 31, 2003.  Domestic product revenue increased by 10.1% to $14.0 million in 2004 compared to $12.7 million in 2003.  Internationally, product revenue increased 19.5% to $3.6 million in 2004 from $3.0 million in 2003.  Service revenue increased 3.7% to $3.1 million in 2004 compared to $3.0 million in 2003.

The increase in domestic product revenue for the year reflects increased customer demand for both cardiorespiratory product systems and New Leaf products.  Customer orders for cardiorespiratory product systems have been strong for the last three quarters with no near term signs suggesting that order rates will decline.  Revenue from the Company’s new CPX Ultima products, first shipped during the second quarter, contributed to the increase for the year.

International product revenue finished 19.5% ahead of the prior year due to increased demand from both Latin American and European customers.  Latin America business has improved due to improving economies and in Europe the weakened U.S. Dollar compared to the Euro has contributed to an improved business climate.  Equipment orders from customers throughout the rest of the world modestly increased over 2003.  While introduction of the new CPX Ultima products contributed to the international revenue increase, new products are subject to regulatory approval before they can be sold in certain countries.

Service revenue for 2004 increased over the prior year due to the Company’s focus on increasing the number of non-warranty service visits.

Gross Margin.  Gross margin percentage increased to 47.1% of revenue for the year ended October 31, 2004 compared to 43.3% for 2003.  The impact of the 2002 fresh-start accounting adjustments resulted in a decrease in gross margin of $283,000 or 1.5% for the year ended October 31, 2003.  Without those adjustments, the underlying gross margin rate would have been 44.8% for 2003.  Consequently, the underlying improvement of gross margins from 44.8% in 2003 compared to the 47.1% in 2004 is due to improved manufacturing efficiencies due to higher throughput.

Selling and Marketing.  Total selling and marketing expenses increased 9.9% to $6.1 million for the year ended October 31, 2004 compared to $5.6 million in 2003.  The increase resulted primarily from increased marketing expenses associated with the Company’s New Leaf health and fitness products.  In addition, the expenses associated with the Company’s attendance at trade shows have increased over the prior year.

General and Administrative.  General and administrative expenses decreased 11.9% to $2.4 million in 2004 compared to $2.7 million in 2003.  The decrease in general and administrative expenses was due to decreased personnel expenses, a lower provision for doubtful accounts and reduced insurance expenses.

Research and Development.  Research and development expenses increased 8.7% to $1.7 million in 2004 from $1.5 million in 2003.  The Company’s research and development costs are focused on developing additional cardiorespiratory diagnostic products.  The increase in research and development expenses for the year reflects the incremental costs of developing those new products.  The first of these products, the CPX Ultima, was shipped to customers during the second quarter of 2004.  Additional new products are scheduled for release throughout 2005 with the next product planned for  release during the second quarter of 2005.

Amortization of Intangibles.  Amortization of intangibles increased to $951,000 for the year ended October 31, 2004 compared to $847,000 for the same period in 2003.  The increase in amortization is due to the acquisition of a Technology License Agreement under which the Company obtained a license related to the design and manufacture of talking heart rate monitors.  In addition, the Company revised the amortized life of its ICD patents from 10 to 3 years effective for the fourth quarter of fiscal 2003.

Interest Income.  Interest income decreased to $18,000 in 2004 from $29,000 in 2003.  The decrease in interest income reflects an decrease in excess cash balances available for short-term investment.

Loss From Discontinued Operations.  During the years ended October 31, 2004 and 2003, the Company recorded losses of $901,000 and $235,000, respectively, in connection with its discontinued operations, including an impairment of its ICD patents, its liability to ELA Medical for expenses associated with a claim for reimbursement of costs related to ICD’s formerly manufactured by the Company that were experiencing premature battery depletion and other related matters.  These losses are net of probable insurance recoveries and include other expenses associated with the claim.  For additional details, see Note 13, “Discontinued Operations,” Notes to Consolidated Financial Statements in this Form 10-QSB.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, through revenue from license agreements for patented ICD technology and through the use of cash balances.

The Company had cash of $2.4 million and working capital of $5.3 million as of October 31, 2004.  During the year ended October 31, 2004, the Company used $467,000 in cash from continuing operations, primarily as a result of its net loss of $2.3 million, which was offset by $1.5 million of depreciation and amortization.  Cash was generated by an increase of $499,000 in accounts payable.  The Company used cash for increases of $728,000 and $173,000 in accounts receivable and inventories, respectively, as well as a decrease of $105,000 in accrued employee compensation.  The changes in receivables, inventories and accounts payable all reflect a need to support higher levels of revenue.  In addition, the Company used $501,000 in cash for discontinued operations, which included legal fees and the purchase of additional product liability insurance for its discontinued ICD products.

During the year ended October 31, 2004, the Company used $240,000 in cash for the purchase of property and equipment.

The Company has no material commitments for capital expenditures for fiscal year 2005.

With respect to the ELA Medical claim associated with the discontinued ICD products, the Company vigorously intends to pursue its available defenses against ELA Medical and asserts that Medmarc is required to provide insurance coverage with respect to these matters.  The lawsuit is just beginning and is currently only in the discovery stage.  The Company expects that any trial in this matter will not occur until the spring of 2006.  The ultimate amount of both the liability due to ELA Medical and the amount recoverable from the insurance carriers is subject to future development and additional information.  It is always possible that the Company will not prevail in this effort and the resulting expenses could be substantial.  Furthermore, the Company’s liability insurance coverage for claims associated with its ICD products expires on July 11, 2005.  The Company may incur additional expenses, which could be substantial, in connection with any purchase of insurance coverage beyond July 11, 2005.  For additional details, see Note 13, “Discontinued Operations,” Notes to Consolidated Financial Statements in this Form 10-KSB.

The Company expects that its operating results will be cash flow positive for fiscal 2005.  Subject to the ELA claim discussed above, the Company believes that its liquidity and capital resource needs for fiscal year 2005 will be met through its current cash and cash equivalents, cash flows from operations and working capital.

Other Commitments

The Company has made various financial commitments in the ordinary course of conducting its business operations.  Although these commitments are more fully discussed in the Notes to Consolidated Financial Statements, we are summarizing all of our significant commitments in the following table:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$1,718	$348	$737	$625	$8
Minimum royalty payments for sales of AeroSport products	217	100	117	—	—
	$1,935	$448	$854	$625	$8

Critical Accounting Policies

Significant accounting policies adopted and applied by the Company are summarized in Note 2, Notes to Consolidated Financial Statements, which is included in this Form 10-KSB.  Some of the more critical policies include revenue recognition, allowance for doubtful accounts, legal proceedings and claims and impairment of long-lived assets.  The Company’s policies for these items are discussed in the following paragraphs.

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.  Customer purchase orders are generally used to determine the existence of an arrangement while shipping documents are used to verify transfer of title and service reports are used to verify that services have been provided.  Collectibility is based primarily on the creditworthiness of the customer, which is determined by credit checks and analysis as well as customer payment history.  Service contract revenue is generally deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to four years.  Deferred income associated with service contracts was $893,000 as of October 31, 2004.

When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the consideration from an arrangement is allocated to each respective element based on  the residual method and recognized as revenue when revenue recognition criteria for each element are met.  Fair value for installation services and training is established based on sales prices charged as well as other historical evidence of value with the remainder of the consideration allocated to the delivered equipment.  Deferred income associated with installation and training was $206,000 as of October 31, 2004.

Allowance for Doubtful Accounts.  The Company establishes estimates of the uncollectibility of accounts receivable.  Management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables.  A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.  The Company’s accounts receivable balance was $4,157,000, net of an allowance for doubtful accounts of $376,000 at October 31, 2004.

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

In connection with a claim for indemnification from ELA Medical, Inc., the Company has established a liability that it currently believes to reflect an obligation to ELA Medical.  The Company believes that a significant portion of the amounts for which it has indemnified ELA Medical will be covered by insurance and has established a receivable to reflect the probable insurance recoveries.  The Company has based both the liability and the probable receivable upon its review of the claim, the facts surrounding the claim and the language of the insurance policies.  As the Company determines additional facts concerning the claim, the analysis may change.  The Company’s estimates regarding legal proceedings and claims are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported.  See Note 13, “Discontinued Operations,” Notes to Consolidated Financial Statements and Item 3, Legal Proceedings in this Form 10-KSB.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, (“SFAS No. 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory.  This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its fiscal 2006.  The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

The FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  Since the Company is a small business registrant, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and the Company will adopt the standard in the second quarter of fiscal 2006.  The Company has determined that, unless new options are granted, stock-based compensation expense will be $5,000 for each of the second, third and fourth quarters of fiscal 2006.

Item 7.  Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Angeion Corporation:

We have audited the accompanying consolidated balance sheets of Angeion Corporation and subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and shareholders’ equity for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angeion Corporation and subsidiaries as of October 31, 2004 and 2003, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota
January 27, 2005

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, 2004 and 2003

(in thousands except share and per share data)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$2,390	$3,588
Accounts receivable, net of allowance for doubtful accounts of $376 and $428, respectively	4,157	3,429
Inventories	2,947	2,774
Current assets of discontinued operations	700	756
Prepaid expenses and other current assets	294	262
Total current assets	10,488	10,809

Property and equipment, net	1,233	1,565
Intangible assets, net	6,309	7,503
	$18,030	$19,877

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,526	$1,027
Employee compensation	932	1,037
Deferred income	1,099	1,096
Warranty reserve	155	133
Current liabilities of discontinued operations	1,092	991
Other liabilities and accrued expenses	394	471
Total current liabilities	5,198	4,755

Shareholders’ equity:
Common stock, $0.10 par value. Authorized 25,000,000 shares, issued and outstanding 3,601,517 shares in 2004 and 3,594,433 shares in 2003	360	359
Additional paid-in capital	17,556	17,547
Accumulated deficit	(5,084)	(2,784)
Total shareholders’ equity	12,832	15,122

Commitments and contingencies (Notes 8, 13, 14 and 15)
	$18,030	$19,877

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands except per share amounts)

	Year Ended October 31,
	2004	2003
Revenues:
Equipment and supply sales	$17,584	$15,719
Service revenue	3,104	2,993
	20,688	18,712
Cost of goods sold:
Cost of equipment and supply sales	10,457	9,882
Cost of service revenue	495	720
	10,952	10,602
Gross margin	9,736	8,110

Operating expenses:
Selling and marketing	6,131	5,581
General and administrative	2,399	2,722
Research and development	1,672	1,538
Amortization of intangibles	951	847
	11,153	10,688
Operating loss	(1,417)	(2,578)
Other income:
Interest income	18	29
Loss before taxes	(1,399)	(2,549)
Tax benefit	—	—
Net loss from continuing operations	(1,399)	(2,549)
Loss from discontinued operations	(901)	(235)
Net loss	$(2,300)	$(2,784)

Net loss per share - basic and diluted
Continuing operations	$(0.39)	$(0.71)
Discontinued operations	(0.25)	(0.06)
Net loss	$(0.64)	$(0.77)
Weighted average common shares outstanding
Basic and diluted	3,598	3,594

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended October 31,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(2,300)	$(2,784)
Loss from discontinued operations	901	235
Depreciation	572	611
Amortization	951	847
Adjustments to reconcile net loss to net cash flows used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(728)	(742)
Inventories	(173)	696
Prepaid expenses and other current assets	(32)	(139)
Accounts payable	499	63
Employee compensation	(105)	598
Deferred income	3	285
Warranty reserve	22	22
Accrued expenses	(77)	(426)
Net cash used in continuing operations	(467)	(734)
Net cash used in discontinued operations	(501)	—
Net cash used in operating activities	(968)	(734)

Cash Flows From Investing Activities:
Purchase of property and equipment	(240)	(12)
Purchase of perpetual license	—	(100)
Net cash used in investing activities	(240)	(112)

Cash Flows From Financing Activities:
Proceeds from stock transactions	10	—
Net cash provided by financing activities	10	—

Net decrease in cash and cash equivalents	(1,198)	(846)
Cash and cash equivalents at beginning of year	3,588	4,434
Cash and cash equivalents at end of year	$2,390	$3,588

Cash paid for interest	$—	$—

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Number of shares	Par value

Balances at October 31, 2002	3,595	$359	$17,547	$—	$17,906

Net loss	—	—	—	(2,784)	(2,784)

Balances at October 31, 2003	3,595	359	17,547	(2,784)	15,122

Employee stock purchase plan	7	1	9	—	10
Net loss	—	—	—	(2,300)	(2,300)

Balances at October 31, 2004	3,602	$360	$17,556	$(5,084)	$12,832

See accompanying notes to consolidated financial statements.

Angeion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2004 and 2003

(1)                                 Description of Business

The consolidated financial statements include the accounts of Angeion Corporation and its wholly owned subsidiary, Medical Graphics Corporation.  All inter-company transactions and balances have been eliminated in consolidation.

Angeion Corporation (the “Company”) develops, manufactures and markets noninvasive cardio-respiratory diagnostic systems used in the management and improvement of cardio-respiratory health.  The Company has also introduced a line of health and fitness products, many of which are derived from Medical Graphics’ technologies.  These products, marketed under the New Leaf Health and Fitness Brand, help consumers effectively manage their weight and improve their fitness.  Revenues consist of product sales and service revenues.  Product sales reflect sales of Medical Graphics’ non-invasive cardiorespiratory diagnostic systems, New Leaf health and fitness products and aftermarket sales of peripherals and supplies.  Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

Historically, Angeion Corporation developed, manufactured and distributed products for the treatment of cardiac arrhythmia patients.  In March 2000, the Company’s board of directors decided to discontinue that historical business.  See Note 13, “Discontinued Operations.”

(2)                                 Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements contained in this report reflect the accounting principles set forth in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).  On June 17, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota.  On October 24, 2002, the Court entered an order confirming the Joint Modified Plan of Reorganization dated September 4, 2002 (“Reorganization Plan”).  The Reorganization Plan became effective on October 25, 2002.  For accounting purposes, the Company adopted fresh-start reporting in accordance with SOP 90-7 as of October 31, 2002.  In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values.  The Company utilized the assistance of an independent third-party appraiser to determine the fair values of substantially all of the Company’s tangible and intangible assets.  Currently, property and equipment as well as intangible assets are carried at values determined by an independent third-party appraiser in accordance with SOP 90-7.

Cash and Cash Equivalents

Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase.  At October 31, 2004, cash equivalents consisted of money market funds.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on a first in, first out basis.

Property and Equipment

Property and equipment acquired subsequent to October 31, 2002 is carried at cost.  Upon the adoption of SOP 90-7, the basis for property and equipment at October 31, 2002 was adjusted to reflect fair values of the assets based on an independent appraisal.  Equipment, computers and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets that range from three to eight years.  Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term, or the estimated useful life of the asset.  Expenditures for repairs and maintenance are charged to expense as incurred.

Intangible Assets

The elements of definite lived intangible assets and the related lives in years over which amortization is computed on a straight-line basis are listed in the following table:

Intangible asset	Life
Patents	3 and 10
Developed technology	3, 7 and 10

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  See Note 9, “Income Taxes” for discussion of the Company’s valuation allowance.

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

When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the consideration from an arrangement is allocated to each respective element based on the residual method and recognized as revenue when revenue recognition criteria for each element are met.  Fair value for installation and training is established based on sales prices charged as well as other historical evidence of value with the remainder of the consideration allocated to the delivered equipment.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average shares outstanding during the reporting period.  Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options or warrants, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.  All potentially dilutive common shares were excluded from the calculation because they were anti-dilutive for all periods presented.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable.  Cash in excess of current operating needs is invested in accordance with the Company’s investment policy that emphasizes principal preservation.

Stock-Based Compensation

The Company applies the intrinsic value method prescribed under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for the issuance of stock incentives to employees and directors.  Accordingly, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the financial statements.  In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to present pro forma information reflecting compensation cost for such issuances.  Had the Company determined compensation costs based on the fair value at the date of grant for options granted, the Company’s net loss would have been increased to the pro forma amounts indicated in the following table.

(In thousands, except per share amounts)	Year Ended October 31, 2004	Year Ended October 31, 2003
Net loss:
As reported	$(2,300)	$(2,784)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(282)	(359)
Pro forma	$(2,582)	$(3,143)
Net loss per share - basic and diluted
As reported	(0.64)	(0.77)
Pro forma	$(0.72)	$(0.87)

The estimated per share weighted-average fair value of all stock options granted during the years ended October 31, 2004 and 2003 was $0.85 and $1.94, respectively, as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the respective periods:

	Year Ended October 31, 2004	Year Ended October 31, 2003
Risk-free interest rate	3.84%	3.93%
Expected volatility factor	75.26%	170.82
Expected dividend	—	—
Expected option term	7 years	7 years

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset.  Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset.  If the assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities made in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Estimates include accounts receivable, product warranty and inventory reserves, and depreciable lives of property, equipment and intangible assets.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 (“SFAS No. 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory.  This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its fiscal 2006.  The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

The FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  Since the Company is a small business registrant, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and the Company will adopt the standard in the second quarter of fiscal 2006.  The Company has determined that, unless new options are granted, stock-based compensation expense will be $5,000 for each of the second, third and fourth quarters of fiscal 2006.

(3)                                 Inventories

Inventories consisted of the following at October 31, 2004 and 2003:

(In thousands)	2004	2003
Raw materials	$872	$1,121
Work-in process	167	44
Finished goods	1,908	1,609
	$2,947	$2,774

(4)                                 Property and Equipment

Property and equipment consisted of the following at October 31, 2004 and 2003:

(In thousands)	2004	2003
Furniture and fixtures	$1,276	$1,169
Equipment	643	510
Leasehold improvements	497	497
	2,416	2,176
Less: accumulated depreciation	(1,183)	(611)
	$1,233	$1,565

(5)                                 Intangible Assets

As discussed in Note 2, “Summary of Significant Accounting Policies, Basis of Presentation,” the Company adopted fresh-start reporting as described in SOP 90-7 under which the Company’s assets were recorded at their respective fair value as of October 31, 2002.  An independent third-party appraiser determined the fair values of the Company’s intangible assets.  Accordingly, all intangible assets are valued at fair value as of the date of fresh-start reporting, October 31, 2002, or cost in the case of subsequently acquired assets, as adjusted for subsequent amortization.

The Company determined that the remaining value of patents associated with the Company’s previously discontinued business of manufacturing and selling ICD’s had been impaired at October 31, 2004. Accordingly, the remaining value of $243,000 has been charged to discontinued operations.  See Note 13, “Discontinued Operations” for further discussion of this matter.

Intangible assets consisted of the following at October 31, 2004 and 2003:

(In thousands)	2004	2003
Intangible assets:
Developed technology	$6,900	$6,900
Patents	207	450
Trade name (unamortized)	1,000	1,000
	8,107	8,350
Amortization:
Developed technology	(1,591)	(779)
Patents	(207)	(68)
	$6,309	$7,503

Amortization expense, excluding the patent impairment charge noted above, was $951,000 and $847,000 for the years ended October 31, 2004 and 2003, respectively.

The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years.  Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of October 31, 2004 is as follows:

(In thousands)	Amortization
2005	$812
2006	812
2007	779
2008	778
2009	778
Thereafter	1,350
$5,309

(6)                                 Warranty Reserve

Sales of the Company’s equipment are subject to a warranty.  Equipment warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty expenses are evaluated and adjusted periodically.  Warranty provisions and claims for the years ended October 31, 2004 and 2003 were as follows:

(In thousands)	Warranty Reserve
Balance October 31, 2002	$111
Warranty provisions	237
Warranty claims	(215)

Balance October 31, 2003	133
Warranty provisions	259
Warranty claims	(237)
Balance October 31, 2004	$155

(7)                                 Shareholders’ Equity

Common Stock and Warrants

There were 3,601,517 shares of the Company’s common stock outstanding at October 31, 2004.  Under the Reorganization Plan, the Company issued 179,731 warrants to purchase additional common stock.  The warrants expire on October 31, 2007 and are subject to redemption by the Company under certain circumstances.  The exercise price of the warrants is $7.79 per share.  At October 31, 2004 and 2003, there were 179,731 warrants outstanding.

Stock Options

The Reorganization Plan authorized the Angeion Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”).  As of October 31, 2004, the Company had reserved 600,000 shares of its common stock for issuance upon exercise of stock options under the 2002 Stock Option Plan and 117,200 shares were available for future grants.  The Company has not granted any stock options outside of the 2002 Stock Option Plan.

The 2002 Stock Option Plan provides that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than 100% of the fair market value of the stock at date of grant.  All options expire no later than ten years from date of grant and are subject to various vesting schedules.  A summary of the status of the Company’s 2002 Stock Option Plan as of October 31, 2004 and 2003 and the changes during the years ended on those dates is presented below:

	Shares	Weighted Average Price
Outstanding at October 31, 2002	—	$—
Granted	373,800	5.79
Exercised	—	—
Expired or canceled	—	—

Outstanding at October 31, 2003	373,800	5.79
Granted	109,000	5.77
Exercised	—	—
Expired or canceled	—	—

Outstanding at October 31, 2004	482,800	$5.78

The following table summarizes information concerning stock options outstanding as of October 31, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Subject to Exercise	Weighted Average Exercise Price

$2.00	120,000	8.14	$2.00	42,000	$2.00
$6.23	176,000	8.49	$6.23	176,000	$6.23
$7.79	186,800	8.11	$7.79	141,696	$7.79
Total	482,800	8.26	$5.78	359,696	$6.35

(8)                                 Leases

The Company leases office and manufacturing space, and various office accessories.  The building lease for the Company’s present office and manufacturing space expires in June 2009.  Total lease expenses, including the building, were $323,000 and $297,000 for the years ended October 31, 2004 and 2003, respectively.  Future minimum lease payments under operating leases in effect at October 31, 2004 are as follows:

Year ended October 31, (In thousands)	Amount
2005	$348
2006	363
2007	374
2008	364
2009	261
Thereafter	8
$1,718

(9)           Income Taxes

The Company has a federal net operating loss carry forward at October 31, 2004 of approximately $129,750,000, which is available to reduce income taxes payable in future years.  If not used, this carry forward will expire in years 2005 through 2024.  Approximately $39,600,000 of this carry forward will expire over the next five years.  In addition, the Company has a general business tax credit carry forward of approximately $1,114,000, which is available to reduce future Federal income taxes, if any.  If not used, these carry forwards will expire in years 2005 through 2014.  Approximately $636,000 of the general business tax carry forward will expire over the next five years.  Under the Tax Reform Act of 1986, the utilization of these tax loss and tax credit carry forwards may be limited as a result of significant changes in ownership.

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

The actual tax expense attributable to income from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the net loss as follows:

	Year Ended October 31, 2004	Year Ended October 31, 2003
Federal statutory rate	34.0%	34.0%
Bankruptcy reorganization	0.0	0.0
Change in Federal valuation allowance	(28.3)	(33.3)
Miscellaneous (including state taxes)	(5.7)	(0.7)
Effective income taxes	0.0%	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

(In thousands)	October 31, 2004	October 31, 2003
Deferred tax assets:
Net operating loss carry-forwards	$51,142	$50,542
General business tax credits	1,114	1,186
Other	389	587
Valuation allowance	(50,833)	(49,955)
Total deferred tax assets	1,812	2,360
Deferred tax liabilities:
Intangible assets	1,592	1,869
Fixed assets	220	468
Other	0	23
Total deferred tax liabilities	1,812	2,360
Net deferred income tax asset (liability)	$0	$0

The valuation allowance for deferred tax assets as of October 31, 2004 and 2003 was $50,833,000 and $49,955,000, respectively.  The total valuation allowance increased $878,000 for the year ended October 31, 2004 and increased $949,000 for the year ended October 31, 2003.  In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Included as part of the Company’s net operating loss carry forwards is approximately $2,300,000 in tax deductions that resulted from the exercise of stock options.  When these loss carry forwards are realized, the corresponding changes in the valuation allowance will be recorded as additional paid-in-capital.

(10)         Employee Benefit Plans

401(k) Savings Plan

Substantially all employees are eligible to participate in the 401(k) Savings Plan (“Savings Plan”).  Employees may make pre-tax voluntary contributions to their individual accounts up to a maximum of 50% of their aggregate compensation, but not more than currently allowable Internal Revenue Service limitations.  The Savings Plan permits matching and discretionary employer contributions.  The Company matches 25% of the first 4% of an employee’s annual compensation.  Company contributions to the Savings Plan were $53,000 and $47,000 for the years ended October 31, 2004 and 2003, respectively.  Employee participants in the Savings Plan may allocate their account balances among 14 different funds available through the Custodian.

Employee Stock Purchase Plan

On May 14, 2003, shareholders of the Company adopted the Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) and authorized the issuance of 100,000 shares under the Plan.  The Stock Plan is available to all employees subject to certain eligibility requirements.  Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period.  The Company issued 7,084 shares under the Stock Plan during the year ended October 31, 2004 and did not issue any shares during the year ended October 31, 2003.

(11)         Reporting Comprehensive Income

The Company’s net loss and comprehensive loss are equivalent and therefore are not presented separately.

(12)         Segment Reporting

The Company operates in a single industry segment, medical products.  For management purposes, the Company is segmented into two geographic areas.  Net sales for these areas are shown in the following table.

(In thousands)	Year Ended October 31, 2004	Year Ended October 31, 2003
Revenues from unaffiliated customers
United States	$17,136	$15,740
Foreign countries	3,552	2,972
	$20,688	$18,712

Substantially all of the Company’s long-lived assets are located at the Company’s facilities in the United States.

(13)         Discontinued Operations

Overview

During the period from October 1990 through March 2000, the Company was engaged in the development, design, manufacture and sale of implantable cardioverter defibrillator (“ICD”) systems.  ICDs are designed to treat abnormally rapid heartbeats or tachycardia in the ventricular (or lower) chambers of the heart.  ICDs are electronic devices that are implanted within the body and are connected to the heart with defibrillator leads.  These devices are designed to monitor the patient’s heartbeat and, in the event of tachycardia, deliver an electrical shock to return the heartbeat to normal rhythm.

During March 2000, the Company announced its decision to discontinue the development, manufacture and distribution of ICDs.  Accordingly, the ICD business is accounted for as a discontinued operation and amounts in the financial statements and related notes for all periods shown reflect discontinued operations accounting.  Operating results of the discontinued ICD business are summarized as follows:

(In thousands)	Year Ended October 31, 2004	Year Ended October 31, 2003
Revenues	$—	$—

Loss from discontinued operations	$(901)	$(235)

Impairment of ICD Patents

All intangible asset fair values were determined at October 31, 2002 by an independent third-party appraiser under SOP 90-7.  See Note 2, “Summary of Significant Accounting Policies, Basis of Presentation.”  A portion of intangible assets is related to the value of patents associated with the Company’s business of manufacturing and selling implantable cardioverter defibrillators (“ICDs”), which was discontinued in 2000.

During the period from 1999 through mid 2002, the Company licensed the ICD patents realizing $53 million in cash and stock-based proceeds.  Subsequent to these transactions, an independent appraiser determined that the fair value of the ICD patents was $450,000 at October 31, 2002.  The most significant piece of information available to the independent appraiser at the time was the recent historical licensing revenue associated with the ICD patents.

Although the Company continues to explore the sale or licensing of the ICD patents, it has determined that the ICD patents have become impaired as of October 31, 2004 because the Company does not currently have an identifiable source of revenue or a bona fide agreement to provide a source of revenue for these patents to support their current value.  The patent impairment charge of $243,000 was recorded within discontinued operations for the year ended October 31, 2004.

Contingencies and Litigation

In June 2002, ELA Medical, a former partner of Angeion in a joint venture that manufactured and distributed ICDs, advised Angeion that some of the ICD’s formerly manufactured by Angeion were experiencing premature battery depletion and that 14 had been explanted.  In accordance with FDA procedures, Angeion instituted a field corrective action on certain of the ICDs.

In June 2003, ELA Medical sought reimbursement from Angeion for the cost of explanting and replacing the ICDs.  Angeion advised its insurance carrier of the ELA Medical claim and sought coverage of the claim.

On September 13, 2004, the basic insurer, Medmarc Casualty Insurance Company, advised Angeion that Medmarc was denying insurance coverage to Angeion for the claim by ELA Medical, Inc.  In addition, on September 13, 2004, Medmarc commenced a declaratory judgment action against Angeion and ELA Medical in United States District Court for the District of Minnesota seeking a declaratory judgment that Medmarc’s interpretation of the policy is correct.  In the lawsuit, ELA Medical has entered a cross-claim against Angeion for the costs and expenses it incurred in connection with the recall in the equivalent amount of $1,665,068.

Angeion has denied liability to ELA Medical and has counterclaimed against Medmarc and is seeking a declaratory judgment that Medmarc is liable (i) to Angeion for any amount that it is required to pay to ELA Medical, and (ii) for any fees and expenses that Angeion has incurred in connection with defense of the cross-claim by ELA Medical and the declaratory action by Medmarc.  Angeion vigorously intends to pursue its available defenses against ELA Medical and it asserts that Medmarc is required to provide Angeion coverage with respect to these matters.

The lawsuit is just beginning and is currently only in the discovery stage.  The Company expects that any trial in this matter will not occur until the spring of 2006.

The Company believes that although it may have some liability to ELA Medical, for several reasons, it is not liable to ELA Medical for the entire amount alleged.  The Company further believes that a certain portion of the amount expended by ELA Medical may not be covered by insurance.  The Company currently believes that the amount of its potential liability to ELA Medical ranges from $1,092,000 to $2,198,000 and has recorded a liability of $1,092,000 at October 31, 2004.  The Company also believes it is probable that at least $700,000 of any claims ultimately paid to ELA Medical are recoverable under existing insurance policies.  Accordingly, the Company recorded an additional loss of $901,000 during FY 2004 to reflect a change in the expected recovery, impairment of the ICD patents and liability associated with this claim.

The ultimate amount of both the liability due to ELA Medical and the amount recoverable from the insurance carriers is subject to future development and additional information.  The amounts currently estimated for the claim and associated expenses as well as the probable insurance recovery are based on data provided by ELA Medical for explantations that occurred through March 31, 2004 and other information related to the cause of the battery depletion.  Since 167 devices remain implanted in patients at March 31, 2004, the amount of the claim may increase.  While it is not possible to predict the ultimate amount of the claim or the associated expenses, the Company believes that if the amount of the claim increases, the amount recoverable from the insurance company would also increase.  In addition, the Company’s liability insurance coverage for claims associated with its ICD products expires on July 11, 2005.

The Company may incur additional expenses, which could be substantial, in connection with any purchase of insurance coverage beyond July 11, 2005.

(14)         Royalty Commitments

In March 2000, the Company agreed to pay royalties to AeroSport, Inc. for net sales of products covered by AeroSport’s patented technology.  The royalties are to be 5% of net sales subject to a minimum royalty of $100,000 per calendar year until December 31, 2006.  The aggregate amount of royalties is limited to $850,000 with a minimum of $700,000.  The Company incurred $100,000 in royalty expenses for both of the years ended October 31, 2004 and 2003 related to this commitment.

The Company has an agreement with a third party engaged in the business of developing and delivering risk assessment and lifestyle management materials and services to patients for improved cardio-vascular health, under which it obtained a perpetual license to use certain intellectual property as part of a custom developed private label product that is a web enabled self-help lifestyle management program.  The Company agreed to make royalty payments of 15% on all amounts received for the program with a $5.00 per participant minimum applicable to each consumer.  The Company began marketing this new product during fiscal 2003 under the New Leaf brand and makes it available to all New Leaf Personal Exercise System delivery sites.  The Company incurred $2,500 and $1,500 in royalty expenses for the years ended October 31, 2004 and 2003, respectively, related to this commitment.

On September 10, 2003, the Company entered into a Technology License Agreement with a third party, under which the Company obtained a license related to the design and manufacture of talking heart rate monitors.  In return for the license, the Company made a nonrefundable payment of $100,000 and further agreed to pay royalties ranging from $4.00 to $10.00 for each unit sold.  The royalties for certain units are limited to the greater of $5.00 for each unit sold within three years or $50,000.  Royalties covering the remaining units are limited to $2,000,000 at which time the license shall be deemed fully paid up.  The Company incurred $5,400 in royalty expenses for the year ended October 31, 2004 related to this commitment.

(15)         Litigation

The Company is also subject to certain claims and lawsuits that have been filed in the ordinary course of business.  From time to time, the Company initiates lawsuits against others to enforce patents or to seek collection of debts in the ordinary course of business.  Apart from the litigation discussed in Note 13, “Discontinued Operations,” it is management’s opinion that the settlement of all litigation arising in the ordinary course of business would not have a material effect on the financial position, results of operations or liquidity of the Company.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Rodney A. Young, and Chief Financial Officer, Dale H. Johnson, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

There have been no significant changes in internal controls over financial reporting that occurred during the last quarter covered by this report or from the end of the reporting period to the date of this Form 10-KSB.

PART III

Item 9.  Directors and Executive Officers of the Registrant.

Information About Directors

The following table sets forth certain information regarding the Company’s directors as of January 14, 2005.

Name of Director	Age	Principal Occupation	Director Since

Arnold A. Angeloni	62	CEO and President of Northcott Hospitality International	1990

John C. Penn	64	President and Chief Executive Officer of Intek Plastics, Inc.	2000

Jeffrey T. Schmitz	41	Senior Financial Analyst, Deephaven Capital Management	2002

Rodney A. Young	49	President and Chief Executive Officer of the Company	2004

Other Information About Directors

Arnold A. Angeloni is the CEO and President of Northcott Hospitality International, a rapidly growing company in the hospitality industry.  Previously, he was President of Gateway Alliance LLC, an

integrated business incubator for identifying, creating, and providing operational support for start-up ventures.  From 1961 to 1995, Mr. Angeloni was employed by Deluxe Corporation, a provider of check products and services to the financial payments industry, in various administrative, marketing, and operations positions, including President of the Check Printing, and Business Systems Divisions.

John C. Penn is the Chairman and CEO of Intek Plastics, Inc., a privately owned plastic extruder located in Hastings, Minnesota.  Mr. Penn had been Vice Chairman and Chief Executive Officer of the Satellite Companies from 1998 to March 2003.  From 1990 to 1997, Mr. Penn was the President and Chief Executive Officer of Centers for Diagnostic Imaging.  Previously, he served in a senior management capacity in various manufacturing companies.  Mr. Penn serves and has served on the Board of Directors of several private and public corporations.  He also served as a director of Medical Graphics from December 1996 to December 1999.

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

Rodney A. Young is a 25-year veteran of the medical, manufacturing and pharmaceutical fields.  Prior to joining Angeion Corporation as Executive Vice President in July 2004, Mr. Young had served as a consultant.  Prior to consulting, Mr. Young was a director, Chief Executive Officer and President of Lectec Corporation from August 1996 until July 2003 and Chairman of Lectec from November 1996 until July 2003.  Prior to his employment at Lectec, Mr. Young served Baxter International, Inc. for five years in various management roles, most recently as Vice President and General Manager of the Specialized Distribution Division.  Mr. Young previously held a variety of sales and marketing positions at 3M Company and Upjohn.  Mr. Young also serves as a director of Possis Medical, Inc., Delta Dental Plan of Minnesota and Health Fitness Corporation.

Mr. Young was appointed as a director, President and CEO of the Company effective November 1, 2004.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is biographical and other information on the executive officers of the Company.  Mr. Young’s biographical information is set forth above under “Information About Directors.”

Name of officer	Age	Title

Rodney A. Young	49	President and Chief Executive Officer

Dale H. Johnson	60	Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended October 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.  Executive Compensation.

Summary of Cash and Certain Other Compensation.  The following table sets forth the cash and non-cash compensation for the years ended October 31, 2004 and 2003 and for the ten months ended October 31, 2002 earned by, or awarded to Mr. Jahnke who served as the Chief Executive Officer of the Company and the only other executive officers of the Company whose total cash compensation exceeds $100,000 (“Named Executive Officers”) in 2004.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Period/ Year (1)	Salary	Bonus	Other Annual Compensation	Restricted Stock Award ($)	Securities Underlying Options (#)	All Other Compensation (2)

Richard E. Jahnke (3)	2004	$270,000	$75,756	$—	$—	—	$7,200
President and	2003	267,692	159,705	—	—	158,000	7,200
Chief Executive	2002	224,231	18,550	—	—	—	6,092
Officer

Dale H. Johnson	2004	127,498	18,653	—	—	—	—
Chief Financial	2003	122,269	38,177	—	—	27,800	—
Officer	2002	100,269	8,295	—	—	—	—

(1)           All amounts for 2002 are for the ten months ended October 31, 2002.

(2)           Other compensation amounts represent an automobile allowance paid by the Company.

(3)           Mr. Jahnke retired as of October 31, 2004.  He resigned as a director, President and CEO effective November 1, 2004.

Grants of Stock Options

On October 25, 2002, the effective date of the Plan of Reorganization, the Company was deemed to have adopted the Angeion Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”).  There were 81,000 and 28,000 options to purchase the Company’s stock granted to employees and directors or in one case the director’s employer, respectively, during the year ended October 31, 2004.  The following table provides information concerning grants of options to purchase the Company’s common stock made during the year ended October 31, 2004 to the Named Executive Officers and to Mr. Rodney A. Young who became Executive Vice President in July 2004 and President and CEO effective November 1, 2004.

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% Of Total Options Granted to Employees in 2004	Exercise Price Per Share ($/share)	Expiration Date

Richard E. Jahnke	—	—	—	—

Dale H. Johnson	—	—	—	—

Rodney A. Young	24,000	29.6	2.00	10/6/2013
	24,000	29.6	6.23	10/6/2013
	33,000	40.8	7.79	10/6/2013

Exercises of Stock Options and Year-End Option Values

The following table provides information concerning option exercises during 2004 and the exercisable and unexercisable value of options held by Named Executive Officers and Mr. Young as of October 31, 2004.  The value of unexercised in-the-money options is based on the closing price of Angeion common stock on October 31, 2004 of $1.45 per share, minus the exercise price, multiplied by the number of shares issuable upon exercise of the options.  The exercise prices of all unexercised options exceeded the $1.45 common stock closing price at October 31, 2004.

			Number of Securities Underlying Unexercised Options at October 31, 2004 (#)		Value of Unexercised In- the-money Options at October 31, 2004 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Richard E. Jahnke	—	—	158,000	—	—	—

Rodney A. Young	—	—	40,500	40,500	—	—

Dale H. Johnson	—	—	16,200	11,600	—	—

Compensation of Directors

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

In addition, during fiscal 2004, the Company paid Mr. Angeloni an additional $5,000 for services rendered in his capacity as Chair of the Compensation committee in connection with succession planning and the hiring of Mr. Young as the Company’s new CEO.

Employment Agreements

In June 2004, the Company entered into a written employment agreement with Rodney A. Young under which Mr. Young agreed to serve as Executive Vice President of the Company effective July 6, 2004.  Mr. Young also agreed to be appointed President and Chief Executive Officer beginning November 1, 2004.  In exchange for his service, Mr. Young receives an annual salary of $230,000, and is entitled to earn a cash bonus of up to 35% of his annual salary and an over-achievement bonus of up to an additional 15% based upon achievement of certain objectives in a bonus plan established by the Board of Directors.  In addition, Mr. Young will be entitled to a one-third pro rata payment under the Angeion three year long term incentive plan if payouts are earned under the plan in the three year period ending October 31, 2005.  Mr. Young was also elected as a member of the Board of Directors on November 1, 2004 and receives no additional compensation for this service.  The agreement will terminate upon 60 days written notice by either party, upon notice by the Company of termination “for cause” or upon the event of Mr. Young’s death or disability.  The agreement also contains a non-compete provision for one year after the termination of Mr. Young’s employment.

Each of Mr. Young and Mr. Johnson also has rights under respective change in control agreements with the Company.  Under each agreement, if the officer’s employment is terminated during a period of twenty-four months following a Change in Control of the Company (i) by the Company other than for Cause or death, or (ii) by the officer for Good Reason (as these terms are defined in the letter agreement), then the officer will be entitled to a lump sum payment equal to the yearly cash compensation paid to him in the year prior to termination, health insurance coverage and out placement assistance.  If the officer’s employment is terminated prior to the Change of Control, the officer also will be entitled to Change of Control benefits if the termination was a condition of the Change of Control or was at the request or insistence of a person related to the Change of Control.  If such a termination had occurred in fiscal 2004, the amounts payable to Mr. Young pursuant to his agreement would have been approximately $256,000 and the amount payable to Mr. Johnson would have been approximately $155,000.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has an Audit Committee (“Committee”) comprised of John C. Penn (Chair) and Arnold A. Angeloni.  The Committee operates under an Audit Committee Charter as amended March 27, 2002.  Each member of the Committee is an independent director as defined by the Nasdaq Small Cap Market listing standards.  The Company’s Board of Directors has reviewed the education, experience and other qualifications of each member of its Audit Committee.  After review, the Board of Directors has determined that Mr. Penn meets the Securities and Exchange Commission definition of an “audit committee financial expert.”

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics Policy that applies to all directors and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Ethics and Business Conduct is available on the Company’s web site, www.angeion-ir.com, or may be obtained upon request from the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 14, 2005 concerning the beneficial ownership of the common stock of the Company by (i) the only shareholders known by the Company to own more than five percent of the common stock of the Company, (ii) each director of the Company, (iii) each officer listed in the Summary Compensation Table (“Named Executive Officers”) and each current executive officer, and (iv) all executive officers and directors of the Company as a group.

Name of Beneficial Owner	Shares of Common Stock (1)	Shares Acquirable within 60 days	Total	Percentage

Deephaven Capital Management, LLC (2) 130 Cheshire Lane Minnetonka, MN 55305	802,458	14,000	816,458	22.6%

Loews Corporation (3) 667 Madison Avenue New York, New York 10021	356,665	—	356,665	9.9%

Brantrock Advisors, Inc. (4) 9465 Wilshire Boulevard Beverly Hills, CA 90212	337,332	—	337,332	9.4%

Cincinnati Financial Corp (5) 6200 S. Gilmore Road Fairfield, OH 45014	252,999	—	252,999	7.0%

Diker Micro-Value Fund (6) 745 Fifth Avenue, Suite 1409 New York, New York 10151	246,467	—	246,467	6.8%

Arnold A. Angeloni	3,817	14,000	17,817	*

Richard E. Jahnke	2,100	158,000	160,100	4.3%

Dale H. Johnson	4,000	16,200	20,200	*

John C. Penn	1,105	14,000	15,105	*

Jeffrey T. Schmitz (2)	—	—	—	—

Rodney A. Young	2,000	40,500	42,500	1.2%

All executive officers and directors as a group (5 persons)	815,480	256,700	1,072,180	27.8%

* Indicates ownership of less than one percent.

(1)           Except as noted, all shares beneficially owned by each person as of the record date were owned of record, and each person had sole voting power and sole investment power for all such shares beneficially held.

(2)           Based on a Schedule 13G dated October 31, 2002, and filed with the SEC.  For purposes of this table, Mr. Schmitz is deemed to have voting and dispositive power over the 802,458 shares controlled by Deephaven Capital Management, LLC.  Mr. Schmitz is a senior financial analyst at Deephaven Capital Management, LLC and is the current designee of the Creditors’ Committee.  Mr. Schmitz disclaims any beneficial ownership in the shares controlled by Deephaven.

(3)           Based on a Schedule 13G dated November 4, 2003, and filed with the SEC.

(4)           Based on a Schedule 13G dated February 12, 2003, and filed with the SEC.

(5)           Based on a Schedule 13G dated May 6, 2003, and filed with the SEC.

(6)           Based on a Schedule 13G dated February 13, 2004, and filed with the SEC.

Item 12.  Certain Relationships and Related Transactions.

None.

Item 13.  Exhibits.

(a) 1. Financial Statements of Registrant

The following financial statements of Angeion Corporation and Subsidiaries are set forth in Item 7 of this Form 10-KSB:

Consolidated Balance Sheets as of October 31, 2004 and 2003.

Consolidated Statements of Operations for the years ended October 31, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended October 31, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2004 and 2003.

Notes to Consolidated Financial Statements.

(a)   2. Financial Statement Schedules

Report of Independent Registered Public Accounting Firm.

Schedule II - Valuation and Qualifying Accounts.

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

10.7         *Employment letter agreement dated June 8, 2004 between Angeion Corporation and Rodney A. Young (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-QSB for the quarterly period ended July 31, 2004 (File No. 0-9899)).

10.8         *Change in control letter agreement dated July 6, 2004 between Angeion Corporation and Rodney A. Young (incorporated by reference to Exhibit 10.2 contained in the Company’s Form 10-QSB for the quarterly period ended July 31, 2004 (File No. 0-9899)).

22.1         List of Subsidiaries.

23.1         Consent of Independent Registered Public Accounting Firm (KPMG LLP).

31.           Certification pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.           Certifications pursuant to 18 U.S.C. § 1350.

*              Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Item 14.  Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

KPMG LLP has served as the independent registered public accounting firm for the Company for a number of years, including the years ended October 31, 2004 and 2003.  The Company’s Audit Committee has not yet selected a firm to serve as independent registered public accounting firm for fiscal year 2005, but intends to review this matter as part of its audit committee review.  A representative of KPMG LLP is expected to be present at the 2005 Annual Meeting of Shareholders.  The representative will have an opportunity to make a statement if he or she desires to do so, and will be available to respond to appropriate questions.

Audit Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s consolidated financial statements for the years ended October 31, 2004 and 2003, and fees billed for other services rendered by KPMG LLP:

	Year Ended October 31, 2004	Year Ended October 31, 2003
Audit fees	$111,000	$116,900

Audit-related fees	7,000	7,100

Tax fees	34,225	33,275

	$152,225	$157,275

(1)           Audit fees consist of fees for the annual audit of the Company’s consolidated financial statements and reviews of financial statements included in quarterly reports on Form 10-QSB.

(2)           Audit-related fees consist of fees for audits of the Company’s 401(k) savings plan.

(3)           Tax fees consist of fees for tax consultation and tax compliance services, including assistance regarding federal and state tax compliance.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

January 28, 2005
	By	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each of the undersigned hereby constitutes and appoints Rodney A. Young and Dale H. Johnson as the undersigned’s true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ Rodney A. Young	President, Chief Executive Officer
Rodney A. Young	(Principal Executive Officer)

/s/ Dale H. Johnson	Chief Financial Officer
Dale H. Johnson	(Principal Financial and Accounting Officer)

/s/ Arnold A. Angeloni	Director
Arnold A. Angeloni

/s/ John C. Penn	Director
John C. Penn

/s/ Jeffrey T. Schmitz	Director
Jeffrey T. Schmitz

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Angeion Corporation:

Under the date of January 27, 2005, we reported on the consolidated balance sheets of Angeion Corporation and subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and shareholders’ equity for the years then ended.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 13.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
January 27, 2005

ANGEION CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts

Years Ended October 31, 2004 and 2003

(In Thousands)

Description	Balance at Beginning of Year	Additions	Deletions	Balance at End of Year
Year ended October 31, 2004
Allowance for doubtful accounts	$428	$24	$(76)	$376

Year ended October 31, 2003
Allowance for doubtful accounts	312	120	(4)	428