Form 10QSB
period 2005-01-31
ANGEION CORP/MN
filed 2005-03-11
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2005

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

Yes   ☒   No   ☐

The Company had 3,606,038 shares of common stock, $0.10 par value, outstanding as of February 23, 2005.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2005 and October 31, 2004

(unaudited, in thousands except share and per share data)

	January 31, 2005	October 31, 2004
Assets
Current assets:
Cash and cash equivalents	$2,269	$2,390
Accounts receivable, net of allowance for doubtful accounts of $342 and $376, respectively	3,448	4,157
Inventories	2,991	2,947
Current assets of discontinued operations	700	700
Prepaid expenses and other current assets	204	294
Total current assets	9,612	10,488

Property and equipment, net	1,162	1,233
Intangible assets, net	6,106	6,309
	$16,880	$18,030

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,111	$1,526
Employee compensation	938	932
Deferred income	1,006	1,099
Warranty reserve	157	155
Current liabilities of discontinued operations	1,070	1,092
Other current liabilities and accrued expenses	470	394
Total current liabilities	4,752	5,198

Shareholders' equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding, 3,606,038 shares in 2005 and 3,601,517 shares in 2004	361	360
Additional paid-in capital	17,562	17,556
Accumulated deficit	(5,795)	(5,084)
Total shareholders' equity	12,128	12,832
	$16,880	$18,030

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended January 31,
	2005	2004
Revenues
Equipment and supply sales	$4,285	$3,849
Service revenue	745	706
	5,030	4,555
Cost of goods sold
Cost of equipment and supplies	2,596	2,363
Cost of service revenue	101	134
	2,697	2,497

Gross margin	2,333	2,058

Operating expenses:
Selling and marketing	1,707	1,525
General and administrative	664	632
Research and development	478	398
Amortization of intangibles	203	238
	3,052	2,793

Operating loss	(719)	(735)

Interest income	8	5

Loss before taxes	(711)	(730)

Tax benefit	—	—

Net loss	$(711)	$(730)

Net loss per share - basic and diluted	$(0.20)	$(0.20)

Weighted average common shares outstanding - basic and diluted	3,603	3,596

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended January 31,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(711)	$(730)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	323	385
Changes in operating assets and liabilities:
Accounts receivable	709	(102)
Inventories	(44)	(389)
Prepaid expenses and other current assets	90	31
Accounts payable	(415)	226
Employee compensation	6	(209)
Deferred income	(93)	161
Warranty reserve	2	5
Other current liabilities and accrued expenses	76	62
Net cash used in continuing operations	(57)	(560)
Net cash used in discontinued operations	(22)	—
Net cash used in operating activities	(79)	(560)

Cash Flows From Investing Activities:
Purchase of property and equipment	(49)	(73)
Net cash used in investing activities	(49)	(73)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	7	4
Net cash provided by financing activities	7	4

Net decrease in cash and cash equivalents	(121)	(629)

Cash and cash equivalents at beginning of period	2,390	3,588

Cash and cash equivalents at end of period	$2,269	$2,959

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2005

(Unaudited)

1.             Basis of Presentation

The consolidated balance sheet as of January 31, 2005, the consolidated statements of operations and cash flows for the three months ended January 31, 2005 and 2004, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The consolidated balance sheet at October 31, 2004 was derived from the audited consolidated financial statements as of that date.  Operating results for the three months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.  For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-KSB for the year ended October 31, 2004.

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three months ended January 31, 2005 and 2004, comprehensive loss for Angeion Corporation was equivalent to net loss as reported.

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

3.             Stock Based Compensation

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

	Three Months Ended January 31,
(In thousands, except for per share amounts)	2005	2004
Net loss:
As reported	$(711)	$(730)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21)	(57)
Pro forma	$(732)	$(787)
Net loss per share – basic and diluted
As reported	$(0.20)	$(0.20)
Pro forma	$(0.20)	$(0.22)

4.             Inventories

(In thousands)	January 31, 2005	October 31, 2004
Raw materials	$1,049	$872
Work-in-progress	195	167
Finished goods	1,747	1,908
	$2,991	$2,947

5.             Intangible Assets

The Company adopted fresh start reporting as defined in SOP 90-7 upon its emergence from bankruptcy on October 31, 2002.  SOP 90-7 required the Company’s assets to be recorded at their respective fair values as of October 31, 2002.  The Company, with the assistance of an independent third-party appraiser, determined the fair values of the Company’s intangible assets.  Accordingly, all intangible assets are valued at fair value as of the date of fresh-start reporting, October 31, 2002, or cost in the case of subsequently acquired assets.  Intangible assets consisted of the following as of January 31, 2005:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

Amortized developed technology	$7,107	$2,001	$5,106
Unamortized trade name	1,000	—	1,000
	$8,107	$2,001	$6,106

Amortization expense was $203,000 and $238,000 for the three months ended January 31, 2005 and 2004, respectively.  Developed technology is being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years.  Estimated amortization expense for the remainder of fiscal year 2005 and for each of the succeeding years based on the intangible assets as of January 31, 2005 is as follows:

(In thousands)	Amortization
Nine months ending October 31, 2005	$609
2006	812
2007	779
2008	778
2009	778
Thereafter	1,350
$5,106

6.             Warranty Reserve

Sales of the Company’s equipment are subject to a warranty.  Equipment warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty provisions are evaluated and adjusted periodically.  Warranty provisions for the three months ended January 31, 2005 and 2004 were as follows:

	Three Months Ended January 31,
(In thousands)	2005	2004
Balance, beginning of period	$155	$133
Warranty provisions	66	61
Warranty claims	(64)	(56)
Balance, end of period	$157	$138

7.             Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average shares outstanding during the reporting period.  Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.  As a result of the net losses, there were no dilutive common shares outstanding for the three months ended January 31, 2005 and 2004.  The Company had warrants outstanding at January 31, 2005 and 2004 to purchase 179,481 and 179,537 shares, respectively, of its common stock that were considered antidilutive and therefore not considered to have been exercised.  The Company also had options outstanding at January 31, 2005 and 2004 to purchase 482,800 and 373,800 shares, respectively, of its common stock that were considered antidilutive and therefore not considered exercised.

8.             Discontinued Operations and Litigation

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

The Company believes that although it may have some liability to ELA Medical, for several reasons, it is not liable to ELA Medical for the entire amount alleged.  The Company further believes that a certain portion of the amount expended by ELA Medical may not be covered by insurance.  During the fourth quarter of 2004, the Company determined that the amount of its potential liability to ELA Medical ranged from $1,092,000 to $2,198,000 and recorded a liability of $1,092,000 at October 31, 2004.  The Company also determined it is probable that at least $700,000 of any claims ultimately paid to ELA Medical were recoverable under existing insurance policies.  During the first quarter of 2005, the Company determined that there were no changes in facts or circumstances that would require adjustment of the current assets of discontinued operations or current liabilities of discontinued operations as of January 31, 2005.

The ultimate amount of both the liability due to ELA Medical and the amount recoverable from insurance carriers is subject to future development and additional information.  The amounts currently estimated for the claim and associated expenses as well as the probable insurance recovery are based on data provided by ELA Medical for explantations that occurred through March 31, 2004 and other information related to the cause of the battery depletion.  Since 167 devices remain implanted in patients at March 31, 2004, the amount of the claim may increase.  While it is not possible to predict the ultimate amount of the claim or the associated expenses, the Company believes that if the amount of the claim increases, the amount recoverable from the insurance company would also increase.  In addition, the Company’s liability insurance coverage for claims associated with its ICD products expires on July 11, 2005.

The Company may incur additional expenses, which could be substantial, in connection with any purchase of insurance coverage beyond July 11, 2005.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements and Risk Factors

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate,” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially including the following: (i) the Company’s ability to successfully operate its Medical Graphics business including its ability to develop, improve and update its cardiorespiratory diagnostic products, (ii) the Company’s ability to successfully introduce its New Leaf products including its New Leaf Weight Loss Program, (iii) the Company’s ability to successfully defend itself from product liability claims related to its Medical Graphics and New Leaf products or claims associated with its prior cardiac stimulation products, (iv) the Company’s ability to protect its intellectual property, (v) the Company’s dependence on third party vendors and any other factors not now anticipated.

From time to time, the Company through its management may make oral forward-looking statements.  The Company undertakes no obligation to update any forward-looking statement.  Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the prior discussion is qualified in its entirety by, the other risk factors that are described from time to time in Angeion’s Securities and Exchange Commission reports, including but not limited to the Annual Report on Form 10-KSB for the year ended October 31, 2004, and subsequently filed reports.

In addition to the risk factors and uncertainties set forth above and in our Annual Report on Form 10-KSB, the Company believes that the following factors are relevant.

Discontinued Operations, Product Liability Insurance and Litigation.  The testing, manufacturing, marketing and sale of medical devices involve risk of liability claims and product recalls.  ICD products that the Company sold in the past are highly complex and were used in medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death.  As a result, the Company currently carries product liability insurance covering its products with policy limits per occurrence and in the aggregate which the Company has deemed to be sufficient.  The Company cannot predict, however, whether this insurance is sufficient, or if not, whether the Company will be able to obtain sufficient insurance, to cover the risks associated with the Company’s business or whether such insurance will be available at premiums that are commercially reasonable.  Although the Company has discontinued its ICD business, a successful claim against or settlement by the Company in excess of its insurance coverage or the Company’s inability to maintain insurance in the future could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.

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

During the years ended October 31, 2004 and 2003, the Company recorded losses in discontinued operations of $901,000 and $235,000, respectively, to reflect an impairment of the ICD patents, its liability for expenses associated with the claim by ELA Medical for reimbursement of costs related to ICD’s formerly manufactured by the Company that were experiencing premature battery depletion and related matters.  These losses were net of probable insurance recoveries and included other expenses associated with the claim.  See Note 8, “Discontinued Operations,” in Notes to Consolidated Financial Statements and Part II, Item 1, Legal Proceedings in this Form 10-QSB.

Intangible Assets.  The Company assesses the impairment of identifiable intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company initially evaluates the recoverability of intangible assets based on fair value techniques, mainly undiscounted cash flows.  If the Company determines that the carrying value of intangible assets may not be recoverable, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model or another valuation technique.  There can be no assurance that business circumstances will not change or that projected future cash flows will be sufficient to justify the carrying value of intangible assets, in which case the Company would be required to recognize an impairment charge for a portion or all of the intangible assets.

Overview

Angeion Corporation is a medical products company with reported revenue of $20.7 million for the year ended October 31, 2004.  Domestic product sales and service revenues accounted for 82.8% of revenue for the year ended October 31, 2004 while international product sales accounted for the remaining 17.2%.

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

Total revenue for the quarter ended January 31, 2005 increased by 10.4% over revenue for the same period in 2004.  The Company has posted growth in total revenue during eight out of the last nine quarters.  We are pleased to note that our customers’ demand for new cardiorespiratory systems remains strong and that our New Leaf products are also significantly contributing to overall growth.

In January and February 2005, the Company entered into agreements with two different health and fitness club chains that will now offer our New Leaf personal assessment system to their customers.  This associated increase in the number of sites offering our system will increase market penetration for our New Leaf health and fitness products.  The Company remains focused on refining its marketing efforts for expanding the distribution of New Leaf fitness products.

The Company also remains focused on bringing its new cardiorespiratory products to market.  These testing systems measure fitness and conditioning levels as well as help physicians diagnose heart and lung diseases.  In 2004, the Company introduced the Ultima Series, which included the Ultima CPX and subsequently two other products in the Ultima CCM and Ultima Cardio2.  The Ultima Series of products feature new technology to improve performance and reliability.

We are scheduled to release two more Ultima Series products, the Ultima PF and Ultima PFX, during the second quarter of 2005.  These two products will update two existing products and will also be used to expand the target market.  Another new product, the CPFS/D-USB spirometer, is also scheduled for introduction during the second quarter of 2005.  Additional new products are planned for introduction during the last six months of 2005.

The Company is continuing its effort to resolve issues related to the indemnification claim for some of the ICD’s formerly manufactured by the Company that experienced premature battery depletion.  See Note 8, “Discontinued Operations and Litigation,” Notes to Consolidated Financial Statements in this Form 10-QSB for additional discussion of that matter.

Results of Operations

Angeion Corporation recorded revenue of $5.0 million and a net loss of $711,000 for the three months ended January 31, 2005 compared to revenue of $4.6 million and a net loss of $730,000 for the same period in 2004.

Revenue

Total revenue increased by 10.4% to $5.0 million from $4.6 million for the three months ended January 31, 2005 and 2004, respectively.  Domestic product revenue increased by 15.4% to $3.6 million in 2005 compared to $3.1 million in 2004.  Internationally, product revenue decreased 4.9% to $730,000 in 2005 from $768,000 in 2004.  Service revenue increased by 5.5% to $745,000 in 2005 from $706,000 in 2004.

The increase in domestic product revenue for the quarter reflects on-going customer demand for both cardiorespiratory product systems and New Leaf products.  Customer orders for cardiorespiratory product systems remained strong during the quarter with no near term signs suggesting that order rates will decline.  The Company’s New Leaf health and fitness products also had a strong quarter to contribute to overall revenue growth.

International product revenue decreased by $38,000 in the first quarter of 2005 when compared to the same quarter in 2004.  A decrease in revenue from Asian Pacific customers was partially offset by increased sales to European and Latin American customers.  Although Latin America continues to suffer from weak economies and devaluating currencies, recovery is still anticipated to be consistent but gradual.  Competitive pressures make placing equipment orders with customers throughout the rest of the world difficult.  Moreover, the Company’s new products are subject to regulatory approval before they can be sold in certain countries.

Service revenue increased during the first quarter of 2005 compared to 2004 due to the Company’s on-going focus on increasing the number of non-warranty service visits.

Gross Margin

Gross margin percentage for the three months ended January 31, 2005 increased to 46.4% of revenue compared to 45.2% for the same period in 2004.  Improved manufacturing efficiencies more than offset an unfavorable sales mix of lower margin products.  Although margins for the remaining quarters of 2005 may not exceed margins for the comparable quarter of 2004, the Company believes gross margin for the year ending on October 31, 2005 will exceed the gross margin of 47.1% reported for the year ended October 31, 2004.

Selling and Marketing

Selling and marketing expenses for the three months ended January 31 increased by 11.9% to $1.7 million in 2005 compared to $1.5 million in 2004.  The increase in selling and marketing expenses was planned as we increased selling expenses associated with both cardiorespiratory products and New Leaf health and fitness products.  In addition, the Company has increased the marketing expenses associated with the anticipated introduction of new cardiorespiratory products.

General and Administrative

General and administrative expenses for the three months ended January 31 increased by 5.1% to $664,000 in 2005 compared to $632,000 in 2004.  The increase in general and administrative expenses is attributed to consulting costs associated with compliance with Sarbanes-Oxley mandates and increased personnel expenses that are partially offset by decreased insurance expenses and a reduction in bad debt expense.  The Company expects general and administrative expenses for the remaining quarters of 2005 to exceed prior year quarters due in part to increased costs associated with Section 404 Sarbanes-Oxley compliance.

Research and Development

Research and development expenses for the three months ended January 31 increased by 20.1% to $478,000 in 2005 from $398,000 in 2004.  The increase in research and development expenses is due to costs associated with developing additional cardiorespiratory diagnostic products.  The first of these products, the CPX Ultima, was shipped to customers during the second quarter of 2004 while two additional products were introduced later in the year.  Another new product, the CPFS/D-USB spirometer, was released for sale at the end of the first quarter of 2005.  Additional new products are scheduled for release throughout 2005 with the next product planned for release during the second quarter of 2005.

Amortization of Intangibles

Amortization of intangibles, consisting primarily of developed technology, for the three months ended January 31 decreased to $203,000 in 2005 compared to $238,000 in 2004.  The decrease in amortization expense resulted from the fact that the Company incurred a $243,000 impairment charge to its ICD patents during the fourth quarter of 2004.

Discontinued Operations

The Company determined that no further adjustments are necessary at January 31, 2005 for either the current assets or current liabilities associated with the ELA Medical claim.  For additional details, see Note 8, “Discontinued Operations and Litigation,” Notes to Consolidated Financial Statements in this Form 10-QSB.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the past several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, through revenue from license agreements for patented ICD technology and through the use of cash balances.

The Company had cash of $2.3 million and working capital of $4.9 million as of January 31, 2005.  During the three months ended January 31, 2005, the Company used $79,000 in cash for operating activities, partly as a result of its net loss of $711,000, which was offset by $323,000 of depreciation and amortization.  Cash was generated by a decrease of $709,000 in accounts receivable offset by $415,000 in cash used to reduce accounts payable.  The decreases in accounts receivable and accounts payable in the first quarter of 2005 reflect a $1.0 million reduction of revenue from the fourth quarter of 2004, typically the Company’s largest quarter, to the first quarter of 2005.  This use of cash was partially offset with cash generated by changes in other current asset and liability balances.

During the three months ended January 31, 2005, the Company used $49,000 in cash for investing activities to purchase property and equipment.  The Company has no material commitments for capital expenditures for the remainder of fiscal year 2005.

With respect to the ELA Medical claim associated with the discontinued ICD products, the Company vigorously intends to pursue its available defenses against ELA Medical and asserts that Medmarc is required to provide insurance coverage with respect to these matters.  The lawsuit is just beginning and is currently only in the discovery stage.  The Company expects that any trial in this matter will not occur until the spring of 2006.  The ultimate amount of both the liability due to ELA Medical and the amount recoverable from the insurance carriers is subject to future development and additional information.  It is always possible that the Company will not prevail in this effort and the resulting expenses could be substantial.  Furthermore, the Company’s liability insurance coverage for claims associated with its ICD products expires on July 11, 2005.  The Company may incur additional expenses, which could be substantial, in connection with any purchase of insurance coverage beyond July 11, 2005.  For additional details, see Note 8, “Discontinued Operations and Litigation,” Notes to Consolidated Financial Statements in this Form 10-QSB.

The Company expects that its continuing operating results will be cash flow positive for fiscal 2005.  Subject to the ELA Medical claim discussed above, the Company believes that its liquidity and capital resource needs for fiscal year 2005 will be met through its current cash and cash equivalents and cash flows from operations.

Other Commitments

The Company has made various financial commitments in the ordinary course of conducting its business operations.  The following table summarizes all significant commitments as of January 31, 2005:

	Payments due by period (in thousands)
Contractual Obligations	Total	Nine months ending October 31, 2005	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$1,639	$269	$737	$625	$8
Minimum royalty payments for sales of AeroSport products	192	75	117	—	—
	$1,831	$344	$854	$625	$8

Item 3.  Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Rodney A. Young, and Chief Financial Officer, Dale H. Johnson, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and through the date of the filing of this Form 10-QSB.  As a result of this review and consultation with outside legal counsel, the Company’s officers have implemented additional disclosure controls and procedures to ensure that all required filings under Form 8-K are completed in a timely manner.  In connection with the preparation of this Form 10-QSB, management determined that additional disclosures were required with respect to actions taken by the Company in the quarter ended January 31, 2005, regarding the entry of material contracts with executive officers that required disclosure pursuant to Item 2.02 of Form 8-K.  In addition, the Company is filing descriptions of its management incentive bonus plans and form of stock option agreements as exhibits to this Form 10-QSB.

(b)           Changes in Internal Controls

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business.  From time to time, the Company brings suit against others to enforce patent rights or to collect debts in the ordinary course of business.  Except as noted below, the ultimate settlement of any pending legal matter will not have a material impact on the Company or its financial statements

As disclosed in Item 3 of the Form 10-KSB for the year ended October 31, 2004, the Company is involved in a lawsuit brought by Medmarc Insurance Company in United States District Court for the District of Minnesota involving a claim for indemnification by ELA Medical and the Company’s claim for insurance coverage by Medmarc.  There have been no material developments in this litigation since the date of the Form 10-KSB.  See Note 8, “Discontinued Operations and Litigation,” Notes to Consolidated Financial Statements in this Form 10-QSB for additional discussion of that matter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The Company had no unregistered sales of equity securities during the three months ended January 31, 2005.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any equity securities during the three months ended January 31, 2005.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

Executive Officer Compensation

On January 20, 2005, the Board of Directors of Angeion Corporation approved the 2005 Management Incentive Bonus Plan (the “2005 Bonus Plan”).  The 2005 Bonus Plan provides for the payment of cash compensation to eligible employees, including the Company’s executive officers, upon achievement of predetermined targets.  The 2005 Bonus Plan is similar to bonus plans operated by the Company in past years and provides that bonuses will be earned during 2005 if Angeion achieves specified levels of (i) earnings before interest, taxes, depreciation and amortization, (ii) revenues from sales of cardiorespiratory diagnostic products, and (iii) revenues from sales of New Leaf health and fitness products.

Under the 2005 Bonus Plan, Mr. Rodney A. Young, the Company’s Chief Executive Officer, is eligible for a bonus ranging from 21.0% of base salary if the threshold level is met in each of the three areas to 50.0% of base salary if the maximum level is met in each of the three areas.  The Company’s Chief Financial Officer, Dale H. Johnson, is eligible for a bonus ranging from 10.8% of base salary if the threshold is met in each of the three areas to36.0% of base salary if the maximum level is met in each of the three areas.

As disclosed in the Company’s Form 10-KSB for the year ended October 31, 2004, bonuses were paid under the 2004 Management Incentive Bonus Plan.  Mr. Young received a bonus of $19,608 and Mr. Johnson received a bonus of $18,653 under the 2004 Management Incentive Bonus Plan.

Item 6.  Exhibits.

(a)           The following exhibits are included herein:

10.1         Summary of 2005 Management Incentive Bonus Plan.

10.2         Summary of Long-Term Incentive Plan.

10.3         Form of Change in Control Agreement.

10.4         Form of $2.00 Incentive Stock Option Agreement.

10.5         Form of $6.23 Incentive Stock Option Agreement.

10.6         Form of $7.79 Incentive Stock Option Agreement.

10.7         Form of Director Stock Option Agreement.

31            Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-

14 and 15d-14 of the Exchange Act).

32            Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.

§1350).

99.1         Press release dated March 11, 2005 reporting Angeion Corporation results of operations for the three months ended January 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date:	March 11, 2005	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 11, 2005	/s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer
(Chief Accounting Officer)