Form 10QSB
period 2005-04-30
ANGEION CORP/MN
filed 2005-06-14
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒        Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2005

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

Yes  ☒   No  ☐

The Company had 3,606,038 shares of common stock, $0.10 par value, outstanding as of June 6, 2005.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2005 and October 31, 2004

(unaudited, in thousands except share and per share data)

	April 30, 2005	October 31, 2004
Assets
Current assets:
Cash and cash equivalents	$2,060	$2,390
Accounts receivable, net of allowance for doubtful accounts of $308 and $376, respectively	3,962	4,157
Inventories	3,156	2,947
Prepaid expenses and other current assets	205	294
Current assets of discontinued operations	700	700
Total current assets	10,083	10,488

Property and equipment, net	1,174	1,233
Intangible assets, net	5,903	6,309
	$17,160	$18,030

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,592	$1,526
Employee compensation	985	932
Deferred income	1,177	1,099
Warranty reserve	165	155
Other current liabilities and accrued expenses	362	394
Current liabilities of discontinued operations	989	1,092
Total current liabilities	5,270	5,198

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding, 3,606,038 shares in 2005 and 3,601,517 shares in 2004	361	360
Additional paid-in capital	17,562	17,556
Accumulated deficit	(6,033)	(5,084)
Total shareholders’ equity	11,890	12,832
	$17,160	$18,030

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Revenues
Equipment and supply sales	$5,367	$4,107	$9,652	$7,956
Service revenue	665	849	1,410	1,555
	6,032	4,956	11,062	9,511
Cost of goods sold
Cost of equipment and supplies	2,918	2,527	5,514	4,890
Cost of service revenue	126	126	227	260
	3,044	2,653	5,741	5,150

Gross margin	2,988	2,303	5,321	4,361

Operating expenses:
Selling and marketing	1,858	1,544	3,565	3,069
General and administrative	614	611	1,278	1,243
Research and development	559	442	1,037	840
Amortization of intangibles	203	238	406	476
	3,234	2,835	6,286	5,628

Operating loss	(246)	(532)	(965)	(1,267)

Interest income	8	3	16	8

Loss before taxes	(238)	(529)	(949)	(1,259)

Tax benefit	—	—	—	—

Loss from continuing operations	(238)	(529)	(949)	(1,259)
Loss from discontinued operations, net of $0 taxes	—	(350)	—	(350)
Net loss	$(238)	$(879)	$(949)	$(1,609)

Loss per share - basic and diluted
Continuing operations	$(0.07)	$(0.14)	$(0.26)	$(0.35)
Discontinued operations	—	(0.10)	—	(0.10)
Net loss	$(0.07)	$(0.24)	$(0.26)	$(0.45)

Weighted average common shares outstanding - basic and diluted	3,606	3,598	3,605	3,597

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended April 30,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(949)	$(1,609)
Loss from discontinued operations	—	350
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	628	770
Changes in operating assets and liabilities:
Accounts receivable	195	(176)
Inventories	(209)	(483)
Prepaid expenses and other current assets	89	(102)
Accounts payable	66	195
Employee compensation	53	(252)
Deferred income	78	58
Warranty reserve	10	1
Other current liabilities and accrued expenses	(32)	94
Net cash used in continuing operations	(71)	(1,154)
Net cash used in discontinued operations	(103)	—
Net cash used in operating activities	(174)	(1,154)

Cash Flows From Investing Activities:
Purchase of property and equipment	(163)	(92)
Net cash used in investing activities	(163)	(92)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	7	4
Net cash provided by financing activities	7	4

Net decrease in cash and cash equivalents	(330)	(1,242)

Cash and cash equivalents at beginning of period	2,390	3,588

Cash and cash equivalents at end of period	$2,060	$2,346

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005

(Unaudited)

1.                                      Basis of Presentation

The consolidated balance sheet as of April 30, 2005, the consolidated statements of operations for the three and six months ended April 30, 2005 and 2004, the consolidated statements of cash flows for the six months ended April 30, 2005 and 2004, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The consolidated balance sheet at October 31, 2004 was derived from the audited consolidated financial statements as of that date.  Operating results for the three and six months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.  For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-KSB for the year ended October 31, 2004.

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three and six months ended April 30, 2005 and 2004, comprehensive loss for Angeion Corporation was equivalent to net loss as reported.

2.                                      Revenue Recognition

In accordance with SAB 104, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.  The Company’s products are sold for cash or on credit terms requiring payment based on the shipment date.  Credit terms can vary between customers due to many factors, but are generally 30-60 days.  Revenue, net of discounts, is recognized upon shipment or delivery to customers in accordance with written sales terms that do not allow for a right of return.  Standard sales terms do not include customer acceptance conditions, future credits, rebates, price protection or general rights of return.  The terms of sales to both domestic customers and international distributors are identical.  In instances when a customer order specifies final acceptance of the system, revenue is deferred until all customer acceptance criteria have been met.  Estimated warranty obligations are recorded upon shipment.

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years.  In accordance with paragraph 4, of EITF 00-21, the Company applies FASB Technical Bulletin No. 90-1 for service contract revenue.  Revenue from installation and training services provided to domestic customers is deferred until the service has been performed.  The amount of deferred installation and training revenue was $206,000 at April 30, 2005 and October 31, 2004.

When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the consideration from an arrangement is allocated to each respective element based on the residual method and recognized as revenue when revenue recognition criteria for each element is met.  Consideration allocated to delivered equipment is equal to the total arrangement consideration less the fair value of installation and training.  The fair value of installation and training services consists of specific objective evidence, including third-party invoices, used together with historical evidence of value.

3.                                      New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory.  This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its fiscal 2006.  The Company believes the adoption of this statement will not have a material impact on its consolidated financial position or results of operations.

The FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The Company will adopt the standard for fiscal 2007.  The Company has determined that, unless new options are granted, stock-based compensation expense will be approximately $19,000 for fiscal 2007.

4.                                      Stock Based Compensation

The Company applies the intrinsic-value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for the issuance of stock incentives to employees and directors.  Accordingly, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the consolidated financial statements.  In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to present pro forma information reflecting compensation cost for such issuances.  Had the Company determined compensation costs based on the fair value at the date of grant for options granted, the Company’s net loss would have been increased to the pro forma amounts indicated in the following table:

(In thousands, except for per	Three Months Ended April 30,		Six Months Ended April 30,
share amounts)	2005	2004	2005	2004
Net loss:
As reported	$(238)	$(879)	$(949)	$(1,609)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(21)	(57)	(42)	(114)
Pro forma	$(259)	$(936)	$(991)	$(1,723)
Net loss per share – basic and diluted
As reported	$(0.07)	$(0.24)	$(0.26)	$(0.45)
Pro forma	$(0.07)	$(0.26)	$(0.27)	$(0.48)

5.                                      Inventories

	April 30,	October 31,
(In thousands)	2005	2004
Raw materials	$1,100	$875
Work-in-progress	233	164
Finished goods	1,823	1,908
	$3,156	$2,947

6.                                      Intangible Assets

The Company adopted fresh start reporting as defined in SOP 90-7 upon its emergence from bankruptcy on October 31, 2002.  SOP 90-7 required the Company’s assets to be recorded at their respective fair values as of October 31, 2002.  Accordingly, all intangible assets are valued at fair value as of the date of fresh-start reporting, October 31, 2002, or cost in the case of subsequently acquired assets.  As of April 30, 2005, intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

Amortized developed technology	$7,107	$2,204	$4,903
Unamortized trade name	1,000	-	1,000
	$8,107	$2,204	$5,903

Amortization expense was $406,000 and $476,000 for the six months ended April 30, 2005 and 2004, respectively.  Developed technology is being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years.  Estimated amortization expense for the remainder of fiscal year 2005 and for each of the succeeding years based on the intangible assets as of April 30, 2005 is as follows:

(In thousands)	Amortization
Six months ending October 31, 2005	$406
2006	812
2007	779
2008	778
2009	778
Thereafter	1,350
$4,903

7.                                      Warranty Reserve

Sales of the Company’s equipment are subject to a warranty.  Equipment warranties typically extend for a period of twelve months from the date of installation.  The Company includes standard warranty terms in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty provisions for the six months ended April 30, 2005 and 2004 were as follows:

	Six Months Ended April 30,
(In thousands)	2005	2004
Balance, beginning of period	$155	$133
Warranty provisions	141	114
Warranty claims	(131)	(113)
Balance, end of period	$165	$134

8.                                      Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average shares outstanding during the reporting period.  Diluted loss per share is computed similarly to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.  As a result of the net losses, there were no dilutive common shares outstanding for the three and six months ended April 30, 2005 and 2004.

The Company had warrants outstanding at April 30, 2005 and 2004 to purchase 179,481 and 179,537 shares, respectively, of its common stock that were considered antidilutive and therefore not considered to have been exercised.  The Company also had options outstanding at April 30, 2005 and 2004 to purchase 482,800 and 373,800 shares, respectively, of its common stock that were considered antidilutive and therefore not considered exercised.  Of those options, 120,000 options outstanding have an exercise price of $2.00 per share and the Company stock closed at $2.22 per share on April 30, 2005.

9.                                      Discontinued Operations and Litigation

During the period from October 1990 through March 2000, the Company was engaged in the development, design, manufacture and sale of implantable cardioverter defibrillator (“ICD”) systems.  ICDs are electronic devices that are implanted within the body and are connected to the heart with defibrillator leads.  They are designed to treat abnormally rapid heartbeats or tachycardia in the ventricular (or lower) chambers of the heart by monitoring the patient’s heartbeat and, in the event of tachycardia, delivering an electrical shock to return the heartbeat to normal rhythm.

During March 2000, the Company announced its decision to discontinue the development, manufacture and distribution of ICDs.  Accordingly, the Company accounts for the ICD business as a discontinued operation and amounts in the financial statements and related notes for all periods shown reflect discontinued operations accounting.

In June 2002, ELA Medical, a former partner of Angeion in a joint venture that manufactured and distributed ICDs, advised Angeion that some of the ICDs formerly manufactured by Angeion were experiencing premature battery depletion and that 14 had been explanted.  In accordance with FDA procedures, Angeion instituted a field corrective action and recall on certain of the ICDs.

In June 2003, ELA Medical sought reimbursement from Angeion for the cost of explanting and replacing the ICDs.  Angeion advised its insurance carrier of the ELA Medical claim and sought coverage of the claim.

On September 13, 2004, the basic insurer, Medmarc Casualty Insurance Company, advised Angeion that Medmarc was denying insurance coverage to Angeion for the claim by ELA Medical.  In addition, on September 13, 2004, Medmarc commenced a declaratory judgment action against Angeion and ELA Medical in United States District Court for the District of Minnesota seeking a declaratory judgment that Medmarc’s interpretation of the policy is correct.  In the lawsuit, ELA Medical filed a cross-claim against Angeion for the costs and expenses it incurred in connection with the recall in the equivalent amount of $1,665,068.

Angeion has denied liability to ELA Medical and has counterclaimed against Medmarc and is seeking a declaratory judgment that Medmarc is liable (i) to Angeion for any amount that it is required to pay to ELA Medical, and (ii) for any fees and expenses that Angeion has incurred in connection with defense of the cross-claim by ELA Medical and the declaratory action by Medmarc.  Angeion vigorously intends to pursue its available defenses against ELA Medical and it asserts that Medmarc is required to provide Angeion insurance coverage with respect to these matters.

The lawsuit is currently in the discovery stage.  A summary judgment argument motion has been scheduled for June 24, 2005 on cross motions by the Company and Medmarc over whether or not Medmarc has a “duty to defend” the Company in the claim brought by ELA Medical.  The Company expects a decision within 90 days after the oral argument.  The Company expects that any trial in this matter will not occur until the spring of 2006.

The Company believes that although it may have some liability to ELA Medical, for several reasons, it is not liable to ELA Medical for the entire amount alleged.  ELA Medical has provided detailed information in support of the claimed amount associated with explantations that have taken place through March 31, 2004.  The Company has received sufficient information to reasonably estimate a range of expected loss based on the fact that (i) ELA Medical may not be able to substantiate the entire amount of the claim, (ii) a portion of the claimed amount is for explantations that appear to have been outside of the guidelines provided by the Company and approved by the FDA, (iii) the amounts for the explantations vary widely and some of the claimed amounts may not ultimately be determined as reasonable, and (iv) some ICDs remain implanted in patients.  As a result of these factors, the Company determined a range of possible losses associated with the claim and recorded the minimum amount of the range.  The current liability of discontinued operations is $989,000 at April 30, 2005.  This amount includes the minimum amount of the claim as discussed above together with other related expenses, including legal fees.

The Company evaluated its claim for potential recovery from product liability insurance separately from its evaluation of the liability for possible losses associated with the claim.  As a result of that evaluation, the Company has recorded a receivable for an estimated amount recoverable from product liability insurance, including insurance coverage for recalls that the Company carried for the ICD products.

The Company considered a number of relevant facts in determining that it had a valid claim for an insurance recovery and that realization of that claim for recovery was probable.  The following facts were analyzed and considered in this evaluation of the claim for recovery:

1.               In a letter dated September 2, 2003, Medmarc Insurance Company initially advised Angeion that there was coverage, at least in part, and ultimately established a reserve for that coverage.

2.               The Company received written claims loss reports from Medmarc stating that the insurer had established a total reserve of $425,000 as of September 30, 2003 and that Medmarc had increased the reserve to $1,025,000 as of March 31, 2004.

3.               When the insurance policy was originally purchased and in response to Angeion’s specific request for product recall expense coverage, Medmarc amended its standard insurance policy by adding unique endorsements that were drafted by Medmarc to provide “Coverage for Product Recall-Related Medical Expenses.”  This was done primarily through two endorsements that  together greatly expanded the ordinary definition of “bodily injury” to include, among other things, “the cost of reasonable and necessary medical expenses attributable to the withdrawal of the ICDs, including any physical examinations and surgical expenses.”

4.               Most of Medmarc’s arguments simply ignore the recall-related expense coverage endorsements that were drafted by Medmarc.

As stated above, in September 2004, over one year after being served notice with the claim, Medmarc advised the Company that it was denying coverage and commenced a court action against the Company seeking a declaratory judgment that Medmarc’s interpretation of the policy was correct.  Subsequent to this action, the Company worked closely with outside legal counsel to determine the probability and estimated amount of recoverability of insurance from Medmarc now that the recovery was subject to litigation.  This included consultation with attorneys that practice in the areas of insurance contractual matters and related litigation.  Based on these consultations and the analysis described above, the Company and its outside counsel continue to believe that it is probable that a recovery will occur against the insurer.

The Company determined the amount to recognize as recoverable by analyzing the range of probable recoveries that included (i) the claim, (ii) the self-insured retention obligation under the policy, and (iii) legal fees.  The Company considered each element separately and based on the information provided by outside counsel, determined and recorded the minimum amount of the range for each element.  As of April 30, 2005, the entire $700,000 balance of current assets of discontinued operations represents elements related to the claim for recovery from product liability insurance.

During the second quarter of 2005, the Company determined that there were no changes in facts or circumstances that would require adjustment of the current assets of discontinued operations or current liabilities of discontinued operations as of April 30, 2005.

The ultimate amount of both the liability due to ELA Medical and the amount recoverable from insurance carriers are subject to future development and additional information.  The amounts currently estimated for the claim and associated expenses as well as the probable insurance recovery are based on data provided by ELA Medical for explantations that occurred through March 31, 2004 and other information related to the cause of the battery depletion.  As of March 29, 2005, 35 of the original 122 ICDs remained implanted in patients in the United States.  As of August 31, 2004, the most recent date for which data is available, 110 of the original 261 ICDs remained implanted in patients outside of the United States.  Since some devices remain implanted in patients, the Company is not able to estimate the ultimate amount of the claim and has not included the cost of future explantations in its liability for possible losses associated with the claim. While it is not possible to predict the ultimate amount of the claim or the associated expenses, the Company believes that if the amount of the claim increases, the amount recoverable from the insurance company would also increase.  In addition, the Company’s liability insurance coverage for claims associated with its ICD products expires on July 11, 2005.

The Company may incur additional expenses, which could be substantial, in connection with any purchase of insurance coverage beyond July 11, 2005.

If the Company does not prevail in its case against Medmarc Insurance Company, it would immediately seek to negotiate a settlement with ELA Medical. The Company believes that it could negotiate a settlement and structure a payment schedule acceptable to both parties. Moreover, the Company also believes that additional insurance coverage beyond July 11, 2005 can be purchased and financed with existing cash.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements and Risk Factors

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate,” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially including the following: (i) the Company’s ability to successfully operate its Medical Graphics business including its ability to develop, improve and update its cardiorespiratory diagnostic products, (ii) the Company’s ability to successfully introduce its New Leaf products including its New Leaf Weight Loss Program, (iii) the Company’s ability to successfully defend itself from product liability claims related to its Medical Graphics and New Leaf products or claims associated with its prior cardiac stimulation products, (iv) the Company’s ability to protect its intellectual property, and (v) the Company’s dependence on third party vendors and any other factors not now anticipated.

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

Discontinued Operations, Product Liability Insurance and Litigation.  The testing, manufacturing, marketing and sale of medical devices involve risk of liability claims and product recalls.  ICD products that the Company sold in the past are highly complex and were used in medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death.  As a result, the Company currently carries product liability insurance covering its products, including its former ICD products, with policy limits per occurrence and in the aggregate that the Company has deemed to be sufficient.  The Company cannot predict, however, whether this insurance is sufficient, or if not, whether the Company will be able to obtain sufficient insurance, to cover the risks associated with the Company’s business or whether such insurance will be available at premiums that are commercially reasonable.  Although the Company has discontinued its ICD business, a successful claim against or settlement by the Company in excess of its insurance coverage or the Company’s inability to maintain insurance in the future could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.

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

During the years ended October 31, 2004 and 2003, the Company recorded losses in discontinued operations of $901,000 and $235,000, respectively, to reflect an impairment of the ICD patents, its liability for expenses associated with the claim by ELA Medical for reimbursement of costs related to ICD’s formerly manufactured by the Company and related matters.  See Note 9, “Discontinued Operations and Litigation,” in Notes to Consolidated Financial Statements and Part II, Item 1, Legal Proceedings in this Form 10-QSB.

Intangible Assets.  The Company assesses the impairment of identifiable intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company initially evaluates the recoverability of intangible assets based on fair value techniques, mainly undiscounted cash flows.  If the Company determines that the carrying value of intangible assets may not be recoverable, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model or another valuation technique.  There can be no assurance that business circumstances will not change or that projected future cash flows will be sufficient to justify the carrying value of intangible assets, in which case the Company would be required to recognize an impairment charge for a portion or all of the intangible assets.  See Note 6, “Intangible Assets,” in Notes to Consolidated Financial Statements in this Form 10-QSB.

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

Total revenue for the quarter ended April 30, 2005 of $6.0 million increased by 21.7% over revenue of $5.0 million for 2004.  The loss from continuing operations of $238,000 for the three months ended April 30, 2005 was 55% less than the $529,000 loss from continuing operations for the same period in 2004.  Overall operating expenses for both the three and six months ended April 30, 2005 exceed comparable amounts for 2004 due to planned increases in sales and marketing expenses to support the growth in all of the Company’s products and the launch of its new cardiorespiratory diagnostic products.

The Company has now posted year over year total revenue growth on a quarterly basis during nine out of the last ten quarters.  Domestic customers are continuing their strong pace of replacing older cardiorespiratory systems with new models that have improved technology.  The Company expects this demand for new equipment to continue for the balance of 2005.  In addition, the Company is selling its cardiorespiratory systems to new customers, including physicians’ offices that are interested in expanding their services.  The Company’s New Leaf products continued to gain traction as new sites are added and consumers become more aware of the of the metabolic testing programs and their capabilities.  The Company remains focused on refining its marketing efforts for expanding the distribution of New Leaf fitness products.

During the second quarter of 2005, the Company began shipping two more Ultima Series products, the Ultima PF and Ultima PFX.  These two new products update two existing products and are designed to expand the target market.  The Ultima Series of products feature new technology to improve performance and reliability.  Early customer response to these new products has been very positive.  We also began shipping the first production units of another new product, the CPFS/D-USB spirometer, during the second quarter of 2005.  Customer response to this new spirometer has been excellent, both domestically and internationally.

The Company is continuing its effort to resolve issues related to the indemnification claim for some of the ICD’s formerly manufactured by the Company that experienced premature battery depletion.  See Note 9, “Discontinued Operations and Litigation,” Notes to Consolidated Financial Statements in this Form 10-QSB for additional discussion of that matter.

Results of Operations

Angeion Corporation recorded a net loss of $238,000 for the three months ended April 30, 2005 compared to a net loss of $879,000 for the same period in 2004.  For the six months ended April 30, the Company recorded net losses of $949,000 and $1.6 million for 2005 and 2004, respectively.  The losses for the three and six months ended April 30, 2004 included a loss from discontinued operations of $350,000.

Revenue

Total revenue increased by 21.7% to $6.0 million from $5.0 million for the three months ended April 30, 2005 and 2004, respectively.  Domestic product revenue increased by 44.8% to $4.4 million in 2005 compared to $3.0 million in 2004.  Internationally, product revenue decreased 9.0% to $978,000 in 2005 from $1.1 million in 2004.  Service revenue decreased 21.7% to $665,000 in 2005 from $849,000 in 2004.

For the six months ended April 30, total revenue increased 16.3% to $11.1 million in 2005 compared to $9.5 million in 2004.  Domestic product revenue increased by 30.0% to $7.9 million in 2005 compared to $6.1 million in 2004.  Internationally, product revenue decreased 7.3% to $1.7 million in 2005 from $1.8 million in 2004.  Service revenue decreased 9.3% to $1.4 million in 2005 from $1.6 million in 2004.

Demand for both cardiorespiratory product systems and New Leaf products has remained strong throughout the first and second quarters  Customer orders for cardiorespiratory product systems have remained strong as customers replace older equipment with newer equipment that has improved technology.  The Company began shipping the first units of its new Ultima PF and Ultima PFX cardiorespiratory systems during the month of April.  Early customer acceptance of these new products has been favorable.  The Company’s New Leaf health and fitness products have also had two strong quarters due to broadening consumer acceptance of these new products.  In particular, the addition of sites resulting from new contracts with Life Time Fitness and Equinox Fitness Clubs contributed to growth during the second quarter.

International product revenue, currently representing about 15% of total revenue, has decreased by 7.3% for the six months ended April 30, 2005 compared to 2004.  Regional performance has been mixed.  Latin America continues to suffer from weak economies and devaluated currencies with recovery still anticipated to be consistent but gradual.  Competitive pressures remain strong in Europe and throughout the rest of the world.  Moreover, the Company’s new products are subject to regulatory approval before they can be sold in certain countries.

Service revenue decreased during the second quarter of 2005 compared to 2004 due to the relatively aggressive pace that customers are replacing older equipment with the Company’s new models, thereby reducing revenue from extended service contracts and non-warranty service visits.

Gross Margin

Gross margin percentage for the three months ended April 30, 2005 increased to 49.5% of revenue compared to 46.5% for the same period in 2004.  For the six months ended April 30, gross margin percentage increased to 48.1% from 45.9% for 2005 and 2004, respectively.  The overall improvement in gross margin percentages is due to improved manufacturing efficiencies associated with increased revenue together with improved gross margins on the Company’s new products.

Selling and Marketing

Selling and marketing expenses for the three months ended April 30 increased by 20.3% to $1.9 million in 2005 compared to $1.5 million in 2004.  For the six months ended April 30, selling and marketing expenses increased by 16.2% to $3.6 million in 2005 compared to $3.1 million in 2004.

The increase in selling and marketing expenses was planned as we increased personnel in support of selling all of the Company’s products.  The 30% increase in domestic sales for the first six months of 2005 is also driving a 27% increase in commission expenses.  In addition, the Company has increased its marketing expenses associated with the introduction of new cardiorespiratory products by $89,000 and $166,000 for the three and six months ended April 30, 2005, respectively.

General and Administrative

General and administrative expenses for the three months ended April 30 increased to $614,000 in 2005 compared to $611,000 in 2004.  For the six months ended April 30, general and administrative expenses for 2005 of $1.3 million were comparable to 2004.

Overall general and administrative expenses included reductions in bad debt expenses of $35,000 and $38,000 for the first and second quarters, respectively, of 2005.  These reductions are partially offset by consulting costs associated with Sarbanes-Oxley compliance mandates of $32,000 and $21,000 that were incurred during the first and second quarters, respectively, of 2005.  In addition, the Company incurred increased legal expenses associated with an increased level of business activity during the second quarter of 2005.

Research and Development

Research and development expenses for the three months ended April 30 increased by 26.5% to $559,000 in 2005 from $442,000 in 2004.  For the six months ended April 30, research and development expenses increased by 23.5% to $1.0 million in 2005 compared to $840,000 in 2004.

The increase in research and development expenses is due to increased personnel expenses together with project costs associated with developing additional cardiorespiratory diagnostic products.

The CPFS/D-USB spirometer was released for sale at the end of the first quarter of 2005.  In addition, the new Ultima PF and Ultima PFX products were sold for the first time during the second quarter of 2005.

Amortization of Intangibles

Amortization of intangibles, consisting primarily of developed technology, for the three months ended April 30 decreased to $203,000 in 2005 compared to $238,000 in 2004.  For the six months ended April 30, amortization expense decreased to $406,000 in 2005 compared to $476,000 in 2004.  The decrease in amortization expense resulted from the fact that the Company incurred a $243,000 impairment charge to its ICD patents during the fourth quarter of 2004.

Discontinued Operations

The Company determined that no further adjustments are necessary at April 30, 2005 for either the current assets or current liabilities associated with the ELA Medical claim.  The $350,000 loss from discontinued operations, net of income taxes, for the three and six months ended April 30, 2004 represented adjustments associated with the ELA Medical claim and the purchase of liability insurance coverage for claims associated with its discontinued ICD products.  For additional details, see Note 9, “Discontinued Operations and Litigation,” Notes to Consolidated Financial Statements in this Form 10-QSB.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the past several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, through revenue from license agreements for patented ICD technology and through the use of cash balances.

The Company had cash of $2.1 million and working capital of $4.8 million as of April 30, 2005.  During the six months ended April 30, 2005, the Company used $71,000 in cash for continuing operations, partly as a result of its net loss of $949,000, which was partially offset by $628,000 of depreciation and amortization.  Cash was generated by a decrease of $195,000 in accounts receivable and increases of $66,000 and $53,000 in accounts payable and employee compensation, respectively.  Cash was used for an increase of $209,000 in inventory.  This use of cash was partially offset with cash generated by changes in other current asset and liability balances.  In addition, the Company used $103,000 in cash for discontinued operations, which included legal fees and other related expenses.

During the three months ended April 30, 2005, the Company used $163,000 in cash for investing activities to purchase property and equipment.  The Company has no material commitments for capital expenditures for the remainder of fiscal year 2005.

With respect to the ELA Medical claim associated with the discontinued ICD products, the Company vigorously intends to pursue its available defenses against ELA Medical and believes that Medmarc is required to provide insurance coverage with respect to these matters.  The lawsuit is just beginning and is currently only in the discovery stage.  The Company expects that any trial in this matter will not occur until the spring of 2006.  The ultimate amount of both the liability due to ELA Medical and the amount recoverable from the insurance carriers are subject to future development and additional information.  It is always possible that the Company will not prevail in this effort and the resulting expenses could be substantial.  Furthermore, the Company’s liability insurance coverage for claims associated with its ICD products expires on July 11, 2005.  The Company may incur additional expenses, which could be substantial, in connection with any purchase of insurance coverage beyond July 11, 2005.

For additional details, see Note 9, “Discontinued Operations and Litigation,” Notes to Consolidated Financial Statements in this Form 10-QSB.

The Company expects that its continuing operating results will be cash flow positive for fiscal 2005.  Subject to the ELA Medical claim discussed above, the Company believes that its liquidity and capital resource needs for fiscal year 2005 will be met through its current cash and cash equivalents and cash flows from operations.

If the Company does not prevail in its case against Medmarc Insurance Company, it would immediately seek to negotiate a settlement with ELA Medical.  The Company believes that it could negotiate a settlement and structure a payment schedule acceptable to both parties.  Moreover, the Company also believes that additional insurance coverage beyond July 11, 2005 can be purchased and financed with existing cash.

If the cash flows from continuing operating results prove insufficient to satisfy payment of both settlement costs and additional insurance coverage, the Company would adjust its investment spending in support of new products.

Other Commitments

The Company has made various financial commitments in the ordinary course of conducting its business operations.  The following table summarizes all significant commitments as of April 30, 2005:

	Payments due by period (in thousands)
Contractual Obligations	Total	Six months ending October 31, 2005	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$1,575	$182	$750	$634	$9
Minimum royalty payments for sales of AeroSport products	167	50	117	—	—
	$1,742	$232	$867	$634	$9

Item 3. Controls and Procedures.

(a)                               Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Rodney A. Young, and chief financial officer, Dale H. Johnson, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)                                Changes in Internal Controls

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business.  From time to time, the Company brings suit against others to enforce patent rights or to collect debts in the ordinary course of business.  Except as noted below, the ultimate settlement of any pending legal matter will not have a material impact on the Company or its financial statements.

As disclosed in Item 3 of the Form 10-KSB for the year ended October 31, 2004, the Company is involved in a lawsuit brought by Medmarc Insurance Company in United States District Court for the District of Minnesota involving a claim for indemnification by ELA Medical and the Company’s claim for insurance coverage from Medmarc.

Although the lawsuit is currently in the discovery stage, a summary judgment argument motion has been scheduled for June 24, 2005 on cross motions by the Company and Medmarc whether or not Medmarc has a “duty to defend” the Company in the claim brought by ELA Medical.  The Company expects a decision within 90 days after the oral argument.  The Company expects that any trial in this matter will not occur until the spring of 2006.

See Note 9, “Discontinued Operations and Litigation,” Notes to Consolidated Financial Statements in this Form 10-QSB for additional discussion of that matter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The Company had no unregistered sales of equity securities during the three months ended April 30, 2005.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any equity securities during the three months ended April 30, 2005.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a)	The following exhibits are included herein:

	31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
	32	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
	99.1	Press release dated June 14, 2005 reporting Angeion Corporation results of operations for the three and six months ended April 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date:	June 14, 2005	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 14, 2005	/s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer
(Chief Accounting Officer)