Form 10QSB
period 2005-07-31
ANGEION CORP/MN
filed 2005-09-14
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2005

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

Yes	☒	No	☐

The Company had 3,609,325 shares of common stock, $0.10 par value, outstanding as of September 9, 2005.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No	☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

July 31, 2005 and October 31, 2004

(unaudited, in thousands except share and per share data)

	July 31, 2005	October 31, 2004
Assets
Current assets:
Cash and cash equivalents	$904	$2,390
Cash restricted for discontinued operations	400	—
Accounts receivable, net of allowance for doubtful accounts of $309 and $376, respectively	3,977	4,157
Inventories	3,449	2,947
Prepaid expenses and other current assets	181	294
Current assets of discontinued operations	700	700
Total current assets	9,611	10,488

Property and equipment, net of accumulated depreciation of $1,494 and $1,183, respectively	1,111	1,233
Intangible assets, net	5,700	6,309
	$16,422	$18,030

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,097	$1,526
Employee compensation	1,248	932
Deferred income	1,178	1,099
Warranty reserve	155	155
Other current liabilities and accrued expenses	467	394
Current liabilities of discontinued operations	623	1,092
Total current liabilities	4,768	5,198

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding, 3,609,325 shares in 2005 and 3,601,517 shares in 2004	361	360
Additional paid-in capital	17,646	17,556
Deferred compensation	(52)	—
Accumulated deficit	(6,301)	(5,084)
Total shareholders’ equity	11,654	12,832
	$16,422	$18,030

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Revenues
Equipment and supply sales	$5,363	$4,389	$15,015	$12,345
Service revenue	695	776	2,105	2,331
	6,058	5,165	17,120	14,676
Cost of goods sold
Cost of equipment and supplies	2,968	2,753	8,482	7,643
Cost of service revenue	89	118	316	378
	3,057	2,871	8,798	8,021

Gross margin	3,001	2,294	8,322	6,655

Operating expenses:
Selling and marketing	1,744	1,543	5,309	4,612
General and administrative	659	586	1,937	1,829
Research and development	482	420	1,519	1,260
Amortization of intangibles	203	237	609	713
	3,088	2,786	9,374	8,414

Operating loss	(87)	(492)	(1,052)	(1,759)

Interest income	10	4	26	12

Loss before income taxes	(77)	(488)	(1,026)	(1,747)

Income tax benefit	—	—	—	—

Loss from continuing operations	(77)	(488)	(1,026)	(1,747)
Loss from discontinued operations, net of $0 taxes	(191)	—	(191)	(350)
Net loss	$(268)	$(488)	$(1,217)	$(2,097)

Loss per share - basic and diluted
Continuing operations	$(0.02)	$(0.14)	$(0.29)	$(0.48)
Discontinued operations	(0.05)	—	(0.05)	(0.10)
Net loss	$(0.07)	$(0.14)	$(0.34)	$(0.58)

Weighted average common shares outstanding - basic and diluted	3,607	3,599	3,605	3,597

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended July 31,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(1,217)	$(2,097)
Loss from discontinued operations	191	350
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	919	1,154
Stock based compensation	25	—
Changes in operating assets and liabilities:
Accounts receivable	180	(33)
Inventories	(502)	47
Prepaid expenses and other current assets	113	25
Accounts payable	(429)	(197)
Employee compensation	316	(26)
Deferred income	79	86
Warranty reserve	—	(3)
Other current liabilities and accrued expenses	73	35
Net cash used in continuing operations	(252)	(659)
Cash restricted for discontinued operations	(400)	—
Net cash used in discontinued operations	(660)	(102)
Net cash used in operating activities	(1,312)	(761)

Cash Flows From Investing Activities:
Purchase of property and equipment	(188)	(204)
Net cash used in investing activities	(188)	(204)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	14	10
Net cash provided by financing activities	14	10

Net decrease in cash and cash equivalents	(1,486)	(955)

Cash and cash equivalents at beginning of period	2,390	3,588

Cash and cash equivalents at end of period	$904	$2,633

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2005

(Unaudited)

1.                                      Basis of Presentation

The consolidated balance sheet as of July 31, 2005, the consolidated statements of operations for the three and nine months ended July 31, 2005 and 2004, the consolidated statements of cash flows for the nine months ended July 31, 2005 and 2004, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The consolidated balance sheet at October 31, 2004 was derived from the audited consolidated financial statements as of that date.  Operating results for the three and nine months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.  For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-KSB for the year ended October 31, 2004.

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income (loss), certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three and nine months ended July 31, 2005 and 2004, comprehensive loss for Angeion Corporation was equivalent to net loss as reported.

2.                                      Revenue Recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.  The Company’s products are sold for cash or on credit terms requiring payment based on the shipment date.  Credit terms can vary between customers due to many factors, but are generally 30-60 days.  Revenue, net of discounts, is recognized upon shipment or delivery to customers in accordance with written sales terms.  Standard sales terms do not include customer acceptance conditions, future credits, rebates, price protection or general rights of return.  The terms of sales to both domestic customers and international distributors are identical.  In instances when a customer order specifies final acceptance of the system, revenue is deferred until all customer acceptance criteria have been met.  Estimated warranty obligations are recorded upon shipment.

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years.  In accordance with paragraph 4, of the Emerging Issues Task Force abstract 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 for service contract revenue.  Revenue from installation and training services provided to domestic customers is deferred until the service has been performed.  The amount of deferred installation and training revenue was $233,000 and $206,000 at July 31, 2005 and October 31, 2004, respectively.

When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the consideration from an arrangement is allocated to each respective element based on the residual method and recognized as revenue when revenue recognition criteria for each element is met.  Consideration allocated to delivered equipment is equal to the total arrangement consideration less the fair value of installation and training.  The fair value of installation and training services is based on specific objective evidence, including third-party invoices.

3.                                      New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory.  This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its fiscal 2006.  The Company believes the adoption of this statement will not have a material impact on its consolidated financial position or results of operations.

The FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The Company will adopt the standard for fiscal 2007.  While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R , estimated compensation expense related to prior periods can be found below in “Stock Based Compensation.”  The ultimate amount of increased compensation expense will depend on the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.

4.                                      Stock Based Compensation

The Company applies the intrinsic-value method as prescribed under APB No. 25 and related interpretations to account for the issuance of stock incentives to employees and directors.  Accordingly, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the consolidated financial statements.  In accordance with the provisions of SFAS No. 123, the Company is required to present pro forma information reflecting compensation cost for such issuances.  Had the Company determined compensation costs based on the fair value at the date of grant for options granted, the Company’s net loss would have been increased to the pro forma amounts indicated in the following table:

(In thousands, except for per	Three Months Ended July 31,		Nine Months Ended July 31,
share amounts)	2005	2004	2005	2004
Net loss:
As reported	$(268)	$(488)	$(1,217)	$(2,097)
Add: Stock-based employee compensation expense included in reported net loss	25	-	25	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(21)	(57)	(63)	(171)
Pro forma	$(264)	$(545)	$(1,255)	$(2,268)
Net loss per share – basic and diluted
As reported	$(0.07)	$(0.14)	$(0.34)	$(0.58)
Pro forma	$(0.07)	$(0.15)	$(0.35)	$(0.63)

Variable Stock Option Grants

The Company has granted to its employees 78,000 options with an exercise price of $2.00 that vest at increasing rates as the Company’s common stock trades for increasing prices for 20 of 30 consecutive days.  Notwithstanding the performance vesting schedule, these options may be exercised in full beginning October 1, 2009.  The options will become exercisable earlier if the Company’s stock trades at the following price for 20 of 30 consecutive trading days.

Closing Price	Percent of Options Exercisable
$4.00	15%
4.50	40
5.00	60
5.50	80
6.00	100

Because the vesting for these grants is dependent on achieving these common stock price milestones, the Company has accounted for these option grants using variable accounting in accordance with APB No. 25.  Accordingly, the Company estimates the value of variable option grants at each balance sheet date and records the changes in intrinsic value as deferred compensation.  Although no options vest until October 1, 2009 or if the Company’s stock trades at $4.00 per share for 20 of 30 consecutive days, and then only 15% would vest, these outstanding options are nevertheless deemed to have intrinsic value because the closing price of the Company’s stock at July 29, 2005 was $2.99 per share.  Stock based compensation associated with these variable options for the three and nine months ended July 31, 2005 was $25,000.  This amount is equal to the intrinsic value of the options at July 31, 2005 pro-rated from their grant date and the time-based vesting date of October 1, 2009.  As of July 31, 2005, the Company has recorded deferred compensation of $52,000 relating to these variable stock options.

5.                                      Inventories

(In thousands)	July 31, 2005	October 31, 2004
Raw materials	$1,347	$875
Work-in-progress	183	164
Finished goods	1,919	1,908
	$3,449	$2,947

6.                                      Intangible Assets

As of July 31, 2005, intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Depreciation	Intangible Assets, net

Amortized developed technology	$6,900	$2,200	$4,700
Unamortized trade name	1,000	—	1,000
	$7,900	$2,200	$5,700

Amortization expense was $609,000 and $713,000 for the nine months ended July 31, 2005 and 2004, respectively.  Developed technology is being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years.  Estimated amortization expense for the remainder of fiscal year 2005 and for each of the succeeding years based on the intangible assets as of July 31, 2005 is as follows:

(In thousands)	Amortization
Three months ending October 31, 2005	$203
2006	812
2007	779
2008	778
2009	778
Thereafter	1,350
$4,700

7.                                      Warranty Reserve

Sales of the Company’s equipment are subject to a warranty.  Equipment warranties typically extend for a period of twelve months from the date of installation.  The Company includes standard warranty terms in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty provisions for the nine months ended July 31, 2005 and 2004 were as follows:

	Nine Months Ended July 31,
(In thousands)	2005	2004
Balance, beginning of period	$155	$133
Warranty provisions	210	183
Warranty claims	(210)	(186)
Balance, end of period	$155	$130

8.                                      Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average shares outstanding during the reporting period.  Diluted loss per share is computed similarly to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.  As a result of the net losses, there were no dilutive common shares outstanding for the three and nine months ended July 31, 2005 and 2004.

The Company had warrants outstanding at July 31, 2005 and 2004 to purchase 179,481 and 179,537 shares, respectively, of its common stock that were considered antidilutive and therefore not considered to have been exercised.  The Company also had options outstanding at July 31, 2005 and 2004 to purchase 482,800 and 373,800 shares, respectively, of its common stock that were considered antidilutive and therefore not considered exercised.

9.                                      Discontinued Operations and Litigation

Background

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

In June 2002, ELA Medical, a former partner of the Company in a joint venture that manufactured and distributed ICDs, advised the Company that some of the ICDs formerly manufactured by the Company were experiencing premature battery depletion and that 14 had been explanted.  In accordance with FDA procedures, the Company instituted a field corrective action and recall on certain of the ICDs.

In June 2003, ELA Medical sought reimbursement from the Company for the cost of explanting and replacing the ICDs.  The Company advised its insurance carrier of the ELA Medical claim and sought coverage of the claim.

Medmarc Insurance Recovery

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

On September 13, 2004, the basic insurer, Medmarc Casualty Insurance Company, advised the Company that Medmarc was denying insurance coverage to the Company for the claim by ELA Medical.  In addition, on September 13, 2004, Medmarc commenced a declaratory judgment action against the Company and ELA Medical in United States District Court for the District of Minnesota seeking a declaratory judgment that Medmarc’s interpretation of the policy is correct.  In the lawsuit, ELA Medical filed a cross-claim against the Company for the costs and expenses it incurred in connection with the recall in the equivalent amount of $1,665,068.  By June 30, 2005, the amount claimed by ELA Medical had increased to over $2.0 million.

The Company subsequently denied liability to ELA Medical and counterclaimed against Medmarc and is seeking a declaratory judgment that Medmarc is liable (i) to the Company for any amount that it is required to pay to ELA Medical, and (ii) for any fees and expenses that the Company has incurred in connection with defense of the cross-claim by ELA Medical and the declaratory action by Medmarc.

The Company considered a number of relevant facts in determining that it had a valid claim for an insurance recovery and that realization of that claim for recovery was probable.  The following facts were analyzed and considered in this evaluation of the claim for recovery:

1.               In a letter dated September 2, 2003, Medmarc Insurance Company initially advised the Company that there was coverage, at least in part, and ultimately established a reserve for that coverage.

2.               The Company received written claims loss reports from Medmarc stating that the insurer had established a total reserve of $425,000 as of September 30, 2003 and that Medmarc had increased the reserve to $1,025,000 as of March 31, 2004.

3.               When the insurance policy was originally purchased and in response to the Company’s specific request for product recall expense coverage, Medmarc amended its standard insurance policy by adding unique endorsements that were drafted by Medmarc to provide “Coverage for Product Recall-Related Medical Expenses.”  This was done primarily through two endorsements that together greatly expanded the ordinary definition of “bodily injury” to include, among other things, “the cost of reasonable and necessary medical expenses attributable to the withdrawal of the ICDs, including any physical examinations and surgical expenses.”

4.               Most of Medmarc’s arguments simply ignore the recall-related expense coverage endorsements that were drafted by Medmarc.

5.               The August 25, 2005 Order of the Court finding that Medmarc had a duty to defend the Company and that Medmarc had breached that duty.

As stated above, in September 2004, over one year after being served notice with the claim, Medmarc advised the Company that it was denying coverage and commenced a court action against the Company seeking a declaratory judgment that Medmarc’s interpretation of the policy was correct.  Subsequent to this action, the Company worked closely with outside legal counsel to determine the probability and estimated amount of recoverability of insurance from Medmarc now that the recovery was subject to litigation.  This included consultation with attorneys that practice in the areas of insurance contractual matters and related litigation.  Based on these consultations and the analysis described above, the Company continues to believe that it is probable that a recovery will occur against the insurer.

The Company determined the amount to recognize as recoverable by analyzing the range of probable recoveries that included (i) the claim, (ii) the self-insured retention obligation under the policy and (iii) legal fees.  The Company considered each element separately and based on the information provided by outside counsel, determined and recorded the minimum amount of the range for each element.  As of July 31, 2005, the entire $700,000 balance of current assets of discontinued operations represents elements related to the claim for recovery from product liability insurance.

On June 24, 2005, the Company and Medmarc presented summary judgment arguments on cross motions by the Company and Medmarc over whether or not Medmarc has a “duty to defend” the Company in the claim brought by ELA Medical.  In an order dated August 25, 2005, the Court granted the Company’s motion for partial summary judgment and denying Medmarc’s motion for summary judgment.  The Court also decreed that:

1.               Medmarc had a duty to defend the Company against ELA Medical’s cross-claim,

2.               Medmarc breached its duty to so defend; and

3.               Medmarc has a duty to pay on a prompt and monthly basis Angeion’s reasonable fees and costs, including those incurred and those that will be incurred in the future, that relate to ELA Medical’s cross-claim.

The Company intends to vigorously pursue its available defenses against Medmarc and asserts that Medmarc is required to provide the Company insurance coverage with respect to these matters. The ultimate amount of the amount recoverable from the insurer is subject to future development and, including negotiations between the parties and other legal proceedings.

During the third quarter of 2005, the Company determined that there were no changes in facts or circumstances that would require adjustment to the current assets of discontinued operations as of July 31, 2005.

ELA Medical Settlements and Discontinued Operations Charges

On June 30, 2005, the Company entered into settlement agreements with ELA Medical, Inc. and ELA Medical S.A.S. (together “ELA”) that ended the legal dispute and lawsuit by ELA against the Company and resolved all the issues between the Company and ELA related to recall of the ICDs and reimbursement of expenses incurred by ELA.  Under the terms of a settlement agreement and release regarding LYRA ICDs, ELA agreed to settle its $2,047,000 Crossclaim against the Company in return for an Offer of Judgment on the Crossclaim in favor of ELA and against the Company in the amount of $1,400,000.  In full satisfaction of the Judgment, the Company agreed to pay ELA the $1,400,000 Judgment amount as follows:

1.               The Company paid ELA $400,000 on June 30, 2005.

2.               The Company executed a $400,000 promissory note in favor of ELA that is secured by an irrevocable letter of credit.  Terms of the promissory note include equal payments of $200,000 due on December 31, 2005 and June 30, 2006.

3.               The Company assigned to ELA certain of the Company’s ICD patents that ELA and the Company agreed have a fair market value of at least $600,000.  The Company agreed to transfer to ELA intellectual property exclusively related to the Company’s discontinued ICD products, including patents and related technology.

The Company entered into a second agreement on June 30, 2005 under which it paid an additional $40,000 for resolution of ICD issues not related to the lawsuit.  The second settlement agreement resolved a matter with respect to Sentinel ICDs formerly manufactured by the Company and amended a 1999 withdrawal agreement under which the Company withdrew from a joint venture with ELA.  In connection with the Sentinel settlement agreement, ELA agreed that it would be responsible for any warranty coverage, technical service and regulatory compliance service with respect to any “recalled” ICDs in the future.  Prior to entering this settlement agreement, ELA already was responsible for warranty coverage, technical service and regulatory compliance service for all ICDs except for all costs and expenses that were “recall costs.”

With the execution of these two agreements with ELA, the Company has satisfied all of its obligations to ELA regarding the previously manufactured ICDs sold to ELA.  The cost of these settlements was included in current liabilities of discontinued operations as of October 31, 2004.  The only remaining obligation relates to patient claims associated with ICDs.

Since some devices remain implanted in patients, the Company remains obligated for patient claims associated with ICDs.  As of March 29, 2005, 35 of the original 122 ICDs remained implanted in patients in the United States.  As of August 31, 2004, the most recent date for which data is available, 110 of the original 261 ICDs remained implanted in patients outside of the United States.  Although current data regarding ICDs remaining implanted in patients is currently not available to the Company, the number of ICDs remaining implanted in patients continues to decline, thereby reducing the need for on-going insurance.  Moreover, the ICD products are also approaching the end of their anticipated life.  The Company has not received any additional patient claims related to the ICDs sold to ELA.  The Company will continue to purchase insurance covering ICD claims as long as the need for such insurance is warranted.  In July 2005, the Company extended its insurance coverage to July 11, 2006 for these potential claims.  In the meantime, should there be a patient claim, the cost of purchasing additional insurance beyond July 11, 2006 could be substantial.  The Company currently believes that it will be able to purchase additional insurance coverage beyond July 11, 2006 with commercially reasonable premiums and finance the purchase with existing cash.

The Company was required to collateralize the irrevocable bank letter of credit with $400,000 of cash that is classified as cash restricted for discontinued operations at July 31, 2005.  Expenses associated with both the $1.4 million settlement agreement and the $40,000 settlement agreement with ELA Medical were previously recognized by the Company within discontinued operations.  The Company’s assignment of the ICD patents under the $1.4 million agreement had no current impact on discontinued operations because these patents had been previously written off during the quarter ended October 31, 2004.

During the quarter ended July 31, 2005, the Company increased the current liabilities of discontinued operations by $191,000.  The increase was necessary to record additional legal fees, consulting fees, expert testimony fees and to reflect the cost of extending insurance coverage on ICD claims to July 11, 2006.  The current liability of discontinued operations is $623,000 at July 31, 2005 and now includes the aforementioned expenses as well as the remaining $400,000 due to ELA under the promissory note.

Item 2.           Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements and Risk Factors

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate,” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially including the following: (i) the Company’s ability to successfully operate its Medical Graphics business including its ability to develop, improve and update its cardiorespiratory diagnostic products, (ii) the Company’s ability to successfully introduce its New Leaf products, (iii) the Company’s ability to successfully defend itself from product liability claims related to its cardiorespiratory diagnostic and New Leaf products or claims associated with its prior cardiac stimulation products, (iv) the Company’s ability to protect its intellectual property, and (v) the Company’s dependence on third party vendors and any other factors not now anticipated.

From time to time, the Company through its management may make oral forward-looking statements.  The Company undertakes no obligation to update any forward-looking statement.  Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the prior discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to the Annual Report on Form 10-KSB for the year ended October 31, 2004, and subsequently filed reports.

In addition to the risk factors and uncertainties set forth above and in our Annual Report on Form 10-KSB, the Company believes that the following factor is relevant.

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

Overview

The Company is a medical products company with reported revenue of $20.7 million for the year ended October 31, 2004.  Domestic product sales and service revenues accounted for 82.8% of revenue for the year ended October 31, 2004 while international product sales accounted for the remaining 17.2%.

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

Total revenue for the third quarter of 2005 was $6.1 million, an increase of 17.3% from $5.2 million in 2004.  For the first nine months of 2005, total revenue was $17.1 million, which is 16.7% higher than the same period in 2004.  The third quarter loss from continuing operations of $77,000 narrowed significantly from the $488,000 loss from continuing operations for the same period in 2004.  The loss from continuing operations for the nine months ended July 31, 2005 of $1.0 million is over 41% lower than the $1.7 million loss from continuing operations for the same period in 2004.  Overall operating expenses for both the three and nine months ended July 31, 2005 exceed comparable amounts for 2004 due to planned increases in sales and marketing expenses to support the growth in all of the Company’s products and the launch of its new cardiorespiratory diagnostic products.

The increase in third quarter revenue reflects the same trends that have been present for all of 2005.  Domestic customers are continuing their strong pace of replacing older cardiorespiratory systems with new models that have improved technology.  In addition, the two new Ultima Series products, the Ultima PF and Ultima PFX, which began shipping in the second quarter, have both contributed to third quarter revenue growth.  These two new products update two existing products and are designed to expand the target market.  The Ultima Series of products feature new technology to improve performance and reliability.  Customer response to these new products continues to be very positive.  Another new product that began shipping during the second quarter of 2005, the CPFS/D-USB spirometer, is also selling well, both domestically and internationally.  The Company expects this demand for new equipment to continue for the balance of 2005 and into fiscal 2006.

The Company’s New Leaf products are becoming more of a factor in overall revenue growth.  Consumers are becoming more aware of the metabolic testing programs and their capabilities.  This growing awareness and interest is contributing to a steady increase in new sites.  In addition, the sale of New Leaf consumable supplies is contributing to the growth of New Leaf revenue.  Moreover, the Company continues to evaluate its marketing efforts for expanding the distribution of New Leaf fitness products.

Importantly, on June 30, 2005, the Company entered into a settlement agreement with ELA Medical, Inc. that ended the legal dispute and lawsuit and resolved all the issues related to recall of the ICDs and reimbursement of expenses incurred by ELA.  In addition, the Company entered into a second agreement with ELA under which ELA agreed that it would be responsible for any warranty coverage, technical service and regulatory compliance service with respect to any “recalled” ICDs in the future.  The Company’s only remaining obligation is with respect to patient claims regarding ICDs for which the Company has purchased product liability insurance.

Also important, on August 25, 2005, the Company received a favorable Court Order finding that Medmarc had a duty to defend the Company against ELA’s cross-claim and that Medmarc breached that duty.  The Court also ruled that Medmarc is obligated to pay the Company’s reasonable defense fees and costs related to ELA Medical’s cross-claim.  Since Medmarc breached its duty to defend, the Company also believes that Medmarc is responsible to reimburse Angeion for payment of the $1.4 million settlement recently entered into with ELA.

See Note 9, “Discontinued Operations and Litigation,” Notes to Consolidated Financial Statements in this Form 10-QSB for additional discussion of the settlement with ELA and Medmarc litigation.

Results of Operations

The Company recorded a net loss of $268,000 for the three months ended July 31, 2005 compared to a net loss of $488,000 for the same period in 2004.  For the nine months ended July 31, the Company recorded net losses of $1.2 million and $2.1 million for 2005 and 2004, respectively.  The net losses for the three and nine months ended July 31, 2005 included a loss from discontinued operations of $191,000.  The loss for the nine months ended July 31, 2004 included a loss from discontinued operations of $350,000.

Revenue

Total revenue increased by 17.3% to $6.1 million from $5.2 million for the three months ended July 31, 2005 and 2004, respectively.  Domestic product revenue increased by 12.2% to $4.2 million in 2005 compared to $3.8 million in 2004.  Internationally, product revenue increased 83.3% to $1.1 million in 2005 from $616,000 in 2004.  Service revenue decreased 10.4% to $695,000 in 2005 from $776,000 in 2004.

For the nine months ended July 31, 2005, total revenue increased 16.7% to $17.1 million compared to $14.7 million for the same period in 2004.  Domestic product revenue increased by 23.2% to $12.2 million in 2005 compared to $9.9 million in 2004.  Internationally, product revenue increased 15.4% to $2.8 million in 2005 from $2.5 million in 2004.  Service revenue decreased 9.7% to $2.1 million in 2005 from $2.3 million in 2004.

Demand for both cardiorespiratory product systems and New Leaf products have remained strong throughout the first nine months of 2005.  Sales of new equipment with improved technology have remained strong as customers continue to replace older equipment.  Moreover, sales of the new Ultima PF and Ultima PFX cardiorespiratory systems during the third quarter also contributed to domestic growth.  We are pleased with the customer acceptance of these new products that began shipping during April 2005.  The Company’s New Leaf health and fitness products have also had three strong quarters due to broadening consumer acceptance.  The addition of sites from both chain and independent health clubs contributed to growth during the third quarter.

Third quarter 2005 international product revenue overcame two quarters of negative growth to post a year-to-date increase of 15.4% for the nine months ended July 31, 2005 compared to 2004.  Distributor acceptance of the Company’s new Ultima products together with sales to customers performing clinical trials have contributed to international revenue growth for the third quarter of 2005.  Regional performance continues to be mixed.  Latin America continues to suffer from weak economies and devaluated currencies with recovery still anticipated to be consistent but gradual.  Competitive pressures remain strong in Europe and throughout the rest of the world.  In addition, the Company’s new products are subject to regulatory approval before they can be sold in certain countries.

Service revenue decreased during the second and third quarters of 2005 compared to 2004 due to the relatively aggressive pace that customers are replacing older equipment with the Company’s new models, thereby reducing revenue from extended service contracts and non-warranty service visits.

Gross Margin

Gross margin percentage for the three months ended July 31, 2005 increased to 49.5% of revenue compared to 44.4% for the same period in 2004.  For the nine months ended July 31, 2005, gross margin percentage increased to 48.6% from 45.3% for the same period in 2004.  The overall improvement in gross margin percentages is due to improved manufacturing efficiencies associated with increased volume together with improved gross margins on the Company’s new products.

Selling and Marketing

Selling and marketing expenses for the three months ended July 31, 2005 increased by 13.0% to $1.7 million compared to $1.5 million for the same period in 2004.  For the nine months ended July 31, 2005, selling and marketing expenses increased by 15.1% to $5.3 million compared to $4.6 million for the same period in 2004.

The increase in selling and marketing expenses was planned as we increased personnel in support of selling and marketing all of the Company’s products.  As a result, personnel costs have increased over the same period in 2004 by $173,000 and $510,000 for the three and nine months ended July 31, 2005.  The 23% increase in domestic sales for the first nine months of 2005 resulted in a $177,000 or a 27% increase in commission expenses.

General and Administrative

General and administrative expenses for the three months ended July 31, 2005 increased by 12.5% to $659,000 compared to $586,000 for the same period in 2004.  For the nine months ended July 31, 2005, general and administrative expenses increased by 5.9% to $1.9 million compared to $1.8 million for the same period in 2004.

General and administrative expenses for the third quarter of 2005 included increases of $40,000 and $21,000 for legal fees and Sarbanes-Oxley compliance costs, respectively.  For the nine months ended July 31, 2005, increases of $74,000 for Sarbanes-Oxley compliance costs, $70,000 for legal fees and $25,000 for auditing expenses were somewhat offset by a $91,000 reduction in the provision for doubtful accounts.

Research and Development

Research and development expenses for the three months ended July 31, 2005 increased by 14.8% to $482,000 from $420,000 for the same period in 2004.  For the nine months ended July 31, 2005, research and development expenses increased by 20.6% to $1.5 million compared to $1.3 million for the same period in 2004.

The increase in research and development expenses is due to increased personnel expenses together with project costs associated with developing additional cardiorespiratory diagnostic products.  The CPFS/D-USB spirometer was released for sale at the end of the first quarter of 2005.  In addition, the new Ultima PF and Ultima PFX products were sold for the first time during the second quarter of 2005.  Moreover, the Company is currently working on new products intended for use by asthma and allergy physicians while also identifying and testing new components for use in its systems that have lower costs and are more efficient in the manufacturing process.

Amortization of Intangibles

Amortization of intangibles, consisting primarily of developed technology, for the three months ended July 31, 2005 decreased to $203,000 compared to $237,000 for the same period in 2004.  For the nine months ended July 31, 2005, amortization expense decreased to $609,000 compared to $713,000 for the same period in 2004.  The decrease in amortization expense resulted from the fact that the Company incurred an impairment charge of $243,000 for its ICD patents during the fourth quarter of 2004.

Discontinued Operations

Expenses associated with both the $1.4 million settlement agreement and the $40,000 settlement agreement with ELA Medical were previously recognized by the Company within discontinued operations.  The Company’s assignment of the ICD patents under the $1.4 million agreement had no current impact on discontinued operations because these patents had been previously written off during the quarter ended October 31, 2004.

The $191,000 loss from discontinued operations, net of income taxes, for the three and nine months ended July 31, 2005 primarily consisted of legal expenses and the purchase of liability insurance coverage for claims associated with the Company’s discontinued ICD products.  The $350,000 loss from discontinued operations, net of income taxes, for the three and nine months ended July 31, 2004 represented adjustments associated with the ELA Medical claim and the purchase of liability insurance coverage for claims associated with the Company’s discontinued ICD products.  For additional details, see Note 9, “Discontinued Operations and Litigation,” Notes to Consolidated Financial Statements in this Form 10-QSB.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the past several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, through revenue from license agreements for patented ICD technology and through the use of cash balances.

The Company had cash and cash equivalents of $1.3 million, including $400,000 of cash restricted for discontinued operations, and working capital of $4.8 million as of July 31, 2005.  During the nine months ended July 31, 2005, the Company used $252,000 in cash for continuing operations, partly as a result of its net loss of $1.2 million, which was partially offset by $919,000 of depreciation and amortization.  Cash was generated by decreases of $180,000 and $113,000 in accounts receivable and prepaid expenses and other current assets, respectively; and an increase of $316,000 in accrued employee compensation.  Cash was used for an increase of $502,000 in inventory and a decrease of $429,000 in accounts payable.  The increase in inventory was necessary to support the Company’s 17 % revenue increase for the nine months ended July 31, 2005 and the conversion from older to new products.

The Company used $660,000 in cash for discontinued operations, which included payments of $400,000 and $40,000 made in connection with two settlement agreements that resolved all the issues, including litigation between the Company and ELA Medical related to expenses associated with previously discontinued ICD products.  The cash used for discontinued operations also included legal fees and other related expenses.  In connection with the $1.4 million settlement agreement, the Company executed a $400,000 promissory note that provides for equal payments of $200,000 due on December 31, 2005 and on June 30, 2006.  The promissory note is backed up with an irrevocable bank letter of credit.  The Company was required to collateralize the irrevocable bank letter of credit with $400,000 of cash that is classified as cash restricted for discontinued operations at July 31, 2005.

During the nine months ended July 31, 2005, the Company used $188,000 in cash for investing activities to purchase property and equipment.  The Company has no material commitments for capital expenditures for the remainder of fiscal year 2005 or for fiscal 2006.

Now that the ELA Medical claim associated with the discontinued ICD products has been settled for $1.4 million, the Company intends to vigorously pursue its claim against Medmarc Insurance Company to provide insurance coverage with respect to these matters.  The lawsuit is in the discovery stage.  The Company expects that any trial in this matter will not occur until the spring of 2006.  The ultimate amount recoverable from the insurer is subject to future development and additional information.  It is possible that the Company will not prevail in this effort.  Furthermore, the Company’s liability insurance coverage for claims associated with its ICD products has been extended for another year to now expire on July 11, 2006.  The Company may incur additional expenses, which could be substantial, in connection with any purchase of insurance coverage beyond July 11, 2006.  For additional details, see Note 9, “Discontinued Operations and Litigation,” Notes to Consolidated Financial Statements in this Form 10-QSB.

The Company expects that its continuing operating results will be cash flow positive for the remainder of fiscal 2005.  Moreover, the Company believes that its liquidity and capital resource needs for fiscal year 2005 will be met through its current cash and cash equivalents and cash flows from operations.  In addition, the Company also believes that additional insurance coverage beyond July 11, 2006 can be purchased and financed with existing cash.

If the cash flows from continuing operating results prove insufficient to satisfy payment of additional insurance coverage, the Company would adjust its investment spending in support of new products.

Other Commitments

The Company has made various financial commitments in the ordinary course of conducting its business operations.  The following table summarizes all significant commitments as of July 31, 2005:

	Payments due by period (in thousands)
Contractual Obligations	Total	Due within one year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$1,483	$365	$752	$366	—
ELA Medical Promissory Note	400	400	—	—	—
Minimum royalty payments for sales of AeroSport products	142	100	42	—	—
	$2,025	$865	$794	$366	—

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

On June 24, 2005, the Company and Medmarc presented summary judgment arguments on cross motions by the Company and Medmarc over whether or not Medmarc has a “duty to defend” the Company in the claim brought by ELA Medical.  In an order dated August 25, 2005, the Court granted the Company’s motion for partial summary judgment and denying Medmarc’s motion for summary judgment.

In addition, on June 30, 2005, the Company entered into settlement agreements with ELA Medical that ended the legal dispute and lawsuit by ELA Medical against the Company and resolved all the issues between the Company and ELA Medical related to recall of the ICDs and reimbursement of expenses incurred by ELA Medical.  Under the terms of a settlement agreement and release regarding LYRA ICDs, ELA Medical agreed to settle its Crossclaim against the Company in return for an Offer of Judgment on the Crossclaim in favor of ELA and against the Company in the amount of $1,400,000.

See Note 9, “Discontinued Operations and Litigation,” Notes to Consolidated Financial Statements in this Form 10-QSB for a detailed discussion of these developments.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The Company had no unregistered sales of equity securities during the three months ended July 31, 2005.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any equity securities during the three months ended July 31, 2005.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

On July 21, 2005, the Company held its Annual Meeting of Shareholders.  At the meeting, the following action was taken:

Election of Directors

The following persons were elected to the Company’s Board of Directors, receiving the votes set forth opposite their names:

Name	Votes For	Votes Withheld
Arnold A. Angeloni	3,136,678	14,417
John C. Penn	3,123,941	27,154
Jeffrey T. Schmitz	3,115,306	35,789
Rodney A. Young	3,115,356	35,739

Approval of an Amendment to the Angeion Corporation 2002 Stock Option Plan

The shareholders approved an amendment to the Angeion Corporation 2002 Stock Option Plan to increase the number of shares available for issuance from 600,000 to 800,000.  The amendment was approved by the following vote:

For	1,020,356
Against	66,626
Abstain	406
Broker Nonvote	2,063,807

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a)                                  The following exhibits are included herein:

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
99.1	Press release dated September 7, 2005 reporting that Angeion Corporation regained compliance with Nasdaq listing standards.
99.2	Press release dated September 9, 2005 reporting Angeion Corporation’s results of operations for the three and nine months ended July 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date:	September 14, 2005	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 14, 2005	/s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer
(Chief Accounting Officer)