Form 10KSB
period 2005-10-31
ANGEION CORP/MN
filed 2006-01-09
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20509

FORM 10-KSB

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Fiscal Year Ended October 31, 2005.

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

Check whether the issuer filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 after distribution of securities under a plan confirmed by a court:  Yes ☒  No ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for the year ended October 31, 2005 were $23,774,000.

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer as of December 14, 2005 was approximately $7.3 million based upon the closing sale price for the issuer’s common stock on that date as reported by the Nasdaq SmallCap Market.

There were 3,609,325 shares of the issuer’s Common Stock, $0.10 par value per share, outstanding as of December 14, 2005.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Documents Incorporated By Reference: None.

PART I

Item 1.  Description of Business.

Unless the context requires otherwise, references in this Form 10-KSB to “Angeion” or the “Company” means Angeion Corporation, while references to “Medical Graphics” or “MedGraphics” refers to Medical Graphics Corporation, a wholly owned subsidiary of Angeion.  Angeion acquired Medical Graphics in December 1999.  For periods after December 21, 1999, Angeion and Medical Graphics are collectively referred to as the “Company.”

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

In December 1999, the Company acquired Medical Graphics Corporation.

Subsequent Developments.

In March 2000, Angeion announced that it had largely completed its assimilation of the Medical Graphics business and intended to focus its future efforts primarily on the markets served by and business operations of Medical Graphics and the acquisition and development of future businesses that contributed to shareholder value.  In March 2000, Angeion entered into separate license agreements with Medtronic, Inc. and Sanofi-Synthélabo under which it granted each company non-exclusive licenses for its ICD technology.

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

During the summer of 2001, the Company introduced the New Leaf brand as the umbrella brand name for its planned family of health and fitness products to be marketed to consumers through health and fitness clubs, cardiac rehabilitation centers, weight loss centers and other retail outlets.  At that time, the Company introduced the first product to carry the New Leaf brand, the New Leaf Personal Exercise System.  The product provides the consumer with a personalized exercise plan based on an assessment of the individual’s level of fitness and metabolism.  The assessment is performed at a location such as a health club or fitness center equipped with one of the Company’s VO2 assessment systems.

On June 17, 2002, Angeion Corporation filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws (“Chapter 11” or “Bankruptcy Case”) in the United States Bankruptcy Court for the District of Minnesota under case number 02-32260.  Shortly after filing, the Company filed a Joint Modified Plan of Reorganization (“Plan”) jointly with the holders of the Company’s 7-½% Senior Convertible Notes (“Notes”) due April 2003.  During the bankruptcy period, the Company continued to operate as debtor in possession.

On September 19, 2002, the Company entered into a Settlement and License Agreement (“Settlement Agreement”) with Biotronik, Inc. (“Biotronik”) under which the Company granted to Biotronik a perpetual, non-exclusive license to use the Company’s cardiac stimulation technology.  In return, Biotronik agreed to pay the Company $4.0 million in cash.  As a result, the Company recorded license revenue of $2.9 million relating to the Settlement Agreement, which is net of the related transaction expenses of $1.1 million.

On October 24, 2002, the Bankruptcy Court entered an order confirming the Company’s Plan.  The Plan became effective on October 25, 2002, the first business day after the date of confirmation.  Upon the effectiveness of the Plan, the members of the Angeion Board of directors were Arnold A. Angeloni, John C. Penn, Richard E. Jahnke and Jeffrey T. Schmitz.

By approving the Plan on October 24, 2002, the Bankruptcy Court also approved the Company’s Amended and Restated Articles of Incorporation (the “Articles of Incorporation”) and Amended and Restated Bylaws (the “Bylaws”).  The Articles of Incorporation granted the Creditors’ Committee, formed under that Plan of Reorganization (the “Creditors’ Committee”) the right to designate four directors at any time.  By its terms, this right terminated on the earlier of: (i) January 1, 2006 or (ii) the date on which the former holders of the Company’s 7½% Senior Convertible Notes due April 2003 collectively owned less than forty percent of the outstanding shares of common stock.  Until this right terminated, the Company was required to have at least one director serving as a Designee of the Creditors’ Committee.  In addition, the Company was limited from engaging in certain transactions without the approval of the Designee.  The Designee of the Creditors’ Committee was Jeffrey T. Schmitz.  The right of the Creditors’ Committee expired on January 1, 2006.  Mr. Schmitz resigned as a director of the Company on January 5, 2006.

In addition, under the Bylaws, for a period of three years after the end of the fiscal year in which the Plan was confirmed or until November 1, 2005, no purchase of the Company’s common stock could be made by any beneficial owner of 5% or greater of the Company’s common stock (or any person who would become a 5% or greater owner as a result of the purchase), unless the transfer was approved in advance by the Company’s Board of Directors.  Further, each person that was a beneficial owner of 5% or greater of the Company’s common stock immediately following confirmation of the Plan was prohibited from transferring more then 60% of the holder’s common stock during the two-year period after confirmation, unless the transfer was approved in advance by the Board of Directors.  Both of these limitations on the purchase and sale of the Company’s common stock have expired.

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

Notice for Indemnification.

As previously reported, ELA Medical advised Angeion in a letter dated June 6, 2002 that some of the ICDs formerly manufactured by Angeion were experiencing premature battery depletion.  Following the June 6, 2002 letter, Angeion advised the attending physicians of the patients with these ICDs of the problems and provided a recommended procedure to determine what action is required.  The text of these letters was reviewed and orally approved by the FDA during a site visit at Angeion.  ELA Medical thereafter distributed both letters to physicians who subsequently reported that the devices in question had been implanted in 385 patients, excluding the 14 explantations previously reported in the June 6, 2002 letter.  On July 31, 2002, the FDA issued a Field Corrective Action Report providing that the Angeion Lyra Model 2020, 2021, and 2022 ICDs be replaced (Field Corrective Action # Z-1152-2/Z-1154-2) because “the devices could stop providing therapy due to premature battery depletion.”

ELA Medical subsequently provided notice on June 18, 2003 for indemnification by Angeion for replacement of the ICDs pursuant to Supply Agreements under which Angeion had manufactured and sold the ICDs to ELA Medical and to a Joint Venture of which ELA Medical was a member.  Angeion advised its insurance carriers of the ELA Medical claim.  The related insurance coverage is currently in litigation.

On September 13, 2004, the basic insurer providing discontinued operations product liability coverage, Medmarc Casualty Insurance Company, advised Angeion that Medmarc was denying insurance coverage to Angeion for the claim by ELA Medical.  In addition, on September 13, 2004, Medmarc commenced a declaratory judgment action against Angeion and ELA Medical in United States District Court for the District of Minnesota seeking a declaratory judgment that Medmarc’s interpretation of the policy is correct.  In the lawsuit, ELA Medical entered a cross-claim against Angeion for the costs and expenses it incurred in connection with the recall in the equivalent amount of $1.7 million.

Angeion denied liability to ELA Medical and counterclaimed against Medmarc seeking a declaratory judgment that Medmarc is liable (i) to Angeion for any amount that it is required to pay to ELA Medical, and (ii) for any fees and expenses that Angeion has incurred in connection with defense of the cross-claim by ELA Medical and the declaratory action by Medmarc.

On June 30, 2005, the Company entered into a settlement agreement with ELA Medical that ended the legal dispute between the Company and ELA Medical and resolved all the issues related to recall of the ICDs and reimbursement of expenses incurred by ELA Medical.  In addition, the Company entered into a second agreement with ELA Medical under which ELA Medical agreed that it would be responsible for any warranty coverage, technical service and regulatory compliance service with respect to any “recalled” ICDs in the future.

On August 25, 2005, the Company received a favorable Court Order finding that Medmarc had a duty to defend the Company against ELA Medical’s cross-claim and that Medmarc breached that duty.  The Court also ruled that Medmarc is obligated to pay the Company’s reasonable defense fees and costs related to ELA Medical’s cross-claim.

The Company vigorously intends to pursue its counterclaim that Medmarc is required to provide insurance coverage with respect to these matters.  The lawsuit has completed the discovery stage.  However, the Company expects that any trial in this matter will not occur until the spring of 2006.

See Note 13 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” in this Form 10-KSB for further discussion of this matter.

(b)           Financial Information about Industry Segments.

The Company operates in a single industry segment: the research, development, manufacture and marketing of medical devices and fitness related products, including non-invasive cardiorespiratory diagnostic systems.

(c)           Narrative Description of Business.

General

Angeion, through its Medical Graphics Corporation subsidiary, designs non-invasive cardiorespiratory diagnostic systems under the “MedGraphics” trade name that assist health care professionals in the prevention, early detection and cost-effective treatment of heart and lung disease.  Primary MedGraphics products include pulmonary function (“PFT”) and cardiopulmonary exercise (“CPX”) testing systems.  All MedGraphics systems operate with its proprietary BreezeSuite Windows2000/XP compatible software, which is designed to be simple and easy-to-use while at the same time provide the flexibility to address the specific needs of hospitals, clinics and physician offices.  This software provides a common platform for all MedGraphics cardiorespiratory products.  All MedGraphics’ products, except for certain OEM products, are sold with a personal computer, full color monitor, printer and other peripherals.

The Company also sells health and fitness products under the New Leaf brand to consumers through health and fitness clubs, personal training studios, weight loss centers and other retail outlets.  These fitness products provide the consumer with a personalized exercise plan based on an assessment of the individual’s level of fitness and metabolism.  The assessment is performed at a health club or personal training studio equipped with one of the Company’s VO2 assessment systems.  Through the New Leaf assessment, an individual’s metabolism is measured and correlated to the heart rate while exercising.  The participating consumer must purchase a kit containing the single user materials required for the VO2 assessment and, optionally, a heart rate monitor and watch to help the user exercise at the correct intensity level to achieve the desired results for weight loss, general exercise improvement or athletic performance.

Pulmonary Function Systems

Health care professionals use assessment of pulmonary function to diagnose lung diseases such as asthma and emphysema, and manage treatment of their patients.  Pulmonary function applications include screening asthma patients, pre-operative and post-operative assessment of heart and lung surgery patients, evaluating lung damage from occupational exposures and documenting responses to therapy.

These pulmonary function systems fall into three major product categories: Spirometry, Complete Pulmonary Function and Body Plethysmography.

All MedGraphics pulmonary function products use the patented preVentTM pneumotach, a disposable/cleanable mouthpiece/flow measurement device that eliminates concern over the transmission of infectious diseases.  The preVent pneumotach gives all MedGraphics products the capability to perform spirometry, a test that measures the flow rates, volumes (capacities) and mechanical properties of the lung.  MedGraphics’ pulmonary function products use a patented “expert system,” Pulmonary Consult, to assist physicians in the interpretation of test results.

Applications include evaluating the effect of medication, monitoring patients with chronic disease, diagnosing lung diseases (i.e. asthma and emphysema), managing treatment, assessing the surgical risk of lung transplant and lung reduction candidates and evaluating the impact of diseases, such as neuromuscular disease, on breathing.

Spirometry.  The new CPF-S/D USB spirometer is comprised of a flow measurement module and a personal computer (“PC”).  The CPF-S/D spirometer can serve as a platform that can be upgraded to either a complete pulmonary function or cardiopulmonary exercise system.  Spirometry provides measurements of airflow, lung volume and elastic/mechanical properties.

Complete Pulmonary Function Systems.  The Ultima/PF Series is MedGraphics’ complete pulmonary function system.  The Ultima/PF is available as a desktop or cart-mounted module that performs rapid, non-invasive assessment of an individual’s lung volumes, respiratory pressures and gas diffusion in addition to spirometry measurements.  The Ultima PF uses a patented patient circuit to enhance infection control.

Body Plethysmograph Systems.  The Elite Series comprises MedGraphics’ body plethysmograph system.  A body plethysmograph is an enclosed metal and clear acrylic chamber that offers the most sensitive method for measuring chest wall movement.  The patient sits inside the chamber and undergoes diagnostic pulmonary function tests.  MedGraphics’ medical design award winning Elite Series minimizes patient anxiety and discomfort while maximizing accuracy.  The system’s design optimizes patient comfort with a clear-view acrylic enclosure and allows testing of a broad population including pediatric patients and individuals in wheelchairs.

The Elite Series is available in three configurations:

Elite D.  The Elite D performs spirometry, measures the total volume of air in the lungs and the resistance to airflow in the airways of a person’s lungs.

Elite DL.  The Elite DL performs the same tests as the Elite D, and adds the diffusion test in the same manner as the Ultima/PF.

Elite DX.  The Elite DX performs all the tests as an Elite DL, and adds an additional lung volume measurement.

MedGraphics pulmonary function products’ ease of use, infection control features, compact, lightweight design and mobility option attract a wide variety of customers, including pulmonary laboratories in hospitals, clinics, physician offices, occupational medicine clinics, asthma/allergy practices, and clinical research centers worldwide.

Cardiopulmonary Exercise Testing Systems

MedGraphics’ cardiopulmonary exercise (“CPX”) testing systems measure functional capacity, fitness or conditioning levels as well as help physicians diagnose heart and lung diseases.  This is accomplished by measuring the volume and concentrations of oxygen and carbon dioxide as they enter and leave the lungs while a person exercises on a machine such as a bike or treadmill.

The Ultima/CPX systems measure each breath using a patented breath-by-breath methodology and the same patented preVent pneumotach as the pulmonary function systems.  Medical Graphic’s cardiopulmonary exercise systems include a patented oxygen analyzer and a carbon dioxide analyzer and also implement several patents relating to gas sampling and data reporting, including two expert system software packages for evaluating the information obtained from cardiopulmonary exercise assessments.

Measurements can also be made at rest to determine nutritional requirements of critically ill patients or individuals wishing to assess the number of calories burned per day, which is termed “energy expenditure.”  This measurement is known as a “metabolic assessment” and is marketed by Medical Graphics as the Ultima/CCM option.  Configurations using both the CPX and CCM applications are marked as an Ultima/MAX system.

The Ultima Series is sold in several different configurations that use the same base hardware platform and are differentiated primarily by software.

Ultima/CPX/D.  This is a basic exercise testing system that measures an individual’s fitness level while exercising and measures the ability to perform work (functional capacity) or activities of daily living (ADL).  The Ultima/CPX/D can also be used in conjunction with other manufacturers’ stand-alone ECG systems.

Ultima/CCM/D.  This basic metabolic assessment system measures the nutritional requirements of a patient at rest.

Ultima/CPX/MAX/D.  This system measures both exercise and nutritional requirements.

Ultima/CardiO2.  This configuration adds an integrated 12-lead electrocardiogram stress option.  The electrocardiogram, which measures heart functions, is generally referred to as an ECG.

CardiO2/MAX/D.  The CardiO2/MAX/D is a CPX/D with an integrated 12-lead ECG and the metabolic assessment option.

VO2000.  The VO2000 is a portable/ambulatory version that is about twice the size of a typical portable CD player and can transmit data via telemetry.  In addition to uses for exercise and nutritional requirements, these portable and wearable products include assessment of work capacity in occupational medicine and physical therapy as well as field training of amateur and elite athletes during participation in their actual events.  The VO2000, configured as a VO2PAS, is a key component of the Company’s New Leaf Personal Exercise System health and fitness product.

Applications for the Ultima and VO2000 exercise and metabolic systems include distinguishing between cardiovascular and pulmonary disease, screening for early signs of cardiac and pulmonary dysfunction, establishing exercise prescriptions and training programs and evaluating the efficacy of prescribed therapy.  Customers include hospital cardiopulmonary laboratories, cardiology and pulmonary office-based clinics, critical care units, cardiac rehabilitation units, human performance laboratories and health clubs.

Cycle Ergometers and Treadmills

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

Competition

The industry for companies selling cardiopulmonary diagnostic systems is competitive.  There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by Medical Graphics.  Medical Graphics’ competitors include both large and small medical companies, some of which have greater financial and technical resources and broader product lines.  Viasys Healthcare, Inc. and Ferraris Medical, Inc. represent the principal competitors for Medical Graphics’ current products.  The Company believes that the principal competitive factors in its markets are product features, customer service, price, quality, performance, market reputation, breadth of product offerings and effectiveness of sales and marketing efforts.

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

The Company’s New Leaf products for the health and fitness market combine components that individually have numerous competitors, including other metabolic measurement systems (HealtheTech), nutrition education and lifestyle enhancement software (e-Diets), and weight loss programs (Jenny Craig and Weight Watchers).  The Company believes that its integration of these components together with its proprietary exercise programming into weight loss, general fitness and athletic performance programs for the consumer is accomplished in a scientific and unique manner.  The Company has protected this product with various patents and is presently unaware of any other system that competes directly.

Manufacturing

Medical Graphics currently designs and assembles all major analyzer components of its pulmonary systems including a waveform analyzer, flow board, gas sample lines, gas chromatograph, nitrogen analyzer, CO2 analyzer and oxygen analyzer.  Company-designed sheet metal, electrical components, printed circuit boards and some measurement devices are purchased from outside vendors and are tested, assembled and packaged by Medical Graphics personnel into fully integrated systems.  Medical Graphics also acquires general-purpose computers, monitors and printers from a variety of sources and integrates its proprietary software modules into these systems.  Medical Graphics acquires its cycle ergometers and treadmills from third parties.  Although some of Medical Graphics’ components are purchased from only one or a limited number of suppliers, Medical Graphics believes that if it were unable to obtain components from these suppliers, it would be able to obtain comparable components from other sources without significant additional expense or interruption of business.

Medical Graphics is ISO 13485 certified for its development and manufacturing processes.  See “Regulation by Foreign Governments” for additional discussion of the Company’s ISO 13485 certification.

Marketing and Distribution

Medical Graphics markets its products in the United States through a direct sales force that targets customers located in hospitals, university-based medical centers, clinics and physician offices of heart and lung specialists.  Each salesperson is responsible for a specific geographic area and sells Medical Graphics’ complete product line to all customers, from hospitals to physician offices within that area.  The Company markets its New Leaf personal exercise product through a separate direct sales force that targets customers located in fitness clubs and weight loss centers.  Medical Graphics salespersons are compensated with a base salary, expense reimbursement and a territory sales goal commission plan.

Medical Graphics markets its products outside the United States through independent distributors.  During 2005, Medical Graphics used approximately 58 distributors to sell its products into 66 countries.  These distributors typically carry a limited inventory of MedGraphics products and sell those products in specific geographic areas, generally on an exclusive basis.  International sales accounted for 16.5% and 17.2% of total sales for the years ended October 31, 2005 and 2004, respectively.  All of Medical Graphics’ international sales are made on a United States dollar-denominated basis to distributors.

Sales into foreign countries involve certain risks not ordinarily associated with domestic business including fluctuations in exchange rates even when product sales are denominated in dollars, reliance on distributors and fluctuations in sales resulting from changes in local economies.

Medical Graphic’s most successful marketing strategy for its cardiorespiratory diagnostic and New Leaf products is through actual demonstration of its products’ capabilities to potential customers.  This marketing strategy is one of the most significant factors in achieving sales.  Consequently, the main thrust of domestic and international marketing efforts is product demonstrations in hospitals and physicians offices as well as domestic and international trade shows.  Other promotional efforts include educational seminars, print advertisements, direct mail campaigns and e-marketing campaigns through the (www.medgraphics.com) web site for cardiorespiratory diagnostic products and (www.newleaffitness.com) for New Leaf health and fitness products.

Research and Development

During 2005, the Company introduced five new products: the Ultima/CCM, Ultima/PF, Ultima/PFX, CPFS/D USB spirometer for worldwide distribution and the I2M Oscillatory Resistance system for international sales.  In addition, the Company introduced two new MedGraphics BreezeSuite and one New Leaf Exersmart software upgrade option products.  Moreover, Medical Graphics is continuing to add product improvements designed to enhance product reliability and improve margins while completing the migration to Windows/XP.  The Company also implemented newer development tools such as .Net, a new Microsoft programming language.  Medical Graphics is continuing development of new products targeted for new growth markets, including products that will be marketed under the New Leaf brand.  The Company believes ongoing research and development efforts have been and will remain important to its continuing success.

Research and development expenses were $2,061,000 and $1,672,000 for the years ended October 31, 2005 and 2004, respectively.

Intellectual Property

Patents and trademarks are critical in the medical device industry.  The Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs.  The Company also relies upon trade secrets and proprietary know-how.

The Company relies on a combination of patent, trademark and trade secret laws to establish proprietary rights in its products.  Medical Graphics currently owns 24 United States patents and is actively developing and obtaining additional patents.  These patents cover the various aspects of Medical Graphics’ core technologies, including gas analysis, pressure and flow measurement, breath-by-breath assessment of gas exchange data analysis and expert system software.  The New Leaf products employ various Medical Graphics patents in its business model.  In addition, Medical Graphics has a number of foreign patents with respect to technologies covered by its United States patents.

Prior to June 2005, the Company owned a number of cardiac stimulation patents.  These patents were assigned to ELA Medical in connection with settlement of the legal dispute by ELA Medical against the Company.

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

Medical Graphics also owns registered trademarks and has applied for other trademarks in the U.S. and certain foreign countries.  Medical Graphics owns and actively enforces an array of related copyrights and trademarks.  These include but are not limited to: MedGraphics, preVent Pneumotach, BreathPath, BreezeSuite, CPX/D, CCM/D, CardiO2, CPX/Express, Ultima/PF, Ultima/CPX, Ultima/CCM, Ultima/PFX, 1085/DX, Elite/Dx, Elite/DL, PF/Dx, Profiler/Dx, Profiler/DL, CPF-S/D, Pulmonary Consult, Exercise Consult, KnowledgeNet and various logos.

Similarly, Medical Graphics owns New Leaf trademarks and copyrights that include but are not limited to:  New Leaf, ExerSmart, ExerScript, PDC Personal Digital Coach, PAS Personal Assessment System, and various logos.

Although patent and intellectual property disputes in the medical device area have often been settled through licensing agreements or similar arrangements, costs associated with these arrangements may be substantial, and there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all.  Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Government Regulation

Most of the products manufactured by the Company are “devices” as defined in the Federal Food, Drug and Cosmetic Act (the “Act”) and are subject to the regulatory authority of the Food and Drug

Administration (“FDA”), which regulates the manufacture, distribution, related record keeping, labeling and advertising of such devices.  The FDA classified medical devices in commercial distribution into one of three classes, Class I, II or III, following the enactment of the Medical Device Amendments to the Act in May 1976 (the “Amendments”).  These classifications are based on the controls necessary to reasonably ensure the safety and efficacy of medical devices.  The Company’s New Leaf health and fitness products are not classified as medical devices as defined in the Act.

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

In addition to the requirements described above, the Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices that they distribute commercially.  The Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs.  QSRs require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing and quality control.  In addition, these manufacturers are subject to inspection on a routine basis for compliance with the QSRs.  The FDA’s Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.  The FDA further requires that certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported.  The FDA has authority to inspect the Company’s facilities to ensure compliance with the Act and regulations thereunder.  Failure to comply with these regulations could have a material adverse effect on the Company’s business, financial condition and results of operations.  Medical Graphics is registered as a manufacturer with the FDA and successfully passed an FDA audit in September 2004.

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

Employees

As of October 31, 2005, the Company had 127 full-time and 4 part-time employees, including 26 in sales, 15 in field service, 8 in marketing, 17 in applications and technical support, 35 in engineering, manufacturing and production, 11 in research, development and quality assurance/regulatory affairs, and 15 engaged in finance and administration.  No employees are represented by a collective bargaining agreement and the Company has not experienced any work stoppage.  Management believes that relations with its employees are solid.

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-KSB contains certain forward-looking statements.  For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Annual Report on Form 10-KSB.  These forward-looking statements are made as of the date of this Annual Report on Form 10-KSB and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Certain Risk Factors

History of Recent Losses.  During the years ended October 31, 2005 and 2004, the Company incurred net losses of $919,000 and $2,300,000, respectively.  While the Company believes that its existing cash is adequate to support operations for the next fiscal year or more, the Company must ultimately achieve profitability or obtain additional financing to be able to meet its future cash flow requirements, and there can be no assurance that it will be able to do so.

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

In 2005, the Company settled a claim for indemnification from ELA Medical for expenses incurred by ELA Medical in connection with the recall of ICDs formerly manufactured by the Company.  The Company believes its product liability insurance should reimburse it for a significant amount of the cost of the settlement and defense of the ELA Medical claim.  During the years ended October 31, 2005 and 2004, the Company recorded losses in discontinued operations of $229,000 and $901,000, respectively, to reflect an impairment of the ICD patents, legal settlements, legal expenses and related matters.  These losses are net of probable insurance recoveries and include other expenses associated with the claim.  Although ELA Medical has agreed that it will be responsible for any warranty coverage, technical service and regulatory compliance service with respect to any “recalled” ICDs in the future, there can be no assurance that the Company will not be subject to patient claims in the future.  See Note 13 to the Consolidated Financial Statements, “Discontinued Operations,” and Item 3, Legal Proceedings in this Form 10-KSB.

Success of Business Plan.  Successful implementation of the Company’s business plan through its Medical Graphics subsidiary operating entity is dependent on the interaction of many variables, including the effects of changing industry conditions, competition and the Company’s ability to successfully market and sell its new products.  While the Company believes that its business plan reflects reasonable judgments in assessing those risks, there can be no assurance that influences not foreseen by the Company would not adversely affect its ability to execute the business plan strategies.  While the Company believes that its business plan projections are in line with achievable performance levels, there can be no assurance that the Company will be able to obtain, and sustain, projected sales revenue increases.

Dependence upon New Products.  In 2001, the Company announced that it intended to focus a significant portion of its resources on the weight loss, cardiac rehabilitation and disease prevention markets that are a logical extension of its core cardiorespiratory systems technology.  The Company’s principal product is its New Leaf personal exercise system.  The Company’s future success will be dependent, in part, upon the success of this product and its ability to successfully identify and introduce new products and services into the weight loss, cardiac rehabilitation and disease prevention markets.  In developing new products, it will incur additional research and development and marketing expenses.

The Company’s success will also depend upon cost-effective development of new products for its cardiorespiratory markets.  There can be no assurance that revenues, if any, from new products will be sufficient to recoup the Company’s expenses in developing and marketing any new product.  Moreover, there is no assurance that the Company can manufacture these new products at a cost, or sell these products at a price, that will result in an acceptable rate of return for the Company.  Market acceptance of these new products may be slow or customers may not accept the new products at all.  If the Company cannot successfully develop and market new products, its financial performance and results of operations will be adversely affected.

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

Nasdaq SmallCap Market.  Angeion’s common stock is traded on the Nasdaq SmallCap Market.  Under the rules for continued inclusion on the Nasdaq SmallCap Market, the Company must maintain a minimum bid price of $1.00 for its common stock and must maintain a minimum of $1.0 million in market value of its publicly held shares and must remain in compliance with Nasdaq requirements on board composition and corporate governance.  The Company can give no assurance that it will be able to meet the requirements for continued listing on the Nasdaq SmallCap Market in the future.

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

Item 2.  Description of Property.

The Company currently leases a 52,254 square foot building for its office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota.  The building is also the location of the Company’s Medical Graphics subsidiary.  The building lease for the Company’s present office and manufacturing space expires in June 2009.  Annual rental costs will be approximately $292,000 in fiscal year 2006.  Rent expense was $286,000 and $301,000 for the years ended October 31, 2005 and 2004, respectively.

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

On September 13, 2004, the basic insurer, Medmarc Casualty Insurance Company, advised Angeion that Medmarc was denying insurance coverage to Angeion for the claim by ELA Medical, Inc.  In addition, on September 13, 2004, Medmarc commenced a declaratory judgment action against Angeion and ELA Medical in United States District Court for the District of Minnesota seeking a declaratory judgment that Medmarc’s interpretation of the policy is correct.  In the lawsuit, ELA Medical entered a cross-claim against Angeion for the costs and expenses it incurred in connection with the recall in the equivalent amount of $1.7 million.

Angeion denied liability to ELA Medical and counterclaimed against Medmarc seeking a declaratory judgment that Medmarc is liable (i) to Angeion for any amount that it is required to pay to ELA Medical, and (ii) for any fees and expenses that Angeion has incurred in connection with defense of the cross-claim by ELA Medical and the declaratory action by Medmarc.

On June 24, 2005, the Company and Medmarc presented summary judgment arguments on cross motions by the Company and Medmarc over whether or not Medmarc has a “duty to defend” the Company in the claim brought by ELA Medical.

On June 30, 2005, the Company entered into settlement agreements with ELA Medical that ended the legal dispute by ELA Medical against the Company and resolved all the issues between the Company and ELA Medical related to recall of the ICDs and reimbursement of expenses incurred by ELA Medical.  Under the terms of a settlement agreement and release regarding LYRA ICDs, ELA Medical agreed to settle its cross-claim against the Company in return for an Offer of Judgment on the cross-claim in favor of ELA and against the Company in the amount of $1.4 million.

In an order dated August 25, 2005, the Court issued an Order granting Angeion’s motion for partial summary judgment and denying Medmarc’s motion for summary judgment.  The Court also decreed that:

(i)    Medmarc had a duty to defend Angeion against ELA Medical’s cross-claim,

(ii)   Medmarc breached its duty to so defend; and

(iii)  Medmarc has a duty to pay on a prompt and monthly basis Angeion’s reasonable fees and costs, including those incurred and those that will be incurred in the future, that relate to ELA Medical cross-claim.

Angeion vigorously intends to pursue its counterclaim that Medmarc is required to provide Angeion coverage with respect to these matters.

See Note 13 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” in this
Form 10-KSB for a detailed discussion of these developments.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Nasdaq SmallCap Market under the symbol “ANGN.”  The prices below are the high and low sales prices as reported by the Nasdaq SmallCap Market for each quarter of FY 2005 and 2004.

Angeion Common Stock Prices

Fiscal Years	High	Low
2005
Fourth quarter	$3.00	$2.00
Third quarter	3.25	2.10
Second quarter	4.20	2.00
First quarter	4.61	1.17

2004
Fourth quarter	1.70	1.18
Third quarter	1.95	1.06
Second quarter	2.98	1.71
First quarter	3.40	1.42

As of December 5, 2005, approximately 589 persons held the Company’s common stock of record.  In addition, nominees for approximately 4,320 shareholders held a number of shares in street name.

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its operations and does not anticipate paying any cash dividends in the future.

Equity Compensation Plan Information

The following table provides information as of October 31, 2005 with respect to the shares of the Company’s common stock that may be issued under its equity compensation plan.  The Company has one equity compensation plan, its 2002 Stock Option Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	697,800	$4.78	102,200

Recent Sales of Unregistered Securities

The Company had no unregistered sales of equity securities during the quarter ended October 31, 2005.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any equity securities during the quarter ended October 31, 2005.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company, through its Medical Graphics Corporation subsidiary, designs non-invasive diagnostic systems under the “MedGraphics” trade name that assist health care professionals in the prevention, early detection and cost-effective treatment of heart and lung disease.  It also markets a version of some of these products under the New Leaf® brand to health and fitness clubs and personal trainers to assist them in developing exercise programs to help their clients meet their weight management, fitness or athletic performance goals.  Revenues consist of equipment and supply sales and service revenues.  Equipment and supply revenues reflect sales of Medical Graphics’ non-invasive cardiorespiratory diagnostic equipment, sales of New Leaf health and fitness products, and additional or follow-on sales of peripherals and supplies.  Service revenues reflect contract revenues from extended service contracts, non-warranty service visits and training.  Total revenue was $23.8 million and $20.7 million for the years ended October 31, 2005 and 2004, respectively.

The Company’s objectives for 2005 included the replacement of older cardiorespiratory diagnostic testing systems, building on the second quarter 2004 introduction of the first in a series of new Ultima Series cardiopulmonary exercise testing systems, expanding our international distribution and adding to the number of new fitness clubs and training studios that offer New Leaf products to their clients while increasing client participation at all locations.  The Company achieved all of these objectives.

The Company reduced its loss from continuing operations by 51% to $690,000 in 2005 from $1.4 million for 2004.  The reduction was accomplished on a 2005 revenue increase of 14.9% over 2004 and a 2.4% increase in the 2005 gross margin percentage over 2004.  The Company’s 2005 operating expenses increased by 11.8% over 2004 as a result of planned initiatives to add additional personnel to support the sales and marketing of all of the Company’s products.  Operating expenses for 2005 also included marketing programs designed to expand the Company’s cardiorespiratory diagnostic products in the hospital market and physician’s office market, and to expand the number of New Leaf health and fitness club distribution sites.  The Company’s 2006 plans include the addition of a select few personnel and a continuation of the marketing programs to facilitate overall business growth in the hospital, physician’s office and health and fitness club markets.  The Company is committed to achieve profitability in 2006, which ultimately will be dependent on continued revenue growth and improvements in operating efficiencies.

The replacement of older cardiorespiratory diagnostic testing systems with new systems has been widely accepted by customers.  Customer orders of new Elite Series systems remained strong throughout fiscal year 2005.  The Company believes that customer interest in replacing older cardiorespiratory diagnostic systems with new systems will continue into FY 2006.

Following the 2004 introduction of the Ultima/CPX, the Company introduced five new products during 2005.  To complete the Ultima Series, the Ultima/CCM was introduced during the first quarter while the Ultima/PF and Ultima/PFX were introduced during the second quarter of 2005.  These new products not only update existing products but are designed to expand the target market.  The Ultima Series of products feature new technology to improve performance and reliability.  Customer response to these new products continues to be very positive as evidenced by sales orders.

The Company also introduced the new CPFS/D USB spirometer for worldwide distribution during the second quarter of 2005.  In addition, the I2M Oscillatory Resistance system was introduced late in 2005 for international sales.  Moreover, the Company introduced two new MedGraphics BreezeSuite and one New Leaf Exersmart software products.  All of these new products have contributed to overall revenue growth during the last three quarters of 2005.

International sales orders varied by geographic region from quarter to quarter.  In Europe, distributor orders increased as a result of sales to customers conducting clinical research studies and the weakened U.S. Dollar compared to the Euro.  Sales to customers in Latin America increased modestly while sales to customers in the rest of the world improved steadily throughout 2005.  These sales results generally reflect the economies of the respective area.

During 2005, the Company commenced development of several new products intended for potential growth opportunities identified within both our domestic and international cardiorespiratory markets.  We are on schedule to begin selling these new products later in 2006.  The Company will be announcing these new products to its customers as they are introduced.

The Company’s New Leaf products also contributed to overall revenue growth.  Consumers are becoming more aware of the benefits of metabolic testing and training programs.  This growing awareness and interest is contributing to a steady increase in new sites.  In addition, the sale of New Leaf consumable supplies is contributing to the growth of New Leaf revenue.  Significant progress was made with the sales of New Leaf fitness products during 2005.  However, we continue to modify and improve not only the products being offered but also our promotional programs to introduce the New Leaf products.  Moreover, the Company continues to evaluate its marketing options for expanding distribution of New Leaf fitness products.

Significant progress was made during 2005 regarding the indemnification claim under which ELA Medical sought reimbursement for the cost of explanting and replacing ICDs formerly manufactured by the Company.  On June 30, 2005, the Company entered into a settlement agreement with ELA Medical that ended the legal dispute and lawsuit and resolved all the issues related to recall of the ICDs and reimbursement of expenses incurred by ELA Medical.  In addition, the Company entered into a second agreement with ELA Medical under which ELA Medical agreed that it would be responsible for any warranty coverage, technical service and regulatory compliance service with respect to any “recalled” ICDs in the future.

During the fourth quarter of 2005, the Company entered into an agreement with its outside counsel under which future legal fees with respect to the Medmarc litigation are significantly limited.  Effective July 1, 2005, the Company’s outside counsel will provide all professional legal services regarding the Medmarc litigation contingent upon recovery from Medmarc, while the Company will be liable for fees for expert testimony, fees for consulting services and out-of-pocket expenses associated with the litigation.  Now that the Company has significantly limited its future costs associated with the litigation, the only remaining obligation is with respect to patient claims regarding ICDs for which the Company continues to maintain product liability insurance.

On August 25, 2005, the Company received a favorable Court Order finding that Medmarc had a duty to defend the Company against ELA Medical’s cross-claim and that Medmarc breached that duty.  The Court also ruled that Medmarc is obligated to pay the Company’s reasonable defense fees and costs related to ELA Medical’s cross-claim.  Since Medmarc breached its duty to defend, the Company also believes that Medmarc is responsible to reimburse Angeion for the $1.4 million settlement entered into with ELA Medical on June 30, 2005.

The Company vigorously intends to pursue its counterclaim that Medmarc is required to provide insurance coverage with respect to these matters.  The lawsuit has completed the discovery stage.  However, the Company expects that any trial in this matter will not occur until the spring of 2006.  See Note 13 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” in this Form 10-KSB and Item 3, “Legal Proceedings” for further discussion of this matter.

The following paragraphs discuss the Company’s performance for the year ended October 31, 2005 compared to 2004.

Results of Operations

The following table summarizes selected financial data relating to the operations of the Company.  Data for the years ended October 31, 2005 and 2004 are derived from the audited financial statements of the Company.

	Year Ended October 31,
(000’s omitted)	2005	2004
Revenue	$23,774	20,688

Gross margin	11,751	9,736
Gross margin percentage	49.4%	47.1%

Operating expenses:
Selling and marketing	7,192	6,131
General and administrative	2,402	2,399
Research and development	2,061	1,672
Amortization of intangibles	811	951
	12,466	11,153

Operating loss	(715)	(1,417)
Interest income	34	18

Loss before taxes	(681)	(1,399)
Provision for taxes	9	—

Loss from continuing operations	(690)	(1,399)

Loss from discontinued operations	(229)	(901)

Net loss	$(919)	(2,300)

Year Ended October 31, 2005 Compared to 2004

Revenues.  Total revenue increased by 14.9% to $23.8 million for the year ended October 31, 2005 from $20.7 million for the year ended October 31, 2004.  Domestic product revenue increased by 21.3% to $17.0 million in 2005 compared to $14.0 million in 2004.  Internationally, product revenue increased 10.4% to $3.9 million in 2005 from $3.6 million in 2004.  Service revenue decreased 8.7% to $2.8 million in 2005 compared to $3.1 million in 2004.

Demand for cardiorespiratory product systems and New Leaf products has remained strong throughout 2005.  Sales of the Company’s Elite Series systems have remained strong as customers continue to replace their older 1085 Series equipment.  Moreover, sales of the new Ultima PF and Ultima PFX cardiorespiratory systems also contributed to domestic growth.  We are pleased with the customer acceptance of these new products that began shipping during April 2005.  The Company’s New Leaf health and fitness products have also contributed to domestic growth due to broadening consumer acceptance.  The addition of sites from both chain and independent health clubs contributed to growth throughout the year.  Customer orders for cardiorespiratory product systems have been strong throughout 2005 with no near term signs suggesting that order rates will decline.

International product revenue finished over 10% ahead of the prior year due to strong third quarter sales to European and our “rest of the world” distributors.  Distributor acceptance of the Company’s new Ultima products together with sales to customers performing clinical trials contributed to international revenue growth in 2005.  Overall regional performances continue to be mixed.  Even though the Latin America business climate has improved due to improving economies, sales to these distributors improved modestly when compared to the prior year.  Although the U.S. Dollar has strengthened against the Euro in recent months, an overall weakened U.S. Dollar compared to the Euro contributed to an improved business climate in Europe for 2005.  While introduction of the new Ultima Series products contributed to the international revenue increase, new products are subject to regulatory approval before they can be sold in certain countries.

Service revenue decreased 8.7% during 2005 compared to 2004 due to the relatively aggressive pace at which customers are replacing older equipment with the Company’s new models, thereby reducing revenue from extended service contracts and non-warranty service visits.

Gross Margin.  Gross margin percentage increased to 49.4% of revenue for the year ended October 31, 2005 compared to 47.1% for 2004.  The overall improvement in gross margin percentages is due to improved manufacturing efficiencies associated with increased volume together with improved gross margins on the Company’s new products.

Selling and Marketing.  Total selling and marketing expenses increased 17.3% to $7.2 million for the year ended October 31, 2005 compared to $6.1 million in 2004.  The increase in selling and marketing expenses was planned as we increased personnel in support of selling and marketing all of the Company’s products.  As a result, personnel costs have increased over the same period in 2004 by $704,000 for the year ended October 31, 2005.  In addition, the 21% increase in domestic sales for 2005 resulted in a $392,000, or 45%, increase in commission expenses.

General and Administrative.  General and administrative expenses of $2.4 million in 2005 were comparable to 2004.  General and administrative expenses for 2005 included increases of $102,000 for Sarbanes-Oxley compliance costs, $110,000 for legal fees and $38,000 for auditing expenses which were somewhat offset by a $94,000 reduction in bonus expenses and a $166,000 reduction in the allowance for doubtful accounts due to improved cash collections for past due customer accounts.

Research and Development.  Research and development expenses increased 23.3% to $2.1 million in 2005 from $1.7 million in 2004.  The increase in research and development expenses is due to increased personnel expenses together with project costs associated with developing additional cardiorespiratory diagnostic products.  The CPFS/D-USB spirometer was released for sale at the end of the first quarter of 2005 while the new Ultima PF and Ultima PFX products were sold for the first time during the second quarter of 2005.  In addition, the Company introduced two new MedGraphics BreezeSuite and one New Leaf Exersmart software upgrade option products.  Moreover, the Company is currently working on new products intended for use by international customers and physician’s offices while also continuing to add product improvements designed to enhance product reliability and improve margins.

Amortization of Intangibles.  Amortization of intangibles decreased to $811,000 for the year ended October 31, 2005 compared to $951,000 for the same period in 2004.  The decrease in amortization expense resulted from the fact that the Company incurred an impairment charge of $243,000 for its ICD patents during the fourth quarter of 2004.

Interest Income.  Interest income increased to $34,000 in 2005 from $18,000 in 2004.  The increase in interest income is principally due to an increase in interest rates despite a decrease in excess cash balances available for short-term investment.

Loss from Discontinued Operations.  During the years ended October 31, 2005 and 2004, the Company recorded losses of $229,000 and $901,000, respectively, in connection with its discontinued operations related to ICDs formerly manufactured by the Company.  The 2004 loss from discontinued operations included a $243,000 impairment charge related to the Company’s ICD patents.  The $229,000 loss from discontinued operations for 2005 consisted primarily of legal expenses, consulting expenses and the purchase of liability insurance coverage for claims associated with the Company’s discontinued ICD products.  The $901,000 loss from discontinued operations for 2004 represented adjustments associated with the ELA Medical claim and the purchase of liability insurance coverage for claims associated with the Company’s discontinued ICD products.

Expenses associated with both the $1.4 million and $40,000 settlement agreements with ELA Medical were previously recognized by the Company within discontinued operations.  The Company’s assignment of the ICD patents under the $1.4 million agreement had no current impact on discontinued operations because these patents had been previously written off during the quarter ended October 31, 2004.

These losses are net of probable insurance recoveries and include other expenses associated with the settlement.  For additional details, see Note 13 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” in this Form 10-KSB.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, through revenue from license agreements for patented ICD technology and through the use of cash balances.

The Company had cash and cash equivalents of $1.5 million, including $400,000 of cash restricted for discontinued operations, and working capital of $5.4 million as of October 31, 2005.  During the year ended October 31, 2005, the Company generated $89,000 in cash from continuing operations primarily because its net loss of $919,000 included $1.2 million of depreciation and amortization.  Cash was generated by a decrease of $57,000 in accounts receivable and increases of

$234,000 and $91,000 in accrued employee compensation and deferred income, respectively.  Employee compensation accruals increased at October 31, 2005 due to increased commission costs associated with increases in domestic revenue.  The Company used cash for an increase of $508,000 in inventory and a decrease of $342,000 in accounts payable.  The increase in inventory was necessary to support the Company’s equipment and supply sales increase for 2005 and the conversion from older to new products.

The Company used $804,000 in cash for discontinued operations, which included payments of $400,000 and $40,000 made in connection with two settlement agreements that resolved all the issues, including litigation, between the Company and ELA Medical related to expenses associated with previously discontinued ICD products.  The cash used for discontinued operations also included legal fees, the purchase of additional product liability insurance for its discontinued ICD products, consulting expenses and other expenses related to the ELA Medical claim.  In connection with the $1.4 million settlement agreement, the Company executed a $400,000 promissory note that provides for equal payments of $200,000 due on December 31, 2005 and on June 30, 2006.  The promissory note is backed up with an irrevocable bank letter of credit.  The Company was required to collateralize the irrevocable bank letter of credit with $400,000 of cash that is classified as cash restricted for discontinued operations at October 31, 2005.

During the year ended October 31, 2005, the Company used $217,000 in cash for the purchase of property and equipment.  The Company has no material commitments for capital expenditures for fiscal year 2006.

Now that the ELA Medical claim associated with the discontinued ICD products has been settled for $1.4 million, the Company intends to vigorously pursue its claim against Medmarc Casualty Insurance Company to provide insurance coverage with respect to these matters.  The lawsuit has completed the discovery stage.  The Company expects that any trial in this matter will not occur until the spring of 2006.  The ultimate amount recoverable from the insurer is subject to future development and additional information.  It is possible that the Company will not prevail in this effort.  Furthermore, the Company’s liability insurance coverage for claims associated with its ICD products has been extended for another year to now expire on July 11, 2006.  The Company may incur additional expenses, which could be substantial, in connection with any purchase of insurance coverage beyond July 11, 2006.  For additional details, see Note 13 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” in this Form 10-KSB.

The Company believes that its liquidity and capital resource needs for fiscal year 2006 will be met through its current cash and cash equivalents and cash flows from operations.  In addition, the Company also believes that additional insurance coverage beyond July 11, 2006 can be purchased and financed with existing cash.

Other Commitments

The Company has made various financial commitments in the ordinary course of conducting its business operations.  Although these commitments are more fully discussed in the Notes to Consolidated Financial Statements, we are summarizing all of our significant commitments in the following table:

	Payments due by period (in thousands)
Contractual Obligations	Total	Due within one year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$1,394	$370	$750	$274	—
ELA Medical promissory note	400	400	—	—	—
Minimum royalty payments for sales of AeroSport products	117	100	17	—	—
	$1,911	$870	$767	$274	—

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years.  In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 for service contract revenue.  Deferred income associated with service contracts was $942,000 and $893,000 as of October 31, 2005 and 2004, respectively.  Revenue from installation and training services provided to domestic customers is deferred until the service has been performed.  The amount of deferred installation and training revenue was $248,000 and $206,000 at October 31, 2005 and 2004, respectively.

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

Allowance for Doubtful Accounts.  The Company establishes estimates of the uncollectibility of accounts receivable.  Management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables.  A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.  The Company’s accounts receivable balance was $4,100,000, net of an allowance for doubtful accounts of $210,000 at October 31, 2005.

Legal Proceedings and Claims.  The Company’s core activities relate to the development, manufacture and sale of medical and fitness related products.  In the past, the Company manufactured ICDs, which are medical products that are surgically implanted in patients.

From time to time, the Company may become subject to various legal proceedings or claims, the outcomes of which are subject to significant uncertainty.  Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred.  The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  Changes in these factors could materially affect the Company’s financial position or results of operations.

On June 30, 2005, the Company entered into settlement agreements with ELA Medical, Inc. and ELA Medical S.A.S. that ended the legal dispute and cross claim by ELA Medical against the Company and resolved all the issues between the Company and ELA Medical related to recall of the ICDs and reimbursement of expenses incurred by ELA Medical.  Under the terms of a settlement agreement and release regarding LYRA ICDs, ELA Medical agreed to settle its $2.0 million cross claim against the Company in return for an Offer of Judgment on the cross claim in favor of ELA Medical and against the Company in the amount of $1.4 million.

The Company believes that a significant portion of the $1.4 million settlement and certain related legal expenses will be covered by insurance and has established a receivable to reflect the probable insurance recoveries.  The Company has based the probable receivable upon its review of the settlement, the facts surrounding the settlement and the language of the insurance policies.  As the Company determines additional facts concerning the settlement, the analysis may change.  The Company’s estimates regarding the probable insurance recovery are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported.  See Note 13 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” and Item 3, Legal Proceedings in this
Form 10-KSB.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”), which clarifies the types of costs that should be expensed rather than capitalized as inventory.  This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its fiscal 2006.  The Company has determined that adoption of this statement will not have a material effect on its consolidated financial position or results of operations.

The FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment,” (“SFAS No. 123R”) in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  Since the Company is a small business registrant, this statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005 and the Company will adopt the standard in fiscal 2007.  The Company has determined that, unless new options are granted, stock-based compensation expense will be $5,000 for each of the second, third and fourth quarters of fiscal 2006.  We have yet to determine the impact, if any, of SFAS No. 123R on the Company’s consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements of accounting for and reporting a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

Item 7.  Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Angeion Corporation:

We have audited the accompanying consolidated balance sheets of Angeion Corporation and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and shareholders’ equity for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angeion Corporation and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota
December 15, 2005

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, 2005 and 2004

(in thousands except share and per share data)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,072	$2,390
Cash restricted for discontinued operations	400	—
Accounts receivable, net of allowance for doubtful accounts of $210 and $376, respectively	4,100	4,157
Inventories	3,455	2,947
Prepaid expenses and other current assets	280	294
Current assets of discontinued operations	700	700
Total current assets	10,007	10,488

Property and equipment, net of accumulated depreciation of $1,598 and $1,183, respectively	1,035	1,233
Intangible assets, net	5,498	6,309
Goodwill	328	328
Total Assets	$16,868	$18,358

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,184	$1,526
Employee compensation	1,166	932
Deferred income	1,190	1,099
Warranty reserve	175	155
Other liabilities and accrued expenses	366	394
Current liabilities of discontinued operations	517	1,092
Total current liabilities	4,598	5,198

Deferred income taxes	337	328

Shareholders’ equity:
Common stock, $0.10 par value. Authorized 25,000,000 shares, issued and outstanding 3,609,325 shares in 2005 and 3,601,517 shares in 2004	361	360
Additional paid-in capital	17,589	17,556
Deferred compensation	(14)	—
Accumulated deficit	(6,003)	(5,084)
Total shareholders’ equity	11,933	12,832

Commitments and contingencies (Notes 8, 13, 14 and 15)
Total Liabilities and Shareholders’ Equity	$16,868	$18,358

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands except per share amounts)

	Year Ended October 31,
	2005	2004
Revenues:
Equipment and supply sales	$20,941	$17,584
Service revenue	2,833	3,104
	23,774	20,688
Cost of goods sold:
Cost of equipment and supply sales	11,614	10,457
Cost of service revenue	409	495
	12,023	10,952
Gross margin	11,751	9,736

Operating expenses:
Selling and marketing	7,192	6,131
General and administrative	2,402	2,399
Research and development	2,061	1,672
Amortization of intangibles	811	951
	12,466	11,153
Operating loss	(715)	(1,417)
Other income:
Interest income	34	18
Loss before taxes	(681)	(1,399)
Provision for taxes	9	—
Loss from continuing operations	(690)	(1,399)
Loss from discontinued operations, net of $0 taxes	(229)	(901)
Net loss	$(919)	$(2,300)

Net loss per share - basic and diluted
Continuing operations	$(0.19)	$(0.39)
Discontinued operations	(0.06)	(0.25)
Net loss	$(0.25)	$(0.64)
Weighted average common shares outstanding
Basic and diluted	3,606	3,598

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended October 31,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(919)	$(2,300)
Loss from discontinued operations	229	901
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	415	572
Amortization	811	951
Stock-based compensation	6	—
Deferred income taxes	9	—
Changes in operating assets and liabilities:
Accounts receivable	57	(728)
Inventories	(508)	(173)
Prepaid expenses and other current assets	14	(32)
Accounts payable	(342)	499
Employee compensation	234	(105)
Deferred income	91	3
Warranty reserve	20	22
Accrued expenses	(28)	(77)
Net cash provided by (used in) continuing operations	89	(467)
Cash restricted for discontinued operations	(400)	—
Cash used in discontinued operations	(804)	(501)
Net cash used in operating activities	(1,115)	(968)

Cash Flows From Investing Activities:
Purchase of property and equipment	(217)	(240)
Net cash used in investing activities	(217)	(240)

Cash Flows From Financing Activities:
Proceeds from stock transactions	14	10
Net cash provided by financing activities	14	10

Net decrease in cash and cash equivalents	(1,318)	(1,198)
Cash and cash equivalents at beginning of year	2,390	3,588
Cash and cash equivalents at end of year	$1,072	$2,390

Cash paid for interest	$—	$—
Cash paid for taxes	$13	$20

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common stock		Additional
	Number		paid-in	Deferred	Accumulated
	of shares	Par value	capital	Compensation	deficit	Total

Balances at October 31, 2003	3,595	$359	$17,547	$—	$(2,784)	$15,122

Employee stock purchase plan	7	1	9		—	10
Net loss	—	—	—		(2,300)	(2,300)

Balances at October 31, 2004	3,602	360	17,556	—	(5,084)	12,832

Employee stock purchase plan	7	1	13	—	—	14
Deferred compensation for variable stock options	—	—	20	(20)	—	—
Amortization of deferred compensation	—	—	—	6	—	6
Net loss	—	—	—	—	(919)	(919)

Balances at October 31, 2005	3,609	$361	$17,589	$(14)	$(6,003)	$11,933

See accompanying notes to consolidated financial statements.

Angeion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2005 and 2004

(1)           Description of Business

The consolidated financial statements include the accounts of Angeion Corporation and its wholly owned subsidiary, Medical Graphics Corporation.  All inter-company transactions and balances have been eliminated in consolidation.

Angeion Corporation (the “Company”) develops, manufactures and markets noninvasive cardio-respiratory diagnostic systems used in the management and improvement of cardio-respiratory health.  The Company also markets a line of health and fitness products, many of which are derived from Medical Graphics’ technologies.  These products, marketed under the New Leaf Health and Fitness Brand, help consumers effectively manage their weight and improve their fitness.  Revenues consist of product sales and service revenues.  Product sales reflect sales of Medical Graphics’ non-invasive cardiorespiratory diagnostic systems, New Leaf health and fitness products and aftermarket sales of peripherals and supplies.  Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

In the past, Angeion Corporation developed, manufactured and distributed products for the treatment of cardiac arrhythmia patients.  In March 2000, the Company’s board of directors decided to discontinue that historical business.  See Note 13, “Discontinued Operations and Related Litigation.”

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

Cash and Cash Equivalents

Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase.  At October 31, 2005, cash equivalents consisted of money market funds.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on a first in, first out basis.

Property and Equipment

Property and equipment acquired subsequent to October 31, 2002 are carried at cost.  Upon the adoption of SOP 90-7, the basis for property and equipment at October 31, 2002 was adjusted to reflect fair values of the assets based on an independent appraisal.  Equipment, computers and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets that range from three to eight years.  Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term, or the estimated useful life of the asset.  Expenditures for repairs and maintenance are charged to expense as incurred.

Intangible Assets

Definite lived intangible assets consist of developed technology that is amortized on a straight-line basis over 3, 7 and 10 years.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years.  In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 for service contract revenue.  Revenue from installation and training services provided to domestic customers is deferred until the service has been performed.  The amount of deferred installation and training revenue was $248,000 and $206,000 at October 31, 2005 and 2004, respectively.

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

Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average shares outstanding during the reporting period.  Diluted loss per share is computed similarly to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options or warrants, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.  As a result of the net losses, there were no dilutive common shares outstanding for the years ended October 31, 2005 and 2004.

The Company had warrants outstanding at October 31, 2005 and 2004 to purchase 179,481 and 179,537 shares, respectively, of its common stock that were considered antidilutive and therefore not considered to have been exercised.  The Company also had options outstanding at October 31, 2005 and 2004 to purchase 697,800 and 482,800 shares, respectively, of its common stock that were considered antidilutive and therefore not considered exercised.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable.  Cash in excess of current operating needs is invested in accordance with the Company’s investment policy that emphasizes principal preservation.

Stock-Based Compensation

The Company applies the intrinsic-value method prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for the issuance of stock incentives to employees and directors.  Accordingly, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the consolidated financial statements.  In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company is required to present pro forma information reflecting compensation cost for such issuances.  Had the Company determined compensation costs based on the fair value at the date of grant for options granted, the Company’s net loss would have been increased to the pro forma amounts indicated in the following table:

(In thousands, except per share amounts)	Year Ended October 31, 2005	Year Ended October 31, 2004
Net loss:
As reported	$(919)	$(2,300)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	6	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(583)	(282)
Pro forma	$(1,496)	$(2,582)
Net loss per share - basic and diluted
As reported	$(0.25)	$(0.64)
Pro forma	$(0.41)	$(0.72)

The estimated per share weighted-average fair value of all stock options granted during the years ended October 31, 2005 and 2004 was $2.32 and $0.85, respectively, as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the respective periods:

	Year Ended October 31, 2005	Year Ended October 31, 2004
Risk-free interest rate	4.54%	3.84%
Expected volatility factor	126.04%	75.26
Expected dividend	—	—
Expected option term	7 years	7 years

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

Because the vesting for these grants is dependent on achieving these common stock price milestones, the Company has accounted for these option grants using variable accounting in accordance with APB No. 25.  Accordingly, the Company estimates the value of variable option grants at each balance sheet date and records the changes in intrinsic value as deferred compensation.  Although no options vest until October 1, 2009 or if the Company’s stock trades at $4.00 per share for 20 of 30 consecutive days, and then only 15% would vest, these outstanding options are nevertheless deemed to have intrinsic value because the closing price of the Company’s stock at October 31, 2005 was $2.26 per share.  Stock based compensation expense associated with these variable options for the year ended October 31, 2005 was $6,000.  This amount is equal to the intrinsic value of the options at October 31, 2005 pro-rated from their grant date and the time-based vesting date of October 1, 2009.  As of October 31, 2005, the Company has recorded deferred compensation of $14,000 relating to these variable stock options.

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

Goodwill

Goodwill represents the excess of cost over the net of all assets and liabilities that were recorded at their respective fair values as the Company emerged from bankruptcy on October 31, 2002.  The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to test for goodwill impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Goodwill is not amortized.

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

New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) which clarifies the types of costs that should be expensed rather than capitalized as inventory.  This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its fiscal 2006.  The Company believes the adoption of this statement will not have a material impact on its consolidated financial position or results of operations.

The FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based

Compensation” and supersedes APB No. 25 and its related implementation guidance.  The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The Company will adopt the standard for fiscal 2007.  While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in “Stock Based Compensation” above.  The ultimate amount of increased compensation expense will depend on the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.  We have yet to determine the impact, if any, of SFAS No. 123R on the Company’s consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (SFAS No. 154) a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements of accounting for and reporting a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

Reclassifications

Certain amounts in the Company’s consolidated financial statements as of October 31, 2004 have been reclassified to conform to the 2005 presentation.  These reclassifications had no effect on net loss or shareholders’ equity.

(3)           Inventories

Inventories consisted of the following at October 31, 2005 and 2004:

(In thousands)	2005	2004
Raw materials	$1,304	$875
Work-in process	186	164
Finished goods	1,965	1,908
	$3,455	$2,947

(4)           Property and Equipment

Property and equipment consisted of the following at October 31, 2005 and 2004:

(In thousands)	2005	2004
Furniture and fixtures	$1,315	$1,276
Equipment	821	643
Leasehold improvements	497	497
	2,633	2,416
Less: accumulated depreciation	(1,598)	(1,183)
	$1,035	$1,233

(5)           Intangible Assets

Intangible assets consisted of the following at October 31, 2005 and 2004:

(In thousands)	2005	2004
Intangible assets:
Developed technology	$6,900	$6,900
Trade name (unamortized)	1,000	1,000
	7,900	7,900

Amortization - developed technology	(2,402)	(1,591)
	$5,498	$6,309

Amortization expense was $811,000 and $951,000 for the years ended October 31, 2005 and 2004, respectively.

The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years.  Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of October 31, 2005 is as follows:

(In thousands)	Amortization
2006	$812
2007	779
2008	779
2009	778
2010	450
Thereafter	900
$4,498

(6)           Warranty Reserve

Sales of the Company’s equipment are subject to a warranty.  Equipment warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty provisions and claims for the years ended October 31, 2005 and 2004 were as follows:

(In thousands)	2005	2004
Balance, beginning of year	$155	$133
Warranty provisions	300	259
Warranty claims	(280)	(237)
Balance, end of year	$175	$155

(7)           Shareholders’ Equity

Common Stock and Warrants

There were 3,609,325 shares of the Company’s common stock outstanding at October 31, 2005.  Under the Reorganization Plan, the Company issued 179,537 warrants to purchase additional common stock.  The warrants expire on October 31, 2007 and are subject to redemption by the Company under certain circumstances.  The exercise price of the warrants is $7.79 per share.  Shareholders exercised 56 warrants during the months of November and December 2004.  At October 31, 2005 and 2004, there were 179,481 and 179,537 warrants outstanding, respectively.

Stock Options

The Reorganization Plan authorized the Angeion Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”).  As of October 31, 2005, the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options under the 2002 Stock Option Plan and 102,200 shares were available for future grants.  The Company has no outstanding stock options outside of the 2002 Stock Option Plan.

The 2002 Stock Option Plan provides that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than 100% of the fair market value of the stock at date of grant.  All options expire no later than ten years from date of grant and are subject to various vesting schedules.  A summary of the status of the Company’s 2002 Stock Option Plan as of October 31, 2005 and 2004 and the changes during the years ended on those dates is presented below:

		Weighted
		Average
	Shares	Price
Outstanding at October 31, 2003	373,800	$5.79
Granted	109,000	5.77
Exercised	—	—
Expired or canceled	—	—

Outstanding at October 31, 2004	482,800	5.78
Granted	215,000	2.53
Exercised	—	—
Expired or canceled	—	—

Outstanding at October 31, 2005	697,800	$4.78

The following table summarizes information concerning stock options outstanding as of October 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Subject to Exercise	Weighted Average Exercise Price

$2.00	120,000	7.14	$2.00	42,000	$2.00

2.53	215,000	9.88	2.53	215,000	2.53

6.23	176,000	7.49	6.23	176,000	6.23

7.79	186,800	7.11	7.79	186,800	7.79

Total	697,800	8.06	4.78	619,800	5.13

(8)           Leases

The Company leases office and manufacturing space, and various office accessories.  The building lease for the Company’s present office and manufacturing space expires in June 2009.  Total lease expenses, including the building, were $365,000 and $323,000 for the years ended October 31, 2005 and 2004, respectively.  Future minimum lease payments under operating leases in effect at October 31, 2005 are as follows:

Year ended October 31, (In thousands)	Amount
2006	$370
2007	381
2008	369
2009	265
2010	9
$1,394

(9)           Income Taxes

The provision for income taxes consists of the following for the years ended October 31, 2005 and 2004:

(In thousands)	2005	2004
Current	$—	$—
Deferred	9	—
Total	$9	$—

The Company has a federal net operating loss carry forward at October 31, 2005 of approximately $130,621,000, which is available to reduce income taxes payable in future years.  If not used, this carry forward will expire in years 2006 through 2025.  Approximately $72,500,000 of this carry forward will expire over the next five years.  In addition, the Company has a general business tax credit carry forward of approximately $989,000, which is available to reduce future Federal income taxes, if any.  If not used, these carry forwards will expire in years 2006 through 2014.  Approximately $515,000 of the general business tax carry forward will expire over the next five years.  The Company also has $90,000 of alternative minimum tax credit carry forwards that do not have expiration dates.  Under the Tax Reform Act of 1986, the utilization of these tax loss and tax credit carry forwards may be limited as a result of significant changes in ownership.

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

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law by the President.  Among other provisions, the Act provides a new deduction for domestic manufacturing activity.  The Company will not benefit from this deduction until all domestic net operating losses have been utilized.  In addition, the Act contains other benefits which are not expected to have a significant impact on the Company.

The actual tax expense attributable to income from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the net loss as follows:

	Year Ended October 31, 2005	Year Ended October 31, 2004
Federal statutory rate	34.0%	34.0%
Change in Federal valuation allowance	(30.0)	(28.3)
Miscellaneous (including state taxes)	(5.3)	(5.7)
Effective income taxes	(1.3)%	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

(In thousands)	October 31, 2005	October 31, 2004
Deferred tax assets:
Net operating loss carry-forwards	$49,022	$51,142
General business tax credits	1,079	1,114
Other	403	389
Valuation allowance	(49,188)	(51,161)
Total deferred tax assets	1,316	1,484
Deferred tax liabilities:
Intangible assets	(1,516)	(1,592)
Fixed assets	(137)	(220)
Total deferred tax liabilities	(1,653)	(1,812)
Net deferred income tax asset (liability)	$(337)	$(328)

The valuation allowance for deferred tax assets as of October 31, 2005 and 2004 was $49,188,000 and $51,161,000, respectively.  The total valuation allowance decreased $1,973,000 for the year ended October 31, 2005 and increased $1,206,000 for the year ended October 31, 2004.  In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  The deferred tax liability that is being recognized relates to indefinite lived intangible assets that are being amortized for tax purposes.

There is approximately $2,258,000 in tax deductions that resulted from the exercise of stock options included as part of the Company’s net operating loss carry forwards.  When these loss carry forwards are realized, the corresponding changes in the valuation allowance will be recorded as additional paid-in-capital.

(10)         Employee Benefit Plans

401(k) Savings Plan

Substantially all employees are eligible to participate in the 401(k) Savings Plan (“Savings Plan”).  Employees may make pre-tax voluntary contributions to their individual accounts up to a maximum of 50% of their aggregate compensation, but not more than currently allowable Internal Revenue Service limitations.  The Savings Plan permits matching and discretionary employer contributions.  The Company matches 25% of the first 4% of an employee’s annual compensation.  Company contributions to the Savings Plan were $63,000 and $53,000 for the years ended October 31, 2005 and 2004, respectively.  Employee participants in the Savings Plan may allocate their account balances among 21 different funds available through the Custodian.

Employee Stock Purchase Plan

On May 14, 2003, shareholders of the Company adopted the Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) and authorized the issuance of 100,000 shares under the Plan.  As of October 31, 2005, there were 85,184 shares available for future issuance.  The Stock Plan is available to all employees subject to certain eligibility requirements.  Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period.  The Company issued 7,752 and 7,084 shares under the Stock Plan during the years ended October 31, 2005 and 2004, respectively.

(11)         Reporting Comprehensive Income

The Company’s net loss and comprehensive loss are equivalent and therefore are not presented separately.

(12)         Segment Reporting

The Company operates in a single industry segment, medical products.  For management purposes, the Company is segmented into two geographic areas.  Net sales for these areas are shown in the following table.

(In thousands)	Year Ended October 31, 2005	Year Ended October 31, 2004
Revenues from unaffiliated customers
United States	$19,851	$17,136
Foreign countries	3,923	3,552
	$23,774	$20,688

Substantially all of the Company’s long-lived assets are located at the Company’s facilities in the United States.

(13)         Discontinued Operations and Related Litigation

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

(In thousands)	Year Ended October 31, 2005	Year Ended October 31, 2004
Revenues	$—	$—

Loss from discontinued operations	$(229)	$(901)

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

Impairment of ICD Patents

All intangible asset fair values were determined at October 31, 2002 by an independent third-party appraiser under SOP 90-7.  See Note 2, “Summary of Significant Accounting Policies, Basis of Presentation.”  A portion of intangible assets was related to the value of patents associated with the Company’s business of manufacturing and selling ICDs, which was discontinued in 2000.

During the period from 1999 through September 2002, the Company licensed the ICD patents realizing $53 million in cash and stock-based proceeds.  Subsequent to these transactions, an independent appraiser determined that the fair value of the ICD patents was $450,000 at October 31, 2002.  The most significant piece of information available to the independent appraiser at the time was the recent historical licensing revenue associated with the ICD patents.

Although the Company had continued to explore the sale or licensing of the ICD patents, it determined that the ICD patents had become impaired as of October 31, 2004 because the Company did not have an identifiable source of revenue or a bona fide agreement to provide a source of revenue for those patents to support their value.  Accordingly, the Company recorded a patent impairment charge of $243,000 within discontinued operations for the year ended October 31, 2004.

Medmarc Insurance Recovery

The Company evaluated its claim for potential recovery from product liability insurance separately from its evaluation of the liability for possible losses associated with the claim.  As a result of that evaluation, the Company has recorded a receivable for an estimated amount recoverable from product liability insurance, including insurance coverage for recalls, that the Company carried for the ICD products.

On September 13, 2004, the basic insurer, Medmarc Casualty Insurance Company, advised the Company that Medmarc was denying insurance coverage to the Company for the claim by ELA Medical.

In addition, on September 13, 2004, Medmarc commenced a declaratory judgment action against the Company and ELA Medical in United States District Court for the District of Minnesota seeking a declaratory judgment that Medmarc’s interpretation of the policy is correct.  In the lawsuit, ELA Medical filed a cross-claim against the Company for the costs and expenses it incurred in connection with the recall in the equivalent amount of $1.7 million.  By June 30, 2005, the amount claimed by ELA Medical had increased to over $2.0 million.

The Company denied liability to ELA Medical and counterclaimed against Medmarc and is seeking a declaratory judgment that Medmarc is liable (i) to the Company for any amount that it is required to pay to ELA Medical, and (ii) for any fees and expenses that the Company has incurred in connection with defense of the cross-claim by ELA Medical and the declaratory action by Medmarc.

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

3.     When the insurance policy was originally purchased, and in response to the Company’s specific request for product recall expense coverage, Medmarc amended its standard insurance policy by adding unique endorsements that were drafted by Medmarc to provide “Coverage for Product Recall-Related Medical Expenses.”  This was done primarily through two endorsements that together greatly expanded the ordinary definition of “bodily injury” to include, among other things, “the cost of reasonable and necessary medical expenses attributable to the withdrawal of the ICDs, including any physical examinations and surgical expenses.”

4.     Most of Medmarc’s arguments simply ignore the recall-related expense coverage endorsements that were drafted by Medmarc.

5.     On August 25, 2005, the Court determined that Medmarc had a duty to defend the Company and that Medmarc had breached that duty.

In September 2004, over one year after being served notice of the claim, Medmarc advised the Company that it was denying coverage and commenced a court action against the Company seeking a declaratory judgment that Medmarc’s interpretation of the policy was correct.  Subsequent to this action, the Company worked closely with outside legal counsel to determine the probability and estimated amount of recoverability of insurance from Medmarc now that the recovery was subject to litigation.  This included consultation with attorneys that practice in the areas of insurance contractual matters and related litigation.  Based on these consultations and the analysis described above, the Company continues to believe that it is probable that a recovery will occur against the insurer.

The Company determined the amount to recognize as recoverable by analyzing the range of probable recoveries that included (i) the claim, (ii) the self-insured retention obligation under the policy and (iii) legal fees.  The Company considered each element separately and determined the minimum amount of the range for each element.  On June 30, 2005, the Company settled the $2.0 million ICD claim with ELA Medical for $1.4 million.  During the fourth quarter of 2005, the Company entered into an agreement with its outside counsel under which its future legal fees with respect to the Medmarc litigation are significantly limited.  Effective July 1, 2005, the Company’s outside counsel will provide all professional legal services regarding the Medmarc litigation contingent upon recovery from Medmarc.

Even though the Company will forego a portion of its claim against Medmarc in return for the contingent fee agreement with its outside counsel, the Company continues to believe that the $700,000 currently recorded as current assets of discontinued operations is probable of recovery.  As of October 31, 2005, the entire $700,000 balance of current assets of discontinued operations represents elements related to the claim for recovery from product liability insurance.

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

The Company intends to vigorously pursue its available defenses against Medmarc and asserts that Medmarc is required to provide the Company insurance coverage with respect to these matters.  The ultimate amount recoverable from Medmarc is subject to future development, including negotiations between the parties and other legal proceedings.

The Company determined that there were no changes in facts or circumstances that would require adjustment to the current assets of discontinued operations as of October 31, 2005.

ELA Medical Settlements and Discontinued Operations Charges

On June 30, 2005, the Company entered into settlement agreements with ELA Medical, Inc. and ELA Medical S.A.S. (together “ELA”) that ended the legal dispute and cross claim by ELA against the Company and resolved all the issues between the Company and ELA related to recall of the ICDs and reimbursement of expenses incurred by ELA.  Under the terms of a settlement agreement and release regarding LYRA ICDs, ELA agreed to settle its $2.0 million cross claim against the Company in return for an Offer of Judgment on the cross claim in favor of ELA and against the Company in the amount of $1.4 million.  In full satisfaction of the Judgment, the Company agreed to pay ELA the $1.4 million Judgment amount as follows:

1.     The Company paid ELA $400,000 on June 30, 2005.

2.     The Company executed a $400,000 promissory note in favor of ELA that is secured by an irrevocable letter of credit.  Terms of the promissory note include equal payments of $200,000 due on December 31, 2005 and June 30, 2006.

3.     The Company assigned to ELA certain of the Company’s ICD patents that ELA and the Company agreed had a fair market value of at least $600,000.  The Company agreed to transfer to ELA intellectual property exclusively related to the Company’s discontinued ICD products, including patents and related technology.

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

The Company was required to collateralize the irrevocable bank letter of credit with $400,000 of cash that is classified as cash restricted for discontinued operations at October 31, 2005.  Expenses associated with both the $1.4 million settlement agreement and the $40,000 settlement agreement with ELA Medical were previously recognized by the Company within discontinued operations.  The Company’s assignment of the ICD patents under the $1.4 million agreement had no current impact on discontinued operations because these patents had been previously written off during the year ended October 31, 2004.

During the second and fourth quarters of 2005, the Company increased the current liabilities of discontinued operations by $191,000 and $38,000, respectively.  These increases were necessary to record additional legal fees, consulting and expert testimony fees and to reflect the cost of extending insurance coverage on ICD claims to July 11, 2006.  The current liability of discontinued operations is $517,000 at October 31, 2005 and now includes the aforementioned expenses as well as the remaining $400,000 due to ELA under the promissory note.

(14)         Royalty Commitments

In June of 1984, the Company entered into a Technology Transfer Agreement with a third party under which the Company obtained all rights to use concepts, ideas, designs and know-how related to a software expert system platform which interprets pulmonary function test data.  In return for this technology transfer, the Company agreed to pay $100 for each unit it sells that utilizes this technology.  The Company incurred $28,000 and $23,000 in royalty expenses for the years ended October 31, 2005 and 2004 respectively, related to this commitment.

In March 2000, the Company agreed to pay royalties to AeroSport, Inc. for net sales of products covered by AeroSport’s patented technology.  The royalties are to be 5% of net sales subject to a minimum royalty of $100,000 per calendar year until December 31, 2006.  The aggregate amount of royalties is limited to $850,000 with a minimum of $700,000.  The Company incurred $100,000 in royalty expenses for both of the years ended October 31, 2005 and 2004 related to this commitment.

The Company has an agreement with a third party engaged in the business of developing and delivering risk assessment and lifestyle management materials and services to patients for improved cardio-vascular health, under which it obtained a perpetual license to use certain intellectual property as part of a custom developed private label product that is a web enabled self-help lifestyle management program.  The Company agreed to make royalty payments of 15% on all amounts received for the program with a $5.00 per participant minimum applicable to each consumer.  The Company began marketing this new product during fiscal 2003 under the New Leaf brand and makes it available to all New Leaf Personal Exercise System delivery sites.  The Company incurred $800 and $2,500 in royalty expenses for the years ended October 31, 2005 and 2004, respectively, related to this commitment.

On September 10, 2003, the Company entered into a Technology License Agreement with a third party, under which the Company obtained a license related to the design and manufacture of talking heart rate monitors.  In return for the license, the Company made a nonrefundable payment of $100,000 and further agreed to pay royalties ranging from $4.00 to $10.00 for each unit sold.  The royalties for certain units are limited to the greater of $5.00 for each unit sold within three years or $50,000.  Royalties covering the remaining units are limited to $2,000,000 at which time the license will be deemed fully paid up.  The Company did not incur royalty expenses for the year ended October 31, 2005 but did incur $5,400 in royalty expenses for the year ended October 31, 2004 related to this commitment.

(15)         Litigation

The Company is also subject to certain claims and lawsuits that have been filed in the ordinary course of business.  From time to time, the Company initiates lawsuits against others to enforce patents or to seek collection of debts in the ordinary course of business.  Apart from the litigation discussed in Note 13, “Discontinued Operations and Related Litigation,” it is management’s opinion that the settlement of all litigation arising in the ordinary course of business would not have a material effect on the financial position, results of operations or liquidity of the Company.

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

(b) Changes in Internal Controls.

There have been no significant changes in internal control over financial reporting that occurred during the fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART III

Item 9.  Directors and Executive Officers of the Registrant.

Information about Directors

The following table sets forth certain information regarding the Company’s directors as of January 6, 2006.

Name of Director	Age	Principal Occupation	Director Since

Arnold A. Angeloni	63	CEO and President of Northcott Hospitality International	1990

Dr. K. James Ehlen	61	Chief Executive Officer of Intrepid USA Healthcare	2005

John C. Penn	66	Chairman and Chief Executive Officer of Intek Plastics, Inc.	2000

Rodney A. Young	50	President and Chief Executive Officer of the Company	2004

Other Information about Directors

Arnold A. Angeloni is Chairman of Angeion Corporation and has served since July 2004 as the CEO and President of Northcott Hospitality International, a rapidly growing company in the hospitality industry and franchisor of the AmericInn® lodging system.  Previously, he was President of Gateway Alliance LLC, an integrated business incubator for identifying, creating, and providing operational support for start-up ventures.  From 1961 to 1995, Mr. Angeloni was employed by Deluxe Corporation, a provider of check products and services to the financial payments industry, in various administrative, marketing, and operations positions, including President of the Check Printing and Business Systems Divisions.

Dr. K. James Ehlen is currently Chief Executive Officer of Intrepid USA Healthcare, a Minnesota -based home health care provider.  Dr. Ehlen also serves as Chair of Halleland Health Consulting Group, a Minneapolis-based health consulting firm focusing on health and wellness, improving governance in health care organizations, and assisting early stage organizations to move forward successfully.  From February 2001 to February 2003, Dr. Ehlen served as Chief, Clinical Leadership for Humana Inc., a national managed care organization.  He was Executive Leader of Health Care Practice for Halleland Health Consulting Group from May 2000 to February 2001 and was a self-employed health care consultant from June 1999 to May 2000.  Beginning in 1988, Dr. Ehlen served in a series of executive roles beginning with CEO of Medica Health Plans through March of 1994.  He then became founder and co-CEO of Allina Health System in 1994 and served through June 1999.  He is currently serving on the board of several organizations including GelStat, Inc., Cardtronic Technology, Inc., Transoma Medical, and Health Fitness Corporation.  He is a long-standing member of the American College of Physician Executives.

John C. Penn served as Chairman and CEO of Intek Plastics, Inc., a privately owned plastic extruder located in Hastings, Minnesota from March 2003 until January 2006 when he began serving only as Chairman.  Mr. Penn also served as Vice Chairman and Chief Executive Officer of the Satellite Companies from 1998 to March 2003.  From 1990 to 1997, Mr. Penn was the President and Chief Executive Officer of Centers for Diagnostic Imaging.  Previously, he served in a senior management capacity in various manufacturing companies.  Mr. Penn serves and has served on the Board of Directors of several private and public corporations.  He also served as a director of Medical Graphics from December 1996 to December 1999.

Rodney A. Young has over 25-years in the medical device, manufacturing and pharmaceutical fields.  Prior to joining Angeion Corporation as Executive Vice President in July 2004, Mr. Young had served as a consultant.  Prior to consulting, Mr. Young was a director, Chief Executive Officer and President of LecTec Corporation from August 1996 until July 2003 and Chairman of LecTec from November 1996 until July 2003.  Prior to his employment at LecTec, Mr. Young served Baxter International, Inc. for five years in various management roles, most recently as Vice President and General Manager of the Specialized Distribution Division.  Mr. Young previously held a variety of sales and marketing positions at 3M Company and Upjohn.  Mr. Young also serves as a director of Possis Medical, Inc., Delta Dental Plan of Minnesota and Health Fitness Corporation.  Mr. Young was appointed as a director, President and Chief Executive Officer of the Company effective November 1, 2004.

In addition to the directors listed above, Jeffrey T. Schmitz also served as a director of the Company from October 25, 2002, the effective date of the Plan of Reorganization, until January 5, 2006 when he resigned as a director.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is biographical and other information on the executive officers of the Company.  Mr. Young’s biographical information is set forth above under “Information about Directors.”

Name of officer	Age	Title

Rodney A. Young	50	President and Chief Executive Officer

Dale H. Johnson	61	Chief Financial Officer

Dale H. Johnson, CPA (inactive) was appointed Chief Financial Officer in January 2000.  Prior to joining the Company, Mr. Johnson served as the Chief Financial Officer of Medical Graphics from March 1997 to December 1999.  From 1995 to 1997, Mr. Johnson served as a consultant to various companies in financial distress.  From 1994 to 1995, he served as Chief Financial Officer to Larson Companies, a privately owned group of heavy truck dealerships.  From 1991 to 1994, he served as Chief Financial Officer to National Marrow Donor Program.  From 1971 to 1986, he served as Chief Financial Officer for the Pepsi subsidiary of MEI Corporation.  In 1986, PepsiCo, Inc. acquired MEI Corporation and thereafter Mr. Johnson served as Area Chief Financial Officer to PepsiCo, Inc.  During the previous five years, he worked as an accountant with Arthur Andersen & Co. and served as a finance officer in the United States Army.  Mr. Johnson holds a B.A. in Economics and Accounting from St. John’s University and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended October 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Young was late in filing his Statement of Changes in Beneficial Ownership on Form 4 to report the purchase of common stock on March 22, 2005.

Item 10.  Executive Compensation.

Summary of Cash and Certain Other Compensation.  The following table sets forth the cash and non-cash compensation for the years ended October 31, 2005, 2004 and 2003 earned by, or awarded to Mr. Young who served as the Chief Executive Officer of the Company and the only other executive officer of the Company whose total cash compensation exceeds $100,000 (“Named Executive Officers”) in 2005.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Period/ Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award ($)	Securities Underlying Options (#)	All Other Compensation (1)

Rodney A. Young(2)	2005	$236,154	$34,000	$—	$—	50,000	$7,200
President and	2004	69,885	20,849	—	—	81,000	2,188
Chief Executive Officer

Dale H. Johnson	2005	133,163	9,555	—	—	10,000	—
Chief Financial	2004	127,498	18,653	—	—	—	—
Officer	2003	122,269	38,177	—	—	27,800	—

(1)           Other compensation amounts represent an automobile allowance paid by the Company.

(2)           Mr. Young was appointed as a director, President and CEO of the Company effective November 1, 2004.  He served as Executive Vice President from July 6, 2004 to October 31, 2004.

Grants of Stock Options

The Company adopted the Angeion Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”) on October 25, 2002, the effective date of the Plan of Reorganization.  During the year ended October 31, 2005, the Company granted 130,000 options to purchase the Company’s stock to employees and 85,000 options to directors, or in one case the director’s employer.  The following table provides information concerning grants of options to purchase the Company’s common stock made during the year ended October 31, 2005 to the Named Executive Officers.

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% Of Total Options Granted to Employees in 2005	Exercise Price Per Share ($/share)	Expiration Date

Rodney A. Young	50,000	38.5	2.53	9/14/2015

Dale H. Johnson	10,000	7.7	2.53	9/14/2015

Exercises of Stock Options and Year-End Option Values

The following table provides information concerning option exercises during 2005 and the value of exercisable and unexercisable options held by Named Executive Officers as of October 31, 2005.  The value of unexercised in-the-money options is based on the closing price of Angeion common stock on October 31, 2005 of $2.26 per share, minus the exercise price, multiplied by the number of shares issuable upon exercise of the options.

	Shares acquired	Value	Number of Securities Underlying Unexercised Options at October 31, 2005 (#)		Value of Unexercised In- the-money Options at October 31, 2005 ($)
Name	on exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Rodney A. Young	—	—	107,000	24,000	—	$6,240

Dale H. Johnson	—	—	30,300	7,500	—	1,950

Compensation of Directors

In September 2005, the Board of Directors adopted a new policy for cash and equity compensation to be paid to members of the Board of Directors and committees of the Board of Directors effective as of September 15, 2005.  This new compensation policy is in line with compensation paid to directors of comparable companies, recognizes the workload and responsibilities of the board and committee members and will enable Angeion to attract qualified directors when needed.  The new board compensation plan is detailed as follows:

(1)           Each non-employee director will receive a quarterly retainer of $3,000 and $1,000 for each meeting attended in person or telephonically.

(2)           Each non-employee member of each standing committee will receive an additional fee of $500 for each meeting attended in person or telephonically.

(3)           Each non-employee director will receive an annual stock option grant for 15,000 shares.

(4)           Upon appointment, each new non-employee director will receive a one-time stock option grant for 10,000 shares.

Employment Agreements

In June 2004, the Company entered into a written employment agreement with Rodney A. Young under which Mr. Young agreed to serve as Executive Vice President of the Company effective July 6, 2004.  Mr. Young also agreed to be appointed President and Chief Executive Officer beginning November 1, 2004.  In exchange for his service, Mr. Young receives an annual salary of $250,000, and is entitled to earn a cash bonus of up to 35% of his annual salary and an over-achievement bonus of up to an additional 15% based upon achievement of certain objectives in a bonus plan established by the Board of Directors.  In addition, Mr. Young was entitled to a one-third pro rata payment under the Angeion three-year long term incentive plan if payouts were earned under the plan in the three-year period ended October 31, 2005.  There were no payouts earned under the Angeion three-year long term incentive plan.  Mr. Young was also elected as a member of the Board of Directors on November 1, 2004 and receives no additional compensation for this service.  The agreement will terminate upon 60 days written notice by either party, upon notice by the Company of termination “for cause” or upon the event of Mr. Young’s death or disability.  The agreement also contains a non-compete provision for one year after the termination of Mr. Young’s employment.

Each of Mr. Young and Mr. Johnson also has rights under respective change in control agreements with the Company.  Under each agreement, if the officer’s employment is terminated during a period of twenty-four months following a Change in Control of the Company (i) by the Company other than for Cause or death, or (ii) by the officer for Good Reason (as these terms are defined in the agreements), then the officer will be entitled to a lump sum payment equal to the yearly cash compensation paid to him in the year prior to termination, health insurance coverage and out placement assistance.  If the officer’s employment is terminated prior to the Change of Control, the officer also will be entitled to Change of Control benefits if the termination was a condition of the Change of Control or was at the request or insistence of a person related to the Change of Control.  If such a termination had occurred in fiscal 2005, the amount payable to Mr. Young pursuant to his agreement would have been approximately $270,000 and the amount payable to Mr. Johnson would have been approximately $152,000.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has an Audit Committee (“Committee”) comprised of John C. Penn (Chair), Arnold A. Angeloni and Dr. K. James Ehlen.  The Committee operates under an Audit Committee Charter as amended March 27, 2002.  Each member of the Committee is an independent director as defined by the Nasdaq Small Cap Market listing standards.  The Company’s Board of Directors has reviewed the education, experience and other qualifications of each member of its Audit Committee.  After review, the Board of Directors has determined that Mr. Penn meets the Securities and Exchange Commission definition of an “audit committee financial expert.”

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics Policy that applies to all directors and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Ethics and Business Conduct is available on the Company’s web site, www.angeion.com, or may be obtained upon request from the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of December 14, 2005 concerning the beneficial ownership of the common stock of the Company by (i) the only shareholders known by the Company to own more than five percent of the common stock of the Company, (ii) each director of the Company, (iii) each officer listed in the Summary Compensation Table (“Named Executive Officers”) and each current executive officer, and (iv) all executive officers and directors of the Company as a group.

Name of Beneficial Owner	Shares of Common Stock (1)	Shares Acquirable within 60 days	Total	Percentage

Deephaven Capital Management, LLC (2) 130 Cheshire Lane Minnetonka, MN 55305	816,307	39,000	855,307	23.4%

Arnold A. Angeloni	3,817	39,000	42,817	1.2

Dr. K. James Ehlen	—	10,000	10,000	*

Dale H. Johnson	7,000	30,300	37,300	1.0

John C. Penn	1,105	39,000	40,105	1.1

Rodney A. Young	5,000	107,000	112,000	3.0

All executive officers and directors as a group (5 persons)	833,229	264,300	1,097,529	28.3%

(Indicates ownership of less than one percent.)

(1)           Except as noted, all shares beneficially owned by each person as of the record date were owned of record, and each person had sole voting power and sole investment power for all such shares beneficially held.

(2)           Based on a Schedule 13G dated October 10, 2005 and Form 4 dated October 17, 2005, both filed with the SEC.

Item 12.  Certain Relationships and Related Transactions.

None.

Item 13.  Exhibits.

(a) 1. Financial Statements of Registrant

The following financial statements of Angeion Corporation and Subsidiaries are set forth in Item 7 of this Form 10-KSB:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of October 31, 2005 and 2004.

Consolidated Statements of Operations for the years ended October 31, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended October 31, 2005 and 2004.

Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2005 and 2004.

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

10.1         *Angeion Corporation 2002 Stock Option Plan, as amended through July 21, 2005 (incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K (File No. 0-9899) filed on July 27, 2005).

10.2         *Angeion Corporation 2003 Employee Stock Purchase Plan, as amended through May 14, 2003 (incorporated by reference to Exhibit 4.1 contained in the Company’s Registration Statement on Form S-8 (File No. 333-105387) filed on May 19, 2003).

10.4         *Angeion Form of Change in Control Agreement (incorporated by reference to Exhibit 10.3 contained in the Company’s Form 10-QSB for the quarterly period ended January 31, 2005 (File No. 0-9899)).

10.5         Lease dated December 31, 2003 between Vadnais Heights Investment Company, MCH Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10.6 contained in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2004).

10.6         *Employment letter agreement dated June 8, 2004 between Angeion Corporation and Rodney A. Young (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-QSB for the quarterly period ended July 31, 2004 (File
No. 0-9899)).

10.7         *Change in control letter agreement dated July 6, 2004 between Angeion Corporation and Rodney A. Young (incorporated by reference to Exhibit 10.2 contained in the Company’s Form 10-QSB for the quarterly period ended July 31, 2004 (File No. 0-9899)).

22.1         List of Subsidiaries.

23.1         Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.           Certifications pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.           Certifications pursuant to 18 U.S.C. § 1350.

99.1         Press release dated January 9, 2006 reporting Angeion Corporation results of operations for the three months and year ended October 31, 2005.

*              Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Item 14.  Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

KPMG LLP has served the Company as the independent registered public accounting firm for a number of years, including the years ended October 31, 2005 and 2004.  The Company’s Audit Committee has not yet selected a firm to serve as independent registered public accounting firm for fiscal year 2006, but intends to review this matter as part of its audit committee review.  A representative of KPMG LLP is expected to be present at the 2006 Annual Meeting of Shareholders.  The representative will have an opportunity to make a statement if he or she desires to do so, and will be available to respond to appropriate questions.

Audit Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s consolidated financial statements for the years ended October 31, 2005 and 2004, and fees billed for other services rendered by KPMG LLP:

	Year Ended October 31, 2005	Year Ended October 31, 2004
Audit fees	$120,900	$97,000

Audit-related fees	—	7,000

Tax fees	—	34,225

All other fees	—	2,500

	$120,900	$140,725

(1)   Audit fees consist of fees for the annual audit of the Company’s consolidated financial statements, reviews of financial statements included in quarterly reports on Form 10-QSB and fees for services related to the Company’s responses to comment letters received from the Securities and Exchange Commission.

(2)   Audit-related fees consist of fees for audits of the Company’s 401(k) savings plan.

(3)   Tax fees consist of fees for tax consultation and tax compliance services, including assistance regarding federal and state tax compliance.

(4)   All other fees for 2004 consist of fees for services related to the Company’s assessment of net operating loss carry over.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

January 9, 2006
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

Name	Title	Date

President, Chief Executive Officer
/s/ Rodney A. Young	(Principal Executive Officer)	January 9, 2006
Rodney A. Young

/s/ Dale H. Johnson	Chief Financial Officer	January 9, 2006
Dale H. Johnson

/s/ Arnold A. Angeloni	Director	January 9, 2006
Arnold A. Angeloni

/s/ K. James Ehlen, M.D.	Director	January 9, 2006
K. James Ehlen, M.D.

/s/ John C. Penn	Director	January 9, 2006
John C. Penn

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Angeion Corporation:

Under the date of December 15, 2005, we reported on the consolidated balance sheets of Angeion Corporation and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and shareholders’ equity for the years then ended.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 13.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
December 15, 2005

ANGEION CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts

Years Ended October 31, 2005 and 2004

(In Thousands)

Description	Balance at Beginning of Year	Additions	Deletions	Balance at End of Year
Year ended October 31, 2005
Allowance for doubtful accounts	$376	$0	$(166)	$210

Year ended October 31, 2004
Allowance for doubtful accounts	428	24	(76)	376