Form 10QSB
period 2006-01-31
ANGEION CORP/MN
filed 2006-03-06
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2006

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 after distribution of securities under a plan confirmed by a court.

Yes	☒	No	☐

The Company had 3,613,352 shares of common stock, $0.10 par value, outstanding as of March 1, 2006.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2006 and October 31, 2005

(unaudited, in thousands except share and per share data)

	January 31, 2006	October 31, 2005
Assets
Current assets:
Cash and cash equivalents	$1,160	$1,072
Cash restricted for discontinued operations	200	400
Accounts receivable, net of allowance for doubtful accounts of $225 and $210, respectively	4,383	4,100
Inventories	3,846	3,455
Prepaid expenses and other current assets	113	280
Current assets of discontinued operations	696	700
Total current assets	10,398	10,007

Property and equipment, net of accumulated depreciation of $1,661 and $1,598, respectively	1,007	1,035
Intangible assets, net	5,295	5,498
Goodwill	328	328
Total Assets	$17,028	$16,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,359	$1,184
Employee compensation	1,200	1,166
Deferred income	784	871
Warranty reserve	183	175
Other current liabilities and accrued expenses	349	366
Current liabilities of discontinued operations	213	517
Total current liabilities	4,088	4,279

Long-term liabilities:
Long-term deferred income	428	319
Deferred income taxes	338	337
Total long-term liabilities	766	656
Total liabilities	4,854	4,935

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding, 3,613,352 shares in 2006 and 3,609,325 shares in 2005	361	361
Additional paid-in capital	17,752	17,589
Deferred compensation	(112)	(14)
Accumulated deficit	(5,827)	(6,003)
Total shareholders’ equity	12,174	11,933
Total Liabilities and Shareholders’ Equity	$17,028	$16,868

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended January 31,
	2006	2005
Revenues
Equipment and supply sales	$6,247	$4,285
Service revenue	686	745
	6,933	5,030
Cost of goods sold
Cost of equipment and supplies	3,262	2,596
Cost of service revenue	123	101
	3,385	2,697

Gross margin	3,548	2,333

Operating expenses:
Selling and marketing	1,923	1,707
General and administrative	773	664
Research and development	472	478
Amortization of intangibles	203	203
	3,371	3,052

Operating income (loss)	177	(719)

Interest income	9	8

Income (loss) before taxes	186	(711)

Provision for taxes	6	—

Income (loss) from continuing operations	180	(711)
Loss from discontinued operations, net of $0 taxes	(4)	—
Net income (loss)	$176	$(711)

Earnings (loss) per share - basic
Continuing operations	$0.05	$(0.20)
Discontinued operations	$—	$—
Net income (loss)	$0.05	$(0.20)

Earnings (loss) per share - diluted
Continuing operations	$0.05	$(0.20)
Discontinued operations	$—	$—
Net income (loss)	$0.05	$(0.20)

Weighted average common shares outstanding
Basic	3,611	3,603
Diluted	3,635	3,603

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended January 31,
	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$176	$(711)
Loss from discontinued operations	4	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	266	323
Stock-based compensation	56	—
Deferred income taxes	1	—
Changes in operating assets and liabilities:
Accounts receivable	(283)	709
Inventories	(391)	(44)
Prepaid expenses and other current assets	167	90
Accounts payable	175	(415)
Employee compensation	34	6
Deferred income	22	(93)
Warranty reserve	8	2
Other current liabilities and accrued expenses	(17)	76
Net cash provided by (used in) continuing operations	218	(57)
Restricted cash released for discontinued operations	200	—
Cash used in discontinued operations	(304)	(22)
Net cash provided by (used in) operating activities	114	(79)

Cash Flows From Investing Activities:
Purchase of property and equipment	(35)	(49)
Net cash used in investing activities	(35)	(49)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	9	7
Net cash provided by financing activities	9	7

Net increase (decrease) in cash and cash equivalents	88	(121)

Cash and cash equivalents at beginning of period	1,072	2,390

Cash and cash equivalents at end of period	$1,160	$2,269

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006

(Unaudited)

1.             Basis of Presentation

The consolidated balance sheet as of January 31, 2006, the consolidated statements of operations and cash flows for the three months ended January 31, 2006 and 2005, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2005 was derived from the audited consolidated financial statements as of that date. Operating results for the three months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-KSB for the year ended October 31, 2005.

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes items such as net income (loss), certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. For the three months ended January 31, 2006 and 2005, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

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

Certain amounts in the Company’s consolidated financial statements as of October 31, 2005 have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on net income (loss) or shareholders’ equity.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. In accordance with paragraph 4, of the Emerging Issues Task Force abstract 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 for service contract revenue. The amount of deferred service contract revenue was $1,025,000 and $942,000 at January 31, 2006 and October 31, 2005, respectively. Revenue from installation and training services provided to domestic customers is deferred until the service has been performed. The amount of deferred installation and training revenue was $187,000 and $248,000 at January 31, 2006 and October 31, 2005, respectively.

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

3.             New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company adopted this standard as of November 1, 2006. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

The FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) in December 2004. SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25 and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company will adopt the standard for fiscal 2007 using the modified prospective method. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in “Stock Based Compensation” below. The ultimate amount of increased compensation expense will depend on the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. We have yet to determine the impact of SFAS No. 123R on the Company’s consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements of accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the statement. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

4.             Stock Based Compensation

The Company applies the intrinsic-value method prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for the issuance of stock incentives to employees and directors. Accordingly, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the consolidated financial statements. In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company is required to present pro forma information reflecting compensation cost for such issuances. Had the Company determined compensation costs based on the fair value at the date of grant for options granted, the Company’s net income (loss) would have been increased to the pro forma amounts indicated in the following table:

	Three Months Ended January 31,
(In thousands, except for per share amounts)	2006	2005
Net income (loss):
As reported	$176	$(711)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	55	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(21)
Pro forma	$226	$(732)
Net income (loss) per share – basic and diluted
As reported	$0.05	$(0.20)
Pro forma	$0.06	$(0.20)

Variable Stock Option Grants

The Company has granted to its employees 78,000 options with an exercise price of $2.00 that vest at increasing rates as the Company’s common stock trades for increasing prices for 20 of 30 consecutive days. Notwithstanding the performance vesting schedule, these options may be exercised in full beginning October 1, 2009. The options will become exercisable earlier if the Company’s stock trades at the following prices for 20 of 30 consecutive trading days.

Closing Price	Percent of Options Exercisable
$4.00	15%
4.50	40
5.00	60
5.50	80
6.00	100

Because the vesting for these grants is dependent on achieving these common stock price milestones, the Company has accounted for these option grants using variable accounting in accordance with APB No.

25. Accordingly, the Company estimates the value of variable option grants at each balance sheet date and records the changes in intrinsic value as deferred compensation. Although no options vest until October 1, 2009 or until the Company’s stock trades at $4.00 per share for 20 of 30 consecutive days, and then only 15% would vest, these outstanding options are nevertheless deemed to have intrinsic value because the closing price of the Company’s stock at January 31, 2006 was $4.23 per share. Stock based compensation associated with these variable options for the three months ended January 31, 2006 was $56,000. This amount is equal to the intrinsic value of the options at January 31, 2006 pro-rated from their grant date to the time-based vesting date of October 1, 2009. As of January 31, 2006, the Company has recorded deferred compensation of $112,000 relating to these variable stock options.

5.             Inventories

Inventories consisted of the following at January 31, 2006 and October 31, 2005:

(In thousands)	2006	2005
Raw materials	$1,766	$1,304
Work-in-progress	454	186
Finished goods	1,626	1,965
	$3,846	$3,455

6.             Intangible Assets

Intangible assets consisted of the following at January 31, 2006 and October 31, 2005:

(In thousands)	2006	2005
Intangible assets:
Developed technology	$6,900	$6,900
Trade name (unamortized)	1,000	1,000
	7,900	7,900

Amortization - developed technology	(2,605)	(2,402)
	$5,295	$5,498

Amortization expense was $203,000 for each of the three month periods ended January 31, 2006 and 2005.

Intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years. Estimated amortization expense for the remainder of fiscal year 2006 and for each of the succeeding years based on the intangible assets as of January 31, 2006 is as follows:

(In thousands)	Amortization
Nine months ending October 31, 2006	$609
2007	779
2008	779
2009	778
2010	450
Thereafter	900
$4,295

7.             Warranty Reserve

Sales of the Company’s equipment are subject to a warranty. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment. Warranty activity for the three months ended January 31, 2006 and 2005 was as follows:

(In thousands)	2006	2005
Balance, beginning of period	$175	$155
Warranty provisions	86	66
Warranty claims	(78)	(64)
Balance, end of period	$183	$157

8.             Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period. Diluted income (loss) per share is computed similarly to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period. As a result of the net loss, there were no dilutive common shares outstanding for the three months ended January 31, 2005.

Shares used in the earnings per share computations for the three months ended January 31, 2006 and 2005 are as follows:

(In thousands)	2006	2005
Weighted average common shares outstanding - basic	3,611	3,603
Dilutive effect of stock options	24	—
Weighted average common shares outstanding - diluted	3,635	3,603

The dilutive effect of stock options in the above table excludes all options for which the exercise price was higher than the closing market price of $4.23 per share as of January 31, 2006. The number of option shares excluded from the calculation was 362,800 and 482,800 for the three months ended January 31, 2006 and 2005, respectively.

The Company had warrants outstanding at January 31, 2006 and 2005 to purchase 179,481 shares of its common stock that were considered antidilutive and therefore not considered to have been exercised.

9.             Discontinued Operations and Related Litigation

On June 30, 2005, the Company entered into settlement agreements with ELA Medical, Inc. and ELA Medical S.A.S. (together “ELA”) that ended the legal dispute and lawsuit by ELA against the Company and resolved all issues between the Company and ELA related to a recall of the Company’s implantable cardioverter defibrillators (“ICDs”) sold to ELA prior to March 2000. The Company accounts for the ICD business as a discontinued operation and amounts in the financial statements and related notes for all periods shown reflect discontinued operations accounting.

Under the terms of a settlement agreement and release regarding LYRA ICDs, ELA agreed to settle its $2,047,000 cross-claim against the Company in return for an Offer of Judgment on the cross-claim in favor of ELA and against the Company in the amount of $1,400,000. In full satisfaction of the Judgment, the Company agreed to pay ELA the $1,400,000 judgment amount as follows:

1.               The Company paid ELA $400,000 on June 30, 2005.

2.               The Company executed a $400,000 promissory note in favor of ELA that is secured by an irrevocable letter of credit. Terms of the promissory note included equal payments of $200,000 due on December 31, 2005 and June 30, 2006.

3.               The Company assigned to ELA certain of the Company’s intellectual property exclusively related to the Company’s discontinued ICD products, including patents and related technology that ELA and the Company agreed have a fair market value of at least $600,000.

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

As previously disclosed in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2005, the Company is seeking recovery for the ELA settlement plus related professional fees from Medmarc Casualty Insurance Company. On January 20, 2006, the Company and Medmarc argued summary judgment motions in United States District Court on issues related to Medmarc’s responsibility to reimburse the Company for its $1.4 million settlement with ELA and its legal fees paid in defending the lawsuit. In an order dated February 17, 2006, the Court granted, in part, the Company’s motion for summary judgment.

In summary, the Court ruled:

1.               The June 2005 settlement between Angeion and ELA Medical under which Angeion agreed to pay ELA $1.4 million to settle the claims of ELA arising out of the recall of Angeion’s ICDs was reasonable, non-collusive and made in good faith;

2.               Medmarc has a duty to indemnify Angeion for the $1.4 million settlement, plus interest from June 30, 2005;

3.               The Court stated that 32 of the 160 ICDs that were explanted did not meet specified voltage levels to warrant recall and therefore the “device costs” and “ELA expenses” associated with these 32 ICDs were not covered by the policy. The Court stated it could not make a specific determination with respect to that portion, if any, of the $1.4 million settlement that pertains to device costs and ELA expenses with respect to these 32 ICDs. This matter, therefore, remains subject to future determination by the Court or resolution by Angeion and Medmarc.

4.               Angeion is entitled to recover from Medmarc costs and fees in the amount of $49,000 incurred in defending ELA’s claims.

The Company intends to vigorously pursue the recovery of its settlement costs and expenses against Medmarc. The ultimate amount of recovery from the insurer is subject to future development, including negotiations between the parties and other legal proceedings.

During the first quarter of 2006, the Company determined that there were no changes in facts or circumstances that would require adjustment to the $696,000 of current assets of discontinued operations as of January 31, 2006.

During the quarter ended January 31, 2006, the Company incurred additional expenses of $4,000 related to the Medmarc matter. Since the first $200,000 payment due under the promissory note was made in December 2005, the current liability of discontinued operations is $213,000 at January 31, 2006 and now includes the $4,000 of additional expenses as well as the remaining $200,000 due to ELA on June 30, 2006 under the promissory note.

10.                               Income Taxes

The Company has a federal net operating loss carry forward at October 31, 2005 of approximately $130.6 million, which is available to reduce income taxes payable in future years. If not used, this carry forward will expire in years 2006 through 2025. Approximately $72.5 million of this carry forward will expire over the next five years. In addition, the Company has a general business tax credit carry forward of approximately $989,000 that is available to reduce future Federal income taxes, if any. If not used, these general business tax credits will expire in years 2006 through 2014. Approximately $515,000 of the general business tax carry forward will expire over the next five years. The Company also has $90,000 of alternative minimum tax credit carry forwards that do not have expiration dates. Under the Tax Reform Act of 1986, the utilization of these tax loss and tax credit carry forwards may be limited as a result of significant changes in ownership. Even though the Company has substantial federal net operating loss carry forwards, any income is still subject to U.S. and State Alternative Minimum Taxes and FAS 109 taxes related to prior asset based acquisitions.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements and Risk Factors

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially including the following: (i) the Company’s ability to successfully operate its Medical Graphics business including its ability to develop, improve and update its cardiorespiratory diagnostic products, (ii) the Company’s ability to successfully sell its New Leaf health & fitness products, (iii) the Company’s ability to successfully defend itself from product liability claims related to its Medical Graphics and New Leaf products and claims associated with its prior cardiac stimulation products, (iv) the Company’s ability to successfully resolve all issues in connection with the litigation with its former insurer in connection with the lawsuit regarding its ICD product liability insurance coverage; (v) the Company’s ability to protect its intellectual property, and (vi) the Company’s dependence on third-party vendors.

From time to time, the Company through its management may make oral forward-looking statements. The Company undertakes no obligation to update any forward-looking statement. Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the prior discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to the Annual Report on Form 10-KSB for the year ended October 31, 2005, and subsequently filed reports.

Overview

The Company is a medical products company with reported revenue of $23.8 million for the year ended October 31, 2005. Domestic product sales and service revenues accounted for 83.5% of revenue for the year ended October 31, 2005 while international product sales accounted for the remaining 16.5%.

The Company, through its Medical Graphics Corporation subsidiary, designs non-invasive diagnostic systems under the MedGraphics trade name that assist health care professionals in the prevention, early detection and cost-effective treatment of heart and lung disease. It also markets a version of some of these products under the New Leaf brand to health and fitness clubs and personal trainers to assist them in developing exercise programs to help their clients meet their personal goals. Revenues consist of equipment and supply sales and service revenues. Equipment and supply sales reflect sales of Medical Graphics’ non-invasive cardiorespiratory diagnostic equipment, sales of New Leaf health and fitness products, and aftermarket sales of peripherals and supplies. Service revenues reflect revenues from extended service contracts, non-warranty service visits and training.

Total revenue for the first quarter of 2006 was $6.9 million, an increase of 37.8% from $5.0 million in 2005. Net income for the three months ended January 31, 2006 was $176,000, or $0.05 per share, compared to a net loss of $711,000, or $0.20 per share, for the same period in 2005. Net income for the three months ended January 31, 2006 included a $4,000 loss from discontinued operations.

The Company stated the following objectives and goals for 2006 in its press release dated January 9, 2006:

•                  A drive toward achieving and sustaining profitability;

•                  A fourth consecutive year of double-digit year-over-year revenue growth;

•                  The introduction of new cardiorespiratory diagnostic products;

•                  Continuation of the expansion of our domestic and international sites offering New Leaf Active Metabolic Assessments;

•                  Further expansion of the New Leaf products for weight management, exercise and athletic performance; and

•                  The continuation of efforts to recover the ELA Medical settlement costs and related expenses from the insurance carrier.

Progress is evident regarding all of the Company’s 2006 objectives. The first quarter of 2006 net earnings marks two consecutive quarters of profitability, something not achieved since 1999. First quarter 2006 revenue growth also represents our seventh consecutive quarter of double-digit year-over-year revenue growth. First quarter revenue of $6.9 million also represented a record revenue quarter, which surpasses the previous record of $6.7 million set only in the fourth quarter of fiscal 2005. Looking forward, while the Company may see some variations in the amount of revenue increases that it achieves from quarter to quarter, we are continuing to focus on the goals of another year of double-digit year-over-year revenue growth and our drive toward achieving and sustaining profitability.

The first quarter saw progress made in the research and development of several new products intended for potential growth opportunities identified with both our domestic and international cardiorespiratory markets. The first quarter of 2006 also resulted in the addition of new sites offering New Leaf Active Metabolic Assessments. On February 6, 2006, we announced the release of EnergySmart, the newest addition to our growing list of New Leaf branded health and fitness products. EnergySmart is an online meal planning and tracking program sold through New Leaf health and fitness partners for their clients and members. The program provides a “dietary roadmap™” to energize and train an individual’s metabolism and create a healthier lifestyle.

Finally, on January 20, 2006, the Company and Medmarc argued summary judgment motions in United States District Court on issues of confirming Medmarc’s responsibility to reimburse the Company for its $1.4 million settlement with ELA and its legal fees paid in defending the lawsuit. In an order dated February 17, 2006, the Court granted, in large part, the Company’s motion for summary judgment. The Court determined that the Company was entitled to recover from Medmarc the $1.4 million paid to settle the claim of ELA, subject to potential exclusion of certain costs, and that the Company is entitled to recover from Medmarc costs and fees in the amount of $49,000 incurred in defending ELA’s claim. See Note 9 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” in this Form 10-QSB for additional discussion of the settlement with ELA and Medmarc litigation.

Results of Operations

The Company recorded net income of $176,000 for the three months ended January 31, 2006 compared to a net loss of $711,000 for the same period in 2005. Net income for the three months ended January 31, 2006 included a $4,000 loss from discontinued operations.

Revenue

Total revenue increased by 37.8% to $6.9 million from $5.0 million for the three months ended January 31, 2006 and 2005, respectively. Domestic product revenue increased by 41.9% to $5.0 million in 2006 compared to $3.6 million in 2005. International product revenue increased 64.7% to $1.2 million in 2006 compared to $730,000 in 2005. Service revenue decreased 7.9% to $686,000 in 2006 from $745,000 in 2005.

Demand for cardiorespiratory product systems and New Leaf products has remained strong during the first quarter of 2006. Sales of the Company’s Elite Series systems have remained strong as customers continue to replace their older 1085 Series equipment. Sales of the new Ultima PF and Ultima

PFX cardiorespiratory systems also contributed to both domestic and international revenue growth. The Company is pleased with customer acceptance of these new products that began shipping during April 2005. The Company’s New Leaf health and fitness products also contributed to domestic growth during the first quarter due to broadening consumer acceptance. The addition of sites from both chain and independent health clubs contributed to growth during the quarter. Customer orders for cardiorespiratory product systems continue to be strong with no near term signs suggesting that order rates will decline.

First quarter revenue also increased due to customer orders received late in 2005 that could not be manufactured and shipped until 2006 because of raw material lead times. The Company has increased its raw material purchasing commitments in order to meet customer expectations for delivery of new systems.

Service revenue decreased $59,000 or 7.9% during the first quarter of 2006 compared to the same quarter in 2005 due to the relatively aggressive pace that customers are replacing older equipment with the Company’s new models, thereby reducing revenue from extended service contracts and non-warranty service visits on older equipment.

Gross Margin

Gross margin percentage for the three months ended January 31, 2006 increased to 51.2% of revenue compared to 46.4% for the same period in 2005. The overall improvement in gross margin percentages is due to improved manufacturing efficiencies associated with increased volume together with improved gross margins on the Company’s new products.

Selling and Marketing

Selling and marketing expenses for the three months ended January 31, 2006 increased by 12.7% to $1.9 million compared to $1.7 million for the same period in 2005. The 41.9% increase in domestic sales for the first three months of 2006 resulted in a $137,000 or 57% increase in commission expenses. In addition, $68,000 of the increase was planned incremental trade show spending for the first quarter of 2006 compared to the first quarter of 2005.

General and Administrative

General and administrative expenses for the three months ended January 31, 2006 increased by 16.4% to $773,000 compared to $664,000 for the same period in 2005. General and administrative expenses for the first quarter of 2006 included $56,000 for stock-based compensation associated with variable options compared to no expense in this area for 2005. In addition, there was a $50,000 increase in general and administrative expenses due to a $15,000 increase in the provision for doubtful accounts for 2006 compared to a $35,000 decrease in the provision for doubtful accounts for 2005. See Note 4 to the Consolidated Financial Statements, “Stock-Based Compensation,” in this Form 10-QSB for additional discussion of variable options.

General and administrative expenses also included $15,000 and $31,500 in consulting expenses associated with Sarbanes-Oxley compliance costs, for the first quarter of 2006 and 2005, respectively.

Research and Development

Research and development expenses for the three months ended January 31, 2006 decreased by 1.3% to $472,000 from $478,000 for the same period in 2005. The Company is currently working on new products intended for use by international markets, asthma, allergy and primary care physicians that are planned for release late in 2006 or early 2007. In addition, the Company is also implementing new designs and new components for use in its existing systems that have lower costs and are more efficient in the manufacturing process.

Amortization of Intangibles

Amortization of developed technology was $203,000 for each of the three month periods ended January 31, 2006 and 2005.

Provision for Taxes

The Company recorded a provision for income taxes to reflect U.S. and State Alternative Minimum Taxes (“AMT”). The Company is required to pay AMT even though it has substantial federal net operating loss carry forwards.

Discontinued Operations

The $4,000 loss from discontinued operations for the three months ended January 31, 2006 included additional consulting fees and miscellaneous litigation expenses. See Note 9 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” in this Form 10-QSB for additional discussion of the settlement with ELA and the Medmarc litigation.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the past several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, through revenue from license agreements for patented ICD technology and through the use of cash balances.

The Company had cash and cash equivalents of $1.4 million, including $200,000 of cash restricted for discontinued operations, and working capital of $5.9 million as of January 31, 2006. During the three months ended January 31, 2006, the Company generated $218,000 in cash from continuing operations primarily because its net income of $176,000 included $266,000 of depreciation and amortization. Cash was generated by a decrease of $167,000 in prepaid expenses and other current assets and an increase of $175,000 in accounts payable. Cash was used for increases of $391,000 and $283,000 in inventories and accounts receivable, respectively. The increase in both accounts receivable and inventory is necessary to support the Company’s growth in revenue.

The Company used $304,000 in cash for discontinued operations, which included a payment of $200,000 made in connection with the settlement agreement between the Company and ELA Medical related to expenses associated with previously discontinued ICD products. The cash used for discontinued operations also included legal fees and consulting expenses and other expenses related to the ELA Medical settlement and Medmarc litigation. In connection with the $1.4 million settlement agreement, the Company executed a $400,000 promissory note that required a payment of $200,000 that was made on December 31, 2005 and another $200,000 payment due on June 30, 2006. The promissory note is backed up with an irrevocable bank letter of credit. The Company is required to collateralize the irrevocable bank letter of credit with $200,000 of cash that is classified as cash restricted for discontinued operations at January 31, 2006.

During the three months ended January 31, 2006, the Company used $35,000 in cash for the purchase of property and equipment. The Company has no material commitments for capital expenditures for fiscal year 2006.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business. From time to time, the Company brings suit against others to enforce patent rights or to collect debts in the ordinary course of business. Except for the litigation discussed below, management believes that the settlement of all litigation would not have a material effect on the results of operations or liquidity of the Company.

As disclosed in Item 3 of the Form 10-KSB for the year ended October 31, 2005, the Company is involved in a lawsuit brought by Medmarc Insurance Company in United States District Court for the District of Minnesota involving a claim for indemnification by ELA Medical and the Company’s claim for insurance coverage from Medmarc in the matter Medmarc Casualty Insurance Company v. Angeion Corporation, ELA Medical, Inc. and ELA Medical SA.

The following material developments in that matter have occurred:

On January 20, 2006, the Company and Medmarc argued summary judgment motions in United States District Court on issues of confirming Medmarc’s responsibility to reimburse the Company for its $1.4 million settlement with ELA and its legal fees paid in defending the lawsuit.

In an Order dated February 17, 2006, the Court granted, in large part, Angeion’s motion for summary judgment in the pending lawsuit.

In summary, the Court ruled:

1.               The June 2005 settlement between Angeion and ELA under which Angeion agreed to pay ELA $1.4 million to settle the claims of ELA arising out of the recall of Angeion’s ICDs was reasonable, non-collusive and made in good faith;

2.               Medmarc has a duty to indemnify Angeion for the $1.4 million settlement, plus interest from June 30, 2005;

3.               A total of 32 of the 160 ICDs that were explanted did not meet specified voltage levels to warrant recall and therefore the “device costs” and “ELA expenses” associated with these 32 ICDs were not covered by the policy. The Court stated it could not make a specific determination with respect to that portion, if any, of the $1.4 million settlement that pertains to device costs and ELA expenses with respect to these 32 ICDs. This matter, therefore, remains subject to future determination by the Court or resolution by Angeion and Medmarc.

4.               Angeion is entitled to recover from Medmarc costs and fees in the amount of $49,353 incurred in defending ELA’s claims.

Although the Court’s Order has left a few matters unresolved, Angeion believes that issuance of this Order validates Angeion’s actions. In connection with the matter, Angeion also intends to ask the Court to require Medmarc to reimburse Angeion for its legal expenses incurred in connection with defending the action brought by Medmarc and establishing the duty to defend and the duty to indemnify.

A Court-mandated settlement conference has been set for April 12, 2006. If Angeion and Medmarc do not settle the remaining issues, Angeion anticipates that they will be heard by the Court during the first half of calendar 2006. Any Court decision may be subject to appeal.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The Company had no unregistered sales of equity securities during the three months ended January 31, 2006.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any equity securities during the three months ended January 31, 2006.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

At a regular meeting of the Board of Directors on March 1, 2006, the following actions were taken.

Compensation of Officers

The compensation of Rodney A. Young, President and Chief Executive Officer, was increased from $250,000 to $275,000 effective April 1, 2006. Mr. Young’s compensation was last adjusted effective July 3, 2005. In addition, the annual compensation of Dale H. Johnson, Chief Financial Officer, was increased from $136,504 to $150,154 effective April 1, 2006. Mr. Johnson’s compensation was last adjusted effective April 10, 2005.

Item 6. Exhibits.

(a)           The following exhibits are included herein:

31            Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32            Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1         Press release dated March 6, 2006 reporting Angeion Corporation’s results of operations for the three months ended January 31, 2006.

99.2         Press release dated February 27, 2006 disclosing Court Order regarding insurance coverage case.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date:	March 6, 2006	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 6, 2006	/s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer
(Chief Accounting Officer)