Form 10QSB
period 2006-04-30
ANGEION CORP/MN
filed 2006-06-14
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2006

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

The Company had 3,623,352 shares of common stock, $0.10 par value, outstanding as of June 5, 2006.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2006 and October 31, 2005

(unaudited, in thousands except share and per share data)

	April 30,	October 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,957	$1,072
Cash restricted for discontinued operations	200	400
Accounts receivable, net of allowance for doubtful accounts of $165 and $210, respectively	4,319	4,100
Inventories	4,840	3,455
Prepaid expenses and other current assets	210	280
Current assets of discontinued operations	1,500	700
Total current assets	14,026	10,007

Property and equipment, net of accumulated depreciation of $1,724 and $1,598, respectively	1,105	1,035
Intangible assets, net	5,092	5,498
Goodwill	328	328
Total Assets	$20,551	$16,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,369	$1,184
Employee compensation	1,232	1,166
Advance payments from customers	1,165	—
Deferred income	917	871
Warranty reserve	213	175
Other current liabilities and accrued expenses	418	366
Current liabilities of discontinued operations	725	517
Total current liabilities	7,039	4,279

Long-term liabilities:
Long-term deferred income	509	319
Deferred income taxes	339	337
Total long-term liabilities	848	656
Total liabilities	7,887	4,935

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding, 3,623,352 shares in 2006 and 3,609,325 shares in 2005	362	361
Additional paid-in capital	17,824	17,589
Deferred compensation	(78)	(14)
Accumulated deficit	(5,444)	(6,003)
Total shareholders’ equity	12,664	11,933
Total Liabilities and Shareholders’ Equity	$20,551	$16,868

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Revenues
Equipment and supply sales	$6,564	$5,367	$12,811	$9,652
Service revenue	648	665	1,334	1,410
	7,212	6,032	14,145	11,062
Cost of goods sold
Cost of equipment and supplies	3,548	2,918	6,810	5,514
Cost of service revenue	99	126	222	227
	3,647	3,044	7,032	5,741

Gross margin	3,565	2,988	7,113	5,321

Operating expenses:
Selling and marketing	1,774	1,858	3,697	3,565
General and administrative	942	614	1,715	1,278
Research and development	549	559	1,021	1,037
Amortization of intangibles	203	203	406	406
	3,468	3,234	6,839	6,286

Operating income (loss)	97	(246)	274	(965)

Interest income	19	8	28	16

Income (loss) before taxes	116	(238)	302	(949)

Provision for taxes	5	—	11	—

Income (loss) from continuing operations	111	(238)	291	(949)
Gain from discontinued operations, net of $6 for income taxes	272	—	268	—
Net income (loss)	$383	$(238)	$559	$(949)

Earnings (loss) per share - basic
Continuing operations	$0.03	$(0.07)	$0.08	$(0.26)
Discontinued operations	0.08	—	0.07	—
Net income (loss)	$0.11	$(0.07)	$0.15	$(0.26)

Earnings (loss) per share - diluted
Continuing operations	$0.03	$(0.07)	$0.08	$(0.26)
Discontinued operations	0.07	—	0.07	—
Net income (loss)	$0.10	$(0.07)	$0.15	$(0.26)

Weighted average common shares outstanding
Basic	3,619	3,606	3,615	3,605
Diluted	3,760	3,606	3,714	3,605

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	April 30,
	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$559	$(949)
Gain from discontinued operations	(268)	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	532	628
Stock-based compensation	137	—
Deferred income taxes	2	—
Changes in operating assets and liabilities:
Accounts receivable	(219)	195
Inventories	(1,385)	(209)
Prepaid expenses and other current assets	70	89
Accounts payable	1,185	66
Employee compensation	66	53
Advance payments from customers	1,165	0
Deferred income	236	78
Warranty reserve	38	10
Other current liabilities and accrued expenses	52	(32)
Net cash provided by (used in) continuing operations	2,170	(71)
Restricted cash released for discontinued operations	200	—
Cash used in operating activities of discontinued operations	(324)	(103)
Net cash provided by (used in) operating activities	2,046	(174)

Cash Flows From Investing Activities:
Purchase of property and equipment	(196)	(163)
Net cash used in investing activities	(196)	(163)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	35	7
Net cash provided by financing activities	35	7

Net increase (decrease) in cash and cash equivalents	1,885	(330)

Cash and cash equivalents at beginning of period	1,072	2,390

Cash and cash equivalents at end of period	$2,957	$2,060

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2006

(Unaudited)

1.             Basis of Presentation

The consolidated balance sheet as of April 30, 2006, the consolidated statements of operations for the three and six months ended April 30, 2006 and 2005, and the consolidated statements of cash flows for the six months ended April 30, 2006 and 2005, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The consolidated balance sheet at October 31, 2005 was derived from the audited consolidated financial statements as of that date.  Operating results for the three and six months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.  For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-KSB for the year ended October 31, 2005.

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes items such as net income (loss), certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three and six months ended April 30, 2006 and 2005, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years.  In accordance with paragraph 4, of the Emerging Issues Task Force abstract 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 to service contract revenue.  Revenue from installation and training services provided to domestic customers is deferred until the service has been performed.  The total amount of deferred revenue was $1,426,000 and $1,190,000 at April 30, 2006 and October 31, 2005, respectively.

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

3.             New Accounting Pronouncements

The FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related implementation guidance.  The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The Company will adopt the standard for fiscal 2007 using the modified prospective method.  While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in “Stock Based Compensation” below.  The ultimate amount of increased compensation expense will depend on the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.  We have yet to determine the impact of SFAS No. 123R on the Company’s consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements of accounting for and reporting a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the statement.  The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial statements.

4.             Stock Based Compensation

The Company applies the intrinsic-value method prescribed under APB No. 25 and related interpretations to account for the issuance of stock incentives to employees and directors.  Accordingly, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the consolidated financial statements.  In accordance with the provisions of SFAS No. 123, “Accounting for

Stock-Based Compensation,” the Company is required to present pro forma information reflecting compensation cost for such issuances.  Had the Company determined compensation costs based on the fair value at the date of grant for options granted, the Company’s net income (loss) would have been decreased or increased to the pro forma amounts indicated in the following table:

	Three Months Ended April 30		Six Months Ended April 30
(In thousands, except for per share amounts)	2006	2005	2006	2005
Net income (loss)
As reported	$383	$(238)	$559	$(949)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	79	—	134	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(39)	(21)	(44)	(42)
Pro forma	$423	$(259)	$649	$(991)

Net income (loss) per share — basic
As reported	$0.11	$(0.07)	$0.15	$(0.26)
Pro forma	$0.12	$(0.07)	$0.18	$(0.27)

Net income (loss) per share — diluted
As reported	$0.10	$(0.07)	$0.15	$(0.26)
Pro forma	$0.11	$(0.07)	$0.17	$(0.27)

The above table reflects the acceleration of vesting for 31,200 options during the quarter ended April 30, 2006 due to the achievement of performance-based milestones.  As further described below, this increased stock-based compensation expense during the three and six months ended April 30, 2006.  The above pro forma net income for the three and six months ended April 30, 2006 includes $37,000 of fair value based stock compensation expense that was accelerated due to meeting these performance milestones.

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

Because the vesting for these grants is dependent on achieving these common stock price milestones, the Company has accounted for unvested option grants using variable accounting in accordance with APB No. 25.  Accordingly, the Company determines the intrinsic value of unvested variable option grants at each balance sheet date and records the changes in intrinsic value as deferred compensation.  During the three months ended April 30, 2006, the Company’s stock traded at or above $4.50 per share for more than 20 of 30 consecutive trading days and therefore 31,200, or 40% of these options have vested.  Upon vesting, the options are considered fixed plan awards with no further adjustment to the aggregate intrinsic value.  In addition, all previously recorded deferred compensation expense is charged to earnings upon vesting.  Although no options vest until October 1, 2009 or until the Company’s stock trades at the prices listed in the above table for 20 of 30 consecutive days, these outstanding options are nevertheless deemed to have intrinsic value because the closing price of the Company’s stock at April 30 and January 31, 2006 was $4.80 and $4.23 per share, respectively.  Stock based compensation expense associated with these variable options was $81,000 and $137,000 for the three and six months ended April 30, 2006, respectively.  These amounts include the intrinsic value of the unvested options for the three and six months ended at April 30, 2006, respectively, pro-rated from their grant date to the time-based vesting date of October 1, 2009 and the intrinsic value of options that vested during the second quarter of 2006 based on achieving certain stock price levels described above. The compensation expense for the vested options was based on $4.87 per share, which was the closing price of the Company’s stock on the day these options vested.  As of April 30, 2006, the Company has recorded deferred compensation of $78,000 relating to these unvested variable stock options.

5.             Inventories

                Inventories consisted of the following at April 30, 2006 and October 31, 2005:

(In thousands)	2006	2005
Raw materials	$1,744	$1,304
Work-in-progress	604	186
Finished goods	2,492	1,965
	$4,840	$3,455

6.             Intangible Assets

Intangible assets consisted of the following at April 30, 2006 and October 31, 2005:

(In thousands)	2006	2005
Intangible assets:
Developed technology	$6,900	$6,900
Trade name (unamortized)	1,000	1,000
	7,900	7,900

Amortization - developed technology	(2,808)	(2,402)
	$5,092	$5,498

Amortization expense was $406,000 for each of the six-month periods ended April 30, 2006 and 2005.

Intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years.  Estimated amortization expense for the remainder of fiscal year 2006 and for each of the succeeding years based on the intangible assets as of April 30, 2006 is as follows:

(In thousands)	Amortization
Six months ending October 31, 2006	$406
2007	779
2008	779
2009	778
2010	450
Thereafter	900
$4,092

7.             Warranty Reserve

                Sales of the Company’s equipment are subject to a warranty obligation.  Equipment warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty activity for the six months ended April 30, 2006 and 2005 was as follows:

(In thousands)	2006	2005
Balance, beginning of period	$175	$155
Warranty provisions	198	141
Warranty claims	(160)	(131)
Balance, end of period	$213	$165

8.             Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period.  Diluted income (loss) per share is computed similarly to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.

Shares used in the earnings per share computations for the three and six months ended April 30, 2006 and 2005 are as follows:

	Three Months Ended April 30		Six Months Ended April 30
(In thousands)	2006	2005	2006	2005
Weighted average common shares outstanding - basic	3,619	3,606	3,615	3,605
Dilutive effect of stock options	141	—	99	—
Weighted average common shares outstanding - diluted	3,760	3,606	3,714	3,605

The dilutive effect of stock options in the above table excludes all options for which the exercise price was higher than the closing market price of $4.80 per share as of April 30, 2006.  The number of option shares excluded from the calculation was 362,800 for the three and six months ended April 30, 2006.  As a result of the net loss, there were no dilutive common shares outstanding for the three and six months ended April 30, 2005 ,and accordingly,  482,800 were excluded from the calculation.

The Company had warrants outstanding at April 30, 2006 and 2005 to purchase 179,480, and 179,481 shares, respectively, of its common stock that were considered antidilutive and therefore not considered to have been exercised.

9.             Discontinued Operations and Related Litigation

On April 12, 2006, Angeion Corporation and Medmarc Casualty Insurance Company (“Medmarc”) agreed to a settlement that resolved all matters with respect to the pending lawsuit between the parties related to the recovery of insurance proceeds for a claim associated with the Company’s former ICD business.  Medmarc agreed to make a single payment to the Company on or prior to June 11, 2006, and each party agreed to dismiss with prejudice all claims against the other in the pending lawsuit.  On June 9, 2006, the Company received the settlement payment.

                The Company has recorded the total amount due from Medmarc as current assets of discontinued operations at April 30, 2006.  The Company recorded an increase to this receivable of $804,000 during the second quarter of 2006.

                The current liabilities of discontinued operations at April 30, 2006 include the following items:

1)              The legal fees due under the contingency fee agreement with the Company’s counsel;

2)              The remaining $200,000 payment due under the June 30, 2005 ELA Medical settlement agreement; and

3)              All unpaid miscellaneous expenses due as of April 30, 2006.

As a result of the settlement with Medmarc, the Company recorded additional discontinued operating expenses of $526,000 for the quarter ended April 30, 2006, primarily reflecting contingent legal fees related to the settlement.  The adjustments to both current assets and current liabilities of discontinued operations resulted in a net gain of $272,000 from discontinued operations for the quarter ended April 30, 2006.  The Company expects that the only expense for discontinued operations in the future will be the purchase of product liability insurance for as long as the Company believes it necessary to cover ICDs that remain implanted in patients.  The current policy for product liability insurance covering ICDs expires in July 2006.

10.                               Income Taxes

The Company had a federal net operating loss carry forward at October 31, 2005 of approximately $130.6 million, which is available to reduce income taxes payable in future years.  If not used, this carry forward will expire in years 2006 through 2025.  Approximately $72.5 million of this carry forward will expire over the next five years.  In addition, the Company has a general business tax credit carry forward of approximately $989,000 that is available to reduce future federal income taxes, if any.  If not used, these general business tax credits will expire in years 2006 through 2014.  Approximately $515,000 of the general business tax carry forward will expire over the next five years.  The Company also has $90,000 of alternative minimum tax credit carry forwards that do not have expiration dates.  Under the Tax Reform Act of 1986, the utilization of these tax loss and tax credit carry forwards may be limited as a result of significant changes in ownership.  Even though the Company has substantial federal net operating loss carry forwards, any income is still subject to U.S. and State Alternative Minimum Taxes and deferred taxes on non-amortizable intangible assets other than goodwill.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements and Risk Factors

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate,” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially including the following: (i) the Company’s ability to successfully operate its Medical Graphics business including its ability to develop, improve and update its cardiorespiratory diagnostic products, (ii) the Company’s ability to successfully sell its New Leaf health & fitness products, (iii) the Company’s ability to successfully defend itself from product liability claims related to its Medical Graphics and New Leaf products and claims associated with its prior cardiac stimulation products, (iv) the Company’s ability to protect its intellectual property, and (v) the Company’s dependence on third-party vendors.

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

Overview

The Company is a medical products manufacturer with reported revenues of $23.8 million for the year ended October 31, 2005.  Domestic product sales and service revenues accounted for 83.5% of revenue for the year ended October 31, 2005 while international product sales accounted for the remaining 16.5%.

The Company, through its Medical Graphics Corporation subsidiary, designs non-invasive diagnostic systems under the MedGraphics trade name that assist health care professionals in the prevention, early detection and cost-effective treatment of heart and lung disease.  It also sells a version of some of these products under the New Leaf brand to health and fitness clubs and personal trainers to assist them in developing exercise programs to help their clients meet their personal goals.  Revenues consist of equipment and supply sales and service revenues.  Equipment and supply sales reflect sales of Medical Graphics’ non-invasive cardiorespiratory diagnostic equipment, sales of New Leaf health and fitness products, and aftermarket sales of peripherals and supplies.  Service revenues reflect revenues from extended service contracts, non-warranty service visits and additional training.

Total revenue for the second quarter of 2006 was $7.2 million, an increase of 19.6% from $6.0 million in 2005.  Operating expenses for the second quarter of 2006 were $3.5 million, an increase of 7.2% from $3.2 million in 2005.  Income from continuing operations for the three months ended April 30, 2006 was $111,000, or $0.03 per share, compared to a loss of $238,000, or $0.07 per share, for the same period in 2005.  Net income for the three months ended April 30, 2006 included a $272,000 gain from discontinued operations and, therefore, was $383,000, or $0.10 per diluted share.

For the six months ended April 30, 2006, total revenue increased 27.9% to $14.1 million from $11.1 million for the same period in 2005.  Operating expenses for the six months ended April 30, 2006 increased 8.8% to $6.8 million from $6.3 million for the same period in 2005.  Income from continuing operations for the six months ended April 30, 2006 was $291,000, or $0.08 per share, compared to a loss of $949,000, or $0.26 per share, for the same period in 2005.  The net income for the six months ended April 30, 2006 included a $268,000 gain from discontinued operations and, therefore, was $559,000, or $0.15 per share.

In its press release dated January 9, 2006, the Company included the following as some of its objectives and goals for 2006:

•                  A drive toward achieving and sustaining profitability;

•                  A fourth consecutive year of double-digit year-over-year revenue growth;

•                  The introduction of new cardiorespiratory diagnostic products;

•                  Continuation of the expansion of our domestic and international sites offering New Leaf active metabolic assessments; and

•                  Further expansion of the New Leaf products for weight management, exercise and athletic performance.

After six months, the Company has made significant progress against these objectives and goals.

•                  The April 30, 2006 quarter marked the third consecutive profitable quarter;

•                  The Company achieved double-digit year-over-year revenue growth for the eighth quarter in a row.  With year-over-year revenue growth for the six months ended April 30, 2006 of 27.9%, the Company’s annual goal is clearly within reach.  Second quarter revenue of $7.2 million is a record revenue quarter;

•                  The Company is making progress in the development of new cardiorespiratory diagnostic products;

•                  The Company has added 64 new sites offering New Leaf active metabolic assessments since year-end;

•                  The New Leaf branded EnergySmart™ personalized online meal planning, tracking and calorie management system was launched in February 2006.  This system is designed to help consumers from weight conscious adults and children to recreational and elite athletes properly measure and “fuel” their metabolism.

Revenue

Total revenue increased by 19.6% to $7.2 million from $6.0 million for the three months ended April 30, 2006 and 2005, respectively.  Domestic product revenue increased by 18.8% to $5.2 million in 2006 compared to $4.4 million in 2005.  International product revenue increased 38.1% to $1.4 million in 2006 compared to $1.0 million in 2005.  Service revenue decreased 2.6% to $648,000 in 2006 from $665,000 in 2005.

During the second quarter of 2006, one customer accounted for 11.5% of revenue.  There were no significant customers for the same period in 2005.  Due to firm orders already received, revenue from this customer is expected to exceed 10% of revenues for the third quarter of 2006.

For the six months ended April 30, total revenue increased by 27.9% to $14.1 million from $11.1 million for 2006 and 2005, respectively.  Domestic product revenue increased by 29.1% to $10.3 million in 2006 compared to $7.9 million in 2005.  International product revenue increased 49.5% to $2.6 million in 2006 compared to $1.7 million in 2005.  Service revenue decreased 5.4% to $1.3 million in 2006 from $1.4 million in 2005.

Sales of the new Ultima PF and Ultima PFX cardiorespiratory diagnostic systems are contributing significantly to both domestic and international revenue growth.  The Company continues to be pleased with customer acceptance of these new products that began shipping during April 2005.  In addition, revenue from the Company’s Elite Series systems has remained strong throughout the first six months of 2006 compared to 2005 as customers continue to replace their older 1085 Series equipment.

The Company was also successful in the second quarter generating more business from customers engaged in clinical research.  Under these agreements, the Company sells its cardiorespiratory diagnostic systems and services to third parties conducting clinical trials at multiple sites inside and outside the United States.

Revenue from sales of the Company’s New Leaf personal assessment systems has continued to increase the base from which New Leaf consumable products are made available at health and fitness clubs.  The increase in this base is beginning to drive increased sales of personal metabolic assessments that drive revenue from the Company’s higher margin New Leaf consumable products.  For the six months ended April 30, 2006, revenue from New Leaf consumable products has more than doubled compared to the same period in 2005.  The Company’s New Leaf health and fitness products are continuing to contribute to domestic growth due to broadening consumer acceptance and expansion of the base.

Service revenue decreased $17,000 or 2.6% during the second quarter of 2006 compared to the same quarter in 2005 due to the relatively aggressive pace that customers are replacing older equipment with the Company’s new models, thereby reducing revenue from extended service contracts and non-warranty service visits on older equipment.  The second quarter decrease is somewhat less than the 7.9% decrease experienced during the first quarter of 2006.  The Company believes that this negative revenue trend will continue to decline and eventually turn positive when new equipment sold in the past 12 months becomes eligible for new extended service contracts.

Gross Margin

Gross margin percentage for the three months ended April 30, 2006 of 49.4% of revenue was comparable to 49.5% for the same period in 2005.  For the six months ended April 30, 2006, gross margin percentage increased to 50.3% from 48.1% for the same period in 2005.  The overall gross margin percentage for the second quarter of 2006 decreased due to product mix. The product mix in the third quarter of 2006 is expected to be similar.

Selling and Marketing

Selling and marketing expenses for the three months ended April 30, 2006 decreased by 4.5% to $1.8 million compared to $1.9 million for the same period in 2005.  For the six months ended April 30, 2006, selling and marketing expenses increased by 3.7% to $3.7 million compared to $3.6 million for the same period in 2005.

Second quarter 2006 selling and marketing expenses reflect a $62,000 or 19.3% decrease in commission costs due to lower commissionable revenue and lower costs for related incentive programs.  In addition, trade show expenses for the second quarter of 2006 were $29,000 lower compared to the same period in 2005.  Decreases in commission expenses and trade show costs were offset by a $29,000 increase in costs associated with equipment demonstrations to potential customers.

For the six months ended April 30, 2006, commission expenses were $75,000 or 13.3% higher compared to the same period of 2006 primarily due to the 42% increase in domestic sales for the first quarter of 2006.  In addition, increases in expenses for travel, trade shows and equipment demonstrations contributed to the 3.7% overall increase in selling and marketing expenses for the six months ended April 30, 2006.

General and Administrative

General and administrative expenses for the three months ended April 30, 2006 increased by $328,000 or 53.4% to $942,000 compared to $614,000 for the same period in 2005.  For the six months ended April 30, 2006, general and administrative expenses increased by $437,000 or 34.2% to $1.7 million compared to $1.3 million for the same period in 2005.

The increase in general and administrative expenses for both the three and six months ended April 30, 2006 reflects increased accruals for employee incentive plans due to the expected achievement of defined incentive plan objectives for 2006.  Employee incentive expenses are $171,000 and $196,000 higher for the three and six months ended April 30, 2006 compared to the same periods in 2005.

General and administrative expenses included $81,000 and $137,000 for the three and six months ended April 30, 2006, respectively, for stock-based compensation associated with variable options compared to no expense in this area for 2005 for either period.  These stock-based compensation expenses were non-cash expenses.  The Company marks-to-market the intrinsic value of its unvested variable options on a quarterly basis.  In addition, the Company was required to expense the full amount of intrinsic value for an aggregate of 40% of the outstanding options that vested during the second quarter.  These vested options will now be excluded from future variable option accounting.  See Note 4 to the Consolidated Financial Statements, “Stock-Based Compensation,” in this Form 10-QSB for additional discussion of variable options.

In addition, there was a $61,000 increase in general and administrative expenses due to a $12,000 decrease in the provision for doubtful accounts for the six months ended April 30, 2006 compared to a $73,000 decrease in the provision for doubtful accounts for the same period in 2005.  Legal expense decreases of $35,000 and $40,000 for the three and six months of 2006 compared to the same periods of 2005 somewhat offset these decreases.

General and administrative expenses also included $19,000 in consulting expenses associated with Sarbanes-Oxley compliance costs for the second quarter of 2006 compared to $21,300 for the same period in 2005.  For the six months ended April 30, general and administrative expenses included $34,000 for Sarbanes-Oxley compliance costs in 2006 compared to $52,800 for the same period in 2005.

Research and Development

Research and development expenses for the three months ended April 30, 2006 decreased $10,000 or by 1.8% to $549,000 from $559,000 for the same period in 2005.  For the six months ended April 30, 2006, research and development expenses decreased $16,000 or 1.5% to $1.0 million compared to $1.0 million for the same period in 2005.

The Company is currently working on new products intended for use by international markets and asthma, allergy and primary care physicians.  These new products are planned for release late in 2006 or early 2007.  In addition, the Company is also implementing new designs and new components for use in its existing systems that have lower costs and are more efficient in the manufacturing process.

Amortization of Intangibles

Amortization of developed technology was $203,000 for each of the three month periods ended April 30, 2006 and 2005 and $406,000 for each of the six-month periods ended April 30, 2006 and 2005.

Provision for Taxes

The Company recorded a provision for income taxes to reflect U.S. and State Alternative Minimum Taxes (“AMT”).  The Company is required to pay AMT even though it has substantial federal net operating loss carry forwards.

Discontinued Operations

The net gain from discontinued operations of $268,000 for the six months ended April 30, 2006 reflects the net difference after recording the agreed upon insurance recovery and the associated legal fees that were contingent upon the recovery together with other additional consulting fees and miscellaneous litigation expenses.  See Note 9 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” in this Form 10-QSB for additional discussion of the litigation settlement with Medmarc.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the past several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, through revenue from license agreements for patented ICD technology and through the use of cash balances.

The Company had cash and cash equivalents of $3.2 million, including $200,000 of cash restricted for discontinued operations, and working capital of $7.0 million as of April 30, 2006.  During the six months ended April 30, 2006, the Company generated $2.2 million in cash from continuing operations in part because its net income of $559,000 included $532,000 of depreciation and amortization.  Equal increases of $1.2 million for advance payments from customers and accounts payable together with an increase of $236,000 in deferred income all contributed to the generation of cash.  Advance payments from customers are associated with orders for equipment received from a new customer.  Cash was used for increases of $1.4 million and $219,000 in inventories and accounts receivable, respectively.  The increases in both inventories and accounts payable are necessary to support the new customer’s order for equipment intended for use in clinical research.

The Company used $324,000 in cash for operating activities of discontinued operations, which included a payment of $200,000 made in connection with the settlement agreement between the Company and ELA Medical related to expenses associated with previously discontinued ICD products.  The cash used for discontinued operations also included legal fees and consulting expenses and other expenses related to the ELA Medical settlement and Medmarc litigation.  In connection with the $1.4 million settlement agreement with ELA Medical, the Company executed a $400,000 promissory note that required a payment of $200,000 that was made on December 31, 2005 and another $200,000 payment due on June 30, 2006.  The promissory note is backed up with an irrevocable bank letter of credit.  The Company is required to collateralize the irrevocable bank letter of credit with $200,000 of cash that is classified as cash restricted for discontinued operations at April 30, 2006.  On June 9, 2006, the Company received the settlement payment from Medmarc for the insurance recovery related to expenses associated with previously discontinued ICD products.  See Note 9 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” in this Form 10-QSB for additional discussion.

During the six months ended April 30, 2006, the Company used $196,000 in cash for the purchase of property and equipment.  The Company has no material commitments for capital expenditures for fiscal year 2006.

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

As disclosed in Item 3 of the Form 10-KSB for the year ended October 31, 2005, the Company is involved in a lawsuit brought by Medmarc Casualty Insurance Company in United States District Court for the District of Minnesota involving a claim for indemnification by ELA Medical and the Company’s claim for insurance coverage from Medmarc in the matter Medmarc Casualty Insurance Company v. Angeion Corporation, ELA Medical, Inc. and ELA Medical SA.

The following material developments in that matter have occurred since the filing of the Form 10-KSB:

On January 20, 2006, the Company and Medmarc argued summary judgment motions in United States District Court on issues of confirming Medmarc’s responsibility to reimburse the Company for its $1.4 million settlement with ELA and its legal fees paid in defending the lawsuit.  As reported by Angeion in its Form 10-QSB for the quarter ended January 31, 2006, the Court granted, in large part, Angeion’s motion for summary judgment in the pending lawsuit.

Subsequent to the Court’s ruling, on April 12, 2006, Angeion and Medmarc agreed to a confidential settlement that resolves all matters with respect to the pending lawsuit.  Under the terms of the settlement, Medmarc agreed to make a single payment to Angeion on or prior to June 11, 2006, and each party agreed to dismiss with prejudice all claims against the other in the pending lawsuit.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The Company had no unregistered sales of equity securities during the three months ended April 30, 2006.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any equity securities during the three months ended April 30, 2006.

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

(a)           The following exhibits are included herein:

31            Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-

14 and 15d-14 of the Exchange Act).

32            Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.

§1350).

99.1                           Press release dated June 12, 2006 reporting Angeion Corporation’s results of operations for the three and six months ended April 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date:	June 14, 2006	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 14, 2006	/s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer
(Chief Accounting Officer)