Form 10QSB
period 2006-07-31
ANGEION CORP/MN
filed 2006-09-11
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒        Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2006

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

Yes ☒  No ☐

The Company had 3,630,677 shares of common stock, $0.10 par value, outstanding as of September 8, 2006.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

July 31, 2006 and October 31, 2005

(unaudited, in thousands except share and per share data)

	July 31,	October 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,461	$1,072
Cash restricted for discontinued operations	—	400
Accounts receivable, net of allowance for doubtful accounts of $177 and $210, respectively	6,037	4,100
Inventories	5,603	3,455
Prepaid expenses and other current assets	234	280
Current assets of discontinued operations	—	700
Total current assets	14,335	10,007

Property and equipment, net of accumulated depreciation of $1,799 and $1,598, respectively	1,106	1,035
Intangible assets, net	4,889	5,498
Goodwill	328	328
Total Assets	$20,658	$16,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,844	$1,184
Employee compensation	1,724	1,166
Advance payments from customers	1,045	—
Deferred income	958	871
Warranty reserve	275	175
Other current liabilities and accrued expenses	296	366
Current liabilities of discontinued operations	—	517
Total current liabilities	6,142	4,279

Long-term liabilities:
Long-term deferred income	792	319
Deferred income taxes	339	337
Total long-term liabilities	1,131	656
Total liabilities	7,273	4,935

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding, 3,630,677 shares in 2006 and 3,609,325 shares in 2005	363	361
Additional paid-in capital	17,811	17,589
Deferred compensation	—	(14)
Accumulated deficit	(4,789)	(6,003)
Total shareholders’ equity	13,385	11,933
Total Liabilities and Shareholders’ Equity	$20,658	$16,868

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenues
Equipment and supply sales	$8,159	$5,363	$20,970	$15,015
Service revenue	638	695	1,972	2,105
	8,797	6,058	22,942	17,120
Cost of goods sold
Cost of equipment and supplies	4,355	2,968	11,165	8,482
Cost of service revenue	95	89	317	316
	4,450	3,057	11,482	8,798

Gross margin	4,347	3,001	11,460	8,322

Operating expenses:
Selling and marketing	1,936	1,744	5,633	5,309
General and administrative	954	659	2,669	1,937
Research and development	603	482	1,624	1,519
Amortization of intangibles	203	203	609	609
	3,696	3,088	10,535	9,374

Operating income (loss)	651	(87)	925	(1,052)

Interest income	22	10	50	26

Income (loss) before taxes	673	(77)	975	(1,026)

Provision for taxes	18	—	29	—

Income (loss) from continuing operations	655	(77)	946	(1,026)
Gain (loss) from discontinued operations, net of income taxes	—	(191)	268	(191)
Net income (loss)	$655	$(268)	$1,214	$(1,217)

Earnings (loss) per share - basic
Continuing operations	$0.18	$(0.02)	$0.26	$(0.29)
Discontinued operations	—	(0.05)	$0.08	(0.05)
Net income (loss)	$0.18	$(0.07)	$0.34	$(0.34)

Earnings (loss) per share - diluted
Continuing operations	$0.17	$(0.02)	$0.25	$(0.29)
Discontinued operations	—	(0.05)	$0.07	(0.05)
Net income (loss)	$0.17	$(0.07)	$0.32	$(0.34)

Weighted average common shares outstanding
Basic	3,626	3,607	3,619	3,605
Diluted	3,789	3,607	3,755	3,605

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	July 31,
	2006	2005
		(Revised)
Cash Flows From Operating Activities:
Net income (loss)	$1,214	$(1,217)
(Gain) loss from discontinued operations	(268)	191
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	810	919
Stock-based compensation	187	25
Deferred income taxes	2	—
Provision for doubtful accounts	(2)	(73)
Changes in operating assets and liabilities:
Accounts receivable	(1,935)	253
Inventories	(2,148)	(502)
Prepaid expenses and other current assets	46	113
Accounts payable	660	(429)
Employee compensation	558	316
Advance payments from customers	1,045	—
Deferred income	560	79
Warranty reserve	100	—
Other current liabilities and accrued expenses	(70)	73
Net cash provided by (used in) continuing operations	759	(252)
Cash provided by (used in) operating activities of discontinued operations	851	(660)
Net cash provided by (used in) operating activities	1,610	(912)

Cash Flows From Investing Activities:
Purchase of property and equipment	(272)	(188)
Net cash used in investing activities	(272)	(188)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	51	14
Net cash provided by financing activities of continuing operations	51	14
Cash provided by (used in) financing activities of discontinued operations:
Promissory note payments	(400)	—
Cash restricted for discontinued operations	400	(400)
Net cash provided by (used in) financing activities	51	(386)

Net increase (decrease) in cash and cash equivalents	1,389	(1,486)

Cash and cash equivalents at beginning of period	1,072	2,390

Cash and cash equivalents at end of period	$2,461	$904

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2006

(Unaudited)

1.             Basis of Presentation

The consolidated balance sheet as of July 31, 2006, the consolidated statements of operations for the three and nine months ended July 31, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended July 31, 2006 and 2005, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The consolidated balance sheet at October 31, 2005 was derived from the audited consolidated financial statements as of that date.  Operating results for the three and nine months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.  For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-KSB for the year ended October 31, 2005.

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes items such as net income (loss), certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three and nine months ended July 31, 2006 and 2005, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

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

Certain amounts in the Company’s consolidated financial statements as of October 31, 2005 have been reclassified to conform to the 2006 presentation.  These reclassifications had no effect on net income (loss) or shareholders’ equity.  See Note 9 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” in this Form 10-QSB for additional discussion of presentation of cash flows from discontinued operations.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years.  In accordance with paragraph 4, of the Emerging Issues Task Force abstract 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 to service contract revenue.  Revenue from installation and training services provided to domestic customers is deferred until the service has been performed.  The total amount of deferred revenue was $1,750,000 and $1,190,000 at July 31, 2006 and October 31, 2005, respectively.

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

Advance Payments from Customers.  The Company typically does not receive advance payments from its customers in connection with the sale of its products.  The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time.  Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers.  At July 31, 2006, advance payments from customers aggregated $1,045,000, of which $964,000 was from a single customer for product to be shipped and services to be delivered over the next several quarters.  Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

3.             New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

The FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related implementation guidance.  The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The Company will adopt the standard for fiscal 2007 using the modified prospective method.  While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in “Stock Based Compensation” below.  The ultimate amount of increased compensation expense will depend on a number of factors, including the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards.  We have yet to determine the impact of SFAS No. 123R on the Company’s consolidated financial statements.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands, except for per share amounts)	2006	2005	2006	2005
Net income (loss)
As reported	$655	$(268)	$1,214	$(1,217)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	49	25	183	25
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(362)	(21)	(406)	(63)
Pro forma	$342	$(264)	$991	$(1,255)

Net income (loss) per share – basic
As reported	$0.18	$(0.07)	$0.34	$(0.34)
Pro forma	$0.09	$(0.07)	$0.27	$(0.35)

Net income (loss) per share – diluted
As reported	$0.17	$(0.07)	$0.32	$(0.34)
Pro forma	$0.09	$(0.07)	$0.26	$(0.35)

The above table reflects the acceleration of vesting for 46,800 options during the quarter ended July 31, 2006 due to the action taken by the Compensation Committee of the Board of Directors.  As further described below, this increased pretax stock-based compensation expense under the intrinsic-value method during the three and nine months ended July 31, 2006 by $50,000.  In addition, this acceleration also increased pretax stock-based compensation expense under the fair value method for the three and nine months ended July 31, 2006 by $38,000.  The table also reflects the granting of 93,000 options to purchase the Company’s common stock on May 25, 2006 to the Company’s directors and officers.  These new option grants were granted at an exercise price of $5.08 per share, the closing price for the Company’s stock on May 25, 2006, and were immediately vested.  The fair value of these awards was determined to be $331,000.

Variable Stock Option Grants

In September 2003 and July 2004, the Company granted employees’ options with an exercise price of $2.00 that vested at increasing rates as the Company’s common stock traded for increasing prices for 20 of 30 consecutive days.  There were 78,000 and 75,000 of these options outstanding at October 31, 2005 and July 31, 2006, respectively.  Notwithstanding the performance vesting schedule, these options were exercisable in full beginning October 1, 2009.  The options became exercisable earlier if the Company’s stock traded at the following prices for 20 of 30 consecutive trading days.

Closing Price	Percent of Options Exercisable
$4.00	15%
4.50	40
5.00	60
5.50	80
6.00	100

Because the vesting for these grants is dependent on achieving these common stock price milestones, the Company has accounted for the unvested option grants using variable accounting in accordance with APB No. 25.  Accordingly, the Company determined the intrinsic value of unvested variable option grants at each balance sheet date and recorded the changes in intrinsic value as deferred compensation.

During the second quarter of 2006, the Company’s stock traded at or above $4.50 per share for more than 20 of 30 consecutive trading days and therefore 31,200, or 40% of these options vested.  On July 18, 2006, the Compensation Committee of the Board of Directors immediately vested the remaining 46,800 options.  When the options were granted in 2003 and 2004, the Company had not yet achieved profitability after emerging from bankruptcy.  As part of its overall strategy, the Company granted options with exercise prices of $2.00, $6.23 and $7.79 per share, all above the $1.40 and $1.68 closing market prices for the Company’s stock on the option grant dates.  The $2.00 options were granted with the closing price exercisability provisions to reward employees as the stock price achieved these higher levels, in order to align these employees’ interests with those of shareholders.  The Compensation Committee believes that this goal has been largely achieved.  The Committee concluded that the significant additional stock-based compensation expense that the Company would incur in connection with the vesting of the additional options would adversely affect the Company’s future earnings.

Upon vesting, the options are considered fixed plan awards with no further adjustment to the aggregate intrinsic value.  In addition, all previously recorded deferred compensation expense is charged to earnings upon vesting.  Stock based compensation expense associated with these variable options was $50,000 and $187,000 for the three and nine months ended July 31, 2006, respectively.  These amounts include all of the intrinsic value of the options that vested during the second and third quarters of 2006.  The total additional non-cash expense that the Company incurred in the third quarter of 2006 in connection with the accelerated vesting was $50,000.

5.             Inventories

Inventories consisted of the following at July 31, 2006 and October 31, 2005:

(In thousands)	2006	2005
Raw materials	$2,043	$1,304
Work-in-progress	539	186
Finished goods	3,021	1,965
	$5,603	$3,455

6.             Intangible Assets

Intangible assets consisted of the following at July 31, 2006 and October 31, 2005:

(In thousands)	2006	2005
Intangible assets:
Developed technology	$6,900	$6,900
Trade name (unamortized)	1,000	1,000
	7,900	7,900

Amortization - developed technology	(3,011)	(2,402)
	$4,889	$5,498

Amortization expense was $609,000 for each of the nine-month periods ended July 31, 2006 and 2005.

Intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years.  Estimated amortization expense for the remainder of fiscal year 2006 and for each of the succeeding years based on the intangible assets as of July 31, 2006 is as follows:

(In thousands)	Amortization
Three months ending October 31, 2006	$203
2007	779
2008	779
2009	778
2010	450
Thereafter	900
$3,889

7.             Warranty Reserve

Sales of the Company’s equipment are subject to a warranty obligation.  Equipment warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty activity for the nine months ended July 31, 2006 and 2005 was as follows:

(In thousands)	2006	2005
Balance, beginning of period	$175	$155
Warranty provisions	352	210
Warranty claims	(252)	(210)
Balance, end of period	$275	$155

8.             Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period.  Diluted income (loss) per share is computed similarly to basic income (loss) per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.

Shares used in the earnings (loss) per share computations for the three and nine months ended July 31, 2006 and 2005 are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2006	2005	2006	2005
Weighted average common shares outstanding - basic	3,626	3,607	3,619	3,605
Dilutive effect of stock options	163	—	136	—
Weighted average common shares outstanding - diluted	3,789	3,607	3,755	3,605

The dilutive effect of stock options in the above table excludes all options for which the exercise price was higher than the average market price for the period.  The number of option shares excluded from the calculation was 455,800 for the three and nine months ended July 31, 2006.  As a result of the net loss, there were no dilutive common shares outstanding for the three and nine months ended July 31, 2005, and accordingly, 482,800 were excluded from the calculation.

The Company had warrants outstanding at July 31, 2006 and 2005 to purchase 179,480 and 179,481 shares, respectively, of its common stock that were considered antidilutive and therefore not considered to have been exercised.

9.             Discontinued Operations and Related Litigation

On April 12, 2006, Angeion Corporation and Medmarc Casualty Insurance Company (“Medmarc”) agreed to a settlement that resolved all matters with respect to the pending lawsuit between the parties related to the recovery of insurance proceeds for a claim associated with the Company’s former ICD business.  Medmarc made the settlement payment to the Company on June 9, 2006 and each party agreed to dismiss with prejudice all claims against the other in the pending lawsuit.

As a result of the settlement with Medmarc, the Company recorded a $268,000 gain, net of $6,000 for alternative minimum taxes, from discontinued operations for the nine months ended July 31, 2006.  There were no adjustments made to discontinued operations during the third quarter of 2006.  The Company expects that the only expense for discontinued operations in the future will be the purchase of product liability insurance for as long as the Company believes it necessary to cover ICDs that remain implanted in patients.  The current policy for product liability insurance covering ICDs expires in July 2007.

The $191,000 loss from discontinued operations for the three and nine months ended July 31, 2005 primarily consisted of legal expenses and the purchase of liability insurance coverage for claims associated with the Company’s discontinued ICD products.

Presentation of Cash Flows from Discontinued Operations.  Effective with the quarter ended July 31, 2006, the Company retroactively revised the presentation of operating and financing cash flows attributable to discontinued operations for fiscal 2005 and for the nine months ended July 31, 2005, which in prior periods was reported within operating cash flows.

The following table shows the revisions that have been made to the Consolidated Statements of Cash Flows for the nine months ended July 31, 2005 and the year ended October 31, 2005 to reflect the restriction of $400,000 of cash for the fiscal 2006 payments on the promissory note to ELA Medical:

	As Reported		Revised
(In thousands)	2005	Revisions	2005
Nine months ended July 31, 2005

Cash Flows From Operating Activities:
Net cash used in continuing operations	$(252)	$—	$(252)
Cash restricted for discontinued operations	(400)	400	—
Cash used in operating activities of discontinued operations	(660)	—	(660)
Net cash used in operating activities	$(1,312)	$400	$(912)

Cash Flows From Financing Activities:
Net cash provided by financing activities from continuing operations	$14	$—	$14
Cash restricted for discontinued operations	—	(400)	(400)
Net cash provided by (used in) financing activities	$14	$(400)	$(386)

	As Reported		Revised
(In thousands)	2005	Revisions	2005
Year ended October 31, 2005

Cash Flows From Operating Activities:
Net cash provided by continuing operations	$89	$—	$89
Cash restricted for discontinued operations	(400)	400	—
Cash used in operating activities of discontinued operations	(804)	—	(804)
Net cash used in operating activities	$(1,115)	$400	$(715)

Cash Flows From Financing Activities:
Net cash provided by financing activities from continuing operations	$14	$—	$14
Cash restricted for discontinued operations	—	(400)	(400)
Net cash provided by (used in) financing activities	$14	$(400)	$(386)

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

Item 2.    Management’s Discussion and Analysis.

Forward-Looking Statements and Risk Factors

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate,” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially including the following: (i) the Company’s ability to successfully operate its business including its ability to develop, improve and update its cardiorespiratory diagnostic products sold under the MedGraphics and New Leaf product brand names, (ii) the Company’s ability to effectively manufacture and ship its products in anticipated required quantities to meet customer demands, (iii) the Company’s ability to successfully defend itself from product liability claims related to its cardiorespiratory diagnostic products and claims associated with its prior cardiac stimulation products, (iv) the Company’s ability to protect its intellectual property, and (v) the Company’s dependence on third-party vendors.

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

Overview

The Company is a medical device manufacturer with reported product revenues of $23.8 million for the year ended October 31, 2005.  Domestic product sales and service revenues accounted for 83.5% of revenue for the year ended October 31, 2005 while international product sales accounted for the remaining 16.5%.

The Company, through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names.  These cardiorespiratory diagnostic systems have a wide range of applications in healthcare, wellness and health and fitness.

Healthcare professionals use these cardiorespiratory diagnostic systems products to diagnose shortness of breath and lung diseases such as asthma and emphysema, and manage related treatment.  Through breath-by-breath analysis, some of the Company’s cardiorespiratory diagnostic systems measure fitness or conditioning levels to help physicians diagnose heart diseases such as heart failure and coronary disease.  Other health professionals use cardiorespiratory diagnostic systems to measure calorie consumption and to prescribe safe and effective exercise in rehabilitation, weight management, general fitness, and athletic performance.  All of these applications are accomplished by measuring air flow and the concentrations of inhaled and exhaled gases such as oxygen and carbon dioxide while a person is at rest, or exercising on a bike or treadmill.  Professionals use this same assessment of gases and air flow to determine nutritional requirements of critically ill patients in a hospital or to design a weight loss program for members in a health club wishing to assess the number of calories they should consume and burn daily.

Revenues consist of equipment and supply sales and service revenues.  Equipment and supply sales reflect sales of non-invasive cardiorespiratory diagnostic equipment and aftermarket sales of peripherals and supplies.  Service revenues reflect revenues from extended service contracts, non-warranty service visits and additional training.

Total revenue for the third quarter of 2006 was $8.8 million, an increase of 45.2% from $6.1 million in 2005.  Operating expenses for the second quarter of 2006 were $3.7 million, an increase of 19.7% from $3.1 million in 2005.  Income from continuing operations for the three months ended July 31, 2006 was $655,000, or $0.17 per diluted share, compared to a loss of $77,000, or $0.02 per diluted share, for the same period in 2005.  Net income for the three months ended July 31, 2006 was $655,000 or $0.17 per diluted share, compared to a net loss of $268,000, or $0.07 per diluted share, for the same period in 2005, which included a $191,000 loss from discontinued operations.

For the nine months ended July 31, 2006, total revenue increased 34.0% to $22.9 million from $17.1 million for the same period in 2005.  Operating expenses for the nine months ended July 31, 2006 increased 12.4% to $10.5 million from $9.4 million for the same period in 2005.  Income from continuing operations for the nine months ended July 31, 2006 was $946,000, or $0.25 per diluted share, compared to a loss of $1.0 million, or $0.29 per diluted share, for the same period in 2005.  Net income for the nine months ended July 31, 2006 was $1.2 million, or $0.32 per diluted share, and included a $268,000 gain from discontinued operations.  Net loss for the nine months ended July 31, 2005 was $1.2 million, or $0.34 per diluted share, and included a $191,000 loss from discontinued operations.

In its press release dated January 9, 2006, the Company included the following as some of its objectives and goals for fiscal 2006:

•                  A drive toward achieving and sustaining profitability;

•                  A fourth consecutive year of double-digit year-over-year revenue growth;

•                  The introduction of new cardiorespiratory diagnostic products;

•                  Continuation of the expansion of our domestic and international sites offering New Leaf brand active metabolic assessments; and

•                  Further expansion of the New Leaf brand products for weight management, exercise and athletic performance.

After nine months, the Company has made significant progress against these objectives and goals.

•                  The third quarter of 2006 marked the Company’s fourth consecutive profitable quarter;

•                  The Company achieved double-digit year-over-year revenue growth for the ninth quarter in a row.  With year-over-year revenue growth for the nine months ended July 31, 2006 of 34.0%, the Company’s annual goal is clearly within reach.  Third quarter 2006 revenue of $8.8 million is another record revenue quarter;

•                  While important progress in the development of new cardiorespiratory diagnostic products has been made, the Company is now planning to introduce these new products in 2007;

•                  The Company has grown the number of new sites offering New Leaf brand active metabolic assessments and generated a record number of new consumers participating in the New Leaf Active Metabolic Training TM program; and

•                  The New Leaf branded EnergySmart™ online nutrition, meal planning and tracking system was launched in February 2006.  This program is designed to help consumers from weight conscious adults and children to recreational and elite athletes properly “fuel” and train their metabolism.

Revenue

The increase in total revenue of 45.2% for the third quarter of 2006 marked the Company’s largest year-over-year quarterly increase.  Domestic product revenue for the third quarter of 2006 has increased by 27.0%.  International product revenue increased 146.0% while service revenue decreased 8.2% as a result of the 12-month warranty included with new system sales.

For the nine months ended July 31, 2006, year-over-year total revenue increased by 34.0%.  Domestic product revenue has increased by 28.4%.  International product revenue increased 88.0% while service revenue decreased 6.3% due to the amount of new systems sold that include a 12-month warranty.

Sales of the Ultima PF cardiorespiratory diagnostic system are contributing significantly to both domestic and international revenue growth.  Third quarter revenue grew as a result of new equipment and service sales to one of our clinical research customers.  The Company sells its cardiorespiratory diagnostic systems and services to this customer for use in conducting safety and efficacy clinical trial studies both in the United States and internationally.  This customer accounted for 37.7% and 18.4% of revenue for the three and nine months ended July 31, 2006, respectively.  The Company expects revenue from this customer to continue in the next two quarters at levels that exceed 10% of revenues.

Although sales to the single customer had an important impact on the third quarter, it should be noted that 2006 year-to-date revenue without that customer exceeded revenue reported for the same period in 2005.  When you subtract the revenue associated with this single customer, revenue for the nine months ended July 31, 2006 increased by $1.6 million or 9.3% to $18.7 million compared to $17.1 million for the same period in 2005.

Service revenue decreased $57,000 during the third quarter of 2006 compared to the same quarter in 2005.  For the nine months ended July 31, 2006, service revenue decreased $133,000 compared to the same period in 2005.  These decreases are due to the number of new systems purchased that include 12-month warranties, which reduces our extended service contract revenue.  The Company believes this is temporary and will change as newly installed equipment becomes eligible for extended service contracts or billable service calls.

Gross Margin

Gross margin percentage for the three month period ended July 31, 2006 of 49.4% of revenue was comparable to 49.5% for the same period in 2005.  For the nine months ended July 31, 2006, gross margin percentage increased to 50.0% from 48.6% for the same period in 2005.  The Company’s gross margin percentage for the last two sequential quarters has been consistent and has also been comparable to gross margin percentages reported for the same periods in 2005.  The Company anticipates similar gross margin performance in this year’s fourth quarter and 2007’s first quarter.

Selling and Marketing

Selling and marketing expenses for the three months ended July 31, 2006 increased by 11.0% to $1.9 million compared to $1.7 million for the same period in 2005.  For the nine months ended July 31, 2006, selling and marketing expenses increased by 6.1% to $5.6 million compared to $5.3 million for the same period in 2005.

Third quarter 2006 selling and marketing expenses related to new sales and sales support personnel, travel and customer support expenses increased in the aggregate by $116,000.  In addition, the cost of equipment sales demonstrations to potential customers increased by $39,000 to contribute to the overall increase in selling and marketing expenses for the quarter.

For the nine months ended July 31, 2006, selling and marketing expenses related to new sales and sales support personnel and travel increased by $174,000.  In addition, increased expenses for commissions, equipment demonstrations and trade shows of $65,000, $59,000 and $46,000, respectively, are components of the overall increase in selling and marketing expenses for the nine months ended July 31, 2006.

General and Administrative

General and administrative expenses for the three months ended July 31, 2006 increased by $295,000 to $954,000 compared to $659,000 for the same period in 2005.  For the nine months ended July 31, 2006, general and administrative expenses increased by $732,000 to $2.7 million compared to $1.9 million for the same period in 2005.

The increase in general and administrative expenses for both the three and nine months ended July 31, 2006 reflects increased accruals for employee incentive plans due to the expected achievement of defined incentive plan objectives for 2006.  Employee incentive plan expenses increased by $233,000 to $258,000 for the three months ended July 31, 2006 compared to $25,000 for the same period in 2005.  For the nine months ended July 31, 2006, employee incentive plan expenses increased by $429,000 to $606,000 compared to $177,000 for the same period in 2005.  Management believes that general and administrative expenses for the fourth quarter of 2006 will be higher than the same period of 2005 for the same reason, increased accruals for employee incentive plans.

General and administrative expenses also included non-cash expenses of $50,000 and $187,000 for the three and nine months ended July 31, 2006, respectively, for stock-based compensation associated with variable options compared to $25,000 for both comparable periods in 2005.  The Company’s Compensation Committee accelerated the vesting of all unvested variable options.  Consequently, there will be no further expenses for these options.  See Note 4 to the Consolidated Financial Statements, “Stock-Based Compensation,” in this Form 10-QSB for additional discussion of variable options.

In addition, there was a $71,000 difference in general and administrative expenses due to decreases of $2,000 and $73,000 in the accrual for doubtful accounts for the nine months ended July 31, 2006 and 2005, respectively.  These decreases generally lower the allowance for doubtful accounts that is no longer necessary because of improved cash collections for past due customer accounts.  Future changes to the provision for doubtful accounts are directly related to payment patterns and outstanding balances of a few customers together with variations in the total balance of outstanding receivables.

Professional fees decreased by $49,000 and $96,000 for the three and nine months ended July 31, 2006.  Directors’ compensation increased by $15,000 and $34,000 and consulting expenses increased by $24,000 and $58,000 for the same three and nine month periods, offsetting the decrease in professional fees.

General and administrative expenses also included $15,000 in consulting expenses associated with Sarbanes-Oxley compliance for the third quarter of 2006 compared to $21,000 for the same period in 2005.  For the nine months ended July 31, general and administrative expenses included $49,000 for Sarbanes-Oxley compliance in 2006 compared to $74,000 for the same period in 2005.

Research and Development

Research and development expenses for the three months ended July 31, 2006 increased $121,000 to $603,000 from $482,000 for the same period in 2005.  For the nine months ended July 31, 2006, research and development expenses increased $105,000 to $1.6 million compared to $1.5 million for the same period in 2005.

Research and development expenses for new personnel increased by $74,000 and $71,000 for the three and nine months ended July 31, 2006, respectively.  These expenses account for the majority of the increase in research and development costs for the respective periods.  The Company’s current new product development initiatives include products targeted for asthma, allergy and primary care physicians, health & fitness club professionals as well as international markets.  Initial product development phases have been completed and these new products are planned for release in 2007.  In addition, the Company is also developing new designs and new components for use in existing cardiorespiratory diagnostic products.

Amortization of Intangibles

Amortization of developed technology was $203,000 for each of the three month periods ended July 31, 2006 and 2005 and $609,000 for each of the nine-month periods ended July 31, 2006 and 2005.

Interest Income

Interest income for the three months ended July 31, 2006 increased to $22,000 from $10,000 for the same period in 2005.  For the nine months ended July 31, 2006, interest income increased to $50,000 as compared to $26,000 for the same period in 2005.  The increase in interest income is principally due to an increase in interest rates.

Provision for Taxes

The Company recorded a provision for income taxes to reflect U.S. and State alternative minimum taxes (“AMT”).  The Company is required to pay AMT even though it has substantial federal net operating loss carry forwards.  See Note 10 to the Consolidated Financial Statements, “Income Taxes,” in this Form 10-QSB for additional discussion of income taxes.

Discontinued Operations

The net gain from discontinued operations of $268,000 for the nine months ended July 31, 2006 reflects the net difference after recording the agreed upon insurance recovery and the associated legal fees that were contingent upon the recovery together with other additional consulting fees and miscellaneous litigation expenses.  The $191,000 loss from discontinued operations for the three and nine months ended July 31, 2005 primarily consisted of legal expenses and the purchase of liability insurance coverage for claims associated with the Company’s discontinued ICD products.  See Note 9 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” in this Form 10-QSB for additional discussion of the litigation settlement with Medmarc.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the past several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, and through the use of cash balances.

The Company had cash and cash equivalents of $2.5 million and working capital of $8.2 million as of July 31, 2006.  During the nine months ended July 31, 2006, the Company generated $759,000 in cash from continuing operations in part because its net income of $1.2 million included $810,000 of depreciation and amortization.

Cash was generated by increases of $1.0 million in advance payments from customers, $660,000 in accounts payable, $558,000 in employee compensation and $560,000 in deferred income.  Advance payments from customers are associated with orders for equipment received from a new customer.  Cash was used for increases of $2.1 million and $1.9 million in inventories and accounts receivable, respectively.  The increases in both inventories and accounts payable are necessary to support the new customer’s orders for cardiorespiratory diagnostic equipment.

On June 9, 2006, the Company received the settlement payment from Medmarc for the insurance recovery related to expenses associated with previously discontinued ICD products.  As a result, the Company generated $851,000 in cash from operating activities of discontinued operations.  The cash received from operating activities of discontinued operations was net of the legal fees, consulting and other expenses related to the ELA Medical settlement and Medmarc litigation.

During the nine months ended July 31, 2006, the Company used $272,000 in cash for the purchase of property and equipment.  The Company has no material commitments for capital expenditures for fiscal year 2006.

In connection with the June 30, 2005 $1.4 million settlement agreement with ELA Medical, the Company executed a $400,000 promissory note that required a payment of $200,000 that was made on December 31, 2005 and another $200,000 payment made on June 30, 2006.  These payments are reflected in the Consolidated Statement of Cash Flows for the nine months ended July 31, 2006 as promissory note payments within Cash Flows from Financing Activities.  The promissory note was backed up with an irrevocable bank letter of credit.  The Company was required to collateralize the irrevocable bank letter of credit with cash that was classified as cash restricted for discontinued operations at October 31, 2005.  See Note 9 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” in this Form 10-QSB for additional discussion.

The Company believes that its liquidity and capital resource needs for the next 12 months will be met through its current cash and cash equivalents and cash flows from operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The Company had no unregistered sales of equity securities during the three months ended July 31, 2006.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any equity securities during the three months ended July 31, 2006.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 25, 2006, the Company held its Annual Meeting of Shareholders.  At the meeting, the following action was taken:

Election of Directors

The following persons were elected to the Company’s Board of Directors, receiving the votes set forth opposite their names:

Name	Votes For	Votes Withheld
Arnold A. Angeloni	3,450,686	16,930
K. James Ehlen, M.D.	3,462,873	4,743
John C. Penn	3,463,488	4,128
Rodney A. Young	3,463,481	4,135

Ratify the Appointment of KPMG LLP as independent registered public accounting firm for the Company for the fiscal year ending October 31, 2006

The shareholders ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2006.  The proposal was ratified by the following vote:

For	3,464,788
Against	1,122
Abstain	1,706
Broker Nonvote	0

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a)           The following exhibits are included herein:

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
99.1	Press release dated September 11, 2006 reporting Angeion Corporation’s results of operations for the three and nine months ended July 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date:	September 11, 2006	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 11, 2006	/s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer
(Chief Accounting Officer)