Form 10QSB/A
period 2006-01-31
ANGEION CORP/MN
filed 2007-01-29
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amended Quarterly Report)

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

EXPLANATORY STATEMENT

This Form 10-QSB/A amends and restates the Company’s Form 10-QSB for the quarter ended January 31, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2006 (the “Original Filing”), and is being filed to reflect the restatement of the financial statements and other financial information of the Company for the first fiscal 2006 quarter ended January 31, 2006.

In connection with the audit of the Company’s consolidated financial statements as of and for the year ended October 31, 2006, the Company concluded that its consolidated financial statements for the first, second and third quarters of fiscal year 2006 should be restated as a result of a misapplication of an accounting principle regarding the accounting for income taxes in those financial statements.  The restatement does not change income before taxes and will have no cash impact on the results of these three periods.

During the first, second and third quarters of fiscal 2006 the Company did not correctly apply Generally Accepted Accounting Principles (“GAAP”) relating to accounting for the utilization of pre-emergence bankruptcy net operating loss (“NOL”) carry forwards.  The Company has determined that during the first three quarters of the fiscal year, it should have applied American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”) to the utilization of its pre-emergence bankruptcy NOL carry forwards.  Angeion was in Chapter 11 Bankruptcy Reorganization from June 2002 to October 2002.

Under SOP 90-7, the benefits realized from pre-emergence bankruptcy NOLs should not have been reflected on the Company’s consolidated statements of operations as a reduction in the provision for taxes.  Instead, the benefits should have been reflected in the consolidated financial statements first by reducing the specified intangible assets (including goodwill) resulting from the reorganization until exhausted and thereafter been reported as an increase to additional paid-in capital.

It is important to note that the application of this accounting principle changes only the financial reporting related to income taxes.  The amount of income taxes payable is determined after utilizing the Company’s pre-emergence bankruptcy NOLs and does not change cash flows.

Therefore, the Company has:

•                  Increased the provision for tax from continuing operations by $94,000 for the three months ended January 31, 2006, and

•                  Decreased goodwill by $189,000, decreased other current liabilities and accrued expenses by $5,000 and decreased deferred income tax liabilities by $90,000 as of January 31, 2006.

See Note 11 to the Consolidated Financial Statements, “Restatement of Quarterly Financial Statements,” for further details.

In addition to the adjustments discussed above, this restatement includes adjustments for the reclassification of bonus expenses previously included in general and administrative expenses to other statement of operations expense captions to properly classify bonus expense to the salary of the employee who earned the bonus and the Company’s revisions of certain discontinued operating cash flows to a financing cash flow.  We refer to these as Other Adjustments, which were immaterial, individually and in the aggregate, to the previously issued financial statements.

For the convenience of the reader, this Form 10-QSB/A sets forth the Original Filing in its entirety.  However, this Form 10-QSB/A only amends and restates certain information in Items 1, 2 and 3 of Part I of the Original Filing, in each case solely as a result of and to reflect the restatement, and no other information in the Original Filing is amended.  The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.  Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and these forward looking statements should be read in their historical context.  In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to include certifications re-executed as of the date of this Form 10-QSB/A from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A as exhibits 31 and 32.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2006 and October 31, 2005

(unaudited, in thousands except share and per share data)

	Restated January 31, 2006	October 31, 2005
Assets

Current assets:
Cash and cash equivalents	$1,160	$1,072
Cash restricted for discontinued operations	200	400
Accounts receivable, net of allowance for doubtful accounts of $225 and $210, respectively	4,383	4,100
Inventories	3,846	3,455
Prepaid expenses and other current assets	113	280
Current assets of discontinued operations	696	700
Total current assets	10,398	10,007

Property and equipment, net of accumulated depreciation of $1,661 and $1,598, respectively	1,007	1,035
Intangible assets, net	5,295	5,498
Goodwill	139	328
Total Assets	$16,839	$16,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,359	$1,184
Employee compensation	1,200	1,166
Deferred income	784	871
Warranty reserve	183	175
Other current liabilities and accrued expenses	344	366
Current liabilities of discontinued operations	213	517
Total current liabilities	4,083	4,279

Long-term liabilities:
Long-term deferred income	428	319
Deferred income taxes	248	337
Total long-term liabilities	676	656
Total Liabilities	4,759	4,935

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding, 3,613,352 shares in 2006 and 3,609,325 shares in 2005	361	361
Additional paid-in capital	17,752	17,589
Deferred compensation	(112)	(14)
Accumulated deficit	(5,921)	(6,003)
Total shareholders’ equity	12,080	11,933
Total Liabilities and Shareholders’ Equity	$16,839	$16,868

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended January 31,
	Restated 2006	2005
Revenues
Equipment and supply sales	$6,247	$4,285
Service revenue	686	745
	6,933	5,030
Cost of goods sold
Cost of equipment and supplies	3,281	2,596
Cost of service revenue	123	101
	3,404	2,697

Gross margin	3,529	2,333

Operating expenses:
Selling and marketing	1,953	1,707
General and administrative	713	664
Research and development	483	478
Amortization of intangibles	203	203
	3,352	3,052

Operating income (loss)	177	(719)

Interest income	9	8

Income (loss) before taxes	186	(711)

Provision for taxes	100	—

Income (loss) from continuing operations	86	(711)
Loss from discontinued operations, net of $0 taxes	(4)	—
Net income (loss)	$82	$(711)

Earnings (loss) per share - basic
Continuing operations	$0.02	$(0.20)
Discontinued operations	—	—
Net income (loss)	$0.02	$(0.20)

Earnings (loss) per share - diluted
Continuing operations	$0.02	$(0.20)
Discontinued operations	—	—
Net income (loss)	$0.02	$(0.20)

Weighted average common shares outstanding
Basic	3,611	3,603
Diluted	3,635	3,603

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended January 31,
	Restated 2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$82	$(711)
Loss from discontinued operations	4	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	266	323
Stock-based compensation	56	—
Deferred income taxes	100	—
Changes in operating assets and liabilities:
Accounts receivable	(283)	709
Inventories	(391)	(44)
Prepaid expenses and other current assets	167	90
Accounts payable	175	(415)
Employee compensation	34	6
Deferred income	22	(93)
Warranty reserve	8	2
Other current liabilities and accrued expenses	(22)	76
Net cash provided by (used in) continuing operations	218	(57)

Cash used in operating activities of discontinued operations	(104)	(22)
Net cash provided by (used in) operating activities	114	(79)

Cash Flows From Investing Activities:
Purchase of property and equipment	(35)	(49)
Net cash used in investing activities	(35)	(49)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	9	7
Net cash provided by financing activities of continuing operations	9	7
Cash provided by (used in) financing activities of discontinued operations:
Promissory note payment	(200)	—
Cash restricted for discontinued operations	200	—
Net cash provided by financing activities	9	7

Net increase (decrease) in cash and cash equivalents	88	(121)

Cash and cash equivalents at beginning of period	1,072	2,390

Cash and cash equivalents at end of period	$1,160	$2,269

Supplemental disclosure of non-cash investing activities:

During the quarter ended January 31, 2006, the Company decreased goodwill and the deferred tax valuation allowance by $189,000 from the usage of pre-emergence bankruptcy net operating loss carry forwards.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006

(Unaudited)

1.                                      Basis of Presentation

The accompanying consolidated balance sheet as of January 31, 2006 and the consolidated statements of operations and cash flows for the three months ended January 31, 2006 have been restated.  The nature of the restatement and the effect on the financial statement line items are discussed in Note 11 to the Consolidated Financial Statements, “Restatement of Quarterly Financial Statements.”

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements of accounting for and reporting a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the statement.  The Company has adopted SFAS No. 154.  See Note 11 to the Consolidated Financial Statements, “Restatement of Quarterly Financial Statements,” for further details.

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

	Three Months Ended January 31,
	Restated
(In thousands, except for per share amounts)	2006	2005
Net income (loss):
As reported	$ 82	$ (711)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	35	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(21)
Pro forma	$ 114	$ (732)
Net income (loss) per share – basic and diluted
As reported	$ 0.02	$ (0.20)
Pro forma	$ 0.03	$ (0.20)

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

5.                                      Inventories

Inventories consisted of the following at January 31, 2006 and October 31, 2005:

(In thousands)	2006	2005
Raw materials	$ 1,766	$ 1,304
Work-in-progress	454	186
Finished goods	1,626	1,965
	$ 3,846	$ 3,455

6.                                      Intangible Assets and Goodwill

Intangible assets consisted of the following at January 31, 2006 and October 31, 2005:

(In thousands)	2006	2005
Intangible assets:
Developed technology	$ 6,900	$ 6,900
Trade name (unamortized)	1,000	1,000
	7,900	7,900

Amortization - developed technology	(2,605)	(2,402)
	$ 5,295	$ 5,498

Amortization expense was $203,000 for each of the three month periods ended January 31, 2006 and 2005.

Intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years.  If the Company utilizes pre-emergence bankruptcy net operating loss carryforwards (“NOLs”), the Company will sequentially reduce the cost of goodwill, trade name and developed technology until the net carrying cost of these assets is zero.  To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced.  Estimated amortization expense for the remainder of fiscal year 2006 and for each of the succeeding years based on the intangible assets as of January 31, 2006, which does not reflect the possible reduction discussed above, is as follows:

(In thousands)	Amortization
Nine months ending October 31, 2006	$ 609
2007	779
2008	779
2009	778
2010	450
Thereafter	900
$ 4,295

Goodwill consisted of the following at January 31, 2006 and October 31, 2005:

(In thousands)	Goodwill
Balance at October 31, 2005	$ 328
Reduction in balance due to utilization of pre-emergence bankruptcy NOLs (restated)	(189)
Balance at January 31, 2006 (restated)	$ 139

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

(In thousands)	2006	2005
Balance, beginning of period	$ 175	$ 155
Warranty provisions	86	66
Warranty claims	(78)	(64)
Balance, end of period	$ 183	$ 157

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

Shares used in the earnings per share computations for the three months ended January 31, 2006 and 2005 are as follows:

(In thousands)	2006	2005
Weighted average common shares outstanding – basic	3,611	3,603
Dilutive effect of stock options	24	—
Weighted average common shares outstanding - diluted	3,635	3,603

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

See Note 11 to the Consolidated Financial Statements, “Restatement of Quarterly Financial Statements,” for revisions associated with the presentation of cash flows from discontinued operations.

10.                               Income Taxes (Restated)

The Company has recorded a provision for taxes from continuing operations of $100,000 for the three months ended January 31, 2006.  The provision for taxes has been calculated and presented in the statement of operations as if the Company’s earnings were fully taxable.  The amount of income taxes payable is determined after utilizing the Company’s pre-emergence bankruptcy NOLs.  Under American Institute of Certified Public Accountants Statement of

Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the tax benefit for the utilization of these loss carry forwards must be recognized as a reduction of intangibles rather than a reduction of the provision for taxes in the statement of operations.  See Note 11 to the Consolidated Financial Statements, “Restatement of Quarterly Financial Statements,” for further details.

The Company had a federal net operating loss carry forward at October 31, 2005 of approximately $130.6 million, which is available to reduce income taxes payable in future years.  If not used, this carry forward will expire in years 2006 through 2025.  Approximately $72.5 million of this carry forward will expire over the next five years.  In addition, the Company has a general business tax credit carry forward of approximately $989,000 that is available to reduce future Federal income taxes, if any.  If not used, these general business tax credits will expire in years 2006 through 2014.  Approximately $515,000 of the general business tax carry forward will expire over the next five years.  The Company also has $90,000 of alternative minimum tax credit carry forwards that do not have expiration dates.  Under the Tax Reform Act of 1986, the utilization of these tax loss and tax credit carry forwards may be limited as a result of significant changes in ownership.  Even though the Company has substantial federal net operating loss carry forwards, any income is still subject to U.S. and State Alternative Minimum Taxes.

The Company has recorded a full valuation allowance against its net deferred tax asset, excluding the effect of deferred tax liability which is unable to be used as a source of income against these deferred tax assets, based on its belief that it is more likely than not that the asset will not be realized in the future.  This determination was made in a prior fiscal year and is still applicable for the first quarter of 2006.  The Company will continue to assess the need for a full valuation allowance in future quarters.  The Company has recognized a deferred tax liability of $248,000 as of January 31, 2006 related to an indefinite lived intangible that is being amortized for tax purposes.  Under SOP 90-7, a substantial portion of any future reversal of the valuation allowance will first reduce any intangible assets and then be credited directly to additional paid-in capital.  After the exhaustion of pre-emergence bankruptcy NOLs, approximately $2.3 million of the valuation allowance is related to post-bankruptcy NOLs and would be available to reduce the provision for taxes in the statement of operations.

11.                               Restatement of Quarterly Financial Statements

In connection with the audit of the Company’s consolidated financial statements as of and for the year ended October 31, 2006, the Company concluded that its consolidated financial statements for the first, second and third quarters of fiscal year 2006 should be restated as a result of a misapplication of an accounting principle regarding the accounting for income taxes in those financial statements.  The restatement does not change income before taxes and will have no cash impact on the results of these three periods.

During the first, second and third quarters of fiscal 2006 the Company did not correctly apply Generally Accepted Accounting Principles (“GAAP”) relating to accounting for the utilization of pre-emergence bankruptcy net operating loss (“NOL”) carry forwards.  The Company has determined that during the first three quarters of the fiscal year, it should have applied SOP 90-7 to the utilization of its pre-emergence bankruptcy NOL carry forwards.  Angeion was in Chapter 11 Bankruptcy Reorganization from June 2002 to October 2002.

Under SOP 90-7, the benefits realized from pre-emergence bankruptcy NOLs should not have been reflected on the Company’s consolidated statements of operations as a reduction in the provision for taxes.  Instead, the benefits should have been reflected in the consolidated financial statements first by reducing the specified intangible assets (including goodwill) resulting from the reorganization until exhausted and thereafter been reported as an increase to additional paid-in capital.

The following adjustments have been recorded to the previously issued financial statements:

(1)  The Company has increased the provision for taxes from continuing operations by $94,000 for the three months ended January 31, 2006, decreased goodwill by $189,000, decreased other current liabilities and accrued expenses by $5,000 and decreased deferred income tax liabilities by $90,000 as of January 31, 2006 to properly account for income taxes.

(2)  The Company has reclassified $60,000 for the three months ended January 31, 2006 of bonus expenses previously included in general and administrative expenses to other statement of operations expense captions to properly classify bonus expense to the salary of the employee who earned the bonus.

(3)  The Company revised the presentation of operating and financing cash flows attributable to discontinued operations for the three months ended January 31, 2006.  The revision reflects the restriction of $200,000 of cash and the fiscal 2006 payment on the promissory note to ELA Medical as financing activities, rather than operating activities as previously reported.

The Company has restated its balance sheet as of January 31, 2006 and its statements of operations and cash flows for the three months ended January 31, 2006 for the impact of the above items as follows (adjustment number corresponds with the adjustments noted above):

	As of January 31, 2006
	As
	Previously	Adjustments		As
(In thousands)	Reported	Amount	No.	Restated
Balance Sheet Data:
Goodwill	328	(189)	1	139
Total Assets	17,028	(189)		16,839

Other current liabilities and accrued expenses	349	(5)	1	344
Total current liabilities	4,088	(5)		4,083
Deferred income taxes	338	(90)	1	248
Total long-term liabilities	766	(90)		676
Total Liabilities	4,854	(95)		4,759
Accumulated deficit	(5,827)	(94)	1	(5,921)
Total shareholders’ equity	12,174	(94)		12,080
Total Liabilities and Shareholders’ Equity	$ 17,028	$ (189)		$ 16,839

	Three Months Ended January 31, 2006
	As
	Previously	Adjustments		As
(In thousands)	Reported	Amount	No.	Restated
Statement of Operations Data:
Revenues:
Equipment and supply sales	$ 6,247	$ —		$ 6,247
Service revenue	686	—		686
	6,933	—		6,933
Cost of goods sold:
Cost of equipment and supply sales	3,262	19	2	3,281
Cost of service revenue	123	—		123
	3,385	19		3,404
Gross margin	3,548	(19)		3,529
Operating expenses:
Selling and marketing	1,923	30	2	1,953
General and administrative	773	(60)	2	713
Research and development	472	11	2	483
Amortization of intangibles	203	—		203
	3,371	(19)		3,352
Operating income	177	—		177
Interest income	9	—		9
Income before taxes	186	—		186
Provision for taxes	6	94	1	100

Income from continuing operations	180	(94)		86
(Loss) from discontinued operations, net of $0 taxes	(4)	—		(4)
Net income	$ 176	$ (94)		$ 82

Earnings per share – basic	$ 0.05	$ (0.03)		$ 0.02
Earnings per share - diluted	$ 0.05	$ (0.03)		$ 0.02

	Three Months Ended January 31, 2006
	As
	Previously	Adjustments		As
(In thousands)	Reported	Amount	No.	Restated
Statement of Cash Flows Data:
Cash Flows From Operating Activities:
Net income	$ 176	$ (94)	1	$ 82
Deferred income taxes	1	99	1	100

Other current liabilities and accrued expenses	(17)	(5)	1	(22)
Net cash provided by continuing operations	218	—		218
Restricted cash released for discontinued operations	200	(200)	3	—
Cash used in operating activities of discontinued operations	(304)	200	3	(104)
Net cash provided by operating activities	$ 114	$ —		$ 114
Cash Flows From Financing Activities:
Proceeds from issuance of commons stock	9	—		9
Promissory note payment	—	(200)	3	(200)
Cash restricted for discontinued operations	—	200	3	200
Net cash provided by financing activities	$ 9	$ —		$ 9

Item 2.           Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements and Risk Factors

The discussion above contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements by their nature involve substantial risks and uncertainties.  Our actual results may differ materially depending on a variety of factors, including:

•                  Our ability to successfully operate our business including our ability to develop, improve, and update our cardiorespiratory diagnostic products,

•                  Our ability to effectively manufacture and ship products in required quantities to meet customer demands,

•                  Our ability to successfully defend the Company from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products,

•                  Our ability to protect our intellectual property,

•                  Our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures, and

•                  Our dependence on third-party vendors.

Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the following discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to the Annual Report on Form 10-KSB for the year ended October 31, 2005, and subsequently filed reports.

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

Total revenue for the first quarter of 2006 was $6.9 million, an increase of 37.8% from $5.0 million in 2005.  Net income for the three months ended January 31, 2006 was $82,000, or $0.02 per share, compared to a net loss of $711,000, or $0.20 per share, for the same period in 2005.  Net income for the three months ended January 31, 2006 included a $4,000 loss from discontinued operations.

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

Restatement of Financial Statements

In connection with the audit of the Company’s consolidated financial statements as of and for the year ended October 31, 2006, the Company concluded that its consolidated financial statements for the first, second and third quarters of fiscal year 2006 should be restated as a result of a misapplication of an accounting principle regarding the accounting for income taxes in those financial statements.  The restatement does not change income before taxes and will have no cash impact on the results of these three periods.

During the first, second and third quarters of fiscal 2006 the Company did not correctly apply Generally Accepted Accounting Principles (“GAAP”) relating to accounting for the utilization of pre-emergence bankruptcy net operating loss (“NOL”) carry forwards.  The Company has determined that during the first three quarters of the fiscal year, it should have applied American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”) to the utilization of its pre-emergence bankruptcy NOL carry forwards.  Angeion was in Chapter 11 Bankruptcy Reorganization from June 2002 to October 2002.

Under SOP 90-7, the benefits realized from pre-emergence bankruptcy NOLs should not have been reflected on the Company’s consolidated statements of operations as a reduction inthe provision for taxes.  Instead, the benefits should have been reflected in the consolidated financial statements first by reducing the specified intangible assets (including goodwill) resulting from the reorganization until exhausted and thereafter been reported as an increase to additional paid-in capital.

It is important to note that the application of this accounting principle changes only the financial reporting related to income taxes.  The amount of income taxes payable is determined after utilizing the Company’s pre-emergence bankruptcy NOLs and does not change cash flows.

Therefore, the Company has:

•                  Increased the provision for taxes by $94,000 for the three months ended January 31, 2006, and

•                  Decreased goodwill by $189,000, decreased other current liabilities and accrued expenses by $5,000 and decreased deferred income tax liabilities by $90,000 as of January 31, 2006.

In addition to the adjustments discussed above, this restatement includes adjustments for the reclassification of bonus expenses previously included in general and administrative expenses to other statement of operations expense captions to properly classify bonus expense to the salary of the employee who earned the bonus and the Company’s revision of certain discontinued operating cash flows to a financing cash flow.  We refer to these as Other Adjustments, which were immaterial, individually and in the aggregate, to the previously issued financial statements.

See Note 11 to the Consolidated Financial Statements, “Restatement of Quarterly Financial Statements,” in this Form 10-QSB/A for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

Results of Operations

The Company recorded net income of $82,000 for the three months ended January 31, 2006 compared to a net loss of $711,000 for the same period in 2005.  Net income for the three months ended January 31, 2006 included a $4,000 loss from discontinued operations.

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

Gross Margin

Gross margin percentage for the three months ended January 31, 2006 increased to 50.9% of revenue compared to 46.4% for the same period in 2005.  The overall improvement in gross margin percentages is due to improved manufacturing efficiencies associated with increased volume together with improved gross margins on the Company’s new products.

Selling and Marketing

Selling and marketing expenses for the three months ended January 31, 2006 increased by 14.4% to $2.0 million compared to $1.7 million for the same period in 2005.  The 41.9% increase in domestic sales for the first three months of 2006 resulted in a $137,000 or 57% increase in commission expenses.  In addition, $68,000 of the increase was planned incremental trade show spending for the first quarter of 2006 compared to the first quarter of 2005.

General and Administrative

General and administrative expenses for the three months ended January 31, 2006 increased by 7.4% to $713,000 compared to $664,000 for the same period in 2005.  General and administrative expenses for the first quarter of 2006 included $56,000 for stock-based compensation associated with variable options compared to no expense in this area for 2005.  In addition, there was a $50,000 increase in general and administrative expenses due to a $15,000 increase in the provision for doubtful accounts for 2006 compared to a $35,000 decrease in the provision for doubtful accounts for 2005.  See Note 4 to the Consolidated Financial Statements, “Stock-Based Compensation,” in this Form 10-QSB/A for additional discussion of variable options.

General and administrative expenses also included $15,000 and $31,500 in consulting expenses associated with Sarbanes-Oxley compliance costs, for the first quarter of 2006 and 2005, respectively.

Research and Development

Research and development expenses for the three months ended January 31, 2006 increased by 1.0% to $483,000 from $478,000 for the same period in 2005.  The Company is currently working on new products intended for use by international markets, asthma, allergy and primary care physicians that are planned for release late in 2006 or early 2007.  In addition, the Company is also implementing new designs and new components for use in its existing systems that have lower costs and are more efficient in the manufacturing process.

Amortization of Intangibles

Amortization of developed technology was $203,000 for each of the three month periods ended January 31, 2006 and 2005.  As further described in Note 6 above, as the Company utilizes pre-emergence bankruptcy net operating loss carryforwards, the Company will sequentially reduce the cost of trade names and developed technology until the net carrying cost is zero.  To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced.

Provision for Taxes

The Company is required to present the provision for taxes for 2006 as if it were fully taxable in accordance with SOP 90-7.  The Company has utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is required to pay only U.S. and State Alternative Minimum Taxes (“AMT”) because it has substantial federal net operating loss carry forwards.  The tax benefit for using pre-emergence bankruptcy NOLs has been recorded as a reduction of goodwill in the first quarter of 2006.  See Note 11 to the Consolidated Financial Statements, “Restatement of Financial Statements,” in this Form 10-QSB/A for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

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

The Company had cash and cash equivalents of $1.4 million, including $200,000 of cash restricted for discontinued operations, and working capital of $6.3 million as of January 31, 2006.  During the three months ended January 31, 2006, the Company generated $218,000 in cash from continuing operations primarily because its net income of $82,000 included non-cash expenses of $266,000 for depreciation and amortization, $56,000 for stock-based compensation and $100,000 of deferred income taxes.  Cash was generated by a decrease of $167,000 in prepaid expenses and other current assets and an increase of $175,000 in accounts payable.  Cash was used for increases of $391,000 and $283,000 in inventories and accounts receivable, respectively.  The increase in both accounts receivable and inventory is necessary to support the Company’s growth in revenue.

The Company used $104,000 in cash for operating activities of discontinued operations, which included legal fees and consulting expenses and other expenses related to the ELA Medical settlement and Medmarc litigation.

During the three months ended January 31, 2006, the Company used $35,000 in cash for the purchase of property and equipment.  The Company has no material commitments for capital expenditures for fiscal year 2006.

In connection with the $1.4 million settlement agreement with ELA Medical, the Company executed a $400,000 promissory note that required a payment of $200,000 that was made on December 31, 2005 and another $200,000 payment due on June 30, 2006.  This payment is reflected in the Consolidated Statement of Cash Flows for the quarter ended January 31, 2006 as a promissory note payment within Cash Flows from Financing Activities. The promissory note is backed up with an irrevocable bank letter of credit.  The Company is required to collateralize the irrevocable bank letter of credit with $200,000 of cash that is classified as cash restricted for discontinued operations at January 31, 2006.

The Company believes that its liquidity and capital resource needs for fiscal year 2006 will be met through its current cash and cash equivalents and cash flows from operations.

Item 3.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Rodney A. Young, and chief financial officer, Dale H. Johnson, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of January 31, 2006.  In this evaluation, the Company originally concluded that its disclosure controls and procedures were effective as of January 31, 2006, as disclosed in the Company’s Form 10-QSB filed on March 6, 2006.

In connection with the restatement, management, under the direction of its chief executive officer and chief financial officer, reevaluated the disclosure controls and procedures and due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes, as described below, concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2006.

The material weakness in internal control over financial reporting related to the Company’s accounting for income taxes.  Specifically, the Company did not have, and through its engagement of third party outside advisers did not acquire, adequate technical expertise to effectively oversee and review the Company’s accounting for the utilization of pre-emergence bankruptcy NOL carry forwards in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.  As a result, the Company restated the financial information included in the first three quarters of the year ended October 31, 2006, including the quarter ended January 31, 2006, as included herein, to correct a material error in accounting for income taxes.

Due to this material weakness in internal control over financial reporting, the Company performed other procedures related to the presentation of income taxes and the use of pre-emergence bankruptcy NOL carry forwards in preparing its restated consolidated financial statements as of and for the quarter ended January 31, 2006 to ensure that these consolidated financial statements were presented fairly, in all material respects, in accordance with U.S. generally accepted accounting principles.

(b) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of the date of the filing of this Quarterly Report on Form 10-QSB/A for the first fiscal quarter of 2006, the material weakness described above has not been remediated.  The Company is taking steps to ensure that it remediates the material weakness by implementing enhanced control procedures over accounting for income taxes.  These steps include education and training of Company management and staff to improve technical expertise with respect to income tax accounting.  The Company is also evaluating whether to replace or augment its current third party tax consulting resources to assist with the Company’s evaluation of complex issues concerning tax accounting to assist management in developing its judgments with respect to these issues.

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

Angeion Corporation
(Registrant)

Date:	January 29, 2007	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer
(Principal Executive Officer)

Date:	January 29, 2007	/s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer
(Chief Accounting Officer)