Form 10QSB/A
period 2006-04-30
ANGEION CORP/MN
filed 2007-01-29
CIK 815093

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

EXPLANATORY STATEMENT

This Form 10-QSB/A amends and restates the Company’s Form 10-QSB for the quarter ended April 30, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2006 (the “Original Filing”), and is being filed to reflect the restatement of the financial statements and other financial information of the Company for the second fiscal 2006 quarter and six months ended April 30, 2006.

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

Therefore, the Company has:

•                  Increased the provision for tax from continuing operations by $80,000 and $174,000 for the three and six months ended April 30, 2006, respectively,

•                  Increased tax expense related to discontinued operations by $97,000 for both periods ended April 30, 2006, and

•                  Decreased goodwill by $328,000, decreased intangible assets by $77,000, decreased other current liabilities and accrued expenses by $7,000 and decreased deferred income tax liabilities by $128,000 as of April 30, 2006.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2006 and October 31, 2005

(unaudited, in thousands except share and per share data)

	Restated April 30, 2006	October 31, 2005
Assets
Current assets:
Cash and cash equivalents	$2,957	$1,072
Cash restricted for discontinued operations	200	400
Accounts receivable, net of allowance for doubtful accounts of $165 and $210, respectively	4,319	4,100
Inventories	4,840	3,455
Prepaid expenses and other current assets	210	280
Current assets of discontinued operations	1,500	700
Total current assets	14,026	10,007

Property and equipment, net of accumulated depreciation of $1,724 and $1,598, respectively	1,105	1,035
Intangible assets, net	5,015	5,498
Goodwill	—	328
Total Assets	$20,146	$16,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,369	$1,184
Employee compensation	1,232	1,166
Advance payments from customers	1,165	—
Deferred income	917	871
Warranty reserve	213	175
Other current liabilities and accrued expenses	411	366
Current liabilities of discontinued operations	725	517
Total current liabilities	7,032	4,279

Long-term liabilities:
Long-term deferred income	509	319
Deferred income taxes	211	337
Total long-term liabilities	720	656
Total Liabilities	7,752	4,935

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding, 3,623,352 shares in 2006 and 3,609,325 shares in 2005	362	361
Additional paid-in capital	17,825	17,589
Deferred compensation	(78)	(14)
Accumulated deficit	(5,715)	(6,003)
Total shareholders’ equity	12,394	11,933
Total Liabilities and Shareholders’ Equity	$20,146	$16,868

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	Restated 2006	2005	Restated 2006	2005
Revenues
Equipment and supply sales	$6,564	$5,367	$12,811	$9,652
Service revenue	648	665	1,334	1,410
	7,212	6,032	14,145	11,062
Cost of goods sold
Cost of equipment and supplies	3,584	2,918	6,865	5,514
Cost of service revenue	99	126	222	227
	3,683	3,044	7,087	5,741

Gross margin	3,529	2,988	7,058	5,321

Operating expenses:
Selling and marketing	1,852	1,858	3,805	3,565
General and administrative	806	614	1,519	1,278
Research and development	571	559	1,054	1,037
Amortization of intangibles	203	203	406	406
	3,432	3,234	6,784	6,286

Operating income (loss)	97	(246)	274	(965)

Interest income	19	8	28	16

Income (loss) before taxes	116	(238)	302	(949)

Provision for taxes	85	—	185	—

Income (loss) from continuing operations	31	(238)	117	(949)
Gain from discontinued operations, net of $103 for income taxes	175	—	171	—
Net income (loss)	$206	$(238)	$288	$(949)

Earnings (loss) per share - basic
Continuing operations	$0.01	$(0.07)	$0.03	$(0.26)
Discontinued operations	0.05	—	0.05	—
Net income (loss)	$0.06	$(0.07)	$0.08	$(0.26)

Earnings (loss) per share - diluted
Continuing operations	$0.01	$(0.07)	$0.03	$(0.26)
Discontinued operations	0.04	—	0.05	—
Net income (loss)	$0.05	$(0.07)	$0.08	$(0.26)

Weighted average common shares outstanding
Basic	3,619	3,606	3,615	3,605
Diluted	3,760	3,606	3,714	3,605

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended April 30,
	Restated 2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$288	$(949)
Gain from discontinued operations	(171)	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	532	628
Stock-based compensation	137	—
Tax benefit from stock options exercised	1	—
Deferred income taxes	279	—
Changes in operating assets and liabilities:
Accounts receivable	(219)	195
Inventories	(1,385)	(209)
Prepaid expenses and other current assets	70	89
Accounts payable	1,185	66
Employee compensation	66	53
Advance payments from customers	1,165	—
Deferred income	236	78
Warranty reserve	38	10
Other current liabilities and accrued expenses	45	(32)
Net cash provided by (used in) continuing operations	2,267	(71)

Cash used in operating activities of discontinued operations	(221)	(103)
Net cash provided by (used in) operating activities	2,046	(174)

Cash Flows From Investing Activities:
Purchase of property and equipment	(196)	(163)
Net cash used in investing activities	(196)	(163)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	35	7
Net cash provided by financing activities of continuing operations	35	7
Cash provided by (used in) financing activities of discontinued operations:
Promissory note payment	(200)	—
Cash restricted for discontinued operations	200	—
Net cash provided by financing activities	35	7

Net increase (decrease) in cash and cash equivalents	1,885	(330)

Cash and cash equivalents at beginning of period	1,072	2,390

Cash and cash equivalents at end of period	$2,957	$2,060

Supplemental disclosure of non-cash investing activities:

During the six months ended April 30, 2006, the Company decreased goodwill $328,000 and intangible assets $77,000 with an offsetting decrease to the deferred tax valuation allowance of $405,000 for the usage of pre-emergence bankruptcy net operating loss carry forwards.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2006

(Unaudited)

1.                                      Basis of Presentation

The accompanying consolidated balance sheet as of April 30, 2006, the consolidated statements of operations for the three and six months ended April 30, 2006, and the consolidated statement of cash flows for the six months ended April 30, 2006 have been restated.  The nature of the restatement and the effect on the financial statement line items are discussed in Note 11 to the Consolidated Financial Statements, “Restatement of Quarterly Financial Statements.”

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

	Three Months Ended April 30		Six Months Ended April 30
(In thousands, except for per share amounts)	Restated 2006	2005	Restated 2006	2005
Net income (loss)
As reported	$206	$(238)	$288	$(949)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	51	—	86	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(25)	(21)	(28)	(42)
Pro forma	$232	$(259)	$346	$(991)

Net income (loss) per share – basic
As reported	$0.06	$(0.07)	$0.08	$(0.26)
Pro forma	$0.06	$(0.07)	$0.10	$(0.27)

Net income (loss) per share – diluted
As reported	$0.05	$(0.07)	$0.08	$(0.26)
Pro forma	$0.06	$(0.07)	$0.09	$(0.27)

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

Closing Price	Percent of Options Exercisable
$ 4.00	15%
4.50	40
5.00	60
5.50	80
6.00	100

Because the vesting for these grants is dependent on achieving these common stock price milestones, the Company has accounted for unvested option grants using variable accounting in accordance with APB No. 25.  Accordingly, the Company determines the intrinsic value of unvested variable option grants at each balance sheet date and records the changes in intrinsic value as deferred compensation.  During the three months ended April 30, 2006, the Company’s stock traded at or above $4.50 per share for more than 20 of 30 consecutive trading days and therefore 31,200, or 40% of these options have vested.  Upon vesting, the options are considered fixed plan awards with no further adjustment to the aggregate intrinsic value.  In addition, all previously recorded deferred compensation expense is charged to earnings upon vesting.  Although no options vest until October 1, 2009 or until the Company’s stock trades at the prices listed in the above table for 20 of 30 consecutive days, these outstanding options are nevertheless deemed to have intrinsic value because the closing price of the Company’s stock at April 30 and January 31, 2006 was $4.80 and $4.23 per share, respectively.  Stock based compensation expense associated with these variable options was $81,000 and $137,000 for the three and six months ended April 30, 2006, respectively.  These amounts include the intrinsic value of the unvested options for the three and six months ended at April 30 2006, respectively, pro-rated from their grant date to the time-based vesting date of October 1, 2009 and the intrinsic value of options that vested during the second quarter of 2006 based on achieving certain stock price levels described above.  The compensation expense for the vested options was based on $4.87 per share, which was the closing price of the Company’s stock on the day these options vested.  As of April 30, 2006, the Company has recorded deferred compensation of $78,000 relating to these unvested variable stock options.

5.                                      Inventories

Inventories consisted of the following at April 30, 2006 and October 31, 2005:

(In thousands)	2006	2005
Raw materials	$1,744	$1,304
Work-in-progress	604	186
Finished goods	2,492	1,965
	$4,840	$3,455

6.                                      Intangible Assets and Goodwill

Intangible assets consisted of the following at April 30, 2006 and October 31, 2005:

(In thousands)	Restated 2006	2005
Intangible assets:
Developed technology	$6,900	$6,900
Trade name (unamortized)	923	1,000
	7,823	7,900

Amortization - developed technology	(2,808)	(2,402)
	$5,015	$5,498

Amortization expense was $406,000 for each of the six-month periods ended April 30, 2006 and 2005.

Intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years.  If the Company utilizes pre-emergence bankruptcy net operating loss carryforwards (“NOLs”), the Company will sequentially reduce the cost of goodwill, trade name and developed technology until the net carrying cost of these assets is zero.  To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced.  Estimated amortization expense for the remainder of fiscal year 2006 and for each of the succeeding years based on the intangible assets as of April 30, 2006, which does not reflect the possible reduction discussed above, is as follows:

(In thousands)	Amortization
Six months ending October 31, 2006	$406
2007	779
2008	779
2009	778
2010	450
Thereafter	900
$4,092

Goodwill and Trade name consisted of the following at April 30, 2006 and October 31, 2005:

(In thousands)	Goodwill	Trade Name
Balance at October 31, 2005	$328	$1,000
Reduction in balance due to utilization of pre-emergence bankruptcy NOL (restated)	(328)	(77)
Balance at April 30, 2006 (restated)	$—	$923

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

Shares used in the earnings per share computations for the three and six months ended April 30, 2006 and 2005 are as follows:

	Three Months Ended April 30		Six Months Ended April 30
(In thousands)	2006	2005	2006	2005
Weighted average common shares outstanding – basic	3,619	3,606	3,615	3,605
Dilutive effect of stock options	141	—	99	—
Weighted average common shares outstanding – diluted	3,760	3,606	3,714	3,605

The dilutive effect of stock options in the above table excludes all options for which the exercise price was higher than the closing market price of $4.80 per share as of April 30, 2006.  The number of option shares excluded from the calculation was 362,800 for the three and six months ended April 30, 2006.  As a result of the net loss, there were no dilutive common shares outstanding for the three and six months ended April 30, 2005, and accordingly, 482,800 were excluded from the calculation.

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

As a result of the settlement with Medmarc, the Company recorded additional discontinued operating expenses of $526,000 for the quarter ended April 30, 2006, primarily reflecting contingent legal fees related to the settlement.  The adjustments to both current assets and current liabilities of discontinued operations resulted in a net gain of $175,000 from discontinued operations for the quarter ended April 30, 2006.  The Company expects that the only expense for discontinued operations in the future will be the purchase of product liability insurance for as long as the Company believes it necessary to cover ICDs that remain implanted in patients.  The current policy for product liability insurance covering ICDs expires in July 2006.

See Note 11 to the Consolidated Financial Statements, “Restatement of Quarterly Financial Statements,” for revisions associated with the presentation of cash flows from discontinued operations.

10.                               Income Taxes (Restated)

The Company has recorded a provision for taxes from continuing operations of $85,000 and $185,000 for the three and six months ended April 30, 2006, respectively.  The Company has also allocated $103,000 of the provision for taxes to discontinued operations for the three and six months ended April 30, 2006.  The provision for taxes has been calculated and presented in the statement of operations as if the Company’s earnings were fully taxable.  The amount of income taxes payable is determined after utilizing the Company’s pre-emergence bankruptcy NOLs.  Under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the tax benefit for the utilization of these loss carry forwards must be recognized as a reduction of intangibles rather than a reduction of the provision for taxes in the statement of operations.  See Note 11 to the Consolidated Financial Statements, “Restatement of Quarterly Financial Statements,” for further details.

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

The Company has recorded a full valuation allowance against its net deferred tax asset, excluding the effect of deferred tax liability which is unable to be used as a source of income against these deferred tax assets, based on its belief that it is more likely than not that the asset will not be realized in the future.  This determination was made in a prior fiscal year and is still applicable for the second quarter of 2006.  The Company will continue to assess the need for a full valuation allowance in future quarters.  The Company has recognized a deferred tax liability of $211,000 as of April 30, 2006 related to an indefinite lived intangible that is being amortized for tax purposes.  Under SOP 90-7, a substantial portion of any future reversal of the valuation allowance will first reduce any intangible assets and then be credited directly to additional paid-in capital.  After the exhaustion of pre- emergence bankruptcy NOLs, approximately $2.3 million of the valuation allowance is related to post-bankruptcy NOLs and would be available to reduce the provision for taxes in the statement of operations.

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

Under SOP 90-7, the benefits realized from pre-emergence bankruptcy NOLs should not have been reflected on the Company’s consolidated statements of operations as a reduction in the provision for taxes.  Instead, the benefits should have been reflected in the financial statements first by reducing the specified intangible assets (including goodwill) resulting from the reorganization until exhausted and thereafter been reported as an increase to additional paid-in capital.

The following adjustments have been recorded to the previously issued financial statements:

(1)  The Company has increased the provision for taxes from continuing operations by $80,000 and $174,000 for the three and six months ended April 30, 2006, respectively, increased tax expense related to discontinued operations by $97,000 for both periods ended April 30, 2006, and decreased goodwill by $328,000, decreased intangible assets by $77,000, decreased other current liabilities and accrued expenses by $7,000 and decreased deferred income tax liabilities by $128,000 as of April 30, 2006 to properly account for income taxes.

(2)   The Company has reclassified $136,000 and $196,000, for the three and six-month periods ended April 30, 2006, respectively, of bonus expenses previously included in general and administrative expenses to other statement of operations expense captions to properly classify bonus expense to the salary of the employee who earned the bonus.

(3)  The Company revised the presentation of operating and financing cash flows attributable to discontinued operations for the six months ended April 30, 2006.  The revision reflects the restriction of $200,000 of cash and the fiscal 2006 payment on the promissory note to ELA Medical as financing activities, rather than operating activities as previously reported.

The Company has restated its balance sheet as of April 30, 2006, its statements of operations for the three and six months ended April 30, 2006 and statement of cash flows for the six months ended April 30, 2006 for the impact of the above items as follows (adjustment number corresponds with the adjustments noted above):

	As of April 30, 2006
	As
	Previously	Adjustments		As
(In thousands)	Reported	Amount	No.	Restated
Balance Sheet Data:
Intangible assets, net	$5,092	$(77)	1	$5,015
Goodwill	328	(328)	1	—
Total Assets	20,551	(405)		20,146

Other current liabilities and accrued expenses	418	(7)	1	411
Total current liabilities	7,039	(7)		7,032
Deferred income taxes	339	(128)	1	211
Total long-term liabilities	848	(128)		720
Total Liabilities	7,887	(135)		7,752
Additional paid-in capital	17,824	1	1	17,825
Accumulated deficit	(5,444)	(271)	1	(5,715)
Total shareholders’ equity	12,664	(270)		12,394
Total Liabilities and Shareholders’ Equity	$20,551	$(405)		$20,146

	Three Months Ended April 30, 2006
	As Previously	Adjustments		As
(In thousands)	Reported	Amount	No.	Restated
Statement of Operations Data:
Revenues:
Equipment and supply sales	$6,564	$—		$6,564
Service revenue	648	—		648
	7,212	—		7,212
Cost of goods sold:
Cost of equipment and supply sales	3,548	36	2	3,584
Cost of service revenue	99	—		99
	3,647	36		3,683
Gross margin	3,565	(36)		3,529
Operating expenses:
Selling and marketing	1,774	78	2	1,852
General and administrative	942	(136)	2	806
Research and development	549	22	2	571
Amortization of intangibles	203	—		203
	3,468	(36)		3,432
Operating income	97	—		97
Interest income	19	—		19
Income before taxes	116	—		116
Provision for taxes	5	80	1	85

Income from continuing operations	111	(80)		31
Gain from discontinued operations, net of $103 taxes	272	(97)	1	175
Net income	$383	$(177)		$206

Earnings per share – basic
Continuing operations	$0.03	$(0.02)		$0.01
Discontinued operations	0.08	(0.03)		0.05
Net Income	$0.11	$(0.05)		$0.06
Earnings per share - diluted
Continuing operations	$0.03	$(0.02)		$0.01
Discontinued operations	0.07	(0.03)		0.04
Net Income	$0.10	$(0.05)		$0.05

	Six Months Ended April 30, 2006
	As Previously	Adjustments		As
(In thousands)	Reported	Amount	No.	Restated
Statement of Operations Data:
Revenues:
Equipment and supply sales	$12,811	$—		$12,811
Service revenue	1,334	—		1,334
	14,145	—		14,145
Cost of goods sold:
Cost of equipment and supply sales	6,810	55	2	6,865
Cost of service revenue	222	—		222
	7,032	55		7,087
Gross margin	7,113	(55)		7,058
Operating expenses:
Selling and marketing	3,697	108	2	3,805
General and administrative	1,715	(196)	2	1,519
Research and development	1,021	33	2	1,054
Amortization of intangibles	406	—		406
	6,839	(55)		6,784
Operating income	274	—		274
Interest income	28	—		28
Income before taxes	302	—		302
Provision for taxes	11	174	1	185

Income from continuing operations	291	(174)		117
Gain from discontinued operations, net of $103 taxes	268	(97)	1	171
Net income	$559	$(271)		$288

Earnings per share – basic
Continuing operations	$0.08	$(0.05)		$0.03
Discontinued operations	0.07	(0.02)		0.05
Net Income	$0.15	$(0.07)		$0.08
Earnings per share - diluted
Continuing operations	$0.08	$(0.05)		$0.03
Discontinued operations	0.07	(0.02)		0.05
Net Income	$0.15	$(0.07)		$0.08

	Six Months Ended April 30, 2006
	As Previously	Adjustments		As
(In thousands)	Reported	Amount	No.	Restated
Statement of Cash Flows Data:
Cash Flows From Operating Activities:
Net income	$559	$(271)	1	$288
Gain from discontinued operations	(268)	97	1	(171)
Tax benefit from stock options exercised	—	1	1	1
Deferred income taxes	2	277	1	279

Other current liabilities and accrued expenses	52	(7)	1	45
Net cash provided by continuing operations	2,170	97		2,267
Restricted cash released for discontinued operations	200	(200)	3	—
Cash used in operating activities of discontinued operations	(324)	(97 200)	1 3	(221)
Net cash provided by operating activities	$2,046	$—		$2,046
Cash Flows From Financing Activities:
Proceeds from issuance of commons stock	35	—		35
Promissory note payment	—	(200)	3	(200)
Cash restricted for discontinued operations	—	200	3	200
Net cash provided by financing activities	$35	$—		$35

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements and Risk Factors

The discussion above contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements by their nature involve substantial risks and uncertainties. Our actual results may differ materially depending on a variety of factors including:

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

Total revenue for the second quarter of 2006 was $7.2 million, an increase of 19.6% from $6.0 million in 2005.  Operating expenses for the second quarter of 2006 were $3.4 million, an increase of 6.1% from $3.2 million in 2005.  Income from continuing operations for the three months ended April 30, 2006 was $31,000, or $0.01 per diluted share, compared to a loss of $238,000, or $0.07 per share, for the same period in 2005.  Net income for the three months ended April 30, 2006 included a $175,000 gain from discontinued operations and, therefore, was $206,000, or $0.05 per diluted share.

For the six months ended April 30, 2006, total revenue increased 27.9% to $14.1 million from $11.1 million for the same period in 2005.  Operating expenses for the six months ended April 30, 2006 increased 7.9% to $6.8 million from $6.3 million for the same period in 2005.  Income from continuing operations for the six months ended April 30, 2006 was $117,000, or $0.03 per diluted share, compared to a loss of $949,000, or $0.26 per diluted share, for the same period in 2005.  The net income for the six months ended April 30, 2006 included a $171,000 gain from discontinued operations and, therefore, was $288,000, or $0.08 per diluted share.

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

Therefore, the Company has:

•                  Increased the provision for taxes by $80,000 and $174,000 for the three and six months ended April 30, 2006, respectively,

•                  Increased tax expense related to discontinued operations by $97,000 for both periods ended April 30, 2006, and

•                  Decreased goodwill by $328,000, decreased intangible assets by $77,000, decreased other current liabilities and accrued expenses by $7,000 and decreased deferred income tax liabilities by $128,000 as of April 30, 2006.

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

Gross Margin

Gross margin percentage for the three months ended April 30, 2006 of 48.9% of revenue was comparable to 49.5% for the same period in 2005.  For the six months ended April 30, 2006, gross margin percentage increased to 49.9% from 48.1% for the same period in 2005.  The overall gross margin percentage for the second quarter of 2006 decreased due to product mix.  The product mix in the third quarter of 2006 is expected to be similar.

Selling and Marketing

Selling and marketing expenses for the three months ended April 30, 2006 of $1.9 million were unchanged compared to the same period in 2005.  For the six months ended April 30, 2006, selling and marketing expenses increased by 6.7% to $3.8 million compared to $3.6 million for the same period in 2005.

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

General and Administrative

General and administrative expenses for the three months ended April 30, 2006 increased by $192,000 or 31.3% to $806,000 compared to $614,000 for the same period in 2005.  For the six months ended April 30, 2006, general and administrative expenses increased by $241,000 or 18.9% to $1.5 million compared to $1.3 million for the same period in 2005.

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

Research and Development

Research and development expenses for the three months ended April 30, 2006 increased $12,000 or by 2.1% to $571,000 from $559,000 for the same period in 2005.  For the six months ended April 30, 2006, research and development expenses increased $17,000 or 1.6% to $1.1 million compared to $1.0 million for the same period in 2005.

The Company is currently working on new products intended for use by international markets and asthma, allergy and primary care physicians.  These new products are planned for release late in 2006 or early 2007.  In addition, the Company is also implementing new designs and new components for use in its existing systems that have lower costs and are more efficient in the manufacturing process.

Amortization of Intangibles

Amortization of developed technology was $203,000 for each of the three month periods ended April 30, 2006 and 2005 and $406,000 for each of the six-month periods ended April 30, 2006 and 2005.  As further described in Note 6 above, as the Company utilizes pre-emergence bankruptcy net operating loss carry forwards, the Company will sequentially reduce the cost of trade names and developed technology until the net carrying cost is zero.  To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced.

Provision for Taxes

The Company is required to present the provision for taxes for 2006 as if it were fully taxable in accordance with SOP 90-7.  The Company has utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is required to pay only U.S. and State Alternative Minimum Taxes (“AMT”) because it has substantial federal net operating loss carry forwards.  The tax benefit for using pre-emergence bankruptcy NOLs has been recorded as a reduction of goodwill and intangible assets in the three and six months ended April 30, 2006.  See Note 11 to the Consolidated Financial Statements, “Restatement of Financial Statements,” in this Form 10-QSB/A for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

Discontinued Operations

The net gain from discontinued operations of $171,000 for the six months ended April 30, 2006 reflects the net difference after recording the agreed upon insurance recovery and the associated legal fees that were contingent upon the recovery together with other additional consulting fees and miscellaneous litigation expenses.  The Company has allocated $103,000 of the provision for taxes to discontinued operations for the three and six-month periods ended April 30, 2006.  See Note 9 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” in this Form 10-QSB for additional discussion of the litigation settlement with Medmarc.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the past several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, through revenue from license agreements for patented ICD technology and through the use of cash balances.

The Company had cash and cash equivalents of $3.2 million, including $200,000 of cash restricted for discontinued operations, and working capital of $7.0 million as of April 30, 2006.  During the six months ended April 30, 2006, the Company generated $2.3 million in cash from continuing operations in part because its net income of $288,000 included non-cash expenses of $532,000 for depreciation and amortization, $137,000 for stock-based compensation and $279,000 of deferred income taxes.  Equal increases of $1.2 million for advance payments from customers and accounts payable together with an increase of $236,000 in deferred income all contributed to the generation of cash.  Advance payments from customers are associated with orders for equipment received from a new customer.  Cash was used for increases of $1.4 million and $219,000 in inventories and accounts receivable, respectively.  The increases in both inventories and accounts payable are necessary to support the new customer’s order for equipment intended for use in clinical research.

The Company used $221,000 in cash for operating activities of discontinued operations, which included legal fees and consulting expenses and other expenses related to the ELA Medical settlement and Medmarc litigation.    On June 9, 2006, the Company received the settlement payment from Medmarc for the insurance recoveryrelated to expenses associated with previously discontinued ICD products.  See Note 9 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” in this Form 10-QSB/A for additional discussion.

During the six months ended April 30, 2006, the Company used $196,000 in cash for the purchase of property and equipment.  The Company has no material commitments for capital expenditures for fiscal year 2006.

In connection with the $1.4 million settlement agreement with ELA Medical, the Company executed a $400,000 promissory note that required a payment of $200,000 that was made on December 31, 2005 and another $200,000 payment due on June 30, 2006.  This payment is reflected in the Consolidated Statement of Cash Flows for the quarter ended April 30, 2006 as a promissory note payment within Cash Flows from Financing Activities.  The promissory note is backed up with an irrevocable bank letter of credit.  The Company is required to collateralize the irrevocable bank letter of credit with $200,000 of cash that is classified as cash restricted for discontinued operations at April 30, 2006.

The Company believes that its liquidity and capital resource needs for fiscal year 2006 will be met through its current cash and cash equivalents and cash flows from operations.

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Rodney A. Young, and chief financial officer, Dale H. Johnson, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of April 30, 2006.  In this evaluation, the Company originally concluded that its disclosure controls and procedures were effective as of April 30, 2006, as disclosed in the Company’s Form 10-QSB filed on June 14, 2006.

In connection with the restatement, management, under the direction of its chief executive officer and chief financial officer, reevaluated the disclosure controls and procedures and due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes, as described below, concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2006.

The material weakness in internal control over financial reporting related to the Company’s accounting for income taxes.  Specifically, the Company did not have, and through its engagement of third party outside advisers did not acquire, adequate technical expertise to effectively oversee and review the Company’s accounting for the utilization of pre-emergence bankruptcy NOL carry forwards in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.  As a result, the Company restated the financial information included in the first three quarters of the year ended October 31, 2006, including the three and six months ended April 30, 2006, as included herein, to correct a material error in accounting for income taxes.

Due to this material weakness in internal control over financial reporting, the Company performed other procedures related to the presentation of income taxes and the use of pre-emergence bankruptcy NOL carry forwards in preparing its restated consolidated financial statements as of and for the three and six months ended April 30, 2006 to ensure that these consolidated financial statements were presented fairly, in all material respects, in accordance with U.S. generally accepted accounting principles.

(b) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of the date of the filing of this Quarterly Report on Form 10-QSB/A for the second fiscal quarter of 2006, the material weakness described above has not been remediated.  The Company is taking steps to ensure that it remediates the material weakness by implementing enhanced control procedures over accounting for income taxes.  These steps include education and training of Company management and staff to improve technical expertise with respect to income tax accounting.  The Company is also evaluating whether to replace or augment its current third party tax consulting resources to assist with the Company’s evaluation of complex issues concerning tax accounting to assist management in developing its judgments with respect to these issues.

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

Angeion Corporation
(Registrant)

Date:	January 29, 2007	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer
(Principal Executive Officer)

Date:	January 29, 2007	s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer
(Chief Accounting Officer)