Form 10QSB/A
period 2006-07-31
ANGEION CORP/MN
filed 2007-01-29
CIK 815093

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

EXPLANATORY STATEMENT

This Form 10-QSB/A amends and restates the Company’s Form 10-QSB for the quarter ended July 31, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2006 (the “Original Filing”), and is being filed to reflect the restatement of the financial statements and other financial information of the Company for the third fiscal 2006 quarter and nine months ended July 31, 2006.

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

Therefore, the Company has:

•                  Increased the provision for tax from continuing operations by $261,000 and $435,000 for the three and nine months ended July 31, 2006, respectively,

•                  Increased tax expense related to discontinued operations by $97,000 for the nine months ended July 31, 2006, and

•                  Decreased goodwill by $328,000, decreased intangible assets by $393,000, increased other current liabilities and accrued expenses by $17,000 and decreased deferred income tax liabilities by $207,000 as of July 31, 2006.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

July 31, 2006 and October 31, 2005

(unaudited, in thousands except share and per share data)

	Restated July 31, 2006	October 31, 2005
Assets
Current assets:
Cash and cash equivalents	$2,461	$1,072
Cash restricted for discontinued operations	—	400
Accounts receivable, net of allowance for doubtful accounts of $177 and $210, respectively	6,037	4,100
Inventories	5,603	3,455
Prepaid expenses and other current assets	234	280
Current assets of discontinued operations	—	700
Total current assets	14,335	10,007

Property and equipment, net of accumulated depreciation of $1,799 and $1,598, respectively	1,106	1,035
Intangible assets, net	4,496	5,498
Goodwill	—	328
Total Assets	$19,937	$16,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,844	$1,184
Employee compensation	1,724	1,166
Advance payments from customers	1,045	—
Deferred income	958	871
Warranty reserve	275	175
Other current liabilities and accrued expenses	313	366
Current liabilities of discontinued operations	—	517
Total current liabilities	6,159	4,279

Long-term liabilities:
Long-term deferred income	792	319
Deferred income taxes	132	337
Total long-term liabilities	924	656
Total Liabilities	7,083	4,935

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding, 3,630,677 shares in 2006 and 3,609,325 shares in 2005	363	361
Additional paid-in capital	17,812	17,589
Deferred compensation	—	(14)
Accumulated deficit	(5,321)	(6,003)
Total shareholders’ equity	12,854	11,933
Total Liabilities and Shareholders’ Equity	$19,937	$16,868

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	Restated 2006	2005	Restated 2006	2005
Revenues
Equipment and supply sales	$8,159	$5,363	$20,970	$15,015
Service revenue	638	695	1,972	2,105
	8,797	6,058	22,942	17,120
Cost of goods sold
Cost of equipment and supplies	4,393	2,968	11,258	8,482
Cost of service revenue	95	89	317	316
	4,488	3,057	11,575	8,798

Gross margin	4,309	3,001	11,367	8,322

Operating expenses:
Selling and marketing	2,013	1,744	5,818	5,309
General and administrative	809	659	2,328	1,937
Research and development	633	482	1,687	1,519
Amortization of intangibles	203	203	609	609
	3,658	3,088	10,442	9,374

Operating income (loss)	651	(87)	925	(1,052)

Interest income	22	10	50	26

Income (loss) before taxes	673	(77)	975	(1,026)

Provision for taxes	279	—	464	—

Income (loss) from continuing operations	394	(77)	511	(1,026)
Gain (loss) from discontinued operations, net of income taxes	—	(191)	171	(191)
Net income (loss)	$394	$(268)	$682	$(1,217)

Earnings (loss) per share - basic
Continuing operations	$0.11	$(0.02)	$0.14	$(0.29)
Discontinued operations	—	(0.05)	0.05	(0.05)
Net income (loss)	$0.11	$(0.07)	$0.19	$(0.34)

Earnings (loss) per share - diluted
Continuing operations	$0.10	$(0.02)	$0.14	$(0.29)
Discontinued operations	—	(0.05)	0.04	(0.05)
Net income (loss)	$0.10	$(0.07)	$0.18	$(0.34)

Weighted average common shares outstanding
Basic	3,626	3,607	3,619	3,605
Diluted	3,789	3,607	3,755	3,605

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended July 31,
	Restated 2006	2005
		(Revised)
Cash Flows From Operating Activities:
Net income (loss)	$682	$(1,217)
(Gain) loss from discontinued operations	(171)	191
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	810	919
Stock-based compensation	187	25
Tax benefit from stock options exercised	1	—
Deferred income taxes	516	—
Provision for doubtful accounts	(2)	(73)
Changes in operating assets and liabilities:
Accounts receivable	(1,935)	253
Inventories	(2,148)	(502)
Prepaid expenses and other current assets	46	113
Accounts payable	660	(429)
Employee compensation	558	316
Advance payments from customers	1,045	—
Deferred income	560	79
Warranty reserve	100	—
Other current liabilities and accrued expenses	(53)	73
Net cash provided by (used in) continuing operations	856	(252)
Cash provided by (used in) operating activities of discontinued operations	754	(660)
Net cash provided by (used in) operating activities	1,610	(912)

Cash Flows From Investing Activities:
Purchase of property and equipment	(272)	(188)
Net cash used in investing activities	(272)	(188)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	51	14
Net cash provided by financing activities of continuing operations	51	14
Cash provided by (used in) financing activities of discontinued operations:
Promissory note payments	(400)	—
Cash restricted for discontinued operations	400	(400)
Net cash provided by (used in) financing activities	51	(386)

Net increase (decrease) in cash and cash equivalents	1,389	(1,486)

Cash and cash equivalents at beginning of period	1,072	2,390

Cash and cash equivalents at end of period	$2,461	$904

Supplemental disclosure of non-cash investing activities:

During the nine months ended July 31, 2006, the Company decreased goodwill $328,000 and intangible assets $393,000 with an offsetting decrease to the deferred tax valuation allowance of $721,000 for the usage of pre-emergence bankruptcy net operating loss carry forwards.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2006

(Unaudited)

1.                                      Basis of Presentation

The accompanying consolidated balance sheet as of July 31, 2006 and the consolidated statements of operations for the three and nine months ended July 31, 2006 and the consolidated statement cash flows for the nine months  ended July 31, 2006 have been restated.  The nature of the restatement and the effect on the financial statement line items are discussed in Note 11 to the Consolidated Financial Statements, “Restatement of Quarterly Financial Statements.”

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	Restated		Restated
(In thousands, except for per share amounts)	2006	2005	2006	2005
Net income (loss)
As reported	$394	$(268)	$682	$(1,217)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	32	25	118	25
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(258)	(21)	(286)	(63)
Pro forma	$168	$(264)	$514	$(1,255)

Net income (loss) per share – basic
As reported	$0.11	$(0.07)	$0.19	$(0.34)
Pro forma	$0.05	$(0.07)	$0.14	$(0.35)

Net income (loss) per share – diluted
As reported	$0.10	$(0.07)	$0.18	$(0.34)
Pro forma	$0.04	$(0.07)	$0.14	$(0.35)

The above table reflects the acceleration of vesting for 46,800 options during the quarter ended July 31, 2006 due to the action taken by the Compensation Committee of the Board of Directors.  As further described below, this increased pretax stock-based compensation expense under the intrinsic-value method during the three and nine months ended July 31, 2006 by $50,000.  In addition, this acceleration also increased pretax stock-based compensation expense under the fair value method for the three and nine months ended July 31, 2006 by $38,000.  The table also reflects the granting of 93,000 options to purchase the Company’s common stock on May 25, 2006 to the Company’s directors and officers.  These new option grants were granted at an exercise price of $5.08 per share, the closing price for the Company’s stock on May 25, 2006, and were immediately vested.  The fair value of these awards was determined to be $370,000.

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

The total additional non-cash expense that the Company incurred in the third quarter of 2006 in connection with the accelerated vesting was $50,000.

5.                                      Inventories

Inventories consisted of the following at July 31, 2006 and October 31, 2005:

(In thousands)	2006	2005
Raw materials	$2,043	$1,304
Work-in-progress	539	186
Finished goods	3,021	1,965
	$5,603	$3,455

6.                                      Intangible Assets and Goodwill

Intangible assets consisted of the following at July 31, 2006 and October 31, 2005:

	Restated
(In thousands)	2006	2005
Intangible assets:
Developed technology	$6,900	$6,900
Trade name (unamortized)	607	1,000
	7,507	7,900

Amortization - developed technology	(3,011)	(2,402)
	$4,496	$5,498

Amortization expense was $609,000 for each of the nine-month periods ended July 31, 2006 and 2005.

Intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years.  If the Company utilizes pre-emergence bankruptcy net operating loss carryforwards (“NOLs”), the Company will sequentially reduce the cost of goodwill, trade name and developed technology until the net carrying cost of these assets is zero.  To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced.  Estimated amortization expense for the remainder of fiscal year 2006 and for each of the succeeding years based on the intangible assets as of July 31, 2006, which does not reflect the possible reduction discussed above, is as follows:

(In thousands)	Amortization
Three months ending October 31, 2006	$203
2007	779
2008	779
2009	778
2010	450
Thereafter	900
$3,889

Goodwill and Trade name consisted of the following at July 31, 2006 and October 31, 2005:

(In thousands)	Goodwill	Trade Name
Balance at October 31, 2005	$328	$1,000
Reduction in balance due to utilization of pre-emergence bankruptcy NOL (restated)	(328)	(393)
Balance at July 31, 2006 (restated)	$—	$607

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

Shares used in the earnings (loss) per share computations for the three and nine months ended July 31, 2006 and 2005 are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2006	2005	2006	2005
Weighted average common shares outstanding – basic	3,626	3,607	3,619	3,605
Dilutive effect of stock options	163	—	136	—
Weighted average common shares outstanding – diluted	3,789	3,607	3,755	3,605

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

As a result of the settlement with Medmarc, the Company recorded a $171,000 gain, net of $103,000 taxes, from discontinued operations for the nine months ended July 31, 2006.  There were no adjustments made to discontinued operations during the third quarter of 2006.  The Company expects that the only expense for discontinued operations in the future will be the purchase of product liability insurance for as long as the Company believes it necessary to cover ICDs that remain implanted in patients.  The current policy for product liability insurance covering ICDs expires in July 2007.

The $191,000 loss from discontinued operations for the three and nine months ended July 31, 2005 primarily consisted of legal expenses and the purchase of liability insurance coverage for claims associated with the Company’s discontinued ICD products.

10.                               Income Taxes (Restated)

The Company has recorded a provision for taxes from continuing operations of $279,000 and $464,000 for the three and nine months ended July 31, 2006, respectively. The Company has also allocated $103,000 of the provision for taxes to discontinued operations for the nine months ended July 31, 2006.  The provision for taxes has been calculated and presented in the statement of operations as if the Company’s earnings were fully taxable.  The amount of income taxes payable is determined after utilizing the Company’s pre-emergence bankruptcy NOLs.  Under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the tax benefit for the utilization of these loss carry forwards must be recognized as a reduction of intangibles rather than a reduction of the provision for taxes in the statement of operations.  See Note 11 to the Consolidated Financial Statements, “Restatement of Quarterly Financial Statements,” for further details.

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

The Company has recorded a full valuation allowance against its net deferred tax asset, excluding the effect of deferred tax liability which is unable to be used as a source of income against these deferred tax assets, based on its belief that it is more likely than not that the asset will not be realized in the future.  This determination was made in a prior fiscal year and is still applicable for the third quarter of 2006.  The Company will continue to assess the need for a full valuation allowance in future quarters.  The Company has recognized a deferred tax liability of $132,000 as of July 31, 2006 related to an indefinite lived intangible that is being amortized for tax purposes.  Under SOP 90-7, a substantial portion of any future reversal of the valuation allowance will first reduce any intangible assets and then be credited directly to additional paid-in capital.  After the exhaustion of pre- emergence bankruptcy NOLs, approximately $2.3 million of the valuation allowance is related to post-bankruptcy NOLs and would be available to reduce the provision for taxes in the statement of operations.

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

The following adjustments have been recorded to the previously issued financial statements:

(1)  The Company has increased the provision for taxes from continuing operations by $261,000 and $435,000 for the three and nine months ended July 31, 2006, respectively, increased tax expense related to discontinued operations by $97,000 for the nine months ended July 31, 2006, and decreased goodwill by $328,000, decreased intangible assets by $393,000, increased other current liabilities and accrued expenses by $17,000 and decreased deferred income tax liabilities by $207,000 as of July 31, 2006 to properly account for income taxes.

(2)  The Company has reclassified $145,000 and $341,000, for the three and nine months ended July 31, 2006, respectively, of bonus expenses previously included in general and administrative expenses to other statement of operations expense captions to properly classify bonus expense to the salary of the employee who earned the bonus.

The Company has restated its balance sheet as of July 31, 2006, its statements of operations for the three and nine months ended July 31, 2006 and statement of cash flows for the nine months ended July 31, 2006 for the impact of the above items as follows (adjustment number corresponds with the adjustments noted above):

	As of July 31, 2006
	As
	Previously	Adjustments		As
(In thousands)	Reported	Amount	No.	Restated
Balance Sheet Data:
Intangible assets, net	$4,889	$(393)	1	$4,496
Goodwill	328	(328)	1	—
Total Assets	20,658	(721)		19,937

Other current liabilities and accrued expenses	296	17	1	313
Total current liabilities	6,142	17		6,159
Deferred income taxes	339	(207)	1	132
Total long-term liabilities	1,131	(207)		924
Total Liabilities	7,273	(190)		7,083
Additional paid-in capital	17,811	1	1	17,812
Accumulated deficit	(4,789)	(532)	1	(5,321)
Total shareholders’ equity	13,385	(531)		12,854
Total Liabilities and Shareholders’ Equity	$20,658	$(721)		$19,937

	Three Months Ended July 31, 2006
	As
	Previously	Adjustments		As
(In thousands)	Reported	Amount	No.	Restated
Statement of Operations Data:
Revenues:
Equipment and supply sales	$8,159	$—		$8,159
Service revenue	638	—		638
	8,797	—		8,797
Cost of goods sold:
Cost of equipment and supply sales	4,355	38	2	4,393
Cost of service revenue	95	—		95
	4,450	38		4,488
Gross margin	4,347	(38)		4,309
Operating expenses:
Selling and marketing	1,936	77	2	2,013
General and administrative	954	(145)	2	809
Research and development	603	30	2	633
Amortization of intangibles	203	—		203
	3,696	(38)		3,658
Operating income	651	—		651
Interest income	22	—		22
Income before taxes	673	—		673
Provision for taxes	18	261	1	279

Income from continuing operations	655	(261)		394
Gain from discontinued operations, net of $0 taxes	—	—		—
Net income	$655	$(261)		$394

Earnings per share – basic
Continuing operations	$0.18	$(0.07)		$0.11
Discontinued operations	—	—		—
Net Income	$0.18	$(0.07)		$0.11
Earnings per share - diluted
Continuing operations	$0.17	$(0.07)		$0.10
Discontinued operations	—	—		—
Net Income	$0.17	$(0.07)		$0.10

	Nine Months Ended July 31, 2006
	As
	Previously	Adjustments		As
(In thousands)	Reported	Amount	No.	Restated
Statement of Operations Data:
Revenues:
Equipment and supply sales	$20,970	$—		$20,970
Service revenue	1,972	—		1,972
	22,942	—		22,942
Cost of goods sold:
Cost of equipment and supply sales	11,165	93	2	11,258
Cost of service revenue	317	—		317
	11,482	93		11,575
Gross margin	11,460	(93)		11,367
Operating expenses:
Selling and marketing	5,633	185	2	5,818
General and administrative	2,669	(341)	2	2,328
Research and development	1,624	63	2	1,687
Amortization of intangibles	609	—		609
	10,535	(93)		10,442
Operating income	925	—		925
Interest income	50	—		50
Income before taxes	975	—		975
Provision for taxes	29	435	1	464

Income from continuing operations	946	(435)		511
Gain from discontinued operations, net of $103 taxes	268	(97)	1	171
Net income	$1,214	$(532)		$682

Earnings per share – basic
Continuing operations	$0.26	$(0.12)		$0.14
Discontinued operations	0.08	(0.03)		0.05
Net Income	$0.34	$(0.15)		$0.19
Earnings per share - diluted
Continuing operations	$0.25	$(0.11)		$0.14
Discontinued operations	0.07	(0.03)		0.04
Net Income	$0.32	$(0.14)		$0.18

	Nine Months Ended July 31, 2006
	As
	Previously	Adjustments		As
(In thousands)	Reported	Amount	No.	Restated
Statement of Cash Flows Data:
Cash Flows From Operating Activities:
Net income	$1,214	$(532)	1	$682
Gain from discontinued operations	(268)	97	1	(171)
Tax benefit from stock options exercised	—	1	1	1
Deferred income taxes	2	514	1	516

Other current liabilities and accrued expenses	(70)	17	1	(53)
Net cash provided by continuing operations	759	97		856
Cash provided by operating activities of discontinued operations	851	(97)	1	754
Net cash provided by operating activities	$1,610	$—		$1,610

Item 2.           Management’s Discussion and Analysis.

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

Total revenue for the third quarter of 2006 was $8.8 million, an increase of 45.2% from $6.1 million in 2005.  Operating expenses for the third quarter of 2006 were $3.7 million, an increase of 18.5% from $3.1 million in 2005.  Income from continuing operations for the three months ended July 31, 2006 was $394,000, or $0.10 per diluted share, compared to a loss of $77,000, or $0.02 per diluted share, for the same period in 2005.  Net income for the three months ended July 31, 2006 was $394,000 or $0.10 per diluted share, compared to a net loss of $268,000, or $0.07 per diluted share, for the same period in 2005, which included a $191,000 loss from discontinued operations.

For the nine months ended July 31, 2006, total revenue increased 34.0% to $22.9 million from $17.1 million for the same period in 2005.  Operating expenses for the nine months ended July 31, 2006 increased11.4% to $10.4 million from $9.4 million for the same period in 2005.  Income from continuing operations for the nine months ended July 31, 2006 was $511,000, or $0.14 per diluted share, compared to a loss of $1.0 million, or $0.29 per diluted share, for the same period in 2005.  Net income for the nine months ended July 31, 2006 was $682,000, or $0.18 per diluted share, and included a $171,000 gain from discontinued operations.  Net loss for the nine months ended July 31, 2005 was $1.2 million, or $0.34 per diluted share, and included a $191,000 loss from discontinued operations.

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

Therefore, the Company has:

•                  Increased the provision for taxes by $261,000 and $435,000 for the three and nine months ended July 31, 2006, respectively,

•                  Increased tax expense related to discontinued operations by $97,000 for the nine months ended July 31, 2006, and

•                  Decreased goodwill by $328,000, decreased intangible assets by $393,000, increased other current liabilities and accrued expenses by $17,000 and decreased deferred income tax liabilities by $207,000 as of July 31, 2006.

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

Gross Margin

Gross margin percentage for the three month period ended July 31, 2006 of 49.0% of revenue was comparable to 49.5% for the same period in 2005.  For the nine months ended July 31, 2006, gross margin percentage increased to 49.5% from 48.6% for the same period in 2005.  The Company’s gross margin percentage for the last two sequential quarters has been consistent and has also been comparable to gross margin percentages reported for the same periods in 2005.  The Company anticipates similar gross margin performance in this year’s fourth quarter and 2007’s first quarter.

Selling and Marketing

Selling and marketing expenses for the three months ended July 31, 2006 increased by 15.4% to $2.0 million compared to $1.7 million for the same period in 2005.  For the nine months ended July 31, 2006, selling and marketing expenses increased by 9.6% to $5.8 million compared to $5.3 million for the same period in 2005.

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

General and Administrative

General and administrative expenses for the three months ended July 31, 2006 increased by $150,000 to $809,000 compared to $659,000 for the same period in 2005.  For the nine months ended July 31, 2006, general and administrative expenses increased by $391,000 to $2.3 million compared to $1.9 million for the same period in 2005.

General and administrative expenses included non-cash expenses of $50,000 and $187,000 for the three and nine months ended July 31, 2006, respectively, for stock-based compensation associated with variable options compared to $25,000 for both comparable periods in 2005.  The Company’s Compensation Committee accelerated the vesting of all unvested variable options.  Consequently, there will be no further expenses for these options.  See Note 4 to the Consolidated Financial Statements, “Stock-Based Compensation,” in this Form 10-QSB/A for additional discussion of variable options.

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

Research and Development

Research and development expenses for the three months ended July 31, 2006 increased $151,000 to $633,000 from $482,000 for the same period in 2005.  For the nine months ended July 31, 2006, research and development expenses increased $168,000 to $1.7 million compared to $1.5 million for the same period in 2005.

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

Provision for Taxes

The Company is required to present the provision for taxes for 2006 as if it were fully taxable in accordance with SOP 90-7.  The Company has utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is required to pay only U.S. and State alternative minimum taxes (“AMT”) because it has substantial federal net operating loss carry forwards.  The tax benefit for using pre-emergence bankruptcy NOLs has been recorded as a reduction of goodwill and intangible assets in the nine months ended July 31, 2006.  See Note 11 to the Consolidated Financial Statements, “Restatement of Financial Statements,” in this Form 10-QSB/A for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

Discontinued Operations

The net gain from discontinued operations of $171,000 for the nine months ended July 31, 2006 reflects the net difference after recording the agreed upon insurance recovery and the associated legal fees that were contingent upon the recovery together with other additional consulting fees and miscellaneous litigation expenses.  The Company has allocated $103,000 of the provision for taxes to discontinued operations for the nine-month period ended July 31, 2006.  The $191,000 loss from discontinued operations for the three and nine months ended July 31, 2005 primarily consisted of legal expenses and the purchase of liability insurance coverage for claims associated with the Company’s discontinued ICD products.  See Note 9 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” in this Form 10-QSB for additional discussion of the litigation settlement with Medmarc.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the past several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, and through the use of cash balances.

The Company had cash and cash equivalents of $2.5 million and working capital of $8.2 million as of July 31, 2006.  During the nine months ended July 31, 2006, the Company generated $856,000 in cash from continuing operations in part because its net income of $682,000 included non-cash expenses of $810,000 for depreciation and amortization, $187,000 for stock-based compensation and $516,000 of deferred income taxes.

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

On June 9, 2006, the Company received the settlement payment from Medmarc for the insurance recoveryrelated to expenses associated with previously discontinued ICD products.  As a result, the Company generated $754,000 in cash from operating activities of discontinued operations.  The cash received from operating activities of discontinued operations was net of the legal fees, consulting and other expenses related to the ELA Medical settlement and Medmarc litigation.

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

Item 3.  Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Rodney A. Young, and chief financial officer, Dale H. Johnson, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of July 31, 2006.  In this evaluation, the Company originally concluded that its disclosure controls and procedures were effective as of July 31, 2006, as disclosed in the Company’s Form 10-QSB filed on September 11, 2006.

In connection with the restatement, management, under the direction of its chief executive officer and chief financial officer, reevaluated the disclosure controls and procedures and due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes, as described below, concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2006.

The material weakness in internal control over financial reporting related to the Company’s accounting for income taxes.  Specifically, the Company did not have, and through its engagement of third party outside advisers did not acquire, adequate technical expertise to effectively oversee and review the Company’s accounting for the utilization of pre-emergence bankruptcy NOL carry forwards in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization

under the Bankruptcy Code.  As a result, the Company restated the financial information included in the first three quarters of the year ended October 31, 2006, including the three and nine months ended July 31, 2006, as included herein, to correct a material error in accounting for income taxes.

Due to this material weakness in internal control over financial reporting, the Company performed other procedures related to the presentation of income taxes and the use of pre-emergence bankruptcy NOL carry forwards in preparing its restated consolidated financial statements as of and for the three and nine months ended July 31, 2006 to ensure that these consolidated financial statements were presented fairly, in all material respects, in accordance with U.S. generally accepted accounting principles.

(b) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of the date of the filing of this Quarterly Report on Form 10-QSB/A for the third fiscal quarter of 2006, the material weakness described above has not been remediated.  The Company is taking steps to ensure that it remediates the material weakness by implementing enhanced control procedures over accounting for income taxes.  These steps include education and training of Company management and staff to improve technical expertise with respect to income tax accounting.  The Company is also evaluating whether to replace or augment its current third party tax consulting resources to assist with the Company’s evaluation of complex issues concerning tax accounting to assist management in developing its judgments with respect to these issues.

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