Form 10KSB
period 2006-10-31
ANGEION CORP/MN
filed 2007-01-29
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20509

FORM 10-KSB

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended October 31, 2006.

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

Securities registered pursuant to Section 12(g) of the Act:

None

Check whether the issuer filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 after distribution of securities under a plan confirmed by a court:  Yes ☒  No ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for the year ended October 31, 2006 were $33,651,000.

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer as of January 19, 2007 was approximately $61.5 million based upon the closing sale price for the issuer’s common stock on that date as reported by the Nasdaq Capital Market.

There were 3,856,751 shares of the issuer’s Common Stock, $0.10 par value per share, outstanding as of January 19, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

Documents Incorporated By Reference: None.

PART I

Item 1.           Description of Business.

Unless the context requires otherwise, references in this Form 10-KSB to “Angeion” or the “Company” means Angeion Corporation, while references to “Medical Graphics” refers to Medical Graphics Corporation, a wholly owned subsidiary of Angeion.  Angeion acquired Medical Graphics in December 1999.  For periods after December 21, 1999, Angeion and Medical Graphics are collectively referred to as the “Company.”

(a)                                  General Development of Business.

Events Prior to 2000

Angeion Corporation was incorporated in Minnesota during May 1986 for the purpose of developing, manufacturing and selling medical products.  In July 1988, Angeion merged with Verde Ventures Incorporated, a public company organized in March 1987 that had no operations at the time of the merger and the surviving legal entity changed its name to Angeion Corporation.

During the period from 1990 through March 2000, Angeion was engaged in the development and sale, directly and through joint ventures of automatic implantable cardioverter defibrillator (“ICD”) systems.  ICDs are designed to treat abnormally rapid heartbeats in the ventricular (or lower) chambers of the heart, a condition known as ventricular tachycardia (“VT”), and a severe form of VT known as ventricular fibrillation (“VF”), that if not terminated will lead to sudden cardiac death.  ICDs are electronic devices that are implanted within the body and are connected to the heart with defibrillator leads.  These devices monitor the patient’s heartbeat and, in the event of VT or VF, deliver an electrical shock to return the heartbeat to normal rhythm.  During 1999 and 2000, the Company completed two restructurings, granted a series of non-exclusive licenses to its ICD technology and discontinued its ICD operations.

In December 1999, Angeion acquired Medical Graphics Corporation.

Subsequent Developments.

•                  In March 2000, Angeion acquired the operating assets of AeroSport, Inc., a privately-held Ann Arbor, Michigan corporation, and obtained an exclusive worldwide license to AeroSport’s patented technology for gas exchange metabolic analyzers for the health, fitness, and research and education markets.

•                  During 2001, Angeion introduced the New Leaf brand as the umbrella brand name for its planned family of health and fitness products to be marketed to consumers through health and fitness clubs, cardiac rehabilitation centers, weight loss centers and other retail outlets.

•                  On June 17, 2002, Angeion filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws (“Chapter 11” or “Bankruptcy Case”) in the United States Bankruptcy Court for the District of Minnesota and in the process converted $20.0 million of Convertible Notes into 95% of the Company common stock.  Angeion emerged from Bankruptcy in October 2002.

•                  In June 2002, Angeion received a notification that some of the ICDs formerly manufactured by it were experiencing premature battery depletion.  Angeion advised the attending physicians of the patients with these ICDs of the problems associated with these ICDs and provided a recommended protocol.  During fiscal 2005, Angeion resolved all matters relating to indemnification by Angeion of its former joint venture partner in the manufacture and distribution of ICDs and, during fiscal 2006, Angeion resolved all issues related to its insurance coverage in this matter.  Angeion incurred a loss from discontinued operation of $229,000 in fiscal 2005 and a gain of $171,000 from discontinued operation in fiscal 2006 related to its former ICD operations.

(b)                                  Financial Information about Industry Segments.

The Company is a medical device manufacturer that designs and markets non-invasive cardiorespiratory diagnostic systems.  All of the Company’s cardiorespiratory diagnostic products are “similar” because they have a common functional testing platform — the measurement of air flow and respiratory pressures and, in most cases, the analysis of inhaled and exhaled gases such as oxygen and carbon dioxide.  Consequently, the Company operates in a single industry segment: the research, development, manufacture and marketing of medical devices and fitness related products, including non-invasive cardiorespiratory diagnostic systems.

(c)                                  Narrative Description of Business.

General

Through its Medical Graphics Corporation subsidiary, Angeion designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names.  These cardiorespiratory diagnostic systems have a wide range of applications in healthcare, wellness and health and fitness.

Healthcare professionals use these cardiorespiratory diagnostic systems products to diagnose shortness of breath and lung diseases such as asthma and emphysema, and manage related treatment.  Through breath-by-breath analysis, some of the Company’s cardiorespiratory diagnostic systems measure fitness or conditioning levels to help physicians diagnose heart diseases such as heart failure and coronary disease.  The Company sells its cardiorespiratory diagnostic systems and services to clinical research customers for use in conducting safety and efficacy clinical trial studies both in the United States and internationally.  Other health professionals use cardiorespiratory diagnostic systems to measure calorie consumption and to prescribe safe and effective exercise in rehabilitation, weight management, general fitness, and athletic performance.  All of these applications are accomplished by measuring air flow and the concentrations of inhaled and exhaled gases such as oxygen and carbon dioxide while a person is at rest, or exercising on a bike or treadmill.  Professionals use this same assessment of gases and air flow to determine nutritional requirements of critically ill patients in a hospital or to design a weight loss program for members in a health club wishing to assess the number of calories they should consume and burn daily.

Primary MedGraphics brand products include pulmonary function (“PFT”) and cardiopulmonary exercise (“CPX”) testing systems.  All MedGraphics systems operate with its proprietary BreezeSuite Windows2000/XP/Vista compatible software, which is designed to be simple and easy-to-use while at the same time provide the flexibility to address the specific needs of hospitals, clinics and physician offices.  This software provides a common platform for all MedGraphics cardiorespiratory products.  All MedGraphics’ products, except for certain OEM products, are sold with a personal computer, full color monitor, printer and other peripherals.

The Company also sells one of its cardiorespiratory diagnostic systems together with other consumable products under the New Leaf brand to consumers through health and fitness clubs, personal training studios, weight loss centers and other retail outlets.  These fitness products provide the consumer with a personalized exercise plan based on an assessment of the individual’s level of fitness and metabolism.  The assessment is performed at a health club or personal training studio equipped with one of the Company’s VO2 assessment systems.  Through the New Leaf assessment, an individual’s metabolism is measured and correlated to the heart rate while exercising.  The participating consumer must purchase an assessment package containing the single user materials required for the VO2 assessment and, optionally, a heart rate monitor and watch to help the user exercise at the correct intensity level to achieve the desired results for weight loss, general fitness improvement or athletic performance.

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

Spirometry.  The new CPF-S/D USB spirometer is comprised of a flow measurement module and a personal computer (“PC”).  The spirometer can serve as a platform that can be upgraded to either a complete pulmonary function or cardiopulmonary exercise system.  Spirometry provides measurements of airflow, lung volume and elastic/mechanical properties.

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

Elite DX.  The Elite DX performs all the same tests as an Elite DL, and adds an additional lung volume measurement.

All MedGraphics’ pulmonary function products use the patented preVentTM pneumotach, a disposable/cleanable mouthpiece/flow measurement device that eliminates concern over the transmission of infectious diseases.  The preVent pneumotach gives all MedGraphics products the capability to perform spirometry testing to measure the flow rates, volumes (capacities) and mechanical properties of the lung.  MedGraphics’ pulmonary function products use a patented “expert system,” Pulmonary Consult, to assist physicians in the interpretation of test results.

Applications include evaluating the effect of medication, monitoring patients with chronic disease, diagnosing lung diseases (i.e. asthma and emphysema), managing treatment, assessing the surgical risk of lung transplant and lung reduction candidates and evaluating the impact of diseases such as neuromuscular disease on breathing.

MedGraphics’ pulmonary function products ease of use, infection control features, compact, lightweight design and mobility option attract a wide variety of customers, including pulmonary laboratories in hospitals, clinics, physician offices, occupational medicine clinics, asthma/allergy practices, and clinical research centers worldwide.

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

The Ultima/CPX systems measure each breath using a patented breath-by-breath methodology and the same patented preVent pneumotach as the pulmonary function systems.  MedGraphics’ cardiopulmonary exercise systems include a patented oxygen analyzer and a carbon dioxide analyzer and also implement several patents relating to gas sampling and data reporting, including two expert system software packages for evaluating the information obtained from cardiopulmonary exercise assessments.

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

The Ultima Series is sold in the following different configurations:

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

VO2000.  The VO2000 is a portable/ambulatory version that is about twice the size of a typical portable CD player and can transmit data via telemetry.  In addition to uses for exercise and nutritional requirements, these portable and wearable products include assessment of work capacity in occupational medicine and physical therapy as well as field training of amateur and elite athletes during participation in their actual events.  The VO2000 technology platform, reconfigured as a VO2PAS, is a key component of the Company’s New Leaf Active Metabolic TrainingTM System health and fitness product.

Applications for the Ultima and VO2000 exercise and metabolic systems include distinguishing between cardiovascular and pulmonary disease, screening for early signs of cardiac and pulmonary dysfunction, establishing exercise prescriptions and training programs and evaluating the efficacy of prescribed therapy.  Customers include hospital cardiopulmonary laboratories, cardiology and pulmonary office-based clinics, critical care units, cardiac rehabilitation units, weight loss clinics, human performance laboratories and health clubs.

Cycle Ergometers and Treadmills

The Company offers several models of cycle ergometers providing healthcare professionals and patients a tool for more successful outcomes in clinical rehabilitation and athletic training.  A cycle ergometer is a specially designed stationary exercise bicycle that can operate at a broad spectrum of resistance levels while a treadmill is a motorized walking/running surface that can operate at different inclines to produce a range of work levels.  Medical Graphics has cycle ergometers and treadmills that are used in diagnostic, rehabilitation, training and sports medicine applications.  The ergometers and treadmills are used and controlled by the Company’s cardiopulmonary exercise testing systems.

Competition

The industry for companies selling cardiopulmonary diagnostic systems is competitive.  There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by Medical Graphics.  The Company’s competitors include both large and small medical companies, some of which have greater financial and technical resources and broader product lines.  Viasys Healthcare, Inc. and nSpire Health represent the principal competitors for the Company’s MedGraphics branded products.  The Company believes that the primary competitive factors in its markets are product features, customer service, price, quality, product performance, market reputation, breadth of product offerings and effectiveness of sales and marketing efforts.  The Company believes its MedGraphics brand product quality, product performance, market reputation and customer service are the true differentiators that will contribute to future growth.

The Company’s New Leaf branded products for the health and fitness market have a few competitors, which include metabolic measurement systems (Korr Medical and Cosmed), nutrition education and lifestyle enhancement software (e-Diets), and weight loss programs (Jenny Craig and Weight Watchers).  The Company believes that its proprietary technology, expert-designed exercise programs and its training and education service provide a notable and unique advantage in the weight loss, general fitness and athletic performance markets.

Competition based on price is expected to continue as an important factor in customer purchasing patterns as a result of healthcare cost containment pressures in the health care industry.  This form of competition is likely to continue to exert downward pressure on prices the Company is able to charge for its products.  There can be no assurance that it will be able to offset this downward price pressure through corresponding cost reductions.  Any failure to offset this pressure could have an adverse effect on the Company’s business, results of operations or financial condition.

Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share.  The timing of market introduction of competitive products could adversely affect the competitiveness of Medical Graphics’ products.  Accordingly, the relative speeds with which the Company can develop products, complete clinical testing and the regulatory approval process and supply commercial quantities of the product to the market are important competitive factors.  The Company expects that competition will also be based on many factors, including device size and weight, longevity, ease of programmability, ability to provide diagnostic capability, product reliability, physician familiarity with the device, patent protection, sales and marketing capability, third-party reimbursement policies, reputation and price.  The Company has protected its products with various patents when possible.

Manufacturing

Medical Graphics currently designs and assembles all major analyzer components of its cardiopulmonary diagnostic systems including a waveform analyzer, flow board, gas sample lines, gas chromatograph, nitrogen analyzer, CO2 analyzer and oxygen analyzer.  Company-designed sheet metal, electrical components, printed circuit boards and some measurement devices are purchased from outside vendors and are tested, assembled and packaged by Medical Graphics personnel into fully integrated systems.  Medical Graphics also acquires general-purpose computers, monitors and printers from a variety of sources and integrates its proprietary software modules into these systems.  Medical Graphics acquires its cycle ergometers and treadmills from third parties.

Medical Graphics is ISO 13485:2003 and Part 1 of the Canadian MDR, MDD 93/42/EEC Annex II certified for its development and manufacturing processes.  See “Regulation by Foreign Governments” for additional discussion of the Company’s ISO 13485:2003 certification.

Marketing and Distribution

Medical Graphics markets its products in the United States through two direct sales forces that sell into hospitals, university-based medical centers, medical clinics, physician offices, health and fitness clubs, weight loss clinics and personal training studios.  The Company markets its products to a wide range of customers that utilize its non-invasive capabilities across a broad healthcare market continuum.  On the healthcare end of the continuum, the MedGraphics branded products are sold to hospitals, physician offices, clinics, pulmonary physicians, cardiologists, critical care physicians, rehabilitation professionals and physical therapy professionals.  On the fitness end of the continuum, the New Leaf branded products are sold to health and fitness clubs, corporations, weight loss centers, training studios, personal trainers and coaches.  Each salesperson is responsible for a specific geographic area and is compensated with a base salary, expense reimbursement and a territory sales goal commission plan.

Outside the United States, Medical Graphics markets its products through a network of independent distributors.  During 2006, Medical Graphics used approximately 58 distributors to sell its products into 66 countries.  These distributors typically carry a select inventory of MedGraphics products and sell those products in specific geographic areas, generally on an exclusive basis.  International sales accounted for 29.7% and 16.5% of total revenue for the years ended October 31, 2006 and 2005, respectively.  All of Medical Graphics’ international sales are made on a United States dollar-denominated basis to distributors.

International sales involve certain risks not ordinarily associated with domestic business including fluctuations in currency exchange rates, reliance on distributors and country-specific policies and procedures.

Medical Graphics executes multiple sales and marketing strategies both domestically and internationally.  The Company’s most successful sales and marketing tactics include product demonstrations which emphasize technological capabilities, breadth of services and unmatched customer service.  In addition to onsite product demonstrations, the Company annually attends and hosts booth displays at various industry-specific conventions around the world.  At these conventions, potential customers/clients have the ability to see and experience the unique features the products offer.  Through these global conventions, the Company gains notable exposure to pulmonologists, respiratory therapists, allergy physicians, exercise physiologists, sports medicine professionals, personal trainers and exercise enthusiasts.  Other marketing initiatives include educational seminars, print advertisements, direct mail campaigns and e-marketing campaigns through the (www.medgraphics.com) web site for MedGraphics branded products and (www.newleaffitness.com) for New Leaf branded products.

Research and Development

In 2006, Medical Graphics continued to develop new products and implemented product improvements designed to enhance product reliability and improve margins.  The Company’s research and development initiatives are targeted for hospitals, clinics, physician’s offices and the health and fitness club markets.  An integral component of the Company’s future growth strategies includes developing and introducing additional new products.

Research and development expenses were $2,367,000 and $2,061,000 for the years ended October 31, 2006 and 2005, respectively.

Intellectual Property

Patents and trademarks are critical in the medical device industry.  The Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs.  The Company also relies upon trade secrets and proprietary know-how.

The Company relies on a combination of patent, trademark and trade secret laws to establish proprietary rights in its products.  Medical Graphics currently owns 24 United Statespatents and is actively developing and obtaining additional patents.  These patents cover the various aspects of Medical Graphics’ core technologies, including gas analysis, pressure and flow measurement, breath-by-breath assessment of gas exchange data analysis and expert system software.  The New Leaf products employ various Medical Graphics patents in its business model.  In addition, Medical Graphics has a number of foreign patents with respect to technologies covered by its United States patents.

Prior to June 2005, the Company owned a number of cardiac stimulation patents.  These patents were assigned to ELA Medical in connection with settlement of the legal dispute by ELA Medical against the Company.

Foreign patents generally expire 20 years after the date of original application, but vary from country to country.  Medical Graphics intends to aggressively enforce its intellectual property rights and has successfully done so in the past.  There can be no assurance, however, that these patents, or any patents that may be issued as a result of existing or future applications, will offer any degree of protection from competitors.

United States patents filed on or after June 8, 1995 have a term of 20 years from the date on which the application for the patent was filed.  Domestic patents in force on June 8, 1995 and patents issued on applications filed prior to June 8, 1995 automatically have a term that is the greater of the 20 year term from the date of filing above or 17 years from the patent grant.

Medical Graphics also owns registered trademarks and has applied for other trademarks in the U.S. and certain foreign countries.  Medical Graphics owns and actively enforces an array of related copyrights and trademarks.  These include but are not limited to: MedGraphics, preVent Pneumotach, BreathPath, BreezeSuite, CPX/D, CCM/D, CardiO2, CPX/Express, CCM/Express, Ultima/PF, Ultima/CPX, Ultima/CCM, Ultima/PFX, 1085/DX, Elite/Dx, Elite/DL, PF/Dx, Profiler/Dx, Profiler/DL, CPF-S/D, Pulmonary Consult, Exercise Consult, KnowledgeNet and various logos.

Similarly, Medical Graphics owns New Leaf trademarks and copyrights that include but are not limited to:  New Leaf, ExerSmart, ExerScript, PDC Personal Digital Coach, PAS Personal Assessment System, New Leaf Active Metabolic Training, EnerySmart and various logos.

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

The Company conducts ongoing evaluations of potential infringement of any proprietary rights of third parties by the products the Company intends to market.  Regardless of the Company’s efforts to evaluate the potential infringement of any proprietary rights of third parties, however, there can be no assurance that such infringements do not exist or may not arise in the future.  There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry.  Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to or licensed by the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others, and to determine the scope and validity of the proprietary rights of others.  Adverse determinations in litigation could subject the Company to significant liabilities to third parties or could require the Company to seek licenses from third parties.

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

Class II devices are products for which the general controls of Class I devices are deemed not sufficient to assure the safety and effectiveness of the device and thus require special controls.  Special controls for Class II devices include performance standards, post-market surveillance, patient registries and the use of FDA guidelines.  Standards may include both design and performance requirements.  Class III devices have the most restrictive controls and require pre-market approval by the FDA.  Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.  All of  MedGraphics’ branded products are Class II devices.

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

In addition to the requirements described above, the Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices that they distribute commercially.  The Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs, which require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing and quality control.  In addition, these manufacturers are subject to inspection on a routine basis for compliance with the QSRs.  The FDA’s Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.  The FDA further requires that certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported.  The FDA has authority to inspect the Company’s facilities to ensure compliance with the Act and regulations thereunder.  Failure to comply with these regulations could have a material adverse effect on the Company’s business, financial condition and results of operations.  Medical Graphics is registered as a manufacturer with the FDA and successfully passed its most recent FDA auditin September 2004.

Regulation by Foreign Governments

The Company’s products are also subject to regulation similar to that of the FDA in various foreign countries.  ISO 13485:2003 certification indicates that a company’s development and manufacturing processes comply with standards for quality assurance and manufacturing process control.  ISO 13485:2003 certification evidences compliance with the requirements that enable a company to affix the “CE Mark” to its products.  The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union (“EU”) countries.  Since June 1998, medical devices cannot be sold in EU countries unless they display the CE Mark.  Medical Graphics received ISO 13485:2003 certification for its development and manufacturing processes in 1998 and has passed annual surveillance and recertification audits since 1998.  Medical Graphics has achieved CE certification for its primary cardiopulmonary testing products.  There can be no assurance, however, that Medical Graphics will be able to obtain regulatory approvals or clearances for its products in foreign countries.  In addition to compliance with ISO 13485:2003 certification, the Company’s products also meet Part I of the Medical Device Requirements for Canada and the Medical Device Directive 93/42/EEC Annex II.

Employees

As of October 31, 2006, the Company had 144 full-time and 11 part-time employees, including 29 in sales, 18 in field service, 9 in marketing, 18 in applications and technical support, 42 in engineering, manufacturing and production, 12 in research, development and quality assurance/regulatory affairs, and 16 engaged in finance and administration.  No employees are represented by a collective bargaining agreement and the Company has not experienced any work stoppage.  Management believes that relations with its employees are good.

Cautionary Note Regarding Forward-looking Statements

The discussion above contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements by their nature involve substantial risks and uncertainties.  The Company’s actual results may differ materially depending on a variety of factors, including:

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

Additional information with respect to the risks and uncertainties faced by the Company may be found in, and any prior discussion is qualified in its entirety by, the other risk factors that are described from time to time in Angeion’s Securities and Exchange Commission reports, including but not limited to this Annual Report on Form 10-KSB for the year ended October 31, 2006 and subsequently filed reports.

Certain Risk Factors

History of Recent Losses.  Prior to 2006, the Company incurred recurring losses including a net loss of $919,000 for the year ended October 31, 2005 and had an accumulated deficit of $4.6 million at October 31, 2006.  While the Company believes that its existing cash is adequate to support operations for the next fiscal year or more, the Company must ultimately remain profitable or obtain additional financing to be able to meet its future cash flow requirements, and there can be no assurance that it will be able to do so.

Product Liability and Potential Insufficiency of Product Liability Insurance.  The testing, manufacturing, marketing and sale of medical devices involve risk of liability claims and product recalls.  ICD products that the Company sold prior to 2001 are highly complex and were used in medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death.  As a result, the Company currently carries product liability insurance covering its products with policy limits per occurrence and in the aggregate that the Company has deemed to be sufficient.  The Company cannot predict, however, whether this insurance is sufficient, or if not, whether the Company will be able to obtain sufficient insurance, to cover the risks associated with the Company’s business or whether such insurance will be available at premiums that are commercially reasonable.  Although the Company has discontinued its ICD business, a successful claim against or settlement by the Company in excess of its insurance coverage or the Company’s inability to maintain insurance in the future could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.

In 2005, the Company settled a claim for indemnification from ELA Medical for expenses incurred by ELA Medical in connection with the recall of ICDs formerly manufactured by the Company.  The Company believed its product liability insurance would reimburse it for a significant amount of the cost of the settlement and defense of the ELA Medical claim.  On April 12, 2006, Angeion Corporation and Medmarc agreed to a settlement that resolved all matters with respect to the pending lawsuit between the parties related to the recovery of insurance proceeds for a claim associated with the Company’s former ICD business.  Medmarc made the settlement payment to the Company on June 9, 2006 and each party agreed to dismiss with prejudice all claims against the other in the pending lawsuit.

As a result of the settlement with Medmarc, the Company recorded a $171,000 gain, net of $103,000 of taxes, from discontinued operations for the year ended October 31, 2006.  The Company recorded a $229,000 loss from discontinued operations for the year ended October 31, 2005 that primarily consisted of legal expenses and the purchase of liability insurance coverage for claims associated with the Company’s discontinued ICD products.  The Company expects that the only expense for discontinued operations in the future will be the purchase of product liability insurance for as long as the Company believes it necessary to cover ICDs that remain implanted in patients.  The current policy for product liability insurance covering ICDs expires in July 2007.

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

Dependence upon New Products.  The Company is focusing a portion of its resources on the weight loss, general fitness, clinical research and disease prevention markets that are a logical extension of its core cardiorespiratory systems technology.  The Company’s principal products are its New Leaf Active Metabolic Training system and new cardiorespiratory diagnostic products planned for introduction both domestically and internationally.  The Company’s future success will be dependent, in part, upon the successful introduction of these products and services into the weight loss, general fitness, clinical research and disease prevention markets.  In developing these new products, it will incur additional research and development and marketing expenses.

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

Need for Market Acceptance.  Market acceptance of the Company’s products will depend, in part, on the capabilities and operating features of its products compared to competing products and the Company’s ability to market the benefits, features and clinical efficacy of its products.  The timeliness of its product introductions and its ability to manufacture quality products profitably and in sufficient quantities are also important to continued success.  Failure of the Company’s products to gain market acceptance would have a material adverse effect on the Company’s business, financial condition and results of operations.  Furthermore, even if there is growth in the markets for the Company’s products, there can be no assurance that the Company will participate in such growth.

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

Dependence on Senior Management and Other Key Personnel.  The Company’s success depends largely on effective leadership from its senior management and other key personnel.  Moreover, competition for qualified personnel with sufficient and relevant experience in the medical device industry is intense.  Accordingly, the loss of the services of such individuals, or the inability to hire additional key individuals as required, could have a material adverse effect on the Company, including its current and future product development efforts.

Dependence on Third Party Vendors.  The Company relies on third party vendors for certain components used in the Company’s products.  A number of significant components, such as capacitors, batteries and integrated circuits, are purchased from sole source suppliers.  Medical Graphics acquires its cycle ergometers and treadmills from third parties.  Although the Company attempts to maintain sufficient quantities of inventory of these components to minimize production delays or interruptions, there can be no assurance that the Company will find suitable alternatives at reasonable prices, if at all, or that any alternatives will remain available to the Company.  The Company’s inability to obtain acceptable components in a timely manner or find and maintain suitable replacement suppliers for components would have a material adverse effect on the Company, including its ability to manufacture its products.

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

The Company has experienced a material weakness in its internal controls.  The Company has recently experienced a material weakness in its internal control related to its accounting for income taxes during the first three quarters of fiscal year 2006 which required the Company to restate its consolidated financial statements for those periods.  Specifically, the Company did not have and through its engagement of third party outside advisers did not acquire, adequate technical expertise to effectively oversee and review the Company’s accounting for the utilization of pre-emergence bankruptcy NOL carry forwards in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.  As a result, the Company restated the financial information reported for the first three quarters of the year ended October 31, 2006 to correct a material error in provision for taxes, goodwill and other intangible assets. The Company has undertaken a remediation program to address this weakness, but there can be no assurance that the Company may not suffer additional material weaknesses and adjustments or restatements to its consolidated financial statements in the future.

Item 2.           Description of Property.

The Company currently leases a 52,254 square foot building for its office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota.  The building is also the location of the Company’s Medical Graphics subsidiary.  The building lease for the Company’s present office and manufacturing space expires in June 2009.  Annual rental costs will be approximately $306,000 in fiscal year 2007.  Rent expense was $292,000 and $286,000 for the years ended October 31, 2006 and 2005, respectively.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “ANGN.”  The prices below are the high and low sales prices as reported by the Nasdaq Capital Market for each quarter of FY 2006 and 2005.

Angeion Common Stock Prices
Fiscal Years	High	Low
2006
Fourth quarter	$11.85	$3.52
Third quarter	5.84	3.36
Second quarter	5.60	3.50
First quarter	4.63	2.00

2005
Fourth quarter	3.00	2.00
Third quarter	3.25	2.10
Second quarter	4.20	2.00
First quarter	4.61	1.17

As of November 27, 2006, approximately 487 persons held the Company’s common stock of record.  In addition, nominees for approximately 5,100 shareholders held shares in street name.

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its operations and does not anticipate paying any cash dividends in the future.

Equity Compensation Plan Information

The following table provides information as of October 31, 2006 with respect to the shares of the Company’s common stock that may be issued under its equity compensation plan.  The Company has one equity compensation plan, its 2002 Stock Option Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	619,750	$5.04	9,200

Recent Sales of Unregistered Securities

The Company had no unregistered sales of equity securities during the quarter ended October 31, 2006.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any equity securities during the quarter ended October 31, 2006.

Item 6.  Management’s Discussion and Analysis.

Overview

The Company is a medical device manufacturer with reported product revenues of $33.7 million for the year ended October 31, 2006.  Domestic product sales and service revenues accounted for 70.3% of revenue for the year ended October 31, 2006 while international product sales accounted for the remaining 29.7%.

The Company, through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names.  These cardiorespiratory diagnostic systems have a wide range of applications in healthcare, wellness and health and fitness.  Revenues consist of equipment and supply sales as well as service revenues.  Equipment and supply sales reflect sales of non-invasive cardiorespiratory diagnostic equipment and aftermarket sales of peripherals and supplies.  Service revenues consist of revenues from extended service contracts, non-warranty service visits and additional training.

The Company achieved the following milestones for 2006:

•                  The Company achieved profitability both for the fiscal year 2006 and the fourth quarter.  The fourth quarter profitability marked the Company’s fifth consecutive profitable quarter;

•                  Year-over-year revenue growth of 41.5% for 2006 met the Company’s goal of a fourth consecutive year of double-digit growth;

•                  Notable progress in the development of new cardiorespiratory diagnostic products was made and these new products are planned for introduction in 2007;

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

Total revenue for the year ended October 31, 2006 increased by 41.5% to $33.7 million from $23.8 million for the same period in 2005.  Operating expenses for 2006 were $14.5 million, an increase of 16.6% compared to $12.5 million in 2005.  Net income for the year ended October 31, 2006 was $1.4 million, or $0.38 per diluted share, compared to a net loss of $919,000, or $0.25 per diluted share, for the same period in 2005.  Net income for 2006 included a $171,000 gain from discontinued operations and the net loss for 2005 included a $229,000 loss from discontinued operations.

Throughout 2006, the Company continued development of several new products intended for both our domestic and international markets.  We are on schedule to begin selling these new products in 2007.  The Company will be announcing these new products during the course of the year.

Finally, the Company agreed to a settlement that resolved all matters with respect to the pending lawsuit between Angeion and Medmarc Casualty Insurance Company related to the recovery of insurance proceeds for a claim associated with the Company’s former ICD business.  Medmarc made the settlement payment to the Company on June 9, 2006 and each party agreed to dismiss with prejudice all claims against the other in the pending lawsuit.  See Note 13 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” in this Form 10-KSB for further discussion of this matter.

The following paragraphs discuss the Company’s performance for the year ended October 31, 2006 compared to 2005.

Results of Operations

The following table summarizes selected financial data relating to the operations of the Company.  Data for the years ended October 31, 2006 and 2005 are derived from the audited consolidated financial statements of the Company.

	Year Ended October 31,
(000’s omitted)	2006	2005
Revenues	$33,651	$23,774

Gross margin	16,635	11,751
Gross margin percentage	49.4%	49.4%

Operating expenses:
Selling and marketing	8,148	7,192
General and administrative	3,209	2,402
Research and development	2,367	2,061
Amortization of intangibles	812	811
	14,536	12,466

Operating income (loss)	2,099	(715)
Interest income	81	34

Income (loss) before taxes	2,180	(681)
Provision for taxes	914	9

Income (loss) from continuing operations	1,266	(690)

Income (loss) from discontinued operations	171	(229)

Net income (loss)	$1,437	$(919)

Year Ended October 31, 2006 Compared to 2005

Revenues.  Total revenue increased by 41.5% to $33.7 million for the year ended October 31, 2006 compared to $23.8 million for the same period in 2005.  Domestic product revenue increased by 23.0% to $21.0 million in 2006 compared to $17.0 million in 2005.  Internationally, product revenue increased 155% to $10.0 million in 2006 from $4.0 million in 2005.  Service revenue decreased 3.9% to $2.7 million in 2006 compared to $2.8 million in 2005 as a result of new systems sales that include a 12-month warranty.

Revenue was significantly influenced by sales to one of our new clinical research customers in 2006 that accounted for 23.6% of revenue for the year ended October 31, 2006.  The Company expects revenue from this customer to continue through the first quarter of 2007.  The Company expects to realize subsequent revenue for supplies and services in support of this customer throughout 2007 and 2008.  The contribution of this customer’s revenue from these supplies and services is expected to be less than 10% of total revenue for these respective future periods.  It should be noted that the Company recognizes that there may be some erratic revenue fluctuations on a quarterly basis.  The Company believes that revenue for the year 2007 will exceed 2006, even as we consider that the revenue contribution from our largest clinical research customer will vary.

Although the revenue contribution from our largest clinical research customer had an important impact on 2006, the Company’s revenue without that customer exceeded revenue reported for the same period in 2005.  Revenue for 2006 without this large customer increased by $1.9 million or 8.1% to $25.7 million compared to $23.8 million in 2005.

The marketing strategy to up sell and replace older cardiorespiratory diagnostic testing systems continues to be an important sales strategy that is widely accepted by our customers.  As a result, sales of our recently introduced Ultima Series systems remained strong throughout fiscal year 2006.  As anticipated, our new Ultima PF cardiorespiratory diagnostic systems are contributing significantly to both domestic and international revenue growth.  The Company believes that the success of our up sell program of our cardiorespiratory diagnostic systems to new systems will continue into FY 2007.

International revenue improved by 155% over the same period in 2005.  Sales in Latin and South America as well as Asia provided the most growth.  In 2006 we expanded our network of distribution partners which we believe will pay dividends throughout 2007.

Service revenue decreased 3.9% during 2006 compared to 2005 due to sales of new systems that are sold with 12-month warranties.  The Company anticipates future service revenue growth as newly-installed equipment becomes eligible for extended service contracts or billable service calls.

Gross Margin.  Gross margin percentage was 49.4% of revenues for both 2006 and 2005.  Although the Company has realized manufacturing efficiencies associated with increased manufacturing volumes and general process improvement initiatives, the required price discounts for our largest customer delayed incremental gross margin improvement in 2006.

Selling and Marketing.  Total selling and marketing expenses increased 13.3% to $8.1 million for the year ended October 31, 2006 compared to $7.2 million in 2005.  The increase in selling and marketing expenses is related to new sales and sales support personnel, travel and customer support expenses that increased in the aggregate by $704,000.  In addition, expenses for trade shows, commissions, and equipment demonstrations increased by $138,000, $52,000 and $49,000, respectively, for 2006 compared to 2005.

General and Administrative.  General and administrative expenses increased to $3.2 million in 2006 from $2.4 million in 2005.  The increase in general and administrative expenses in 2006 reflects increased accruals for employee incentive plans due to the expected achievement of defined incentive plan objectives for 2006.  General and administrative expenses for 2006 also included non-cash expenses of $187,000 for stock-based compensation associated with variable options compared to $6,000 for the same period in 2005.  The Company’s Compensation Committee accelerated the vesting of all unvested variable options during the third quarter of 2006 and as a result, there will be no further expenses for these options upon adoption of SFAS No. 123R, “Share-Based Payment.”

General and administrative expenses include a benefit of $32,000 and $156,000 in 2006 and 2005, respectively, due to reductions in the allowance for doubtful accounts as a result of improved collections from past due customers.

Professional fees decreased by $103,000 for the year ended October 31, 2006 while consulting expenses increased by $111,000 to more than offset the decrease in professional fees.  The increased consulting expenses were used to assist the Company with its strategic plan development.  General and administrative expenses also included $95,000 in consulting expenses associated with Sarbanes-Oxley compliance for 2006 compared to $102,000 for the same period in 2005.

Research and Development.  Research and development expenses increased 14.8% to $2.4 million in 2006 from $2.1 million in 2005.  Expenses for new personnel of $274,000 accounted for the majority of the increase in research and development costs for the year.  The Company’s current new product development initiatives include products targeted for asthma, allergy and primary care physicians, health and fitness clubs as well as international markets.  Initial product development phases have been completed and these new products are planned for introduction in 2007.

Amortization of Intangibles.  Amortization of intangible assets was $812,000 for the year ended October 31, 2006 compared to $811,000 for the same period in 2005.

Interest Income.  Interest income increased to $81,000 in 2006 from $34,000 in 2005.  The increase in interest income is principally due to an increase in interest rates together with an increase in excess cash balances available for short-term investment.

Provision for Taxes.  In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the Company is required to present the provision for taxes for 2006 as if it were fully taxable.  The Company has utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is required to pay only United States and state alternative minimum taxes (“AMT”) even though it has substantial federal net operating loss carry forwards.  Under SOP 90-7, the tax benefit for the utilization of these loss carry forwards must be recognized first as a reduction of goodwill and other intangibles and then as an increase to additional paid-in capital rather than a reduction of the provision for taxes in the statement of operations.

Income (Loss) from Discontinued Operations.  The net gain from discontinued operations of $171,000 for 2006 reflects the insurance recovery net of legal fees, consulting fees and miscellaneous litigation expenses.  The Company has allocated $103,000 of income taxes to discontinued operations for the year ended October 31, 2006.  The $229,000 loss from discontinued operations for 2005 primarily consisted of legal expenses and the purchase of liability insurance coverage for claims associated with the Company’s discontinued ICD products.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, and through the use of cash balances.

The Company had cash and cash equivalents of $4.1 million and working capital of $10.2 million as of October 31, 2006.  During the year ended October 31, 2006, the Company generated $1.9 million in cash from operating activities of continuing operations primarily from net income of $1.4 million that included non-cash expenses of $1.1 million for depreciation and amortization, $187,000 of stock-based compensation, and $910,000 of deferred income taxes.

Cash from operations was generated by increases of $1.2 million in advance payments from customers, $902,000 in accruals for employee compensation, $692,000 in deferred income and $391,000 in accounts payable.  Advance payments from customers are associated with orders for equipment received from these customers.  These increases were offset by cash used to increase accounts receivable and inventories by $2.7 million and $2.3 million, respectively.  The accrual for employee compensation increased due to the achievement of incentive plan objectives and deferred income increased due to increased deferrals associated with our one large customer.  The increases in both inventories and accounts payable are necessary to support one new customer’s orders for cardiorespiratory diagnostic equipment.  The increase in accounts receivable includes $3.0 million due from one large customer.  Payments due from this large customer are being made within the credit terms granted.

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

During the year ended October 31, 2006, the Company used $346,000 in cash for the purchase of property and equipment.  The Company has no material commitments for capital expenditures for fiscal year 2007.

The Company also generated $735,000 in cash through the exercise of stock options and warrants and the issuance of common stock under the Employee Stock Purchase Plan.

In connection with the June 30, 2005 $1.4 million settlement agreement with ELA Medical, the Company executed a $400,000 promissory note that required a payment of $200,000 that was made on December 31, 2005 and another $200,000 payment that was made on June 30, 2006.  These payments are reflected in the Consolidated Statement of Cash Flows for 2006 as promissory note payments within Cash Flows from Financing Activities.  The promissory note was backed up with an irrevocable bank letter of credit.  The Company was required to collateralize the irrevocable bank letter of credit with cash that was classified as cash restricted for discontinued operations at October 31, 2005.

The Company believes that its liquidity and capital resource needs for fiscal year 2007 will be met through its current cash and cash equivalents and cash flows from operations.

Other Commitments

The Company has made various financial commitments in the ordinary course of conducting its business operations.  Although these commitments are more fully discussed in the Notes to Consolidated Financial Statements, we are summarizing all of our significant commitments in the following table:

	Payments due by period (in thousands)
Contractual Obligations	Total	Due within one year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$1,089	$402	$673	$14	—
Minimum royalty payments for sales of AeroSport products	17	17	—	—	—
	$1,106	$419	$673	$14	—

Restatement of Quarterly Financial Statements

In connection with the audit of the Company’s consolidated financial statements as of and for the year ended October 31, 2006, the Company concluded that its financial statements for the first, second and third quarters of fiscal year 2006 should be restated as a result of a misapplication of accounting principle, specifically AICPA SOP 90-7, relating to accounting for income taxes and the utilization of pre-emergence bankruptcy NOLs. These revisions are included in the year-end results reported in this Form 10-KSB filing.

The table below summarizes the restated quarterly data for the year ended October 31, 2006:

	Fiscal 2006
	As Restated	As Restated	As Restated
(In Thousands, except per share data)	Q1	Q2	Q3	Q4	Total
Statements of Operations:
Revenue	$6,933	$7,212	$8,797	$10,709	$33,651
Cost of goods sold	3,404	3,683	4,488	5,441	17,016
Gross margin	3,529	3,529	4,309	5,268	16,635
Operating expenses:
Selling and marketing	1,953	1,852	2,013	2,330	8,148
General and administrative	713	806	809	881	3,209
Research and development	483	571	633	680	2,367
Amortization of intangibles	203	203	203	203	812
	3,352	3,432	3,658	4,094	14,536
Operating income	177	97	651	1,174	2,099
Interest income	9	19	22	31	81
Income before income taxes	186	116	673	1,205	2,180
Provision for income taxes	100	85	279	450	914
Income from continuing operations, net of taxes	86	31	394	755	1,266
Gain (loss) from discontinued operations, net of taxes	(4)	175	—	—	171
Net income	$82	$206	$394	$755	$1,437

Income per share –basic
Continuing operations	$0.02	$0.01	$0.11	$0.21	$0.35
Discontinued operations	—	0.05	—	—	0.05
Net income	$0.02	$0.06	$0.11	$0.21	$0.40
Income per share –diluted
Continuing operations	$0.02	$0.01	$0.10	$0.20	$0.34
Discontinued operations	—	0.04	—	—	0.04
Net income	$0.02	$0.05	$0.10	$0.20	$0.38
Weighted average common shares outstanding
Basic	3,611	3,619	3,626	3,681	3,634
Diluted	3,635	3,760	3,789	3,865	3,752

Critical Accounting Policies

Significant accounting policies adopted and applied by the Company are summarized in Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” which is included in this Form 10-KSB.  Some of the more critical policies include revenue recognition, allowance for doubtful accounts, income taxes, and impairment of long-lived assets.  The Company’s policies for these items are discussed in the following paragraphs.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years.  In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 for service contract revenue.  Deferred income associated with service contracts was $1,274,000 and $942,000 as of October 31, 2006 and 2005, respectively.  Revenue from installation and training services provided to domestic customers is deferred until the service has been performed.  The amount of deferred installation and training revenue was $362,000 and $248,000 at October 31, 2006 and 2005, respectively.

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

Allowance for Doubtful Accounts.  The Company establishes estimates of the uncollectibility of accounts receivable.  Management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables.  A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required.  The Company’s accounts receivable balance was $6,799,000, net of an allowance for doubtful accounts of $133,000 at October 31, 2006.

Income Taxes.  The Company utilizes the asset and liability method of accounting for income taxes. The Company recognizes deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. Each quarter the Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income.  The analysis to determine the amount of the valuation allowance is highly judgmental and requires weighing positive and negative evidence including historical and projected future taxable income and ongoing tax planning strategies.  Based upon management’s assessment of all available evidence, the Company determined that it is more likely than not as of October 31, 2006 that none of its deferred tax assets will be realized. Therefore, at October 31, 2006, a full valuation allowance of $9.8 million has been provided against the net deferred tax asset.  If the Company determines that it has become more likely than not that part of or all our deferred tax assets will be realized, the Company will be required to partially or fully reduce the valuation allowance.  If the Company reduces the valuation allowance, it will be required to allocate this reduction between pre and post bankruptcy deferred tax assets.  Under the application of AICPA SOP 90-7, when the valuation allowance relating to pre-emergence bankruptcy net operating loss and other deferred tax assets is reversed, tax benefits aggregating $7.2 million will be credited first to identifiable intangible assets arising from the bankruptcy and then to additional paid-in capital.  The valuation allowance related to post bankruptcy net operating losses and other deferred tax assets is approximately $2.6 million.  An aggregate of $2.3 million of the $2.6 million will first impact earnings as a reduction in the provision for taxes and thereafter, the remaining $300,000 will increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses. The allocation of the benefits realized from the reduction in the valuation allowance for deferred tax assets in interim and annual periods will require significant judgment to attribute the reduction to pre and post bankruptcy deferred tax assets. This may result in significant fluctuations in the provision for taxes for financial reporting purposes in future interim or annual periods.

Impairment of Long-Lived Assets.  The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset.  Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset.  If these assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.   As described in Note 5 to the Consolidated Financial Statements, if the Company realizes the benefits of pre-emergence bankruptcy deferred tax assets, the carrying amount of intangible assets will decline which will reduce the likelihood of future impairment charges for long-lived assets.

Foreign Currency Exchange Risk

All sales made by the Company’s Medical Graphics subsidiary are denominated in U.S. dollars.  The Company does not currently and does not intend in the future to utilize derivative financial instruments for trading or hedging purposes.

The Company’s foreign subsidiaries are not operating currently and are being liquidated.  Balances remaining with these subsidiaries are currently minimal and the corresponding exposure to foreign exchange rate fluctuations is likewise minimal.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.  The Company will adopt FIN 48 on November 1, 2007.

The FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25 and its related implementation guidance.  The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The Company will adopt the standard for fiscal 2007 using the modified prospective method.  While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in “Stock-Based Compensation” in Note 2 to the Consolidated Financial Statements .  The ultimate amount of increased compensation expense will depend on the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.  We have yet to determine the impact of SFAS No. 123R on the Company’s consolidated financial statements.

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

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company does not expect the adoption of SAB No. 108 to have a material impact on its consolidated financial statements.  The Company will adopt SAB No. 108 as of November 1, 2006.

Item 7.    Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Angeion Corporation:

We have audited the accompanying consolidated balance sheets of Angeion Corporation and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and shareholders’ equity for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angeion Corporation and subsidiaries as of October 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota
January 29, 2007

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, 2006 and 2005

(in thousands except share and per share data)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$4,069	$1,072
Cash restricted for discontinued operations	—	400
Accounts receivable, net of allowance for doubtful accounts of $133 and $210, respectively	6,799	4,100
Inventories	5,737	3,455
Prepaid expenses and other current assets	285	280
Current assets of discontinued operations	—	700
Total current assets	16,890	10,007

Property and equipment, net	1,096	1,035
Intangible assets, net	3,767	5,498
Goodwill	—	328
Total Assets	$21,753	$16,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,575	$1,184
Employee compensation	2,068	1,166
Advance payments from customers	1,234	—
Deferred income	1,125	871
Warranty reserve	335	175
Other current liabilities and accrued expenses	349	366
Current liabilities of discontinued operations	—	517
Total current liabilities	6,686	4,279

Long-term liabilities
Long-term deferred income	757	319
Deferred income taxes	—	337
Total long-term liabilities	757	656
Total liabilities	7,443	4,935

Shareholders’ equity:
Common stock, $0.10 par value. Authorized 25,000,000 shares, issued and outstanding 3,792,306 shares in 2006 and 3,609,325 shares in 2005	379	361
Additional paid-in capital	18,497	17,589
Deferred compensation	—	(14)
Accumulated deficit	(4,566)	(6,003)
Total shareholders’ equity	14,310	11,933

Commitments and contingencies (Notes 8, 14 and 15)
Total Liabilities and Shareholders’ Equity	$21,753	$16,868

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands except per share amounts)

	Year Ended October 31,
	2006	2005
Revenues:
Equipment and supply sales	$30,928	$20,941
Service revenue	2,723	2,833
	33,651	23,774
Cost of goods sold:
Cost of equipment and supply sales	16,579	11,614
Cost of service revenue	437	409
	17,016	12,023
Gross margin	16,635	11,751

Operating expenses:
Selling and marketing	8,148	7,192
General and administrative	3,209	2,402
Research and development	2,367	2,061
Amortization of intangibles	812	811
	14,536	12,466
Operating income (loss)	2,099	(715)
Interest income	81	34
Income (loss) before taxes	2,180	(681)

Provision for taxes	914	9
Income (loss) from continuing operations	1,266	(690)
Gain (loss) from discontinued operations, net of taxes	171	(229)
Net income (loss)	$1,437	$(919)

Net income (loss) per share - basic
Continuing operations	$0.35	$(0.19)
Discontinued operations	0.05	(0.06)
Net income (loss)	$0.40	$(0.25)

Net income (loss) per share - diluted
Continuing operations	$0.34	$(0.19)
Discontinued operations	0.04	(0.06)
Net income (loss)	$0.38	$(0.25)

Weighted average common shares outstanding
Basic	3,634	3,606
Diluted	3,752	3,606

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended October 31,
	2006	2005
		(Revised)
Cash Flows From Operating Activities:
Net income (loss)	$1,437	$(919)
(Gain) loss from discontinued operations	(171)	229
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	285	415
Amortization	812	811
Stock-based compensation	187	6
Tax benefit from stock options exercised	18	—
Deferred income taxes	910	9
Changes in operating assets and liabilities:
Accounts receivable	(2,699)	57
Inventories	(2,282)	(508)
Prepaid expenses and other current assets	(5)	14
Accounts payable	391	(342)
Employee compensation	902	234
Advance payments from customers	1,234	—
Deferred income	692	91
Warranty reserve	160	20
Accrued expenses	(17)	(28)
Net cash provided by operating activities of continuing operations	1,854	89
Cash provided by (used in) operating activities of discontinued operations	754	(804)
Net cash provided by (used in) operating activities	2,608	(715)

Cash Flows From Investing Activities:
Purchase of property and equipment	(346)	(217)
Net cash used in investing activities	(346)	(217)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan	20	14
Proceeds from the exercise of stock options	687	—
Proceeds from the exercise of warrants	28	—
Net cash provided by financing activities of continuing operations	735	14
Cash provided by (used in) financing activities of discontinued operations:
Promissory note payments	(400)	—
Cash restricted for discontinued operations	400	(400)
Net cash provided by (used in) financing activities	735	(386)

Net increase (decrease) in cash and cash equivalents	2,997	(1,318)
Cash and cash equivalents at beginning of year	1,072	2,390
Cash and cash equivalents at end of year	$4,069	$1,072

Cash paid for interest	$—	$—
Cash paid for taxes	$37	$13

Supplemental Disclosure of Non-cash Investing Activities

During 2006, the Company decreased goodwill $328,000 and intangible assets $919,000 with an offsetting decrease to the deferred tax valuation allowance of $1,247,000 for the usage of pre-emergence bankruptcy net operating loss carry forwards.

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common stock		Additional
	Number		paid-in	Deferred	Accumulated
	of shares	Par value	capital	compensation	deficit	Total

Balances at October 31, 2004	3,602	$360	$17,556	$—	$(5,084)	$12,832

Employee stock purchase plan	7	1	13	—	—	14
Deferred compensation for variable stock options	—	—	20	(20)	—	—
Stock-based compensation	—	—	—	6	—	6
Net loss	—	—	—		(919)	(919)

Balances at October 31, 2005	3,609	361	17,589	(14)	(6,003)	11,933

Employee stock purchase plan	8	1	19	—	—	20
Exercise of stock options	171	17	670	—	—	687
Exercise of warrants	4	—	28	—	—	28
Tax benefit from stock options exercised	—	—	18	—	—	18
Stock-based compensation	—	—	173	14	—	187
Net income	—	—	—	—	1,437	1,437

Balances at October 31, 2006	3,792	$379	$18,497	$—	$(4,566)	$14,310

See accompanying notes to consolidated financial statements.

Angeion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2006 and 2005

(1)           Description of Business

The consolidated financial statements include the accounts of Angeion Corporation and its wholly owned subsidiary, Medical Graphics Corporation.  All inter-company transactions and balances have been eliminated in consolidation.

Angeion Corporation (the “Company”) through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names.  These cardiorespiratory diagnostic systems have a wide range of applications in healthcare, wellness and health and fitness.

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

(2)           Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements contained in this report reflect the accounting principles set forth in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).  On June 17, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota.  On October 24, 2002, the Court entered an order confirming the Joint Modified Plan of Reorganization dated September 4, 2002 (“Reorganization Plan”).  The Reorganization Plan became effective on October 25, 2002.  For accounting purposes, the Company adopted fresh-start reporting in accordance with SOP 90-7 as of October 31, 2002.  In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values.  The Company utilized the assistance of an independent third-party appraiser to determine the fair values of substantially all of the Company’s tangible and intangible assets.  Currently, property and equipment are carried at values determined by an independent third-party appraiser in accordance with SOP 90-7.  Additionally, goodwill and intangible assets were also carried at values determined by an independent third party appraiser until those balances were adjusted during the year ended October 31, 2006 to reflect the use of pre-emergence bankruptcy net operating loss carry forwards (“NOLs”) as detailed in Note 5 to the Consolidated Financial Statements, “Intangible Assets and Goodwill.”

Cash and Cash Equivalents

Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase.  At October 31, 2006, cash equivalents consisted of money market funds.

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

Intangible Assets

Definite lived intangible assets consist of developed technology that is amortized on a straight-line basis over three, seven and ten years.  As further described in Note 5, as the Company utilizes pre-emergence bankruptcy NOL carry forwards, the Company will sequentially reduce the cost of trade name and developed technology until the net carrying cost is zero.  To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced or eliminated.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  See Note 9 to the Consolidated Financial Statements, “Income Taxes,” for discussion of the Company’s valuation allowance.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years.  In accordance with paragraph 4, of the Emerging Issues Task Force abstract 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 to service contract revenue.  Deferred income associated with service contracts was $1,274,000 and $942,000 as of October 31, 2006 and 2005, respectively.  Revenue from installation and training services provided to customers is deferred until the service has been performed.  The amount of deferred installation and training revenue was $362,000 and $248,000 at October 31, 2006 and 2005, respectively.

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

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products.  The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time.  Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers.  At October 31, 2006, advance payments from customers aggregated $1,234,000, of which $1,134,000 was from a single customer for products to be shipped during fiscal year 2007.  Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period.  Diluted income (loss) per share is computed similarly to basic income (loss) per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options or warrants, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.  As a result of the net loss, there were no dilutive common shares outstanding for the year ended October 31, 2005.

The Company had warrants outstanding at October 31, 2006 and 2005 to purchase 175,901 and 179,481 shares, respectively, of its common stock that were considered antidilutive and therefore not considered to have been exercised.  The Company also had options outstanding at October 31, 2006 and 2005 to purchase 619,750 and 697,800 shares, respectively, of its common stock that were considered antidilutive and therefore not considered exercised.

Shares used in the income (loss) per share computations for the years ended October 31, 2006 and 2005 are as follows:

(In thousands)	2006	2005
Weighted average common shares outstanding – basic	3,634	3,606
Dilutive effect of stock options and warrants	118	—
Weighted average common shares outstanding – diluted	3,752	3,606

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable.  Cash in excess of current operating needs is invested in accordance with the Company’s investment policy that emphasizes principal preservation.

Stock-Based Compensation

The Company applies the intrinsic-value method prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations to account for the issuance of stock incentives to employees and directors.  Except for variable stock options discussed below, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the consolidated financial statements.  In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company is required to present pro forma information reflecting compensation cost for such issuances.  Had the Company determined compensation costs based on the fair value at the date of grant for options granted, the Company’s net income (loss) would have been changed to the pro forma amounts indicated in the following table:

(In thousands, except per share amounts)	Year Ended October 31, 2006	Year Ended October 31, 2005
Net income (loss)
As reported	$1,437	$(919)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	118	6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(296)	(475)
Pro forma	$1,259	$(1,388)

Net income (loss) per share – basic
As reported	$0.40	$(0.25)
Pro forma	$0.35	$(0.38)

Net income (loss) per share – diluted
As reported	$0.38	$(0.25)
Pro forma	$0.34	$(0.38)

The above table reflects accelerated vesting for 46,800 options that occurred during 2006 due to action taken by the Compensation Committee of the Board of Directors.  As further described below, this increased pretax stock-based compensation expense under the intrinsic-value method for the year ended October 31, 2006 by $50,000.  In addition, this acceleration also increased pretax stock-based compensation expense under the fair value method for the year ended October 31, 2006 by $38,000.  The table also reflects the granting of 93,000 options to purchase the Company’s common stock on May 25, 2006 to the Company’s directors and officers.  These new options were granted at an exercise price of $5.08 per share, the closing price for the Company’s stock on May 25, 2006, and were immediately vested.  The fair value of these awards was determined to be $370,000.

The estimated per share weighted-average fair value of all stock options granted during the years ended October 31, 2006 and 2005 was $3.98 and $1.82, respectively, as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the respective periods:

	Year Ended October 31, 2006	Year Ended October 31, 2005
Risk-free interest rate	5.04%	4.54%
Expected volatility factor	85.39	73.83
Expected dividend	—	—
Expected option term	7 years	7 years

Variable Stock Option Grants

In September 2003 and July 2004, the Company granted employees options with an exercise price of $2.00 that vest at increasing rates as the Company’s common stock trades for increasing prices for 20 of 30 consecutive days.  There were 78,000 of these options outstanding at October 31, 2005.  Notwithstanding the performance vesting schedule, these options were exercisable in full beginning October 1, 2009.  The options became exercisable earlier if the Company’s stock trades at the following prices for 20 of 30 consecutive trading days.

Closing Price	Percent of Options Vested
$4.00	15%
4.50	40
5.00	60
5.50	80
6.00	100

Because the vesting for these grants was dependent on achieving these common stock price milestones, the Company accounted for these unvested option grants using variable accounting in accordance with APB No. 25.  Accordingly, the Company determined the intrinsic value of unvested variable option grants at each balance sheet date and recorded the changes in intrinsic value as deferred compensation.

During the second quarter of 2006, the Company’s stock traded at or above $4.50 per share for more than 20 of 30 consecutive trading days and therefore 31,200, or 40% of these options vested.  On July 18, 2006, the Compensation Committee of the Board of Directors immediately vested the remaining 46,800 options in light of significant progress by the Company.  When the options were granted in 2003 and 2004, the Company had not yet achieved profitability after emerging from bankruptcy.  As part of its overall strategy, the Company granted options with exercise prices of $2.00, $6.23 and $7.79 per share, all above the $1.40 and $1.68 closing market prices for the Company’s stock on the option grant dates.  The $2.00 options were granted with the closing price vesting provisions to reward employees as the stock price achieved these higher levels, in order to align these employees’ and shareholders’ interests.  The Compensation Committee believed that this goal had been largely achieved.  The Committee further concluded that the significant additional stock-based compensation expense that the Company would incur in connection with the vesting of the additional options would adversely affect the Company’s future earnings.

Upon vesting, the options are considered fixed plan awards with no further adjustment to the aggregate intrinsic value.  In addition, all previously recorded deferred compensation expense was charged to earnings upon vesting.  The total additional non-cash expense that the Company incurred in the third quarter of 2006 in connection with the accelerated vesting was $50,000.  Stock based compensation expense associated with these variable options was $187,000 and $6,000 for the years ended October 31, 2006 and 2005, respectively.

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset.  Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset.  If the assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  As described in Note 5, if the Company realizes the benefits of pre-emergence bankruptcy deferred tax assets, the carrying amount of intangible assets will decline which will reduce the likelihood of future impairment charges for long-lived assets.

Goodwill

Goodwill at October 31, 2005, represents the excess of cost over the net of all assets and liabilities that were recorded at their respective fair values as the Company emerged from bankruptcy on October 31, 2002.  The Company tests for goodwill impairment annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  Goodwill is not amortized.  During the year ended October 31, 2006, the Company utilized pre-emergence bankruptcy NOLs that reduced the carrying value of goodwill to $0.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.  The Company will adopt FIN 48 on November 1, 2007.

The FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25 and its related implementation guidance.  The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The Company will adopt the standard for fiscal 2007 using the modified prospective method.  While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in “Stock-Based Compensation” above.  The ultimate amount of increased compensation expense will depend on the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.  We have yet to determine the impact of SFAS No. 123R on the Company’s consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements of accounting for and reporting a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the statement.  The Company has adopted SFAS No. 154

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company does not expect the adoption of SAB No. 108 to have a material impact on its consolidated financial statements.  The Company will adopt SAB No. 108 as of November 1, 2006.

Reclassifications

See Note 13 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation,” for discussion of the revision to the presentation of operating activity and financing activity cash flows from discontinued operations for the year ended October 31, 2005

(3)           Inventories

Inventories consisted of the following at October 31, 2006 and 2005:

(In thousands)	2006	2005
Raw materials	$2,204	$1,304
Work-in process	297	186
Finished goods	3,236	1,965
	$5,737	$3,455

(4)           Property and Equipment

Property and equipment consisted of the following at October 31, 2006 and 2005:

(In thousands)	2006	2005
Furniture and fixtures	$1,453	$1,315
Equipment	909	821
Leasehold improvements	617	497
	2,979	2,633
Less: accumulated depreciation	(1,883)	(1,598)
	$1,096	$1,035

(5)           Intangible Assets and Goodwill

Intangible assets consisted of the following at October 31, 2006 and 2005:

(In thousands)	2006	2005
Intangible assets:
Developed technology	$6,900	$6,900
Trade name (unamortized)	81	1,000
	6,981	7,900

Amortization - developed technology	(3,214)	(2,402)
	$3,767	$5,498

Amortization expense was $812,000 and $811,000 for the years ended October 31, 2006 and 2005, respectively.

The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years.  If the Company continues to utilize pre-emergence bankruptcy net operating loss carryforwards, the Company will sequentially reduce the carrying cost of its trade name and developed technology until the net carrying cost of these assets is zero.  To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced.  Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of October 31, 2006, which does not reflect the possible reduction discussed above, is as follows:

(In thousands)	Amortization
2007	$779
2008	779
2009	778
2010	450
2011	450
2012	450
$3,686

Goodwill and Trade name consisted of the following at October 31, 2006 and 2005:

(In thousands)	Goodwill	Trade Name
Balance at October 31, 2005	$328	$1,000
Reduction in balance due to utilization of pre-emergence bankruptcy deferred tax assets	(328)	(919)
Balance at October 31, 2006	$0	$81

(6)           Warranty Reserve

Sales of the Company’s equipment are subject to a warranty obligation.  Equipment warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty provisions and claims for the years ended October 31, 2006 and 2005 were as follows:

(In thousands)	2006	2005
Balance, beginning of year	$175	$155
Warranty provisions	527	300
Warranty claims	(367)	(280)
Balance, end of year	$335	$175

(7)           Shareholders’ Equity

Common Stock and Warrants

There were 3,792,306 shares of the Company’s common stock outstanding at October 31, 2006.  Under the Reorganization Plan, the Company issued 179,537 warrants to purchase additional common stock at an exercise price of $7.79 per share.  The warrants expire on October 31, 2007 and are subject to redemption by the Company under certain circumstances.  Shareholders exercised 3,580 warrants during the year ended October 31, 2006.  At October 31, 2006 and 2005, there were 175,901 and 179,481 warrants outstanding, respectively.

Stock Options

Under the Angeion Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options of which 9,200 shares were available for future grants as of October 31, 2006.  The Company has no outstanding stock options outside of the 2002 Stock Option Plan.

The 2002 Stock Option Plan provides that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than 100% of the fair market value of the stock at date of grant.  All options expire no later than ten years from date of grant and are subject to various vesting schedules.  A summary of the status of the Company’s 2002 Stock Option Plan as of October 31, 2006 and 2005 and the changes during the years ended on those dates is presented below:

		Weighted
		Average
	Shares	Price
Outstanding at October 31, 2004	482,800	$5.78
Granted	215,000	2.53
Exercised	—	—
Expired or canceled	—	—

Outstanding at October 31, 2005	697,800	4.78
Granted	93,000	5.08
Exercised	(171,050)	4.02
Expired or canceled	—	—

Outstanding at October 31, 2006	619,750	$5.04

The following table summarizes information concerning stock options outstanding as of October 31, 2006:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
Range of	Number	Contractual	Exercise	Subject to	Exercise
Exercise Prices	Outstanding	Life	Price	Exercise	Price

$2.00	57,750	6.94	$2.00	57,750	$2.00
2.53	180,000	8.88	2.53	180,000	2.53
5.08	88,500	9.57	5.08	88,500	5.08
6.23	119,000	7.19	6.23	119,000	6.23
7.79	174,500	6.94	7.79	174,500	7.79

Total	619,750	7.93	$5.04	619,750	$5.04

(8)           Leases

The Company leases office and manufacturing space, and various office accessories.  The building lease for the Company’s present office and manufacturing space expires in June 2009.  Total lease expenses, including office and manufacturing space, were $384,000 and $365,000 for the years ended October 31, 2006 and 2005, respectively.  Future minimum lease payments under operating leases in effect at October 31, 2006 are as follows:

Year ended October 31, (In thousands)	Amount
2007	$402
2008	389
2009	284
2010	14
$1,089

(9)           Income Taxes

The total provision for income taxes for the years ended October 31, 2006 and 2005 was allocated as follows:

(In thousands)	2006	2005
Income from continuing operations	$914	$9
Gain from discontinued operations	103	—
Total income taxes	$1,017	$9

The provision for income taxes consists of the following for the years ended October 31, 2006 and 2005:

(In thousands)	2006	2005
Current tax expense	$89	$—
Deferred tax expense	807	9
Charge in lieu of tax relating to stock options	18	—
Total tax expense to continuing operations	$914	$9

The Company has a federal net operating loss carry forward at October 31, 2006 of approximately $127,260,000 which will expire in years 2007 through 2025.  In addition, the Company has a general business tax credit carry forward of approximately $559,000.

However, the utilization of these tax loss and tax credit carry forwards are limited under IRC §382 and §383, respectively, as a result of a significant change in ownership that occurred in the fourth quarter of fiscal 2006.  The Company estimates that the amount of federal net operating loss carry forward that is not limited is approximately $26.9 million.  Additionally, the Company has concluded that all general business credit carry forwards are limited and not available for use in future years.  The Company also has $116,000 of alternative minimum tax credit carry forwards that do not have expiration dates.  The alternative minimum tax credit carry forwards are impacted by IRC §383 but their ultimate use is not affected since they never expire.  The following table summarizes the expiration of federal net operating loss carry forwards over the next five years, after considering the statutory limitations described above:

(In thousands)	Net Operating Losses
2007	$295
2008	3,843
2009	2,069
2010	2,069
2011	1,979
Total	$10,255

The actual tax expense attributable to income (loss) from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the income (loss) from continuing operations as follows:

	Year Ended October 31, 2006	Year Ended October 31, 2005
Federal statutory rate	34.0%	(34.0)%
State taxes, net of federal benefit	3.1	0.1
Change in federal valuation allowance	—	30.0
Nondeductible meals and entertainment	1.9	5.2
Stock option compensation	2.9	—
Effective income tax rate	41.9%	1.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

(In thousands)	October 31, 2006	October 31, 2005
Deferred tax assets:
Net operating loss carry forwards	$10,068	$49,022
Tax credit carry forwards	116	1,079
Other	669	403
Valuation allowance	(9,825)	(49,188)
Total deferred tax assets	1,028	1,316
Deferred tax liabilities:
Intangible assets	(923)	(1,516)
Fixed assets	(105)	(137)
Total deferred tax liabilities	(1,028)	(1,653)
Net deferred income tax asset (liability)	$—	$(337)

The valuation allowance for deferred tax assets as of October 31, 2006 and 2005 was $9,825,000 and $49,188,000, respectively.  The total valuation allowance decreased $39,363,000 and $1,973,000 for the years ended October 31, 2006 and October 31, 2005, respectively. The large decrease in the valuation allowance in the current year resulted from the ownership change under IRC §382 that limited net operating loss and credit carry forwards.  In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  The deferred tax liability that is being recognized relates to indefinite lived intangible assets that are being amortized for tax purposes.

Due to the Company’s application of fresh-start reporting in the year ended October 31, 2002, the deferred tax benefit from the reduction of the valuation allowance related to pre-emergence bankruptcy deferred tax assets must be recognized as a reduction in the then current carrying value of fresh start accounting intangible assets until these assets are reduced to zero, and thereafter, as an increase in additional paid in capital.  Therefore, this reduction in the valuation allowance will not reduce the Company’s provision for taxes.  The Company also has established a valuation allowance for post-emergence deferred tax assets.  If the Company reduces the valuation allowance related to post-emergence deferred tax assets, the Company will first record a reduction in the provision for income taxes for non-stock-based compensation deferred tax assets, and thereafter, the stock-based compensation tax benefits will be recorded to additional paid-in capital.

If the Company reduces the valuation allowance in future periods, the following table summarizes the allocation of subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of October 31, 2006:

(In thousands)	Amount
Pre-emergence deferred tax assets which will reduce the carrying value of intangible assets	$3,767
Pre-emergence deferred tax assets which will be credited to additional paid-in capital	3,392
Post-emergence deferred tax assets which will be realized through a reduction in the provision for taxes in the consolidated statements of operations	2,339
Post-emergence deferred tax assets related to stock- based compensation which will be credited to additional paid-in capital	327
Total valuation allowance	$9,825

(10)         Employee Benefit Plans

401(k) Savings Plan

Substantially all employees are eligible to participate in the 401(k) Savings Plan (“Savings Plan”).  Employees may make pre-tax voluntary contributions to their individual accounts up to a maximum of 50% of their aggregate compensation, but not more than currently allowable Internal Revenue Service limitations.  The Savings Plan permits matching and discretionary employer contributions.  The Company matches 25% of the first 4% of an employee’s annual compensation.  Company contributions to the Savings Plan were $77,000 and $63,000 for the years ended October 31, 2006 and 2005, respectively.  Employee participants in the Savings Plan may allocate their account balances among 21 different funds available through the custodian.

Employee Stock Purchase Plan

On May 14, 2003, shareholders of the Company adopted the Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) and authorized the issuance of 100,000 shares under the Plan.  As of October 31, 2006, there were 76,813 shares available for future issuance.  The Stock Plan is available to all employees subject to certain eligibility requirements.  Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period.  The Company issued 8,351 and 7,752 shares under the Stock Plan during the years ended October 31, 2006 and 2005, respectively.

(11)         Reporting Comprehensive Income

The Company’s net income (loss) and comprehensive income (loss) are equivalent and therefore are not presented separately.

(12)         Segment Reporting

The Company operates in a single industry segment, cardiorespiratory diagnostic products.  The Company sells its products into many countries throughout the world.  Net sales by geographic area are shown in the following table.

(In thousands)	Year Ended October 31, 2006	Year Ended October 31, 2005
Revenues from unaffiliated customers
United States	$23,647	$19,851
Foreign countries	10,004	3,923
	$33,651	$23,774

Substantially all of the Company’s long-lived assets are located at the Company’s facilities in the United States.

The Company has one customer that accounted for 23.6% and 0.0% of revenues for the years ended October 31, 2006 and 2005, respectively.

(13)         Discontinued Operations and Related Litigation

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

As a result of the settlement with Medmarc, the Company recorded a $171,000 gain, net of $103,000 for taxes, from discontinued operations for the year ended October 31, 2006.  The Company expects that the only expense for discontinued operations in the future will be the purchase of product liability insurance for as long as the Company believes it necessary to cover ICDs that remain implanted in patients.  The current policy for product liability insurance covering ICDs expires in July 2007.

The $229,000 loss from discontinued operations for the year ended October 31, 2005 primarily consisted of legal expenses and the purchase of liability insurance coverage for claims associated with the Company’s discontinued ICD products.

Presentation of Cash Flows from Discontinued Operations.  Effective with the quarter ended July 31, 2006, the Company revised the presentation of operating and financing cash flows attributable to discontinued operations for fiscal 2005.

The following table shows the revisions that have been made to the Consolidated Statement of Cash Flows for the year ended October 31, 2005 to reflect the restriction of $400,000 of cash for the fiscal 2006 payments on the promissory note to ELA Medical:

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

(14)         Royalty Commitments

In June of 1984, the Company entered into a Technology Transfer Agreement with a third party under which the Company obtained all rights to use concepts, ideas, designs and know-how related to a software expert system platform which interprets pulmonary function test data.  In return for this technology transfer, the Company agreed to pay $100 for each unit it sells that utilizes this technology.  The Company incurred $35,000 and $28,000 in royalty expenses for the years ended October 31, 2006 and 2005 respectively, related to this commitment.

In March 2000, the Company agreed to pay royalties to AeroSport, Inc. for net sales of products covered by AeroSport’s patented technology.  The royalties are to be 5% of net sales subject to a minimum royalty of $100,000 per calendar year until December 31, 2006.  The aggregate amount of royalties is limited to $850,000 with a minimum of $700,000.  The Company incurred $100,000 in royalty expenses for both of the years ended October 31, 2006 and 2005 related to this commitment.

The Company has an agreement with a third party engaged in the business of developing and delivering risk assessment and lifestyle management materials and services to patients for improved cardio-vascular health, under which it obtained a perpetual license to use certain intellectual property as part of a custom developed private label product that is a web enabled self-help lifestyle management program.  The Company agreed to make royalty payments of 15% on all amounts received for the program with a $5.00 per participant minimum applicable to each consumer.  The Company began marketing this new product during fiscal 2003 under the New Leaf brand and makes it available to all New Leaf Personal Exercise System delivery sites.  The Company incurred $500 and $800 in royalty expenses for the years ended October 31, 2006 and 2005, respectively, related to this commitment.

On September 10, 2003, the Company entered into a Technology License Agreement with a third party, under which the Company obtained a license related to the design and manufacture of talking heart rate monitors.  In return for the license, the Company made a nonrefundable payment of $100,000 and further agreed to pay royalties ranging from $4.00 to $10.00 for each unit sold.  The royalties for certain units are limited to the greater of $5.00 for each unit sold within three years or $50,000.  Royalties covering the remaining units are limited to $2,000,000, at which time the license will be deemed fully paid up.  The Company did not incur any royalty expenses for the years ended October 31, 2006 and 2005 related to this commitment.

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

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Rodney A. Young, and chief financial officer, Dale H. Johnson, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of October 31, 2006.  In this evaluation, the Company concluded that, due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes, as described below, the Company’s disclosure controls and procedures were not effective as of October 31, 2006.

The material weakness in internal control over financial reporting related to the Company’s accounting for income taxes.  Specifically, the Company did not have, and through its engagement of third party outside advisers did not acquire, adequate technical expertise to effectively oversee and review the Company’s accounting for the utilization of pre-emergence bankruptcy net operating loss (NOL) carry forwards in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.  As a result, the Company restated the financial information included in the first three quarters of the year ended October 31, 2006, to correct a material error in provision for taxes, goodwill, and other intangible assets.

Due to this material weakness in internal control over financial reporting, the Company performed other procedures related to the presentation of provision for taxes and the use of pre-emergence bankruptcy NOL carry forwards in preparing its restated consolidated financial statements as of and for the quarters ended January 31, April 30 and July 31, 2006 to ensure that these consolidated financial statements were presented fairly, in all material respects, in accordance with U.S. generally accepted accounting principles.

(b) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of the date of the filing of this Form 10-KSB for the year ended October 31, 2006, the material weakness described above has not been remediated.  The Company is taking steps to ensure that it remediates the material weakness by implementing enhanced control procedures over accounting for income taxes.  These steps include education and training of Company management and staff to improve technical expertise with respect to income tax accounting.  The Company is also evaluating whether to replace or augment its current third party tax consulting resources to assist with the Company’s evaluation of complex issues concerning tax accounting to assist management in developing its judgments with respect to these issues.

PART III

Item 9.  Directors and Executive Officers of the Registrant.

Information about Directors

The following table sets forth certain information regarding the Company’s directors as of January 19, 2007.

Name of Director	Age	Principal Occupation	Director Since

Arnold A. Angeloni	64	Chief Executive Officer and President of Northcott Hospitality International	1990

K. James Ehlen, M.D.	62	Chief Executive Officer of Intrepid USA Healthcare	2005

John C. Penn	67	Chairman of Intek Plastics, Inc.	2000

Philip I. Smith	39	Executive Vice President of Corporate Development for Vital Images, Inc.	2006

Rodney A. Young	51	President and Chief Executive Officer of the Company	2004

Other Information about Directors

Arnold A. Angeloni is Chairman of Angeion Corporation and has served since July 2004 as the Chief Executive Officer and President of Northcott Hospitality International, a rapidly growing company in the hospitality industry and franchisor of the AmericInn® lodging system.  Previously, he was President of Gateway Alliance LLC, an integrated business incubator for identifying, creating, and providing operational support for start-up ventures.  From 1961 to 1995, Mr. Angeloni was employed by Deluxe Corporation, a provider of check products and services to the financial payments industry, in various administrative, marketing, and operations positions, including President of the Check Printing and Business Systems Divisions.

K. James Ehlen, M.D. is currently Chief Executive Officer of NU Design Medical Technology, a Minnesota based software company.  Dr. Ehlen also serves as Chair of Halleland Health Consulting Group, a Minneapolis-based health consulting firm focusing on health and wellness, improving governance in health care organizations, and assisting early stage organizations to move forward successfully.  From February 2001 to February 2003, Dr. Ehlen served as Chief, Clinical Leadership for Humana Inc., a national managed care organization.  He was Executive Leader of the Health Care Practice for Halleland Health Consulting Group from May 2000 to February 2001 and was a self-employed health care consultant from June 1999 to May 2000.  Beginning in 1988, Dr. Ehlen served in a series of executive roles beginning with CEO of Medica Health Plans through March of 1994.  He then became founder and co-CEO of Allina Health System in 1994 and served through June 1999.  He is currently serving on the board of several organizations including RespirTech, Inc., Transoma Medical, and Health Fitness Corporation.  He is a long-standing member of the American College of Physician Executives.

John C. Penn served as Chairman and Chief Executive Officer of Intek Plastics, Inc., a privately owned plastic extruder located in Hastings, Minnesota from March 2003 until January 2006 when he began serving only as Chairman.  Mr. Penn also served as Vice Chairman and Chief Executive Officer of the Satellite Companies from 1998 to March 2003.  From 1990 to 1997, Mr. Penn was the President and Chief Executive Officer of Centers for Diagnostic Imaging.  Previously, he served in a senior management capacity in various manufacturing companies.  Mr. Penn serves and has served on the Board of Directors of several private and public corporations.  Mr. Penn currently serves on the Board of Directors of Health Fitness Corporation, a public corporation.  He also served as a director of Medical Graphics from December 1996 to December 1999.

Philip I. Smith was named Executive Vice President — Corporate Development for Vital Images, Inc. in September 2005.  He served as Vital Images, Inc. Vice President-Marketing and Corporate Development from January 2004 until September 2005 and its Vice President-Corporate Development from February 2003 until January 2004.  From April 2002 to November 2002, Mr. Smith served as President and Chief Executive Officer of Thermonix, a medical technology company.  From April 2000 until April 2002, Mr. Smith was Vice President, Marketing and Corporate Development of Image-Guided Neurologics, Inc., a medical technology company.  From August 1997 to February 2000, Mr. Smith was an investment banker with the medical technology group at US Bancorp Piper Jaffray.  Before August 1997, Mr. Smith held senior sales positions at GE Medical Systems.  Mr. Smith holds a bachelor of science in electrical engineering from the University of Florida, and a master of business administration from the Wharton School of the University of Pennsylvania.

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

Name of officer	Age	Title

Rodney A. Young	51	President and Chief Executive Officer

Dale H. Johnson	62	Chief Financial Officer

Dale H. Johnson, CPA (inactive) was appointed Chief Financial Officer in January 2000.  Prior to joining the Company, Mr. Johnson served as the Chief Financial Officer of Medical Graphics from March 1997 to December 1999.  From 1995 to 1997, Mr. Johnson served as a consultant to various companies in financial distress.  From 1994 to 1995, he served as Chief Financial Officer to Larson Companies, a privately owned group of heavy truck dealerships.  From 1991 to 1994, he served as Chief Financial Officer to National Marrow Donor Program.  From 1971 to 1986, he served as Chief Financial Officer for the Pepsi subsidiary of MEI Corporation.  In 1986, PepsiCo, Inc. acquired MEI Corporation and thereafter Mr. Johnson served as Area Chief Financial Officer to PepsiCo, Inc.  During the previous five years, he worked as an accountant with Arthur Andersen & Co. and served as a finance officer in the United States Army.  Mr. Johnson holds a B.A. in Economics and Accounting from St. John’s University and is a Certified Public Accountant (inactive).

Section 16(a) Beneficial Ownership Reporting Compliance.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended October 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.  Executive Compensation.

Summary of Cash and Certain Other Compensation.  The following table sets forth the cash and non-cash compensation for the years ended October 31, 2006, 2005 and 2004 earned by, or awarded to, Mr. Young who served as the Chief Executive Officer of the Company and the only other executive officer of the Company whose total cash compensation exceeds $100,000 (“Named Executive Officers”) in 2006.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Period/ Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award ($)	Securities Underlying Options (#)	All Other Compensation (1)

Rodney A. Young(2)	2006	$263,942	$275,000	$—	$—	12,000	$7,200
President and	2005	236,154	34,000	—	—	50,000	7,200
Chief Executive Officer	2004	69,885	20,849	—	—	81,000	2,188

Dale H. Johnson	2006	144,117	75,077	—	—	4,500	—
Chief Financial	2005	133,163	9,555	—	—	10,000	—
Officer	2004	127,498	18,653	—	—	—	—

(1)                                  Other compensation amounts represent an automobile allowance paid by the Company.

(2)                                  Mr. Young was appointed as a director, President and CEO of the Company effective November 1, 2004.  He served as Executive Vice President from July 6, 2004 to October 31, 2004.

Grants of Stock Options

The Company adopted the Angeion Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”) on October 25, 2002, the effective date of the Plan of Reorganization.  During the year ended October 31, 2006, the Company granted 48,000 options to purchase the Company’s stock to employees and 45,000 options to directors.  The following table provides information concerning grants of options to purchase the Company’s common stock made during the year ended October 31, 2006 to the Named Executive Officers.

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% Of Total Options Granted to Employees in 2006	Exercise Price Per Share ($/share)	Expiration Date

Rodney A. Young	12,000	25.0	5.08	5/25/2016

Dale H. Johnson	4,500	9.4	5.08	5/25/2016

Exercises of Stock Options and Year-End Option Values

The following table provides information concerning option exercises during 2006 and the value of exercisable and unexercisable options held by Named Executive Officers as of October 31, 2006.  The value of unexercised in-the-money options is based on the closing price of Angeion common stock on October 31, 2006 of $10.69 per share, minus the exercise price, multiplied by the number of shares issuable upon exercise of the options.

			Number of Securities Underlying Unexercised Options at October 31, 2006 (#)		Value of Unexercised In- the-money Options at October 31, 2006 ($)
Name	Shares acquired on exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Rodney A. Young	—	—	143,000	—	$886,620	—

Dale H. Johnson	—	—	42,300	—	243,370	—

Compensation of Directors

In September 2005, the Board of Directors adopted a new policy for cash and equity compensation to be paid to members of the Board of Directors and committees of the Board of Directors which was effective in 2005 and 2006.  The Company and the Board of Directors believe this compensation policy is in line with compensation paid to directors of comparable companies, recognizes the workload and responsibilities of the board and committee members and is designed to enable Angeion to attract qualified directors when needed.  The board compensation plan is detailed as follows:

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

Employment Agreements

In June 2004, the Company entered into a written employment agreement with Rodney A. Young under which Mr. Young agreed to serve as Executive Vice President of the Company effective July 6, 2004.  Mr. Young also agreed to be appointed President and Chief Executive Officer beginning November 1, 2004.  Mr. Young’s salary has been adjusted by the Board of Directors from time to time.  In exchange for his service, Mr. Young currently receives an annual salary of $302,500, and is eligible to earn a cash bonus of up to 100% of his annual salary and an over-achievement bonus of up to an additional 15% based upon achievement of certain objectives in a bonus plan established by the Board of Directors.  Mr. Young was also elected as a member of the Board of Directors on November 1, 2004 and receives no additional compensation for this service.  The agreement will terminate upon 60 days written notice by either party, upon notice by the Company of termination “for cause” or upon the event of Mr. Young’s death or disability.  The agreement also contains a non-compete provision for one year after the termination of Mr. Young’s employment.

Each of Mr. Young and Mr. Johnson also has rights under respective change in control agreements with the Company.  Under each agreement, if the officer’s employment is terminated during a period of twenty-four months following a Change in Control of the Company (i) by the Company other than for Cause or death, or (ii) by the officer for Good Reason (as these terms are defined in the agreements), then the officer will be entitled to a lump sum payment equal to the annual base salary in effect immediately prior to termination, health insurance coverage and out placement assistance.  If the officer’s employment is terminated prior to the Change of Control, the officer also will be entitled to Change of Control benefits if the termination was a condition of the Change of Control or was at the request or insistence of a person related to the Change of Control.  If such a termination had occurred at the end of fiscal 2006, the amount payable to Mr. Young pursuant to his agreement would have been approximately $296,000 and the amount payable to Mr. Johnson would have been approximately $185,000.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has an Audit Committee (“Committee”) comprised of John C. Penn (Chair), Arnold A. Angeloni and K. James Ehlen, M.D.  The Committee operates under an Audit Committee Charter as amended March 27, 2002.  Each member of the Committee is an independent director as defined by the Nasdaq Small Cap Market listing standards.  The Company’s Board of Directors has reviewed the education, experience and other qualifications of each member of its Audit Committee.  After review, the Board of Directors has determined that Mr. Penn meets the Securities and Exchange Commission definition of an “audit committee financial expert.”

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics Policy that applies to all directors and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Ethics and Business Conduct is available on the Company’s web site, www.angeion.com,or may be obtained upon request from the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 19, 2007 concerning the beneficial ownership of the common stock of the Company by (i) the only shareholders known by the Company to own more than five percent of the common stock of the Company, (ii) each director of the Company, (iii) each officer listed in the Summary Compensation Table (“Named Executive Officers”) and each current executive officer, and (iv) all executive officers and directors of the Company as a group.

Name of Beneficial Owner	Shares of Common Stock (1)	Shares Acquirable within 60 days	Total	Percentage

Healthinvest Partners AB (2)
Arsenalsgatan 4
SE-111 47 Stockholm
Sweden	204,136	—	204,136	5.3

Arnold A. Angeloni	3,817	39,000	42,817	1.1

K. James Ehlen, M.D.	—	25,000	25,000	*

Dale H. Johnson	7,000	42,300	49,300	1.3

John C. Penn	3,105	54,000	57,105	1.5

Philip I. Smith	—	—	—	—

Rodney A. Young	7,652	143,000	150,652	3.8

All executive officers and directors as a group (6 persons)	21,574	303,300	324,874	7.8

* (Indicates ownership of less than one percent.)

(1)                                  Except as noted, all shares beneficially owned by each person as of the record date were owned of record, and each person had sole voting power and sole investment power for all such shares beneficially held.

(2)                                  Based on a Schedule 13G dated December 6, 2006 filed with the SEC.

Item 12.  Certain Relationships and Related Transactions.

None.

Item 13.  Exhibits.

(a)          1. Financial Statements of Registrant

The following financial statements of Angeion Corporation and Subsidiaries are set forth in Item 7 of this Form 10-KSB:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of October 31, 2006 and 2005.

Consolidated Statements of Operations for the years ended October 31, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended October 31, 2006 and 2005.

Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2006 and 2005.

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

22.1	List of Subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.	Certifications pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

99.1	Press release dated January 29, 2007 reporting Angeion Corporation results of operations for the three months and year ended October 31, 2006.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Item 14.  Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

KPMG LLP has served the Company as the independent registered public accounting firm for a number of years, including the years ended October 31, 2006 and 2005.  The Company’s Audit Committee has not yet selected a firm to serve as independent registered public accounting firm for fiscal year 2007, but intends to review this matter as part of its Audit Committee review.  A representative of KPMG LLP is expected to be present at the 2007 Annual Meeting of Shareholders.  The representative will have an opportunity to make a statement if he or she desires to do so, and will be available to respond to appropriate questions.

Audit Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s consolidated financial statements for the years ended October 31, 2006 and 2005, and fees billed for other services rendered by KPMG LLP:

	Year Ended October 31, 2006	Year Ended October 31, 2005
Audit fees	$122,000	$112,000

Audit-related fees	5,500	11,900

Tax fees	—	—

All other fees	—	—

	$127,500	$123,900

(1)         Audit fees consist of fees for the annual audit of the Company’s consolidated financial statements and reviews of financial statements included in quarterly reports on Form 10-QSB.  Audit related fees consist of fees for services related to the Company’s responses to comment letters received from the Securities and Exchange Commission and consent fees related to the Company’s filing of an S-8 Registration Statement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

January 29, 2007
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

Name	Title	Date

President, Chief Executive Officer
/s/ Rodney A. Young	(Principal Executive Officer)	January 29, 2007
Rodney A. Young

/s/ Dale H. Johnson	Chief Financial Officer	January 29, 2007
Dale H. Johnson

/s/ Arnold A. Angeloni	Director	January 29, 2007
Arnold A. Angeloni

/s/ K. James Ehlen, M.D.	Director	January 29, 2007
K. James Ehlen, M.D.

/s/ John C. Penn	Director	January 29, 2007
John C. Penn

/s/ Philip I. Smith	Director	January 29, 2007
Philip I. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Angeion Corporation:

Under the date of January 29, 2007, we reported on the consolidated balance sheets of Angeion Corporation and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and shareholders’ equity for the years then ended.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 13.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
January 29, 2007

ANGEION CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts
Years Ended October 31, 2006 and 2005
(In Thousands)

Description	Balance at Beginning of Year	Additions	Deletions	Balance at End of Year
Year ended October 31, 2006
Allowance for doubtful accounts	$210	$0	$(77)	$133

Year ended October 31, 2005
Allowance for doubtful accounts	376	0	(166)	210