Form 10QSB
period 2007-01-31
ANGEION CORP/MN
filed 2007-03-12
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2007

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

Yes      ☒      No      ☐

The Company had 3,878,345 shares of common stock, $0.10 par value, outstanding as of March 5, 2007.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2007 and October 31, 2006

(unaudited, in thousands except share and per share data)

	January 31,	October 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$4,671	$4,069
Accounts receivable, net of allowance for doubtful accounts of $110 and $133, respectively	7,592	6,799
Inventories	5,329	5,737
Prepaid expenses and other current assets	281	285
Total current assets	17,873	16,890

Property and equipment, net of accumulated depreciation of $1,964 and $1,883, respectively	1,020	1,096
Intangible assets, net	3,415	3,767
Total Assets	$22,308	$21,753

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,531	$1,575
Employee compensation	1,576	2,068
Advance payments from customers	833	1,234
Deferred income	1,228	1,125
Warranty reserve	365	335
Other current liabilities and accrued expenses	496	349
Total current liabilities	6,029	6,686

Long-term liabilities:
Long-term deferred income	765	757
Total Liabilities	6,794	7,443

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding, 3,872,845 shares in 2007 and 3,792,306 shares in 2006	387	379
Additional paid-in capital	19,204	18,497
Accumulated deficit	(4,077)	(4,566)
Total shareholders’ equity	15,514	14,310
Total Liabilities and Shareholders’ Equity	$22,308	$21,753

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

(unaudited, in thousands except per share amounts)

	Three Months Ended
	January 31,
	2007	2006
Revenues
Equipment and supply sales	$9,888	$6,247
Service revenue	731	686
	10,619	6,933
Cost of goods sold
Cost of equipment and supplies	5,220	3,281
Cost of service revenue	112	123
	5,332	3,404

Gross margin	5,287	3,529

Operating expenses:
Selling and marketing	2,475	1,953
General and administrative	1,160	713
Research and development	675	483
Amortization of intangibles	195	203
	4,505	3,352

Operating income	782	177
Interest income	36	9

Income before taxes	818	186
Provision for taxes	329	100

Income from continuing operations	489	86
Loss from discontinued operations, net of $0 taxes	—	(4)
Net income	$489	$82

Earnings per share - basic
Continuing operations	$0.13	$0.02
Discontinued operations	—	—
Net income per share	$0.13	$0.02

Earnings per share - diluted
Continuing operations	$0.12	$0.02
Discontinued operations	—	—
Net income per share	$0.12	$0.02

Weighted average common shares outstanding
Basic	3,838	3,611
Diluted	4,249	3,635

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	January 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$489	$82
Loss from discontinued operations	—	4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	276	266
Stock-based compensation	3	56
Tax benefit from stock options exercised	(117)	—
Deferred income taxes	157	100
Changes in operating assets and liabilities:
Accounts receivable	(793)	(283)
Inventories	408	(391)
Prepaid expenses and other current assets	4	167
Accounts payable	(44)	175
Employee compensation	(492)	34
Advance payments from customers	(401)	—
Deferred income	111	22
Warranty reserve	30	8
Other current liabilities and accrued expenses	264	(22)
Net cash provided by (used in) continuing operations	(105)	218

Cash used in operating activities of discontinued operations	—	(104)
Net cash provided by (used in) operating activities	(105)	114

Cash Flows From Investing Activities:
Purchase of property and equipment	(5)	(35)
Net cash used in investing activities	(5)	(35)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan	18	9
Proceeds from the exercise of stock options	377	—
Proceeds from the exercise of warrants	200	—
Tax benefit from stock options exercised	117	—
Net cash provided by financing activities of continuing operations	712	9
Cash provided by (used in) financing activities of discontinued operations:
Promissory note payment	—	(200)
Cash restricted for discontinued operations	—	200
Net cash provided by financing activities	712	9

Net increase in cash and cash equivalents	602	88

Cash and cash equivalents at beginning of period	4,069	1,072

Cash and cash equivalents at end of period	$4,671	$1,160
Supplemental disclosure of non-cash investing activities:

During the three months ended January 31, 2007, the Company decreased intangible assets $157,000 with an offsetting decrease to the deferred tax valuation allowance of $157,000 for the usage of pre-emergence bankruptcy net operating loss carry forwards.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2007

(Unaudited)

1.             Basis of Presentation

The consolidated balance sheet as of January 31, 2007, the consolidated statements of earnings and cash flows for the three months ended January 31, 2007 and 2006, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The consolidated balance sheet at October 31, 2006 was derived from the audited consolidated financial statements as of that date.  Operating results for the three months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.  For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-KSB for the year ended October 31, 2006.

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes items such as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three months ended January 31, 2007 and 2006, comprehensive income for Angeion Corporation was equivalent to net income as reported.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years.  In accordance with paragraph 4, of the Emerging Issues Task Force abstract 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 to service contract revenue.  The total amount of deferred service contract revenue was $1,421,000 and $1,274,000 at January 31, 2007 and October 31, 2006, respectively.  Revenue from installation and training services provided to customers is deferred until the service has been performed.  The amount of deferred installation and training revenue was $333,000 and $362,000 at January 31, 2007 and October 31, 2006, respectively.

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

The Company has one customer that accounted for 23.8% of revenues for the three months ended January 31, 2007 and no revenue for the same period in 2006.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products.  The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time.  Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers.  At January 31, 2007, advance payments from customers aggregated $833,000, of which $679,000 was from a single customer for products to be shipped during fiscal year 2007.  Advance payments to customers at October 31, 2006 aggregated $1,234,000, of which $1,144,000 was from a single customer.  Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

3.             New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.  The Company will adopt FIN 48 on November 1, 2007.

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

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company’s adoption of SAB No. 108 as of November 1, 2006 did not have a material impact on its financial statements.

4.             Stock Based Compensation

Effective November 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”).  Under the fair value recognition provisions of SFAS No. 123(R), the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.  The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively restated.  The provisions of SFAS No. 123(R) apply to awards granted, modified or cancelled after the November 1, 2006 effective date.  Stock-based compensation expense for non-vested awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation cost estimated for SFAS No. 123 pro forma disclosures.  Total stock-based compensation expense included in our statement of earnings for the three months ended January 31, 2007 was $3,000.

Stock Options

Under the Angeion Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options of which 9,200 shares were available for future grants as of January 31, 2007.  As of January 31, 2007, options for 790,800 shares had been granted and 221,400 shares had been issued upon exercise of options.  The Company has no outstanding stock options outside of the 2002 Stock Option Plan.

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

Employee Stock Purchase Plan

The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions.  The Stock Plan is available to all employees subject to certain eligibility requirements.  Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase.  The Company increased the price at which options are issued to 95% of the market value effective January 1, 2007.  The Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year.  For the phase that ended on December 31, 2006, employees purchased 4,462 shares at a price of $4.08 per share in the first quarter of fiscal year 2007.  As of January 31, 2007, the Company has withheld approximately $2,786 from employees participating in the phase that began on January 1, 2007.  At January 31, 2007, approximately 72,351 shares of common stock were available for future purchase under the Stock Plan.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date.  The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends.

The expense recognized for shares purchased under the Stock Plan is equal to the fair value of stock options as of the grant date.

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

Three Months Ended January 31, 2007
Weighted average fair value of options granted	$5.18

Assumptions used:
Expected life (years) (a)	.5
Risk-free interest rate (b)	4.97%
Volatility (c)	135.66%
Dividend yield (d)	0%

a)              Expected life: The Company analyzes historical employee exercise and termination data to estimate the expected life assumption. The Company believes that historical data currently represents the best estimate of the expected life of a new employee option.

b)             Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

c)              Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

d)             Dividend yield: The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock.

Stock-Based Compensation Expense

Prior to adopting SFAS No. 123(R), the Company accounted for stock options under APB Opinion No. 25 using the intrinsic value method and the impact based on the fair value method on the Company’s net earnings was disclosed on a pro forma basis in the footnotes to the consolidated financial statements.  In these pro forma disclosures, the Company recognized stock option compensation expense based on the stated vesting period.  There was no stock-based compensation expense capitalized into ending inventory as it was deemed immaterial.

Applying SFAS No. 123(R), the amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest.  The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.  Ultimately, the total expense recognized over the vesting period will equal the awards that actually vest.

The following table presents the statement of earnings classification of pre-tax stock-based compensation expense, for options and restricted stock awards, recognized for the three months ended January 31, 2007:

(In thousands)	Three Months Ended January 31, 2007
Cost of goods sold	$—
Selling and marketing	2
General and administrative	1
Research and development	—
$3

The following table illustrates the effect on net income and net income per share for the three months ended January 31, 2006, if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to its stock-based employee compensation:

(In thousands, except per share amounts)	Three Months Ended January 31, 2006
Net income, as reported	$82
Add: Stock-based compensation expense included in net income under intrinsic value method (a)	35
Less: Stock-based compensation expense determined under fair value based method for all awards (a)	(3)
$114

Net income per share – basic and diluted
As reported	$0.02
Pro forma	0.03

a)              Compensation expense is net of related tax effects

Tax Impacts of Stock-Based Compensation

Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized share-based compensation expense were reported on the consolidated statement of cash flows as operating cash flows.  Under SFAS No. 123(R), these excess tax benefits are reported as financing cash flows.  Although total cash flows under SFAS No. 123(R) remain unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS No. 123(R).  For the three months ended January 31, 2007, there were excess tax benefits of $117,000, which are classified as financing cash flows.  For the three months ended January 31, 2006, there were no excess tax benefits.

Stock Options

The following table summarizes stock option activity during the three months ended January 31, 2007:

	Options	Weighted Average Exercise Price
Outstanding at October 31, 2006	624,187	$5.03
Granted	1,536	11.62
Exercised	54,787	7.21
Canceled / forfeited	—	—
Outstanding at January 31, 2007	570,936	$4.84

The following table summarizes information concerning stock options outstanding as of January 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Subject to Exercise	Weighted Average Exercise Price

$2.00	57,400	$2.00	6.68	57,400	$2.00
2.53	180,000	2.53	8.62	180,000	2.53
5.08	88,500	5.08	9.32	88,500	5.08
6.23	110,500	6.23	6.96	110,500	6.23
7.79	133,000	7.79	6.68	133,000	7.79
11.62	1,536	11.62	.42	—	—

Total	570,936	$4.84	7.46	569,400	$4.82

The total intrinsic value of options exercised during the three months ended January 31, 2007 was $368,000.  The total intrinsic value of options outstanding and exercisable at January 31, 2007 was $6,286,000, which was calculated using the closing stock price at the end of the fiscal quarter less the option price of in the money options.  The Company issues new shares when stock options are exercised.  Cash received from the exercise of stock options for the three months ended January 31, 2007 was $377,000 and the related tax benefit realized was $117,000.  Unrecognized compensation expense related to outstanding stock options as of January 31, 2007 was $3,000 and is expected to be recognized over a weighted average period of two months and will be adjusted for any future changes in estimated forfeitures.

5.             Inventories

Inventories consisted of the following at January 31, 2007 and October 31, 2006:

(In thousands)	2007	2006
Raw materials	$1,902	$2,239
Work-in-progress	282	294
Finished goods	3,145	3,204
	$5,329	$5,737

6.             Intangible Assets and Goodwill

Intangible assets consisted of the following at January 31, 2007 and October 31, 2006:

(In thousands)	2007	2006
Intangible assets:
Developed technology	$6,824	$6,900
Trade name (unamortized)	—	81
	6,824	6,981

Amortization - developed technology	(3,409)	(3,214)
	$3,415	$3,767

Amortization expense was $195,000 and $203,000 for the three months ended January 31, 2007 and 2006, respectively.

Intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets, which range from seven to ten years.  The Company utilizes pre-emergence bankruptcy net operating loss carry forwards (“NOLs”) to reduce trade name and developed technology as required by SOP 90-7.  To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced.  Estimated amortization expense for the remainder of fiscal year 2007 and for each of the succeeding years based on the intangible assets as of January 31, 2007, which does not reflect the possible future reductions discussed above, is as follows:

(In thousands)	Amortization
Nine months ending October 31, 2007	$571
2008	762
2009	762
2010	440
2011	440
2012	440
$3,415

Developed technology and trade name consisted of the following at January 31, 2007 and October 31, 2006:

(In thousands)	Developed Technology	Trade Name
Balance at October 31, 2006	$6,900	$81
Reduction in balance due to utilization of pre-emergence bankruptcy NOLs	(76)	(81)
Balance at January 31, 2007	$6,824	$—

7.             Warranty Reserve

Sales of the Company’s equipment are subject to a warranty obligation.  Equipment warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty activity for the three months ended January 31, 2007 and 2006 was as follows:

(In thousands)	2007	2006
Balance, beginning of period	$335	$175
Warranty provisions	176	86
Warranty claims	(146)	(78)
Balance, end of period	$365	$183

8.             Net Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the reporting period.  Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.

Shares used in the earnings per share computations for the three months ended January 31, 2007 and 2006 are as follows:

	Three Months Ended January 31,
(In thousands)	2007	2006
Weighted average common shares outstanding – basic	3,838	3,611
Dilutive effect of stock options	411	24
Weighted average common shares outstanding – diluted	4,249	3,635

The dilutive effect of stock options in the above table excludes all options for which the exercise price was higher than the average market price for the period.  All stock options outstanding at January 31, 2007 were considered dilutive and therefore included in the above calculation while the number of stock options excluded from the calculation was 362,800 for the three months ended January 31, 2006.

The Company had warrants outstanding at January 31, 2007 and 2006 to purchase 150,174 and 179,481 shares, respectively, of its common stock.  All of the outstanding warrants have an exercise price of $7.79 per share and, unless exercised, will expire on October 31, 2007.  The warrants outstanding at January 31, 2007 were considered dilutive and, therefore, included in the above calculation.  The warrants outstanding at January 31, 2006 were considered antidilutive and, therefore, not considered to have been exercised.

9.             Income Taxes

The Company has recorded a provision for taxes from continuing operations of $329,000 for the three months ended January 31, 2007.  The provision for taxes has been calculated and presented in the statement of earnings as if the Company’s earnings were fully taxable.  The amount of income taxes payable is determined after utilizing the Company’s NOLs, including its pre-emergence bankruptcy NOLs.  Under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the tax benefit for the utilization of these pre-emergence bankruptcy NOL carry forwards must be recognized as a reduction of intangibles rather than a reduction of the provision for taxes in the statement of earnings.

The Company had a federal net operating loss carry forward at October 31, 2006 of approximately $26.9 million.  This amount is the remaining utilizable carry forward following the application of a limit due to an ownership change under Internal Revenue Code Section 382 that occurred during the fourth quarter of fiscal year 2006.  This carry forward is available to offset a portion of taxes payable in future years.  If not used, this carry forward will expire in years 2007 through 2025.  Approximately $10.3 million of this carry forward will expire over the next five years.  The Company also has $116,000 of alternative minimum tax credit carry forwards that do not have expiration dates.  Even though the Company has substantial federal net operating loss carry forwards, any income may still be subject to U.S. and State alternative minimum taxes.

The Company has recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future.  Although this determination was made in a prior fiscal year and is still applicable as of January 31, 2007, the Company will continue to assess the need for a full valuation allowance in future quarters.  Under SOP 90-7, a substantial portion of any future reversal of the valuation allowance will first reduce any intangible assets and then be credited directly to additional paid-in capital.  After the exhaustion of pre- emergence bankruptcy NOLs, approximately $2.3 million of the valuation allowance is related to post-bankruptcy NOLs and would be available to reduce the provision for taxes in the statement of earnings.  Any additional valuation allowance reversal will be used to reduce intangible assets to zero, with the remainder being credited to additional paid-in capital, including $327,000 related to excess stock option tax deductions.

Item 2.    Management’s Discussion and Analysis.

Forward-Looking Statements and Risk Factors

The discussion below contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements by their nature involve substantial risks and uncertainties.  Our actual results may differ materially depending on a variety of factors including: (i) our ability to successfully operate our business including our ability to develop, improve, and update our cardiorespiratory diagnostic products, (ii) our ability to ensure constant margins for products in light of fluctuating revenues from our clinical research customers, (iii) our ability to effectively manufacture and ship products in required quantities to meet customer demands, (iv) our ability to successfully defend the Company from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products, (v) our ability to protect our intellectual property, (vi) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures, and (vii) our dependence on third-party vendors.

Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the following discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to the Annual Report on Form 10-KSB for the year ended October 31, 2006, and subsequently filed reports.

Overview

The Company, through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names.  These cardiorespiratory diagnostic systems have a wide range of applications in healthcare, wellness and health and fitness.

Healthcare professionals use these cardiorespiratory diagnostic systems products to diagnose shortness of breath and lung diseases such as asthma and emphysema, and manage related treatment.  Through breath-by-breath analysis, some of the Company’s cardiorespiratory diagnostic systems measure fitness or conditioning levels to help physicians diagnose heart diseases such as heart failure and coronary disease.  Other health professionals use cardiorespiratory diagnostic systems to measure functional capacity and to prescribe safe and effective exercise in rehabilitation, weight management, general fitness, and athletic performance.  All of these applications are accomplished by measuring air flow and the concentrations of inhaled and exhaled gases such as oxygen and carbon dioxide while a person is at rest, or exercising on a bike or treadmill.  Professionals use this same assessment of exhaled gases and air flow to determine nutritional requirements of critically ill patients in a hospital or to design a weight loss program for members in a health club setting who wish to assess the number of calories they should consume and burn daily.  The Company’s products are also used by pharmaceutical and medical device companies conducting safety and efficacy clinical trials.

Revenues consist of equipment and supply sales and service revenues.  Equipment and supply sales reflect sales of non-invasive cardiorespiratory diagnostic equipment and aftermarket sales of peripherals and supplies.  Service revenues reflect revenues from extended service contracts, non-warranty service visits and additional training.

Results of Operations

The following table sets forth certain items from the Company’s Consolidated Statements of Earnings expressed as a percentage of revenues for the periods indicated:

	Three Months Ended January 31,
	2007	2006

Revenues	100.0%	100.0%
Cost of goods sold	50.3	49.1
Gross margin	49.7	50.9

Operating expenses:
Selling and marketing	23.3	28.2
General and administrative	10.9	10.3
Research and development	6.4	7.0
Amortization of intangibles	1.8	2.9
	42.4	48.4
Operating income	7.3	2.5
Interest income	.3	.1
Income before taxes	7.6	2.6
Provision for taxes	3.1	1.4
Income from continuing operations	4.5	1.2
Loss from discontinued operations	—	(0.1)
Net income	4.5%	1.1%

The Company reported product revenues of $33.7 million for the year ended October 31, 2006.  Domestic product sales and service revenues accounted for 70.3% of revenue for the year ended October 31, 2006 while international product sales accounted for the remaining 29.7%.

Total revenue for the first quarter of 2007 was $10.6 million, an increase of 53.2% from $6.9 million in 2006.  Operating expenses for the first quarter of 2007 were $4.5 million, an increase of 34.4% from $3.4 million in the first quarter of 2006.  Net income for the three months ended January 31, 2007 was $489,000, or $0.11 per diluted share, compared to net income of $82,000, or $0.02 per diluted share, for the same period in 2006.  Net income for the three months ended January 31, 2006 included a $4,000 loss from discontinued operations.

The Company continues to apply SOP 90-7 in its financial reporting related to income taxes, which requires the Company to present the provision for taxes on its statement of earnings as if it were fully taxed.  Therefore, the $329,000 provision for taxes in the first quarter of fiscal 2007 has been calculated and presented in the statement of earnings as if the Company’s earnings were fully taxable.  The actual amount of income taxes payable by the Company differs substantially from the Company’s provision for taxes, as it is determined after utilizing the Company’s pre-emergence bankruptcy NOLs. The components of the Company’s first quarter 2007 provision for taxes are summarized as follows:

•                                          Established a provision for taxes of $329,000 in the statement of earnings,

•                                          Decreased trade name and developed technology carrying value on the balance sheet by $81,000 and $76,000, respectively, from the utilization of pre-emergence bankruptcy NOLs,

•                                          Increased additional paid-in capital by $117,000 related to tax benefits realized from stock option exercises, and

•                                          Established income taxes payable of $55,000, which is the net of the three items listed above.

The $55,000 income taxes payable is the Company’s estimate of its cash payments for the first quarter of 2007 earnings.  See Note 9 to the Consolidated Financial Statements, “Income Taxes,” in this Form 10-QSB for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

Revenue

For the three months ended January 31, 2007, year-over-year total revenue increased by 53.2%.  Domestic product revenue has increased 56.3%, international product revenue increased 66.6% and service revenue increased 6.6%.

Sales of the Ultima PF cardiorespiratory diagnostic system are contributing significantly to both domestic and international revenue growth.  First quarter revenue grew as a result of new equipment and service sales to one of our clinical research customers.  The Company sells its cardiorespiratory diagnostic systems and services to this customer for use in conducting safety and efficacy clinical trial studies both in the United States and internationally.  This customer accounted for 23.8% of revenue for the three months ended January 31, 2007 and no revenue for the same period in 2006.  The Company expects revenue from this customer to continue throughout fiscal 2007 and into fiscal 2008.

Excluding sales to this customer, revenue for the three months ended January 31, 2007 increased by $1.2 million or 14.3% to $8.1 million compared to $6.9 million for the same period in 2006.

Service revenue increased $45,000 or 6.6% during the first quarter of 2007 compared to the same quarter in 2006.  Revenue from extended service contracts and non-warranty service visits both increased in 2007 compared to 2006, reversing a trend experienced during the last few years.  The Company believes that the increased installed customer base generated from increased sales in 2005 and 2006 contributed to these increases.

Gross Margin

Gross margin percentage for the three month period ended January 31, 2007 decreased to 49.8% of revenue compared to 50.9% for the same period in 2006.  The Company’s gross margin percentage for the last three sequential quarters has been consistent and has also been comparable to the gross margin percentage reported for fiscal year 2006.  Although the Company has realized manufacturing efficiencies associated with increased manufacturing volumes and general process improvement initiatives, they have been offset by negotiated price discounts for our largest customer.

Selling and Marketing

Selling and marketing expenses for the three months ended January 31, 2007 increased by 26.7% to $2.5 million compared to $2.0 million for the same period in 2006.

Selling and marketing expenses related to new sales and sales support personnel, travel and customer support expenses increased by 32% or $359,000 during the first quarter of 2007 compared to the same period in 2006.  The Company has increased the number of personnel to support its world-wide sales initiatives and to support a larger installed customer base resulting from sales increases during the past year.  In addition, commission expenses increase by $97,000 due to higher commissionable revenue.  All other components of selling and marketing expenses increased by $66,000 for the first quarter of 2007 compared to 2006.

General and Administrative

General and administrative expenses for the three months ended January 31, 2007 increased by $447,000 to $1.2 million compared to $713,000 for the same period in 2006.

Professional fees increased by $234,000 for the three months ended January 31, 2007 principally due to the one-time cost of restating the Company’s Forms 10-QSB for the first three quarters of 2006.  Personnel related expenses increased by $208,000 for the first quarter of 2007 compared to 2006.  Non-cash stock-based compensation expenses were $56,000 for the first quarter of 2006 compared to $3,000 in 2007 to partially offset these increases.  In addition, there was a $38,000 decrease in general and administrative expenses due to a decrease of $23,000 in the provision for doubtful accounts for the three months ended January 31, 2007 compared to a $15,000 increase of the provision for doubtful accounts for the same period in 2006.  These decreases generally lower the allowance for doubtful accounts because of improved cash collections of past due customer accounts.  Future changes to the provision for doubtful accounts will be directly related to payment patterns and outstanding balances of a few customers together with variations in the total balance of outstanding receivables.

General and administrative expenses also included $29,000 in consulting expenses associated with Sarbanes-Oxley compliance for the first quarter of 2007 compared to $15,000 for the same period in 2006.

Research and Development

Research and development expenses for the three months ended January 31, 2007 increased $192,000 to $675,000 from $483,000 for the same period in 2006.

Costs related to new personnel contributed to a $154,000 increase in personnel related expenses for the three months ended January 31, 2007 compared to the same period in 2006.  These expenses account for the majority of the increase in research and development costs for the quarter.  The Company’s current new product development initiatives include products targeted for asthma, allergy and primary care physicians, health and fitness club professionals, as well as international markets.  These new products are currently completing clinical evaluation and are planned for release in fiscal 2007.  In addition, the Company is also developing new functionality and new components for use in existing products.

Amortization of Intangibles

Amortization of developed technology was $195,000 for the three months ended January 31, 2007 compared to $203,000 for the same period in 2006.  The decrease is attributed to a technology license that became fully amortized in 2006.

As further described in Note 9 to the Consolidated Financial Statements, “Income Taxes,” in this Form 10-QSB, as the Company utilizes pre-emergence bankruptcy NOL carry forwards, the Company will reduce the cost of developed technology until the net carrying cost is zero.  To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced.

Interest Income

Interest income for the three months ended January 31, 2007 increased to $36,000 from $9,000 for the same period in 2006.  The increase in interest income is principally due to an increase in interest rates and an increase in cash and cash equivalents.

Provision for Taxes

The Company is required to present the provision for taxes as if it were fully taxable in accordance with SOP 90-7.  The Company has utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is required to pay only U.S. and State alternative minimum taxes (“AMT”) because it has substantial federal and state NOL carry forwards.  During the quarter ended January 31, 2007, the Company used tax benefits of $157,000 related to using pre-emergence bankruptcy NOLs, which has been recorded as a reduction of intangible assets.  See Note 9 to the Consolidated Financial Statements, “Income Taxes,” in this Form 10-QSB for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

Discontinued Operations

The $4,000 loss from discontinued operations for the three months ended January 31, 2006 included additional consulting fees and miscellaneous litigation expenses.  On April 12, 2006, the Company and Medmarc Casualty Insurance Company agreed to a settlement that resolved all matters with respect to the pending lawsuit between the parties related to the recovery of insurance proceeds for a claim associated with the Company’s former ICD business.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the past several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, and through the use of cash balances.

The Company had cash and cash equivalents of $4.7 million and working capital of $11.8 million as of January 31, 2007.  During the three months ended January 31, 2007, the Company used $105,000 of cash for continuing operations.  Cash was generated in part because of net income of $489,000 that included non-cash expenses of $276,000 for depreciation and amortization and $157,000 of deferred income taxes.

Cash was generated by a decrease of $408,000 in inventories and an increase of $264,000 in other current liabilities and accrued expenses.  Cash was used for an increase of $793,000 in accounts receivable and decreases of $492,000 and $401,000 in employee compensation and advance payments from customers, respectively.  The decrease in employee compensation occurred as the Company paid annual bonuses for 2006 during the first quarter of 2007 and those bonus payments exceeded prior year bonuses by $870,000.  Advanced payments from customers vary with the timing of orders and the related customer delivery requirements.  Account receivable balances naturally vary with the timing of large payments and shipment of large customer orders.

During the three months ended January 31, 2007, the Company used $5,000 in cash for the purchase of property and equipment.  The Company has no material commitments for capital expenditures for fiscal year 2007.

Cash of $712,000 was generated from financing activities that included the exercise of options and warrants to purchase the Company’s common stock and issuance of common stock under the Employee Stock Purchase Plan.  In addition, the Company realized $117,000 in tax benefits from stock options exercised during the first quarter of 2007.

The Company believes that its liquidity and capital resource needs for the next 12 months will be met through its current cash and cash equivalents and cash flows from operations.

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Rodney A. Young, and chief financial officer, Dale H. Johnson, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.  In this evaluation, the Company concluded that, due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes, as described below and as previously reported in its Form 10-KSB for the year ended October 31, 2006, the Company’s disclosure controls and procedures were not effective as of January 31, 2007.

The material weakness in internal control over financial reporting related to the Company’s accounting for income taxes.  Specifically, the Company did not have, and through its engagement of third party outside advisers did not acquire, adequate technical expertise to effectively oversee and review the Company’s accounting for the utilization of pre-emergence bankruptcy NOL carry forwards in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.  As a result, the Company restated the financial information included in the first three quarters of the year ended October 31, 2006, to correct a material error in accounting for income taxes.

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

On January 29, 2007, we reported in the Company’s Form 10-KSB for the year ended October 31, 2006 that the material weakness described above had not been remediated.  As of the date of the filing of this Form 10-QSB for the three months ended January 31, 2007, the material weakness described above has not been remediated.  The Company is taking steps to ensure that it remediates the material weakness by implementing enhanced control procedures over accounting for income taxes.  These steps include:

•                  education and training of Company management and staff to improve technical expertise with respect to income tax accounting,

•                  expansion of documentation supporting income tax provision calculations, and

•                  evaluation of the efficacy of establishing checklists regarding the preparation of income tax provisions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In the three months ended January 31, 2007, we issued 25,727 shares of our common stock pursuant to exercise of Warrants that were issued to former Angeion shareholders in connection with our emergence from bankruptcy on October 25, 2002.  We received proceeds of approximately $200,000 from these sales and used the proceeds for general corporate purposes.  The sales are exempt from registration pursuant to Section 1145(a) of the Bankruptcy Code (Title 11, United States Code).

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any equity securities during the three months ended January 31, 2007.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a)           The following exhibits are included herein:

31                                    Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32                                    Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).99.1

99.1                           Press release dated March 12, 2007 reporting Angeion Corporation results of operations for the three months ended January 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date:	March 12, 2007	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 12, 2007	/s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer
(Chief Accounting Officer)