Form 10QSB
period 2007-04-30
ANGEION CORP/MN
filed 2007-06-05
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒        Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2007

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

The Company had 4,078,230 shares of common stock, $0.10 par value, outstanding as of May 31, 2007.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2007 and October 31, 2006

(unaudited, in thousands except share and per share data)

	April 30,	October 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$4,386	$4,069
Accounts receivable, net of allowance for doubtful accounts of $57 and $133, respectively	8,922	6,799
Inventories	5,532	5,737
Prepaid expenses and other current assets	333	285
Total current assets	19,173	16,890

Property and equipment, net of accumulated depreciation of $2,051 and $1,883, respectively	1,087	1,096
Intangible assets, net	2,915	3,767
Total Assets	$23,175	$21,753

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,807	$1,575
Employee compensation	1,594	2,068
Advance payments from customers	285	1,234
Deferred income	1,448	1,125
Warranty reserve	310	335
Other current liabilities and accrued expenses	287	349
Total current liabilities	5,731	6,686

Long-term liabilities:
Long-term deferred income	647	757
Total Liabilities	6,378	7,443

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding, 4,052,799 shares in 2007 and 3,792,306 shares in 2006	405	379
Additional paid-in capital	20,016	18,497
Accumulated deficit	(3,624)	(4,566)
Total shareholders’ equity	16,797	14,310
Total Liabilities and Shareholders’ Equity	$23,175	$21,753

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

(unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Revenues
Equipment and supply sales	$9,147	$6,564	$19,035	$12,811
Service revenue	813	648	1,544	1,334
	9,960	7,212	20,579	14,145
Cost of goods sold
Cost of equipment and supplies	4,811	3,584	10,031	6,865
Cost of service revenue	123	99	235	222
	4,934	3,683	10,266	7,087

Gross margin	5,026	3,529	10,313	7,058

Operating expenses:
Selling and marketing	2,536	1,852	5,011	3,805
General and administrative	887	806	2,047	1,519
Research and development	693	571	1,368	1,054
Amortization of intangibles	190	203	385	406
	4,306	3,432	8,811	6,784

Operating income	720	97	1,502	274
Interest income	47	19	83	28

Income before taxes	767	116	1,585	302
Provision for taxes	314	85	643	185

Income from continuing operations	453	31	942	117
Gain from discontinued operations, net of $103 of taxes	—	175	—	171
Net income	$453	$206	$942	$288

Earnings per share - basic
Continuing operations	$0.11	$0.01	$0.24	$0.03
Discontinued operations	—	0.05	—	0.05
Net income per share	$0.11	$0.06	$0.24	$0.08

Earnings per share - diluted
Continuing operations	$0.11	$0.01	$0.22	$0.03
Discontinued operations	—	0.04	—	0.05
Net income per share	$0.11	$0.05	$0.22	$0.08

Weighted average common shares outstanding
Basic	3,945	3,619	3,890	3,615
Diluted	4,310	3,760	4,279	3,714

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	April 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$942	$288
Gain from discontinued operations	—	(171)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	553	532
Stock-based compensation	7	137
Tax benefit from stock options exercised	(155)	—
Deferred income taxes	467	279
Changes in operating assets and liabilities:
Accounts receivable	(2,123)	(219)
Inventories	205	(1,385)
Prepaid expenses and other current assets	(48)	70
Accounts payable	232	1,185
Employee compensation	(474)	66
Advance payments from customers	(949)	1,165
Deferred income	213	236
Warranty reserve	(25)	38
Other current liabilities and accrued expenses	93	45
Net cash provided by (used in) continuing operations	(1,062)	2,266

Cash used in operating activities of discontinued operations	—	(221)
Net cash provided by (used in) operating activities	(1,062)	2,045

Cash Flows From Investing Activities:
Purchase of property and equipment	(159)	(196)
Net cash used in investing activities	(159)	(196)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan	18	9
Proceeds from the exercise of stock options	1,108	26
Proceeds from the exercise of warrants	257	—
Tax benefit from stock options exercised	155	1
Net cash provided by financing activities of continuing operations	1,538	36
Cash provided by (used in) financing activities of discontinued operations:
Promissory note payment	—	(200)
Cash restricted for discontinued operations	—	200
Net cash provided by financing activities	1,538	36

Net increase in cash and cash equivalents	317	1,885

Cash and cash equivalents at beginning of period	4,069	1,072

Cash and cash equivalents at end of period	$4,386	$2,957
Supplemental disclosure of non-cash investing activities:

During the six months ended April 30, 2007 and 2006, the Company decreased intangible assets by $467,000 and $405,000, respectively, with an offsetting decrease to the deferred tax valuation allowance of $467,000 and $405,000, respectively, for the usage of pre-emergence bankruptcy net operating loss carry forwards.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

(Unaudited)

1.                                      Basis of Presentation

The consolidated balance sheet as of April 30, 2007, the consolidated statements of earnings for the three and six month ended April 30, 2007 and 2006, and cash flows for the six months ended April 30, 2007 and 2006, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The consolidated balance sheet at October 31, 2006 was derived from the audited consolidated financial statements as of that date.  Operating results for the three and six months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.  For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-KSB for the year ended October 31, 2006.

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes items such as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three and six months ended April 30, 2007 and 2006, comprehensive income for Angeion Corporation was equivalent to net income as reported.

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities made in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Estimates include the allowance for doubtful accounts, product warranty and inventory reserves, the provision for taxes, and depreciable lives of property, equipment and intangible assets.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years.  In accordance with paragraph 4 of the Emerging Issues Task Force abstract 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 to service contract revenue.  The total amount of deferred service contract revenue was $1,754,000 and

$1,520,000 at April 30, 2007 and October 31, 2006, respectively.  Revenue from installation and training services provided to customers is deferred until the service has been performed.  The amount of deferred installation and training revenue was $341,000 and $362,000 at April 30, 2007 and October 31, 2006, respectively.

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

The Company has one customer that accounted for 23.8% of revenues for both the three and six months ended April 30, 2007 and 12.6% and 6.4% of revenue for the three and six months ended April 30, 2006, respectively.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products.  The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time.  Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers.  At April 30, 2007, advance payments from customers aggregated $285,000, of which $252,000 was from a single customer for products to be shipped during fiscal year 2007.  Advance payments from customers at October 31, 2006 aggregated $1,234,000, of which $1,144,000 was from a single customer.  Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

3.                                      New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109” (“FIN 48”).  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.  The Company will adopt FIN 48 on November 1, 2007.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements of accounting for and reporting a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the statement.  The Company has adopted SFAS No. 154 and did not realize a material impact on its financial position or results of operations.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company is reviewing the impact of SAB No. 108 and plans to adopt it in the fourth quarter of 2007.

4.                                      Stock Based Compensation

Effective November 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”).  Under the fair value recognition provisions of SFAS No. 123(R), the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.  The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively restated.  The provisions of SFAS No. 123(R) apply to awards granted, modified or cancelled after the November 1, 2006 effective date.  Stock-based compensation expense for non-vested awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation cost estimated for SFAS No. 123 pro forma disclosures.  Total stock-based compensation expense included in our statement of earnings for the three and six months ended April 30, 2007 was $4,000 and $7,000, respectively.

Stock Options

Under the Angeion Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options of which 9,200 shares remain available for future grants as of April 30, 2007.  As of April 30, 2007, options for 790,800 shares had been granted and 394,050 shares had been issued upon exercise of options.  The Company has no outstanding stock options outside of the 2002 Stock Option Plan.

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

Employee Stock Purchase Plan

The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions.  The Stock Plan is available to all employees subject to certain eligibility requirements.  Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase.  The Company increased the price at which options are issued to 95% of the market value effective January 1, 2007.  The Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year.  For the phase that ended on December 31, 2006, employees purchased 4,462 shares at a price of $4.08 per share.  As of

April 30, 2007, the Company has withheld approximately $11,000 from employees participating in the phase that began on January 1, 2007.  At April 30, 2007, approximately 72,351 shares of common stock were available for future purchase under the Stock Plan.

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date.  The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends.

The expense recognized for shares purchased under the Stock Plan is equal to the fair value of stock options as of the grant date.

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

Six Months Ended April 30, 2007
Weighted average fair value of options granted	$5.18

Assumptions used:
Expected life (years) (a)	0.5
Risk-free interest rate (b)	4.97%
Volatility (c)	135.66%
Dividend yield (d)	0%

(a)          Expected life: The Company analyzes historical employee exercise and termination data to estimate the expected life assumption. The Company believes that historical data currently represents the best estimate of the expected life of a new employee option.

(b)         Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(c)          Volatility: The expected volatility of the Company’s common stock is calculated by using the historical daily volatility of the Company’s stock price calculated over a period of time representative of the expected life of the options.

(d)         Dividend yield: The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock.

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

The following table presents the statement of earnings classification of pre-tax stock-based compensation expense, for options and restricted stock awards, recognized for the three and six months ended April 30, 2007:

(In thousands)	Three Months Ended April 30, 2007	Six Months Ended April 30, 2007
Cost of goods sold	$—	$—
Selling and marketing	2	4
General and administrative	1	2
Research and development	1	1
	$4	$7

The following table illustrates the effect on net income and net income per share for the three and six months ended April 30, 2006, if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to its stock-based employee compensation:

(In thousands, except per share amounts)	Three Months Ended April 30, 2006	Six Months Ended April 30, 2006
Net income, as reported	$206	$288
Add: Stock-based compensation expense included in net income under intrinsic value method (a)	51	86
Less: Stock-based compensation expense determined under fair value based method for all awards (a)	(25)	(28)
Pro forma net income	$232	$346

Net income per share – basic
As reported	$0.06	$0.08
Pro forma	0.06	0.10

Net income per share – diluted
As reported	0.05	0.08
Pro forma	0.06	0.09

(a)          Compensation expense is net of related tax effects.

Tax Impacts of Stock-Based Compensation

Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized share-based compensation expense were reported on the consolidated statement of cash flows as operating cash flows.  Under SFAS No. 123(R), these excess tax benefits are reported as financing cash flows.  Although total cash flows under SFAS No. 123(R) remain unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS No. 123(R).  For the six months ended April 30, 2007, there were excess tax benefits of $155,000, which are classified as financing cash flows.

Stock Options

The following table summarizes stock option activity during the six months ended April 30, 2007:

	Options	Weighted Average Exercise Price
Outstanding at October 31, 2006	624,187	$5.03
Granted	1,536	11.62
Exercised	(227,437)	4.95
Canceled / forfeited	—	—
Outstanding at April 30, 2007	398,286	$5.10

The following table summarizes information concerning stock options outstanding as of April 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Subject to Exercise	Weighted Average Exercise Price

$ 2.00	22,150	$2.00	6.44	22,150	$2.00
2.53	112,000	2.53	8.38	112,000	2.53
5.08	84,000	5.08	9.08	84,000	5.08
6.23	84,500	6.23	6.80	84,500	6.23
7.79	94,100	7.79	6.44	94,100	7.79
11.62	1,536	11.62	0.17	—	—

Total	398,286	$5.10	7.71	396,750	$5.08

The total intrinsic value of options exercised during the three and six months ended April 30, 2007 was $1.7 million and $2.1 million, respectively.  The total intrinsic value of options outstanding and exercisable at April 30, 2007 was $3.4 million, which was calculated using the closing stock price at the end of the fiscal quarter less the option price of in the money options.  The Company issues new shares when stock options are exercised.  Cash received from the exercise of stock options for the three and six months ended April 30, 2007 was $730,000 and $1.1 million, respectively.  The related tax benefit for the three and six months ended April 30, 2007 was $38,000 and $155,000, respectively.  Unrecognized compensation expense related to outstanding stock options as of April 30, 2007 was $3,000 and is expected to be recognized over a weighted average period of two months and will be adjusted for any future changes in estimated forfeitures.

5.                                      Inventories

Inventories consisted of the following at April 30, 2007 and October 31, 2006:

(In thousands)	2007	2006
Raw materials	$2,031	$2,239
Work-in-progress	464	294
Finished goods	3,037	3,204
	$5,532	$5,737

6.                                      Intangible Assets and Goodwill

Intangible assets consisted of the following at April 30, 2007 and October 31, 2006:

(In thousands)	2007	2006
Intangible assets:
Developed technology	$6,514	$6,900
Trade name (unamortized)	—	81
	6,514	6,981

Amortization - developed technology	(3,599)	(3,214)
	$2,915	$3,767

Amortization expense was $385,000 and $406,000 for the six months ended April 30, 2007 and 2006, respectively.

Intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets, which range from seven to ten years.  The Company utilizes pre-emergence bankruptcy net operating loss carry forwards (“NOLs”) to reduce trade name and developed technology as required by SOP 90-7.  To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced.  Estimated amortization expense for the remainder of fiscal year 2007 and for each of the succeeding years based on the intangible assets as of April 30, 2007, which does not reflect the possible future reductions from the use of pre-emergence bankruptcy NOLs discussed above, is as follows:

(In thousands)	Amortization
Six months ending October 31, 2007	$344
2008	689
2009	688
2010	398
2011	398
2012	398
$2,915

Developed technology and trade name consisted of the following at April 30, 2007 and October 31, 2006:

(In thousands)	Developed Technology	Trade Name
Balance at October 31, 2006	$6,900	$81
Reduction in balance due to utilization of pre-emergence bankruptcy NOLs	(386)	(81)
Balance at April 30, 2007	$6,514	$—

7.                                      Warranty Reserve

Sales of the Company’s equipment are subject to a warranty obligation.  Equipment warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty activity for the six months ended April 30, 2007 and 2006 was as follows:

(In thousands)	2007	2006
Balance, beginning of period	$335	$175
Warranty provisions	311	198
Warranty claims	(336)	(160)
Balance, end of period	$310	$213

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

Shares used in the earnings per share computations for the three and six months ended April 30, 2007 and 2006 are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2007	2006	2007	2006
Weighted average common shares outstanding – basic	3,945	3,619	3,890	3,615
Dilutive effect of stock options	365	141	389	99
Weighted average common shares outstanding – diluted	4,310	3,760	4,279	3,714

The dilutive effect of stock options in the above table excludes all options for which the exercise price was higher than the average market price for the period.  All stock options outstanding at April 30, 2007 were considered dilutive and therefore included in the above calculation while the number of stock options excluded from the calculation was 362,800 for the three and six months ended April 30, 2006.

The Company had warrants outstanding at April 30, 2007 and 2006 to purchase 142,870 and 179,481 shares, respectively, of its common stock.  All of the outstanding warrants have an exercise price of $7.79 per share and, unless exercised, will expire on October 31, 2007.  The warrants outstanding at April 30, 2007 were considered dilutive and, therefore, included in the above calculation.  The warrants outstanding at April 30, 2006 were considered antidilutive and, therefore, not considered to have been exercised.

9.                                      Income Taxes

The Company has recorded a provision for taxes from continuing operations of $314,000 and $643,000 for the three and six months ended April 30, 2007, respectively.  The provision for taxes has been calculated and presented in the statement of earnings as if the Company’s earnings were fully taxable.  The amount of income taxes payable is determined after utilizing the Company’s NOLs, including its pre-emergence bankruptcy NOLs.  Under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the tax benefit for the utilization of these pre-emergence bankruptcy NOL carry forwards must be recognized as a reduction of intangibles rather than a reduction of the provision for taxes in the statement of earnings.

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

Prior to October 31, 2006, the Company had recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future.  Although this determination was made in a prior fiscal year and is still applicable as of April 30, 2007, the Company will continue to assess the need for a full valuation allowance in future quarters.

Under SOP 90-7, a substantial portion of any future reversal of the valuation allowance will first reduce intangible assets arising from the Company’s 2002 emergence from bankruptcy and then be credited directly to additional paid-in capital.  After the exhaustion of pre-emergence bankruptcy NOLs, approximately $2.3 million of the valuation allowance that is related to post-bankruptcy NOLs will be available to reduce the provision for taxes in the statement of earnings and, thereafter, $902,000 related to excess stock option tax deductions would be recognized as additional paid-in capital when realized in the Company’s income tax return.

Item 2.  Management’s Discussion and Analysis.

Forward-Looking Statements and Risk Factors

The discussion below contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements by their nature involve substantial risks and uncertainties.  Our actual results may differ materially depending on a variety of factors including: (i) our ability to successfully operate our business including our ability to develop, improve, and update our cardiorespiratory diagnostic products, (ii) our ability to achieve constant margins for products and consistent and predictable operating expenses in light of fluctuating revenues from our clinical research customers, (iii) our ability to effectively manufacture and ship products in required quantities to meet customer demands, (iv) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products, (v) our ability to protect our intellectual property, (vi) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures, and (vii) our dependence on third-party vendors.

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

Overview

The Company, through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names.  These cardiorespiratory diagnostic systems have a wide range of applications in healthcare, wellness, disease prevention as well as health and fitness improvement.

Healthcare professionals use these cardiorespiratory diagnostic systems products to diagnose shortness of breath and lung diseases such as asthma and emphysema, and manage related treatment.  Through breath-by-breath analysis, some of the Company’s cardiorespiratory diagnostic systems measure fitness or conditioning levels to help physicians diagnose heart diseases such as heart failure and coronary disease.  Other health and fitness professionals use cardiorespiratory diagnostic systems to measure functional capacity and to prescribe safe and effective exercise in rehabilitation, weight management, general fitness, and athletic performance.  All of these applications are accomplished by measuring air flow and the concentrations of inhaled and exhaled gases such as oxygen and carbon dioxide while a person is at rest, or exercising on a bike or treadmill.  Professionals use this same assessment of exhaled gases and air flow to determine nutritional requirements of critically ill patients in a hospital or to design a weight loss program for members in a health club setting who wish to assess the number of calories they should consume and burn daily.  The Company’s products are also used by pharmaceutical and medical device companies conducting safety and efficacy clinical trials.

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

Results of Operations

The following table sets forth certain items from the Company’s Consolidated Statements of Earnings expressed as a percentage of revenues for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.5	51.1	49.8	50.1
Gross margin	50.5	48.9	50.2	49.9

Operating expenses:
Selling and marketing	25.5	25.7	24.4	26.9
General and administrative	8.9	11.2	9.9	10.7
Research and development	7.0	7.9	6.6	7.5
Amortization of intangibles	1.9	2.8	1.9	2.9
	43.3	47.6	42.8	48.0
Operating income	7.2	1.3	7.4	1.9
Interest income	0.5	0.3	0.4	0.2
Income before taxes	7.7	1.6	7.8	2.1
Provision for taxes	3.2	1.2	3.1	1.3
Income from continuing operations	4.5	0.4	4.7	0.8
Gain from discontinued operations	—	2.4	—	1.2
Net income	4.5%	2.8%	4.7%	2.0%

The Company reported product revenues of $33.7 million for the year ended October 31, 2006.  Domestic product sales and service revenues accounted for 70.3% of revenue for the year ended October 31, 2006 while international product sales accounted for the remaining 29.7%.

Total revenue for the second quarter of 2007 was $10.0 million, an increase of 38.1% from $7.2 million in 2006.  Operating expenses for the second quarter of 2007 were $4.3 million, an increase of 25.5% from $3.4 million in 2006.  Net income for the three months ended April 30, 2007 was $453,000, or $0.11 per diluted share, compared to net income of $206,000, or $0.05 per diluted share, for the same period in 2006.  Net income for the three months ended April 30, 2006 included a $175,000 gain from discontinued operations that was net of $103,000 for income taxes.

For the six months ended April 30, 2007, total revenue was $20.6 million, an increase of 45.5% from $14.1 million in 2006.  Year-to-date operating expenses for 2007 were $8.8 million, an increase of 29.9% from $6.8 million for the same period of 2006.  Net income for the six months ended April 30, 2007 was $942,000, or $0.22 per diluted share, compared to net income of $288,000, or $0.08 per diluted share, for the same period in 2006.  Net income for the six months ended April 30, 2006 included a $171,000 gain from discontinued operations that was net of $103,000 for income taxes.

For the balance of fiscal 2007, we expect strong year-end contributions from all areas of our business, with solid revenue from our MedGraphics hospital and physician office customers, our clinical research customers, and our New Leaf customers.  As noted below under “Revenue,” we expect revenue from our largest clinical research customer will continue in fiscal 2007, but at a reduced level due to the wind down of the systems installation phase of its current clinical studies.  This will affect our overall third and fourth quarter 2007 revenues and our profitability as compared with the same periods in 2006.  We expect to remain profitable in the second half of the year, however, and to report double-digit revenue growth for the year as whole.  We further expect to report increased year-over-year revenues in the second half of 2007 from both our MedGraphics hospital and physician office customers and our New Leaf customers.  In addition, we continue to pursue a number of additional opportunities with our clinical research study customers to expand our future growth outside of sales to our traditional customers.

The Company continues to apply SOP 90-7 in its financial reporting related to income taxes, which requires the Company to present the provision for taxes on its statement of earnings as if it were fully taxed.  Therefore, the provision for taxes for all periods has been calculated and presented in the statement of earnings as if the Company’s earnings were fully taxable.  The actual amount of income taxes payable by the Company differs substantially from the Company’s provision for taxes, as it is determined after utilizing the Company’s pre-emergence bankruptcy NOLs.  The components of the Company’s provision for taxes for the three and six months ended April 30, 2007 are summarized as follows:

•                  Established a provision for taxes of $314,000 and $643,000 for the three and six months ended April 30, 2007 in the statement of earnings,

•                  Decreased trade name carrying value on the balance sheet by $81,000 as of April 30, 2007 from the utilization of pre-emergence bankruptcy NOLs,

•                  Decreased developed technology carrying value on the balance sheet by $386,000 as of April 30, 2007 from the utilization of pre-emergence bankruptcy NOLs,

•                  Increased additional paid-in capital by $155,000 as of April 30, 2007 related to tax benefits realized from stock option exercises, and

•                  Established income taxes payable of $21,000 as of April 30, 2007, which is the net of the items listed above.

The $21,000 of income taxes payable is the Company’s estimate of its cash payments for the first two quarters of 2007 earnings.  See Note 9 to the Consolidated Financial Statements, “Income Taxes,” in this Form 10-QSB for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

Revenue

For the three months ended April 30, 2007, year-over-year total revenue increased by 38.1%.  Domestic product revenue increased 13.3%, international product revenue increased 139.7% and service revenue increased 25.5%.  For the six months ended April 30, 2007, year-over-year total revenue increased by 45.5%.  Domestic product revenue increased 34.5%, international product revenue increased 105.3% and service revenue increased 15.7%.

Sales of the Ultima PF cardiorespiratory diagnostic system are contributing significantly to both domestic and international revenue growth.  First and second quarter revenue grew as a result of new equipment and service sales, including the Ultima PF, to one of our clinical research customers.  The Company sells its cardiorespiratory diagnostic systems and services to this customer for use in conducting safety and efficacy clinical trials both in the United States and internationally.  This customer accounted for 23.8% of revenue for both the three and six months ended April 30, 2007 and 12.6% and 6.4% of revenue for the three and six months ended April 30, 2006, respectively.  The Company expects revenue from this customer to continue in fiscal 2007, but at a reduced level due to the wind down of the systems installation phase of its current clinical studies.

Excluding sales to this customer, revenue for the three and six months ended April 30, 2007 increased by $1.3 million and $2.5 million, or 20.5% and 18.5%, respectively, compared to the same periods in 2006.

Revenue from extended service contracts and non-warranty service visits both increased in 2007 compared to 2006, reversing a trend experienced during the last few years.  These increases are due to a larger installed customer base generated from increased sales in 2005 and 2006, as well as non-warranty service visits for clinical research customers.

Gross Margin

Gross margin percentage for the three month period ended April 30, 2007 increased to 50.5% of revenue compared to 48.9% for the same period in 2006.  For the six months ended April 30, 2007, gross margin percentage increased to 50.1% of revenue compared to 49.9% for the same period in 2006.  The Company has realized manufacturing efficiencies associated with increased manufacturing volumes and general process improvement initiatives, but they have been in part offset by price discounts required by our largest clinical research customer.

Selling and Marketing

Selling and marketing expenses for the three months ended April 30, 2007 increased by 36.9% to $2.5 million compared to $1.9 million for the same period in 2006.  For the six months ended April 30, 2007, selling and marketing expenses increased by 31.7% or $1.2 million to $5.0 million from $3.8 million for the same period in 2006.

Selling and marketing expenses related to new sales and sales support personnel, travel and customer support expenses increased by 31% and 34%, or $388,000 and $823,000 for the three and six months ended April 30, 2007, respectively, compared to the same periods in 2006.  The Company has increased the number of personnel to support its world-wide sales initiatives and to support a larger installed customer base resulting from sales increases during the past year.  The Company incurred increases of $31,000 and $61,000 for the three and six months ended April 30, 2007, respectively, compared to the same periods in 2006 for continued development of our international distributors.  In addition, the Company incurred costs of $60,000 during the three and six months ended April 30, 2007 associated with establishing a new representative office in Milan, Italy for marketing and technical support to its European distributors.  Finally, commission expenses increased by $88,000 and $184,000 for the three and six months ended April 30, 2007 compared to the same periods in 2006 due to higher commissionable revenue.

General and Administrative

General and administrative expenses for the three months ended April 30, 2007 increased by 10.0% or $81,000 to $887,000 compared to $806,000 for the same period in 2006.  For the six months ended April 30, 2007, general and administrative expenses increased by $528,000 to $2.0 million from $1.5 million for the same period in 2006.

Personnel related expenses, including consulting expenses, increased by $74,000 and $317,000 for the three and six months ended April 30, 2007 compared to the same periods in 2006 due to compensation increases and increased use of outside consultants.  This was partially offset by non-cash stock-based compensation expenses of $4,000 and $7,000 for the three and six months ended April 30, 2007 as compared to $80,000 and $137,000 for the same periods in 2006.  The non-cash stock-based compensation expense incurred in 2006 resulted from options subject to variable accounting that were fully vested during the third quarter of 2006.  The Company has no unvested options at April 30, 2007.

Professional fees increased by $19,000 and $252,000 for the three and six months ended April 30, 2007 compared to the same periods in 2006.  The year-to-date increase in professional fees is principally due to the one-time cost of restating the Company’s Forms 10-QSB for the first three quarters of 2006.

In addition, there was a $27,000 increase in general and administrative expenses during the second quarter of 2007 as compared to the second quarter of 2006 and an $11,000 decrease in general and administrative expenses for the six months ended April 30, 2007 as compared to the same period in 2006 due to changes in the allowance for doubtful accounts.  This overall decrease of the allowance for doubtful accounts reflects improved cash collections of past due customer accounts.  Future changes to the provision for doubtful accounts will be directly related to payment patterns and outstanding balances of a few customers together with variations in the total balance of outstanding receivables.

General and administrative expenses also included $16,000 in consulting expenses associated with Sarbanes-Oxley compliance for the second quarter of 2007 compared to $19,000 for the same period in 2006.  For the six months ended April 30, general and administrative expenses included $44,000 for Sarbanes-Oxley compliance costs in 2007 compared to $34,000 for the same period in 2006.

Research and Development

Research and development expenses for the three months ended April 30, 2007 increased by 21.4% or $122,000 to $693,000 from $571,000 for the same period in 2006.  For the six months ended April 30, 2007, research and development expenses increased by 29.8% or $314,000 to $1.4 million from $1.1 million for the same period in 2006.

Costs related to new personnel contributed to increases of $74,000 and $228,000 in personnel related expenses for the three and six months ended April 30, 2007, respectively, compared to the same periods in 2006.  In addition, project expenses associated with new products increased by $59,000 and $82,000 for the three and six months ended April 30, 2007, respectively, compared to the same periods in 2006.  The Company’s current new product development initiatives include products targeted for asthma, allergy and primary care physicians, health and fitness club professionals, as well as international markets.  These new products are currently completing clinical evaluation and are planned for release in fiscal 2007.  In addition, the Company is also developing new functionality and new technologies for use in existing products.

Amortization of Intangibles

Amortization of developed technology was $190,000 for the three months ended April 30, 2007 compared to $203,000 for the same period in 2006.  For the six months ended April 30, 2007, amortization of developed technology was $385,000 compared to $406,000 for the same period in 2006.  The decreases are attributed to a technology license that became fully amortized in 2006 and to reductions in developed technology associated with the use of pre-emergence bankruptcy NOL carry forwards.

As further described in Note 9 to the Consolidated Financial Statements, “Income Taxes,” in this Form 10-QSB, as the Company utilizes pre-emergence bankruptcy NOL carry forwards, the Company will reduce the value of developed technology until the net carrying value is zero.  To the extent that utilization of these NOLs reduces the value of developed technology, future amortization expense will be reduced.

Interest Income

Interest income for the three months ended April 30, 2007 increased to $47,000 from $19,000 for the same period in 2006.  For the six months ended April 30, 2007, interest income increased to $83,000 compared to $28,000 for the same period in 2006.  The increase in interest income is principally due to an increase in interest rates and an increase in cash and cash equivalents.

Provision for Taxes

The Company is required to present the provision for taxes as if it were fully taxable in accordance with SOP 90-7.  The Company has utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is required to pay only U.S. and State alternative minimum taxes (“AMT”) because it has substantial federal and state NOL carry forwards.  During the three and six months ended April 30, 2007, the Company used tax benefits of $310,000 and $467,000, respectively, related to using pre-emergence bankruptcy NOLs, which has been recorded as a reduction of intangible assets.  For the three and six months ended April 30, 2006, the Company used tax benefits of $189,000 and $405,000, respectively, related to using pre-emergence bankruptcy NOLs, which were recorded as a reduction of intangible assets.  See Note 9 to the Consolidated Financial Statements, “Income Taxes,” in this Form 10-QSB for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

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

The Company had cash and cash equivalents of $4.4 million and working capital of $13.4 million as of April 30, 2007.  During the six months ended April 30, 2007, the Company used $1.1 million of cash for continuing operations, primarily as a result of an increase in accounts receivable resulting from a higher level of sales in the first two quarters of 2007.

Cash was generated from net income of $942,000 that included non-cash expenses of $553,000 for depreciation and amortization and $467,000 of deferred income taxes.  Cash was also generated by a decrease of $205,000 in inventories and an increase of $232,000 in accounts payable.  The changes in both inventories and accounts payable are due to timing of inventory receipts and payments to vendors.

Cash was used for an increase of $2.1 million in accounts receivable and decreases of $474,000 and $949,000 in employee compensation and advance payments from customers, respectively.  The increase in accounts receivable balances reflects two consecutive record revenue quarters.  The decrease in employee compensation occurred as the Company paid annual bonuses for 2006 during the first quarter of 2007 and those bonus payments exceeded prior year bonuses by $870,000.  Advance payments from customers vary with the timing of orders and the related customer delivery requirements.  The decrease in advance payments from customers reflects a reduction in these payments associated with the Company’s one large customer as deliveries are completed against their orders.  Accounts receivable balances naturally vary with the timing of large payments and shipment of large customer orders.

During the six months ended April 30, 2007, the Company used $159,000 in cash for the purchase of property and equipment.  The Company has no material commitments for capital expenditures for fiscal year 2007.

Cash of $1.5 million was generated from financing activities that included the exercise of options and warrants to purchase the Company’s common stock and issuance of common stock under the Employee Stock Purchase Plan.  In addition, the Company realized $155,000 in tax benefits from stock options exercised during the six months ended April 30, 2007.

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

In prior periods, a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes was identified.  Specifically, the Company did not have, and through its engagement of third-party outside advisers did not acquire, adequate technical expertise to effectively oversee and review the Company’s accounting for the utilization of pre-emergence bankruptcy NOL carry forwards in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.  As a result, the Company restated the financial information included in the first three quarters of the year ended October 31, 2006, to correct a material error in accounting for income taxes.  As a result of this material weakness, the Company concluded that its disclosure controls and procedures were not effective as of October 31, 2006 and January 31, 2007.

Subsequent to January 31, 2007, the Company implemented new procedures, including improved documentation and analysis regarding the accounting for income taxes.  The Company has concluded that these new procedures remediate the above noted material weakness at April 30, 2007.

Accordingly, in connection with this Form 10-QSB, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures currently in effect as of April 30, 2007, including the remedial actions discussed above, and has concluded that, as of such date, its disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

Other than the above implemented new procedures regarding the accounting for income taxes, there have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect materially the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In the three months ended April 30, 2007, we issued 7,304 shares of our common stock pursuant to exercise of Warrants that were issued to former Angeion shareholders in connection with our emergence from bankruptcy on October 25, 2002.  We received proceeds of approximately $57,000 from these sales and used the proceeds for general corporate purposes.  The sales are exempt from registration pursuant to Section 1145(a) of the Bankruptcy Code (Title 11, United States Code).

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any equity securities during the three months ended April 30, 2007.

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

Item 6.  Exhibits.

(a)           The following exhibits are included herein:

31                                   Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32                                   Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).99.1

99.1                        Press release dated June 5, 2007 reporting Angeion Corporation results of operations for the three and six months ended April 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date:	June 5, 2007	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 5, 2007	/s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer
(Chief Accounting Officer)