Form 10QSB
period 2007-07-31
ANGEION CORP/MN
filed 2007-09-13
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2007

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

The Company had 4,087,698 shares of common stock, $0.10 par value, outstanding as of August 31, 2007.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited, in thousands except share and per share data)

	July 31,	October 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$5,058	$4,069
Accounts receivable, net of allowance for doubtful accounts of $59 and $133, respectively	8,658	6,799
Inventories	5,333	5,737
Prepaid expenses and other current assets	363	285
Total current assets	19,412	16,890

Property and equipment, net of accumulated depreciation of $2,147 and $1,883, respectively	1,264	1,096
Intangible assets, net	2,806	3,767
Total Assets	$23,482	$21,753

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,243	$1,575
Employee compensation	2,042	2,068
Advance payments from customers	224	1,234
Deferred revenue	1,601	1,125
Warranty reserve	271	335
Other current liabilities and accrued expenses	316	349
Total current liabilities	5,697	6,686

Long-term liabilities:
Long-term deferred revenue	769	757
Total Liabilities	6,466	7,443

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding, 4,087,698 shares in 2007 and 3,792,306 shares in 2006	409	379
Additional paid-in capital	20,227	18,497
Accumulated deficit	(3,620)	(4,566)
Total shareholders’ equity	17,016	14,310
Total Liabilities and Shareholders’ Equity	$23,482	$21,753

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

(unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Revenues
Equipment and supply sales	$8,051	$8,159	$27,086	$20,970
Service revenue	819	638	2,363	1,972
	8,870	8,797	29,449	22,942
Cost of goods sold
Cost of equipment and supplies	4,342	4,393	14,373	11,258
Cost of service revenue	106	95	341	317
	4,448	4,488	14,714	11,575

Gross margin	4,422	4,309	14,735	11,367

Operating expenses:
Selling and marketing	2,634	2,013	7,645	5,818
General and administrative	937	809	2,984	2,328
Research and development	707	633	2,075	1,687
Amortization of intangibles	172	203	557	609
	4,450	3,658	13,261	10,442

Operating income (loss)	(28)	651	1,474	925
Interest income	48	22	131	50

Income before taxes	20	673	1,605	975
Provision for taxes	16	279	659	464

Income from continuing operations	4	394	946	511
Gain from discontinued operations, net of $103 of taxes	—	—	—	171
Net income	$4	$394	$946	$682

Earnings per share - basic
Continuing operations	$—	$0.11	$0.24	$0.14
Discontinued operations	—	—	—	0.05
Net income per share	$—	$0.11	$0.24	$0.19

Earnings per share - diluted
Continuing operations	$—	$0.10	$0.22	$0.14
Discontinued operations	—	—	—	0.04
Net income per share	$—	$0.10	$0.22	$0.18

Weighted average common shares outstanding
Basic	4,077	3,626	3,953	3,619
Diluted	4,262	3,789	4,263	3,755

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	July 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$946	$682
Gain from discontinued operations	—	(171)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	821	810
Stock-based compensation	10	187
Tax benefit from stock options exercised	(236)	1
Deferred income taxes	404	516
Changes in operating assets and liabilities:
Accounts receivable	(1,859)	(1,937)
Inventories	404	(2,148)
Prepaid expenses and other current assets	(78)	46
Accounts payable	(332)	660
Employee compensation	(26)	558
Advance payments from customers	(1,010)	1,045
Deferred income	488	560
Warranty reserve	(64)	100
Other current liabilities and accrued expenses	203	(53)
Net cash provided by (used in) continuing operations	(329)	856
Cash provided by operating activities of discontinued operations	—	754
Net cash provided by (used in) operating activities	(329)	1,610

Cash Flows From Investing Activities:
Purchase of property and equipment	(432)	(272)
Net cash used in investing activities	(432)	(272)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan	33	19
Proceeds from the exercise of stock options	1,223	32
Proceeds from the exercise of warrants	258	—
Tax benefit from stock options exercised	236	—
Net cash provided by financing activities of continuing operations	1,750	51
Cash provided by (used in) financing activities of discontinued operations:
Promissory note payment	—	(400)
Cash restricted for discontinued operations	—	400
Net cash provided by financing activities	1,750	51

Net increase in cash and cash equivalents	989	1,389

Cash and cash equivalents at beginning of period	4,069	1,072

Cash and cash equivalents at end of period	$5,058	$2,461

Supplemental disclosure of non-cash investing activities:

During the nine months ended July 31, 2007 and 2006, the Company decreased intangible assets by $404,000 and $721,000, respectively, with an offsetting decrease to the deferred tax valuation allowance of $404,000 and $721,000, respectively, for the usage of pre-emergence bankruptcy net operating loss carry forwards.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

(Unaudited)

1.             Basis of Presentation

The consolidated balance sheet as of July 31, 2007, the consolidated statements of earnings for the three and nine months ended July 31, 2007 and 2006, and cash flows for the nine months ended July 31, 2007 and 2006, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The consolidated balance sheet at October 31, 2006 was derived from the audited consolidated financial statements as of that date.  Operating results for the three and nine months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.  For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-KSB for the year ended October 31, 2006.

Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes items such as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three and nine months ended July 31, 2007 and 2006, comprehensive income for Angeion Corporation was equivalent to net income as reported.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years.  The total amount of deferred service contract revenue was $2,054,000 and $1,520,000 at July 31, 2007 and October 31, 2006, respectively.  Revenue from installation and training services provided to customers is deferred until the service has been performed.  The amount of deferred installation and training revenue was $316,000 and $362,000 at July 31, 2007 and October 31, 2006, respectively.

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

The Company has one customer that accounted for 11.1% and 20.0% of revenues for the three and nine months ended July 31, 2007, respectively, and 37.7% and 18.4% of revenue for the three and nine months ended July 31, 2006, respectively.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products.  The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time.  Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers.  At July 31, 2007, advance payments from customers aggregated $224,000, of which $138,000 was from a single customer.  Advance payments from customers at October 31, 2006 aggregated $1,234,000, of which $1,144,000 was from a single customer.  Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109” (“FIN 48”).  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (“FSP FIN 48-1”).  FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.  The Company will adopt FIN 48 on November 1, 2007.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”).  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company is reviewing the impact of SAB No. 108 and plans to adopt it in the fourth quarter of 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”).  This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value.  SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings.  The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  While the Company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its consolidated financial statements.

4.             Stock Based Compensation

Effective November 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”).  Under the fair value recognition provisions of SFAS No. 123(R), the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.  The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively restated.  The provisions of SFAS No. 123(R) apply to awards granted, modified or cancelled after the November 1, 2006 effective date.  Stock-based compensation expense for non-vested awards granted prior to the effective date is recognized over the remaining service period using the fair-value based compensation cost estimated for SFAS No. 123 pro forma disclosures.  Total stock-based compensation expense included in the Company’s statement of earnings for the three and nine months ended July 31, 2007 was $3,000 and $10,000, respectively.  This compensation expense was solely due to options granted under the Angeion Corporation 2003 Employee Stock Purchase Plan.

Stock Options

Under the Angeion Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options, of which 9,200 shares remain available for future grants as of July 31, 2007.  As of July 31, 2007, options for 790,800 shares had been granted and 426,850 shares had been issued upon exercise of options.  The Company has no outstanding stock options outside of the 2002 Stock Option Plan.

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

Employee Stock Purchase Plan

The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions.  The Stock Plan is available to all employees subject to certain eligibility requirements.  Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase.  The Company increased the price at which options are issued to 95% of the market value effective January 1, 2007.  The Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year.  For the phase that ended on June 30, 2007, employees purchased 1,918 shares at a price of $7.70 per share.  As of July 31, 2007, the Company has withheld approximately $4,000 from employees participating in the phase that began on July 1, 2007.  At July 31, 2007, approximately 70,433 shares of common stock were available for future purchase under the Stock Plan.

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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

Nine Months Ended July 31, 2007
Weighted average fair value of options granted	$1.94

Assumptions used:
Expected life (years) (a)	0.5
Risk-free interest rate (b)	4.81%
Volatility (c)	64.50%
Dividend yield (d)	0%

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

The following table presents the statement of earnings classification of pre-tax stock-based compensation expense recognized for the three and nine months ended July 31, 2007:

(In thousands)	Three Months Ended July 31, 2007	Nine Months Ended July 31, 2007
Cost of goods sold	$1	$1
Selling and marketing	2	6
General and administrative	—	2
Research and development	—	1
	$3	$10

The following table illustrates the effect on net income and net income per share for the three and nine months ended July 31, 2006, if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to its stock-based employee compensation:

(In thousands, except per share amounts)	Three Months Ended July 31, 2006	Nine Months Ended July 31, 2006
Net income, as reported	$394	$682
Add: Stock-based compensation expense included in net income under intrinsic value method (a)	32	118
Less: Stock-based compensation expense determined under fair value based method for all awards (a)	(258)	(286)
Pro forma net income	$168	$514

Net income per share – basic
As reported	$0.11	$0.19
Pro forma	0.05	0.14

Net income per share – diluted
As reported	0.10	0.18
Pro forma	0.04	0.14

(a)          Compensation expense is net of related tax effects.

Tax Impacts of Stock-Based Compensation

Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized share-based compensation expense were reported on the consolidated statement of cash flows as operating cash flows.  Under SFAS No. 123(R), these excess tax benefits are reported as financing cash flows.  Although total cash flows under SFAS No. 123(R) remain unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS No. 123(R).  For the nine months ended July 31, 2007, there were excess tax benefits of $236,000, which are classified as financing cash flows.

Stock Options

The following table summarizes stock option activity during the nine months ended July 31, 2007:

	Options	Weighted Average Exercise Price
Outstanding at October 31, 2006	624,187	$5.03
Granted	3,277	6.48
Exercised	(261,773)	4.81
Canceled / forfeited	—	—
Outstanding at July 31, 2007	365,691	$5.20

The following table summarizes information concerning stock options outstanding as of July 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Subject to Exercise	Weighted Average Exercise Price

$2.00	11,650	$2.00	6.19	11,650	$2.00
2.53	97,000	2.53	8.13	97,000	2.53
5.08	84,000	5.08	8.82	84,000	5.08
6.23	84,500	6.23	6.55	84,500	6.23
7.79	86,800	7.79	6.19	86,800	7.79
7.70	1,741	1.94	0.17	—	—

Total	365,691	$5.20	7.12	363,950	$5.22

The total intrinsic value of options exercised during the three and nine months ended July 31, 2007 was $275,000 and $2.3 million, respectively.  The total intrinsic value of options outstanding and exercisable at July 31, 2007 was $1.0 million, which was calculated using the closing stock price at the end of the fiscal quarter less the option price of in the money options.  The Company issues new shares when stock options are exercised.  Cash received from the exercise of stock options for the three and nine months ended July 31, 2007 was $131,000 and $1.3 million, respectively.  The related tax benefit for the three and nine months ended July 31, 2007 was $81,000 and $236,000, respectively.  Unrecognized compensation expense related to outstanding stock options as of July 31, 2007 was $2,000 and is expected to be recognized over a weighted average period of three months and will be adjusted for any future changes in estimated forfeitures.

5.             Inventories

Inventories consisted of the following at July 31, 2007 and October 31, 2006:

(In thousands)	2007	2006
Raw materials	$2,209	$2,239
Work-in-progress	376	294
Finished goods	2,748	3,204
	$5,333	$5,737

6.             Intangible Assets and Goodwill

Intangible assets consisted of the following at July 31, 2007 and October 31, 2006:

(In thousands)	2007	2006
Intangible assets:
Developed technology	$6,577	$6,900
Trade name (unamortized)	—	81
	6,577	6,981

Amortization - developed technology	(3,771)	(3,214)
	$2,806	$3,767

Amortization expense was $557,000 and $609,000 for the nine months ended July 31, 2007 and 2006, respectively.

Intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets, which range from seven to ten years.  The Company utilizes pre-emergence bankruptcy net operating loss carry forwards (“NOLs”) to reduce trade name and developed technology as required by SOP 90-7.  To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced.  Estimated amortization expense for the remainder of fiscal year 2007 and for each of the succeeding years based on the intangible assets as of July 31, 2007, which does not reflect the possible future reductions from the use of pre-emergence bankruptcy NOLs discussed above, is as follows:

(In thousands)	Amortization
Three months ending October 31, 2007	$176
2008	704
2009	704
2010	408
2011	407
2012	407
$2,806

Developed technology and trade name consisted of the following at July 31, 2007 and October 31, 2006:

(In thousands)	Developed Technology	Trade Name
Balance at October 31, 2006	$6,900	$81
Reduction in balance due to utilization of pre-emergence bankruptcy NOLs	(323)	(81)
Balance at July 31, 2007	$6,577	$—

7.             Warranty Reserve

Sales of the Company’s equipment are subject to a warranty obligation.  Equipment warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty activity for the nine months ended July 31, 2007 and 2006 was as follows:

(In thousands)	2007	2006
Balance, beginning of period	$335	$175
Warranty provisions	414	352
Warranty claims	(478)	(252)
Balance, end of period	$271	$275

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

Shares used in the earnings per share computations for the three and nine months ended July 31, 2007 and 2006 are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2007	2006	2007	2006
Weighted average common shares outstanding – basic	4,077	3,626	3,953	3,619
Dilutive effect of stock options	185	163	310	136
Weighted average common shares outstanding – diluted	4,262	3,789	4,263	3,755

The dilutive effect of stock options in the above table excludes all options for which the exercise price was higher than the average market price for the period.  All stock options outstanding at July 31, 2007 were considered dilutive and therefore included in the above calculation while 455,800 stock options were excluded from the calculation for the three and nine months ended July 31, 2006.

The Company had warrants outstanding at July 31, 2007 and 2006 to purchase 142,689 and 179,480 shares, respectively, of its common stock.  All of the outstanding warrants have an exercise price of $7.79 per share and, unless exercised, will expire on October 31, 2007.  The warrants outstanding at July 31, 2007 were considered dilutive and, therefore, included in the above calculation.  The warrants outstanding at July 31, 2006 were considered antidilutive and, therefore, were excluded from diluted earnings per share.

9.                                      Income Taxes

The Company has recorded a provision for taxes from continuing operations of $16,000 and $659,000 for the three and nine months ended July 31, 2007, respectively.  The provision for taxes has been calculated and presented in the statement of earnings as if the Company’s earnings were fully taxable.  The amount of income taxes payable is determined after utilizing the Company’s NOLs, including its pre-emergence bankruptcy NOLs.  Under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the tax benefit for the utilization of these pre-emergence bankruptcy NOL carry forwards must be recognized as a reduction of intangibles rather than a reduction of the provision for taxes in the statement of earnings.

The Company had a federal net operating loss carry forward at October 31, 2006 of approximately $22.1 million.  This amount is the remaining utilizable carry forward following the application of a limit due to an ownership change under Internal Revenue Code Section 382 that occurred during the fourth quarter of fiscal year 2006.  This carry forward is available to offset a portion of taxes payable in future years.  If not used, this carry forward will expire in years 2008 through 2025.  Approximately $7.6 million of this carry forward will expire over the next five years.  The Company also has $92,000 of alternative minimum tax credit carry forwards that do not have expiration dates.  Even though the Company has substantial federal net operating loss carry forwards, any income may still be subject to U.S. and State alternative minimum taxes.

Prior to October 31, 2006, the Company had recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future.  Although this determination was made in a prior fiscal year and is still applicable as of July 31, 2007, the Company will continue to assess the need for a full valuation allowance in future quarters.  Under SOP 90-7, a substantial portion of any future reversal of the valuation allowance will first reduce intangible assets arising from the Company’s 2002 emergence from bankruptcy and then be credited directly to additional paid-in capital.  After the exhaustion of pre-emergence bankruptcy NOLs, approximately $2.3 million of the valuation allowance that is related to post-bankruptcy NOLs will be available to reduce the provision for taxes in the statement of earnings and, thereafter, $936,000 related to excess stock option tax deductions would be recognized as additional paid-in capital when realized in the Company’s income tax return.

Item 2.    Management’s Discussion and Analysis.

Forward-Looking Statements and Risk Factors

The discussion below contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements by their nature involve substantial risks and uncertainties.  Our actual results may differ materially depending on a variety of factors including: (i) our ability to successfully operate our business including our ability to develop, improve, and update our cardiorespiratory diagnostic products and successfully sell these products into existing and new markets, (ii) our ability to achieve constant margins for products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers, (iii) our ability to effectively manufacture and ship products in required quantities to meet customer demands, (iv) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products, (v) our ability to protect our intellectual property, (vi) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures, and (vii) our dependence on third-party vendors.

Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the following discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including the Annual Report on Form 10-KSB for the year ended October 31, 2006, and subsequently filed Form 10-QSB and Form 8-K reports.

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

Results of Operations

The following table sets forth certain items from the Company’s Consolidated Statements of Earnings expressed as a percentage of revenues for the periods indicated:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.1	51.0	50.0	50.5
Gross margin	49.9	49.0	50.0	49.5

Operating expenses:
Selling and marketing	29.7	22.9	26.0	25.4
General and administrative	10.6	9.2	10.1	10.1
Research and development	8.0	7.2	7.0	7.4
Amortization of intangibles	1.9	2.3	1.9	2.7
	50.2	41.6	45.0	45.6
Operating income (loss)	(0.3)	7.4	5.0	3.9
Interest income	0.5	0.3	0.4	0.2
Income before taxes	0.2	7.7	5.4	4.1
Provision for taxes	0.2	3.2	2.2	2.0
Income from continuing operations	0.0	4.5	3.2	2.1
Gain from discontinued operations	—	—	—	0.7
Net income	0.0%	4.5%	3.2%	2.8%

The Company reported product revenues of $33.7 million for the year ended October 31, 2006.  Domestic product sales and service revenues accounted for 70.3% of revenue for the year ended October 31, 2006 while international product sales accounted for the remaining 29.7%.

Total revenue for the third quarter of 2007 was $8.9 million, an increase of 0.8% from $8.8 million in 2006.  Operating expenses for the third quarter of 2007 were $4.5 million, an increase of 21.7% from $3.7 million in 2006.  Net income for the three months ended July 31, 2007 was $4,000, or $0.00 per diluted share, compared to net income of $394,000, or $0.10 per diluted share, for the same period in 2006.

For the nine months ended July 31, 2007, total revenue was $29.4 million, an increase of 28.4% from $22.9 million in 2006.  Year-to-date operating expenses for 2007 were $13.3 million, an increase of 27.0% from $10.4 million for the same period of 2006.  Net income for the nine months ended July 31, 2007 was $946,000, or $0.22 per diluted share, compared to net income of $682,000, or $0.18 per diluted share, for the same period in 2006.  Net income for the nine months ended July 31, 2006 included a $171,000 gain from discontinued operations that was net of $103,000 for income taxes.

For the balance of fiscal 2007, we expect strong year-end contributions from all areas of our business, with solid revenue from our MedGraphics hospital and physician office customers and our New Leaf customers.  As noted below under “Revenue,” we expect revenue from our largest clinical research customer will continue in fiscal 2007 and 2008, but at a reduced level due to the completion of the systems installation and training phase of its current clinical studies.  Although year-over-year clinical research revenues will decrease as a result of the reduced revenue from our large clinical research customer, we expect to report increased year-over-year revenues in the fourth quarter of 2007 from both our hospital and physician office customers and our health and fitness club customers.  In addition, we continue to pursue additional opportunities by marketing our products to new clinical research study customers to expand our future growth outside of sales to our traditional customers.

Subsequent to the end of the third quarter, the Company implemented actions to reduce expenses in future quarters by eliminating infrastructure added in fiscal 2006 and 2007 to handle the systems installation and training requirements for one large clinical research customer.  The Company expects these actions to decrease expenses by approximately $1.0 million on an annual basis.

The Company continues to apply SOP 90-7 in its financial reporting related to income taxes, which requires the Company to present the provision for taxes on its statement of earnings as if it were fully taxed.  Therefore, the provision for taxes for all periods has been calculated and presented in the statement of earnings as if the Company’s earnings were fully taxable.  The actual amount of income taxes payable by the Company differs substantially from the Company’s provision for taxes, as it is determined after utilizing the Company’s pre-emergence bankruptcy NOLs.  The components of the Company’s provision for taxes for the three and nine months ended July 31, 2007 are summarized as follows:

•                  Established a provision for taxes of $16,000 and $659,000 for the three and nine months ended July 31, 2007 in the statement of earnings,

•                  Decreased trade name carrying value on the balance sheet by $81,000 as of July 31, 2007 from the utilization of pre-emergence bankruptcy NOLs,

•                  Decreased developed technology carrying value on the balance sheet by $323,000 as of July 31, 2007 from the utilization of pre-emergence bankruptcy NOLs,

•                  Increased additional paid-in capital by $236,000 as of July 31, 2007 related to tax benefits realized from stock option exercises, and

•                  Established income taxes payable of $19,000 as of July 31, 2007, which is the net of the items listed above.

The $19,000 of income taxes payable is the Company’s estimate of its cash payments for the first three quarters of 2007 earnings.  See Note 9 to the Consolidated Financial Statements, “Income Taxes,” in this Form 10-QSB for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

Revenue

For the three months ended July 31, 2007 compared to 2006, total revenue increased by 0.8%.  Domestic product revenue increased 13.0%, international product revenue decreased 29.0% and service revenue increased 28.4%.  For the nine months ended July 31, 2007, year-over-year total revenue increased by 28.4%.  Domestic product revenue increased 27.1%, international product revenue increased 35.3% and service revenue increased 19.8%.

Sales of the Ultima and Elite Series systems have contributing significantly to both domestic and international revenue growth.  These two product lines accounted for most of the third quarter revenue growth and, along with the Ultima PF to one of our clinical research customers, growth for the nine months ended July 31, 2007.  The Company sells its cardiorespiratory diagnostic systems and services to this customer for use in conducting safety and efficacy clinical trials both in the United States and internationally.  This customer accounted for 11.1% and 20.0% of revenue for the three and nine months ended July 31, 2007, respectively and 37.7% and 18.4% of revenue for the three and nine months ended

July 31, 2006, respectively.  The Company expects revenue from this customer to continue throughout fiscal 2008, but at a reduced level due to the completion of the systems installation phase of its current clinical studies.

Excluding sales to this customer, revenue for the three and nine months ended July 31, 2007 increased by $2.4 million and $4.9 million, or 43.8% and 25.9%, respectively, compared to the same periods in 2006.

Revenue from extended service contracts and non-warranty service visits both increased in 2007 compared to 2006, reversing a trend experienced during the last few years.  These increases are due to a larger installed customer base that resulted from increased sales in 2005 and 2006, as well as non-warranty service visits for clinical research customers.

Gross Margin

Gross margin percentage for the three month period ended July 31, 2007 increased to 49.9% of revenue compared to 49.0% for the same period in 2006.  For the nine months ended July 31, 2007, gross margin percentage increased to 50.0% of revenue compared to 49.5% for the same period in 2006.  The Company has realized manufacturing efficiencies associated with increased manufacturing volumes and general process improvement initiatives, but they have been in part offset by price discounts required by our largest clinical research customer.

Selling and Marketing

Selling and marketing expenses for the three months ended July 31, 2007 increased by 30.8% to $2.6 million compared to $2.0 million for the same period in 2006.  For the nine months ended July 31, 2007, selling and marketing expenses increased by 31.4% or $1.8 million to $7.6 million from $5.8 million for the same period in 2006.

Selling and marketing expenses related to new sales and sales support personnel, travel and customer support expenses increased by 17.4% and 26%, or $233,000 and $970,000 for the three and nine months ended July 31, 2007, respectively, compared to the same periods in 2006.  These increases are a result of the Company increasing the number of personnel to support its world-wide sales initiatives and to support a larger installed customer base resulting from sales increases during the past year.  In addition, the Company has increased expenses by $122,000 and $273,000 for the three and nine months ended July 31, 2007, respectively, associated with establishing a new representative branch office in Milan, Italy for marketing and technical support to its European distribution partners.  Approximately $50,000 of this year-to-date increase represented one-time office start up costs.  Finally, commission expenses increased by $141,000 and $321,000 for the three and nine months ended July 31, 2007 compared to the same periods in 2006 due to higher commissionable revenue.

General and Administrative

General and administrative expenses for the three months ended July 31, 2007 increased by 15.8% or $128,000 to $937,000 compared to $809,000 for the same period in 2006.  For the nine months ended July 31, 2007, general and administrative expenses increased by 28.2% or $656,000 to $3.0 million from $2.3 million for the same period in 2006.

Personnel related expenses, including consulting expenses, increased by $305,000 for the nine months ended July 31, 2007 compared to the same period in 2006 due to compensation increases and increased use of outside consultants.

Professional fees increased by $72,000 and $324,000 for the three and nine months ended July 31, 2007 compared to the same periods in 2006.  The third quarter included increased legal fees associated with a special shareholder meeting and one-time fees related to establishing a new international distribution partner.  The year-to-date increase in professional fees also includes the one-time cost of restating the Company’s Forms 10-QSB for the first three quarters of 2006.

In addition, there were $4,000 and $15,000 decreases in general and administrative expenses for the three and nine months ended July 31, 2007 as compared to the same period in 2006 due to changes in the allowance for doubtful accounts.  This overall decrease of the allowance for doubtful accounts reflects improved cash collections of past due customer accounts.  Future changes to the provision for doubtful accounts will be directly related to variations in the total balance of outstanding receivables.

Overall 2006 general and administrative expense increases were partially offset by non-cash stock-based compensation expenses of $50,000 and $187,000 incurred during the three and nine months ended July 31, 2006.  The non-cash stock-based compensation expenses incurred in 2006 resulted from options subject to variable accounting that were fully vested during the third quarter of 2006.  The Company has no unvested options at July 31, 2007.

General and administrative expenses also included $65,000 in consulting expenses associated with Sarbanes-Oxley compliance for the third quarter of 2007 compared to $15,000 for the same period in 2006.  For the nine months ended July 31, general and administrative expenses included $109,000 for Sarbanes-Oxley compliance costs in 2007 compared to $49,000 for the same period in 2006.

Research and Development

Research and development expenses for the three months ended July 31, 2007 increased by 11.7% or $74,000 to $707,000 from $633,000 for the same period in 2006.  For the nine months ended July 31, 2007, research and development expenses increased by 23.0% or $388,000 to $2.1 million from $1.7 million for the same period in 2006.

Costs related to new personnel contributed to increases of $23,000 and $250,000 in personnel related expenses for the three and nine months ended July 31, 2007, respectively, compared to the same periods in 2006.  In addition, project expenses associated with new products increased by $36,000 and $117,000 for the three and nine months ended July 31, 2007, respectively, compared to the same periods in 2006.  The Company’s current new product development initiatives include products targeted for hospital intensive care units, cardiology, dietary, asthma, allergy and primary care physicians, health and fitness club professionals, as well as international markets.  These new products are currently completing clinical evaluation and are planned for release in fiscal 2007 and in fiscal 2008.  In addition, the Company is also developing new functionality and new technologies for use in existing products.

Amortization of Intangibles

Amortization of developed technology was $172,000 for the three months ended July 31, 2007 compared to $203,000 for the same period in 2006.  For the nine months ended July 31, 2007, amortization of developed technology was $557,000 compared to $609,000 for the same period in 2006.  The decreases are attributed to a technology license that became fully amortized in 2006 and to reductions in developed technology associated with the use of pre-emergence bankruptcy NOL carry forwards.

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

Interest Income

Interest income for the three months ended July 31, 2007 increased to $48,000 from $22,000 for the same period in 2006.  For the nine months ended July 31, 2007, interest income increased to $131,000 compared to $50,000 for the same period in 2006.  The increase in interest income is principally due to an increase in interest rates and an increase in cash and cash equivalents.

Provision for Taxes

The Company is required to present the provision for taxes as if it were fully taxable in accordance with SOP 90-7.  The Company has utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is required to pay only U.S. and State alternative minimum taxes (“AMT”) because it has substantial federal and state NOL carry forwards.  During the three months ended July 31, 2007, the Company restored tax benefits of $63,000 related to pre-emergence bankruptcy NOLs, which has been recorded as an increase of intangible assets and during the nine months ended July 31, 2007, the Company used tax benefits of $404,000, related to pre-emergence bankruptcy NOLs, which has been recorded as a reduction of intangible assets.  The restoration of tax benefits in the third quarter of 2007 resulted from a change in estimate of the attributes of tax benefits to be realized by the Company in fiscal 2007.  For the three and nine months ended July 31, 2006, the Company used tax benefits of $316,000 and $721,000, respectively, related to using pre-emergence bankruptcy NOLs, which were recorded as a reduction of intangible assets.  See Note 9 to the Consolidated Financial Statements, “Income Taxes,” in this Form 10-QSB for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

Discontinued Operations

The net gain from discontinued operations of $171,000 for the nine months ended July 31, 2006 reflects the net difference after recording an agreed upon insurance recovery described below and the associated legal fees that were contingent upon the recovery together with other additional consulting fees and miscellaneous litigation expenses.  The Company allocated $103,000 of the provision for taxes to discontinued operations for the nine months ended July 31, 2006.  On April 12, 2006, the Company and Medmarc Casualty Insurance Company agreed to a settlement that resolved all matters with respect to the pending lawsuit between the parties related to the recovery of insurance proceeds for a claim associated with the Company’s former ICD business.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the past several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation, and through the use of cash balances.

The Company had cash and cash equivalents of $5.1 million and working capital of $13.7 million as of July 31, 2007.  During the nine months ended July 31, 2007, the Company used $329,000 of cash for continuing operations.

Cash was generated from net income of $946,000 that included non-cash expenses of $821,000 for depreciation and amortization and $404,000 of deferred income taxes.  Cash was also generated by a decrease of $404,000 in inventories and an increase of $488,000 in deferred income.  The changes in inventories is due to lower levels of revenue and the increase in deferred income reflects new service contracts associated with previous sales to the Company’s large clinical research customer.

Cash was used for an increase of $1.9 million in accounts receivable and decreases of $1.0 million and $332,000 in advance payments from customers and accounts payable, respectively.  Accounts receivable balances naturally vary with the timing of large payments and shipment of large customer orders.  The increase in accounts receivable reflects year-over-year revenue growth of over 28% for the nine months ended July 31, 2007 and the timing of a $1.0 million payment received from the Company’s large customer shortly after the end of the quarter.  Advance payments from customers vary with the timing of orders and the related customer delivery requirements.  The decrease in advance payments from customers reflects a reduction in these payments associated with the Company’s one large customer as deliveries are completed against this customer’s orders.

During the nine months ended July 31, 2007, the Company used $432,000 in cash for the purchase of property and equipment.  The Company currently has no material commitments for capital expenditures for the remainder of fiscal year 2007 or 2008.

Cash of $1.7 million was generated from financing activities that included the exercise of options and warrants to purchase the Company’s common stock and issuance of common stock under the Employee Stock Purchase Plan.  In addition, the Company realized $236,000 in tax benefits from stock options exercised during the nine months ended July 31, 2007.

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

Subsequent to January 31, 2007, the Company implemented new procedures, including improved documentation and analysis regarding the accounting for income taxes.  The Company has concluded that these new procedures remediated the above noted material weakness at April 30, 2007 and July 31, 2007.

Accordingly, in connection with this Form 10-QSB, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures currently in effect as of July 31, 2007, including the remedial actions discussed above, and has concluded that, as of such date, its disclosure controls and procedures are effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In the three and nine months ended July 31, 2007, we issued 181 and 33,212 shares, respectively, of our common stock pursuant to exercise of Warrants that were issued to former Angeion shareholders in connection with our emergence from bankruptcy on October 25, 2002.  We received proceeds of approximately $1,410 and $258,000 for the three and nine months ended July 31, 2007, respectively, from these sales and used the proceeds for general corporate purposes.  The sales are exempt from registration pursuant to Section 1145(a) of the Bankruptcy Code (Title 11, United States Code).

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any equity securities during the three months ended July 31, 2007.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

As reported in a Form 8-K dated August 22, 2007, at a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the Angeion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and approved the adoption of Amended and Restated Articles of Incorporation.  In connection with the adoption of the 2007 Plan, the Company granted to the five non-employee directors of the Company seven-year options to purchase a total of 70,000 shares at a price of $6.60 per share.

In addition, at the regularly-scheduled Board meeting held prior to the shareholders’ meeting, the Company’s Compensation Committee granted seven-year stock options to purchase a total of 9,200 shares under the Angeion Corporation 2002 Stock Option Plan (“2002 Plan”) to 23 employees of the Company.  As a result of these grants, a total of 373,150 shares are now subject to outstanding grants under the 2002 Plan at an average weighted price of $5.25 per share.  As a result of the adoption of the 2007 Plan at the shareholders’ meeting, no future grants may be made under the 2002 Plan, including any options that expire or are cancelled under the 2002 Plan.

The Board and Compensation Committee took no action with respect to grants of any stock options or restricted stock grants to employees under the 2007 Plan, but intend to review the current levels of employee and officer option holdings and possibly take action to grant stock options or restricted stock grants under the 2007 Plan in the fourth quarter of fiscal 2007 or the first quarter of fiscal 2008.  Prior to the grant of options under the 2002 Plan and the 2007 Plan on August 22, 2007, no options had been granted by Angeion in the fiscal year beginning November 1, 2006.

Item 6.  Exhibits.

(a)           The following exhibits are included herein:

31                                   Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32                                   Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).99.1

99.1                          Press release dated September 13, 2007 reporting Angeion Corporation results of operations for the three and nine months ended July 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angeion Corporation
(Registrant)

Date: September 13, 2007	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 13, 2007	/s/ Dale H. Johnson
Dale H. Johnson
Chief Financial Officer
(Chief Accounting Officer)