Form 10-K
period 2007-10-31
ANGEION CORP/MN
filed 2008-01-29
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
for the fiscal year ended October 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number  001-13543

ANGEION CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1579150
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

350 Oak Grove Parkway, Saint Paul, Minnesota 55127-8599

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (651) 484-4874

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 Par Value	Securities registered pursuant to Section 12(g) of the Act: None

Name of Exchange on Which Registered: NASDAQ

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

                                                Yes ☐                    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

                                                Yes ☐                    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐                  Accelerated Filer ☐                             Non-Accelerated Filer ☒

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $31,987,000 as of the last day of the Company’s most recently completed fiscal quarter, when the last reported sales price was $7.86 per share.

As of January 24, 2008, the Company had outstanding 4,089,803 shares of Common Stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Item 1.  Business.

Unless the context requires otherwise, references in this Form 10-K to “Angeion” or the “Company” means Angeion Corporation, while references to “Medical Graphics” refer to Medical Graphics Corporation, a wholly owned subsidiary of Angeion.  Angeion and Medical Graphics are collectively referred to as the “Company.”

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

During the period from 1990 through March 2000, Angeion was engaged in the development and sale, directly and through joint ventures, of automatic implantable cardioverter defibrillator (“ICD”) systems.  ICDs are designed to treat abnormally rapid heartbeats in the ventricular (or lower) chambers of the heart, a condition known as ventricular tachycardia (“VT”), and a severe form of VT known as ventricular fibrillation (“VF”), that if not terminated will lead to sudden cardiac death.  ICDs are electronic devices that are implanted within the body and are connected to the heart with defibrillator leads.  These devices monitor the patient’s heartbeat and, in the event of VT or VF, deliver an electrical shock to return the heartbeat to normal rhythm.  During 1999 and 2000, the Company completed two restructurings, granted a series of non-exclusive licenses to its ICD technology and discontinued its ICD operations.

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

•

On June 17, 2002, Angeion filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws (“Chapter 11” or “Bankruptcy Case”) in the United States Bankruptcy Court for the District of Minnesota and in the process converted $20.0 million of Convertible Notes into 95% of the Company’s common stock. Angeion emerged from Bankruptcy in October 2002.

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

(c)                                  Narrative Description of Business.

General

Through its Medical Graphics Corporation subsidiary, Angeion designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names.  These cardiorespiratory diagnostic systems have a wide range of applications in healthcare, wellness, and health and fitness.

Healthcare professionals use these cardiorespiratory diagnostic systems to diagnose shortness of breath and lung diseases such as asthma and emphysema, and manage related treatment.  Through breath-by-breath analysis, some of the Company’s cardiorespiratory diagnostic systems measure fitness or conditioning levels to help physicians diagnose heart diseases such as heart failure and coronary disease.  The Company sells its cardiorespiratory diagnostic systems and services to clinical research customers for use in conducting safety and efficacy clinical trial studies both in the United States and internationally.  Other health professionals use cardiorespiratory diagnostic systems to measure calorie consumption and to prescribe safe and effective exercise in rehabilitation, weight management, general fitness, and athletic performance.  All of these applications are accomplished by measuring air flow and the concentrations of inhaled and exhaled gases such as oxygen and carbon dioxide while a person is at rest, or exercising on a bike or treadmill.  Professionals use this same assessment of gases and air flow to determine nutritional requirements of critically ill patients in a hospital or to design a weight loss program for members in a health club wishing to assess the number of calories they should consume and burn daily.

Primary MedGraphics brand products include pulmonary function (“PFT”) and cardiopulmonary gas exchange (“GX”) testing systems.  All MedGraphics systems are designed to be simple and easy-to-use while at the same time provide the flexibility to address the specific needs of hospitals, clinics and physician offices.  All MedGraphics’ products, except for certain OEM products, are sold with a personal computer, full color monitor, printer and other peripherals.

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

Spirometry.  The CPF-S/D USB spirometer is comprised of a flow measurement module and a personal computer (“PC”).  The spirometer can serve as a platform that can be upgraded to either a complete pulmonary function or cardiopulmonary exercise system.  Spirometry provides measurements of airflow, lung volume and elastic/mechanical properties.

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

MedGraphics’ pulmonary function products’ ease of use, infection control features, compact, lightweight design and mobility option attract a wide variety of customers, including pulmonary laboratories in hospitals, clinics, physician offices, occupational medicine clinics, asthma/allergy practices, and clinical research centers worldwide.

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

The Ultima/CPX systems measure each breath using a patented breath-by-breath methodology and the same patented preVent pneumotach as the pulmonary function systems.  MedGraphics’ cardiopulmonary exercise systems include a patented oxygen analyzer and a carbon dioxide analyzer as well as patented gas sampling and data reporting, including an evaluation of the information obtained from cardiopulmonary exercise assessments.

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

The Ultima Series is sold in the following different configurations:

Ultima/CPX/D.  This is a basic exercise testing system that measures an individual’s fitness level while exercising and measures the ability to perform work (functional capacity) or activities of daily living.  The Ultima/CPX/D can also be used in conjunction with other manufacturers’ stand-alone ECG systems.  The electrocardiogram, which measures heart functions, is generally referred to as an ECG.

Ultima/CCM/D.  This basic metabolic assessment system measures the nutritional requirements of a patient at rest.

Ultima/CardiO2.  This configuration adds an integrated 12-lead electrocardiogram stress option.

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

Competition

The industry for companies selling cardiopulmonary diagnostic systems is competitive.  There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by Medical Graphics.  The Company’s competitors include both large and small medical companies, some of which have greater financial and technical resources and broader product lines.  Viasys Healthcare, Inc., which was acquired by Cardinal Health, Inc in June 2007 and nSpire Health are the principal competitors for the Company’s MedGraphics branded products.  The Company believes that the primary competitive factors in its markets are product features, customer service, price, quality, product performance, market reputation, breadth of product offerings and effectiveness of sales and marketing efforts.  The Company believes its MedGraphics brand product quality, product performance, market reputation and customer service are the true differentiators that will contribute to future growth.

The Company’s New Leaf branded products for the health and fitness market have a few competitors, which include metabolic measurement systems (Korr Medical and Cosmed), nutrition education and lifestyle enhancement software (e-Diets) and weight loss programs (Jenny Craig and Weight Watchers).  The Company believes that its proprietary technology, expert-designed exercise programs and its training and education service provide a notable and unique advantage in the weight loss, general fitness and athletic performance markets.

The Company believes competition based on price will continue to be an important factor in customer purchasing patterns as a result of healthcare cost containment pressures in the health care industry.  Price competition may exert downward pressure on prices the Company is able to charge for its products.  There can be no assurance that it will be able to offset any downward price pressure through corresponding cost reductions.  Any failure to offset this pressure could have an adverse effect on the Company’s business, results of operations or financial condition.

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

Medical Graphics Quality Management System is certified to the requirements of ISO 13485:2003, Canadian Medical Device Regulations Part 1, and European Union Medical Device Directive Annex II regarding the Development and Production of Cardio Respiratory devices.  See “Regulation by Foreign Governments” for additional discussion of the Company’s ISO 13485:2003 certification.

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

Outside the United States, Medical Graphics markets its products through a network of independent distributors.  During 2007, Medical Graphics used approximately 56 distributors to sell its products into 70 countries.  These distributors typically carry a select inventory of MedGraphics products and sell those products in specific geographic areas, generally on an exclusive basis.  International revenues accounted for 24.8%, 29.7% and 16.5% of total revenue for the years ended October 31, 2007, 2006 and 2005, respectively.  All of Medical Graphics’ international sales are made on a United States dollar-denominated basis to distributors.

International sales involve certain risks not ordinarily associated with domestic business including fluctuations in currency exchange rates, reliance on distributors and country-specific policies and procedures.

Medical Graphics executes multiple sales and marketing strategies both domestically and internationally.  The Company’s most successful sales and marketing tactics include product demonstrations which emphasize technological capabilities, breadth of services and unmatched customer service.  In addition to onsite product demonstrations, the Company annually attends and hosts booth displays at various industry-specific conventions around the world.  At these conventions, potential customers/clients have the ability to see and experience the unique features the products offer.  Through these global conventions, the Company gains exposure to pulmonologists, respiratory therapists, allergy physicians, exercise physiologists, sports medicine professionals, personal trainers and exercise enthusiasts.  Other marketing initiatives include educational seminars, print advertisements, direct mail campaigns and e-marketing campaigns through the (www.medgraphics.com) web site for MedGraphics branded products and (www.newleaffitness.com) for New Leaf branded products.

Research and Development

In 2007, Medical Graphics continued to develop new products and implemented product improvements designed to enhance product reliability and improve margins.  The Company’s research and development initiatives are targeted for hospitals, clinics, physician’s offices and the health and fitness club markets.  An integral component of the Company’s future growth strategies includes developing and introducing additional new products.

Research and development expenses were $2.8 million, $2.4 million and $2.1 million for the years ended October 31, 2007, 2006 and 2005, respectively.

Intellectual Property

Patents and trademarks are critical in the medical device industry.  The Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs.  The Company also relies upon trade secrets and proprietary know-how.

The Company relies on a combination of patent, trademark and trade secret laws to establish proprietary rights in its products.  Medical Graphics currently owns 24 United States patents and is actively developing and obtaining additional patents.  These patents cover the various aspects of Medical Graphics’ core technologies, including gas analysis, pressure and flow measurement, breath-by-breath assessment of gas exchange data analysis and expert system software.  The New Leaf products employ various Medical Graphics’ patents in its business model.  In addition, Medical Graphics has a number of foreign patents with respect to technologies covered by its United States patents.

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

United States patents filed on or after June 8, 1995 have a term of 20 years from the date on which the application for the patent was filed.  Domestic patents in force on June 8, 1995 and patents issued on applications filed prior to June 8, 1995 automatically have a term that is the greater of the 20 years from the date of filing or 17 years from the patent grant.

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

In addition to the requirements described above, the Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices that they distribute commercially.  The Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs, which require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing and quality control.  In addition, these manufacturers are subject to inspection on a routine basis for compliance with the QSRs.  The FDA’s Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.  The FDA further requires that certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported.  The FDA has authority to inspect the Company’s facilities to ensure compliance with the Act and regulations thereunder.  Failure to comply with these regulations could have a material adverse effect on the Company’s business, financial condition and results of operations.  Medical Graphics is registered as a manufacturer with the FDA and successfully passed its most recent FDA audit in September 2004.

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

Employees

As of October 31, 2007, the Company had 136 full-time and 4 part-time employees, including 31 in sales, 16 in field service, 11 in marketing, 16 in applications and technical support, 29 in engineering, manufacturing and production, 17 in research, development and quality assurance/regulatory affairs, and 16 engaged in finance and administration.  No employees are represented by a collective bargaining agreement and the Company has not experienced any work stoppage.  Management believes that relations with its employees are good.

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

Additional information with respect to the risks and uncertainties faced by the Company may be found in, and any prior discussion is qualified in its entirety by, the other risk factors that are described from time to time in Angeion’s Securities and Exchange Commission reports, including but not limited to this Annual Report on Form 10-K for the year ended October 31, 2007 and subsequently filed reports.

Item 1A.  Risk Factors.

History of Losses.  Prior to 2006, the Company incurred recurring losses including a net loss of $919,000 for the year ended October 31, 2005 and has an accumulated deficit of $3.4 million at October 31, 2007.  While the Company believes that its existing cash of $6.9 million at October 31, 2007 is adequate to support operations for the next fiscal year or more, the Company must ultimately remain profitable or obtain additional financing to be able to meet its future cash flow requirements, and there can be no assurance that it will be able to do so.

Product Liability and Potential Insufficiency of Product Liability Insurance.  The testing, manufacturing, marketing and sale of medical devices involve risk of liability claims and product recalls.  ICD products that the Company sold prior to 2001 are highly complex and were used in medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death.  As a result, the Company currently carries product liability insurance covering its products with policy limits per occurrence and in the aggregate that the Company has deemed to be sufficient.  The Company cannot predict, however, whether this insurance is sufficient, or if not, whether the Company will be able to obtain sufficient insurance, to cover the risks associated with the Company’s business or whether this insurance will be available at premiums that are commercially reasonable.  Although the Company has discontinued its ICD business, a successful claim against or settlement by the Company in excess of its insurance coverage or the Company’s inability to maintain insurance in the future could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.

In 2005, the Company settled a claim for indemnification from ELA Medical for expenses incurred by ELA Medical in connection with the recall of ICDs formerly manufactured by the Company.  The Company expects that the only expense for discontinued operations in the future will be the purchase of product liability insurance for as long as the Company believes it necessary to cover ICDs that remain implanted in patients.  The current policy for product liability insurance covering ICDs expires in July 2008.

Although ELA Medical has agreed that it will be responsible for any warranty coverage, technical service and regulatory compliance service with respect to any “recalled” ICDs in the future, there can be no assurance that the Company will not be subject to patient claims in the future.  See Note 14 to the Consolidated Financial Statements, “Discontinued Operations and Related Litigation.”

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

Importance of Intellectual Property Protection.  Patents and trademarks are critical in the medical device industry, and the Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs.  The Company owns a number of United States and foreign patents.  The Company also owns certain registered trademarks, and has applied for other trademarks in the United States and certain foreign countries.  There can be no assurance that patents and trademarks will be granted in the future, or that any patents and trademarks that the Company now holds or may be granted, or under which it has held license rights, will be valid or otherwise be of value to the Company.  Even if the Company’s patents and trademarks are valid, others may be able to introduce non-infringing products that are competitive with those of the Company.  Competitors of the Company may also hold or be granted patents that are not licensed to the Company.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company currently leases a 52,254 square foot building for its office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota.  The building is also the location of the Company’s Medical Graphics subsidiary.  The building lease for the Company’s present office and manufacturing space expires in June 2009.  The Company entered into a new lease for 1,390 square feet of office space in Milan, Italy that expires in December 2012.  Annual rental costs of both facilities will be approximately $334,000 in fiscal year 2008.  Rent expense for the Company’s facilities was $307,000, $296,000 and $305,000 for the years ended October 31, 2007, 2006 and 2005, respectively.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

Special Item.  Executive Officers of the Company

Set forth below is biographical and other information on the executive officers of the Company.

Name of Officer	Age	Title

Rodney A. Young	52	President and Chief Executive Officer

Dale H. Johnson	63	Chief Financial Officer

Rodney A. Young has over 25 years in the medical device, manufacturing and pharmaceutical fields.  Prior to joining Angeion Corporation as Executive Vice President in July 2004, Mr. Young had served as a consultant.  Prior to consulting, Mr. Young was a director, Chief Executive Officer and President of LecTec Corporation from August 1996 until July 2003 and Chairman of LecTec from November 1996 until July 2003.  Prior to his employment at LecTec, Mr. Young served Baxter International, Inc. for five years in various management roles, most recently as Vice President and General Manager of the Specialized Distribution Division.  Mr. Young previously held a variety of sales and marketing positions at 3M Company and Upjohn.  Mr. Young also serves as a director of Possis Medical, Inc., Delta Dental Plan of Minnesota and Health Fitness Corporation.  Mr. Young was appointed as a director, President and Chief Executive Officer of the Company effective November 1, 2004.

Dale H. Johnson, CPA (inactive) was appointed Chief Financial Officer in January 2000.  Prior to joining the Company, Mr. Johnson served as the Chief Financial Officer of Medical Graphics from March 1997 to December 1999 when Medical Graphics was acquired by Angeion.  From 1995 to 1997, Mr. Johnson served as a consultant to various companies in financial distress.  From 1994 to 1995, he served as Chief Financial Officer to Larson Companies, a privately owned group of heavy truck dealerships.  From 1991 to 1994, he served as Chief Financial Officer to National Marrow Donor Program.  From 1971 to 1986, he served as Chief Financial Officer for the Pepsi subsidiary of MEI Corporation.  In 1986, PepsiCo, Inc. acquired MEI Corporation and thereafter Mr. Johnson served as Area Chief Financial Officer to PepsiCo, Inc.  During the previous five years, he worked as an accountant with Arthur Andersen & Co. and served as a finance officer in the United States Army.  Mr. Johnson holds a B.A. in Economics and Accounting from St. John’s University and is a Certified Public Accountant (inactive).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “ANGN.”  The prices below are the high and low sales prices as reported by the Nasdaq Capital Market for each quarter of FY 2007 and 2006.

	Angeion Common Stock Prices
Fiscal Years	High	Low
2007
Fourth Quarter	$8.50	$5.62
Third Quarter	13.83	7.78
Second Quarter	17.87	12.90
First Quarter	18.50	10.00

2006
Fourth Quarter	11.85	3.52
Third Quarter	5.84	3.36
Second Quarter	5.60	3.50
First Quarter	4.63	2.00

As of January 2, 2008, approximately 330 shareholders of record held the Company’s common stock.  In addition, nominees for approximately 6,160 shareholders held shares in street name.

Set forth below is a graph that compares the five-year cumulative total shareholder return on our common stock (“ANGN”) to the NASDAQ Composite Index (“NASDAQ”) and to the NASDAQ Medical Devices, Instruments and Supplies Manufacturers Index (“NASDAQ Medical Devices”).  The Company emerged from bankruptcy on October 26, 2002 and last trading close of the 2002 fiscal year for Angeion common stock was October 28, 2002 at $0.11 per share.

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its operations and does not anticipate paying any cash dividends in the future.

Equity Compensation Plan Information

Under the Angeion Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options.  As of October 31, 2007, options for 800,000 shares had been granted and 426,850 shares had been issued upon exercise of options.  There are 373,150 stock options that remain outstanding under the 2002 Plan.

At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the Angeion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance upon exercise of stock options under that Plan.  As of October 31, 2007, options for 237,970 shares had been granted and no stock options under the 2007 Plan were exercised.

The following table provides information as of October 31, 2007 with respect to the shares of the Company’s common stock that may be issued under its 2002 Plan and 2007 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensationplans approved by security holders	611,120	$6.12	12,030

Equity compensation plans not approved by security holders	—		—

Total	611,120		12,030

Recent Sales of Unregistered Securities

In the three months ended October 31, 2007, the Company issued 757 shares of common stock pursuant to exercise of warrants that were issued to former Angeion shareholders in connection with the Company’s emergence from bankruptcy on October 25, 2002.  The Company received proceeds of approximately $5,900 for the three months ended October 31, 2007 from these sales and used the proceeds for general corporate purposes.  The sales are exempt from registration pursuant to Section 1145(a) of the Bankruptcy Code (Title 11, United States Code).

Issuer Purchases of Equity Securities

The Company did not purchase any equity securities during the quarter ended October 31, 2007.

Item 6.  Selected Financial Data

In the table below, we have presented certain selected financial data as of and for each of the years in the five year period ended October 31, 2007.  The financial data has been derived from our audited consolidated financial statements.  This data should be read in conjunction with “Item 7, Management’s Discussion and Analysis” and “Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(In thousands)	Years Ended October 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:

Revenues	$38,580	$33,651	$23,774	$20,688	$18,712
Cost of goods sold	19,106	17,016	12,023	10,952	10,602
Gross margin	19,474	16,635	11,751	9,736	8,110

Operating expenses:
Selling and marketing	10,107	8,148	7,192	6,131	5,581
General and administrative	4,220	3,209	2,402	2,399	2,722
Research and development	2,820	2,367	2,061	1,672	1,538
Amortization of intangibles	733	812	811	951	847
Total operating expenses	17,880	14,536	12,466	11,153	10,688

Operating income (loss)	1,594	2,099	(715)	(1,417)	(2,578)
Interest income	182	81	34	18	29

Income (loss) before taxes	1,776	2,180	(681)	(1,399)	(2,549)
Provision for taxes	719	914	9	—	—

Income (loss) from continuing operations, net of taxes	1,057	1,266	(690)	(1,399)	(2,549)

Gain (loss) from discontinued operations, net of taxes	—	171	(229)	(901)	(235)

Net income (loss)	$1,057	$1,437	$(919)	$(2,300)	$(2,784)

Weighted Average Common Shares Outstanding:
Basic	3,987	3,634	3,606	3,598	3,594
Incremental effect of options and warrants	366	118	—	—	—
Diluted	4,353	3,752	3,606	3,598	3,594

Net income (loss) per share - basic:
Continuing operations	$0.27	$0.35	$(0.19)	$(0.39)	$(0.71)
Discontinued operations	—	0.05	(0.06)	(0.25)	(0.06)
Net income (loss)	$0.27	$0.40	$(0.25)	$(0.64)	$(0.77)

Net income (loss) per share - diluted:
Continuing operations	$0.24	$0.34	$(0.19)	$(0.39)	$(0.71)
Discontinued operations	—	0.04	(0.06)	(0.25)	(0.06)
Net income (loss)	$0.24	$0.38	$(0.25)	$(0.64)	$(0.77)

	As of October 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:

Cash and cash equivalents	$6,908	$4,069	$1,072	$2,390	$3,588
Working capital	14,154	10,204	5,409	5,290	6,054
Total assets	24,533	21,753	16,868	18,358	19,877
Total current liabilities	6,361	6,686	4,598	5,198	4,755
Total liabilities	7,104	7,443	4,935	5,526	4,755
Total common shareholders’ equity	17,429	14,310	11,933	12,832	15,122

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a medical device manufacturer with revenues of $38.6 million for the year ended October 31, 2007.  Domestic product sales and service revenues accounted for 75.2% of fiscal 2007 revenue while international product sales accounted for the remaining 24.8%.

The Company, through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardio-respiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names.  These cardio-respiratory diagnostic systems have a wide range of applications in healthcare, wellness and health and fitness.  Revenues consist of equipment and supply sales as well as service revenues.  Equipment and supply sales reflect sales of non-invasive cardio-respiratory diagnostic equipment and aftermarket sales of peripherals and supplies.  Service revenues consist of revenues from extended service contracts, non-warranty service visits and additional training.

Revenue for fiscal 2007 increased by 14.6% to $38.6 million compared to $33.7 million in 2006.  Operating expenses for fiscal 2007 were $17.9 million, an increase of 23.0% over $14.5 million in 2006.  Fiscal 2007 net income was $1.1 million, or $0.24 per diluted share, compared to fiscal 2006 net income of $1.4 million, or $0.38 per diluted share, for the same period in 2006.  Net income for 2006 included a $171,000 gain from discontinued operations, net of $103,000 for income taxes.

Subsequent to the end of the third quarter, the Company implemented actions to reduce expenses in future quarters by eliminating infrastructure added in fiscal 2006 and 2007 to handle the systems installation and training requirements for one large clinical research customer.  The Company expects these actions to decrease expenses by approximately $1.0 million on an annual basis.

The following table contains selected information from our historical consolidated statements of operations, expressed as a percentage of revenue:

	2007	2006	2005

Revenues	100.0%	100.0%	100.0%
Cost of goods sold	49.5	50.6	50.6
Gross margin	50.5	49.4	49.4

Selling and marketing expenses	26.2	24.2	30.2
General and administrative expenses	10.9	9.5	10.1
Research and development expenses	7.3	7.0	8.7
Amortization of intangibles	1.9	2.4	3.4
Total operating expenses	46.3	43.1	52.4
Operating income (loss)	4.2	6.3	(3.0)
Interest income	0.4	0.2	0.1
Provision for taxes	1.9	2.7	0.0
Income (loss) from continuing operations	2.7	3.8	(2.9)
Gain (loss) from discontinued operations, net of taxes	—	.5	(1.0)
Net income (loss)	2.7%	4.3%	(3.9)%

The following paragraphs discuss the Company’s performance during fiscal 2007, 2006 and 2005.

Revenues

Fiscal 2007 total revenues increased 14.6% to $38.6 million compared to $33.7 million in fiscal 2006.  Domestic product revenues increased by 23.0% to $25.7 in 2007 compared to 2006 revenues of $20.9 million.  International product revenue decreased 6.2% to $9.4 million in 2007 compared to $10.0 million in 2006.  Service revenues increased 27.2% to $3.5 million in 2007 compared to $2.7 million in 2006.  Revenue from extended service contracts and non-warranty service visits both increased in 2007 compared to 2006, reversing a trend experienced during the last few years.  These increases are due to a larger installed customer base that resulted from increased sales in 2006 and 2005, as well as non-warranty service visits for clinical research customers.

Fiscal 2006 revenues increased by 41.6% to $33.7 million compared to $23.8 million in fiscal 2005.  Domestic product revenue increased by 23.0% to $20.9 million in 2006 compared to $17.0 million in 2005.  Internationally, product revenue increased 155% to $10.0 million in 2006 from $3.9 million in 2005 as sales increased in Europe to our large, clinical research customer.   Service revenue decreased 3.9% to $2.7 million in 2006 compared to $2.8 million in 2005 as a result of new systems sales that include a 12-month warranty.

Sales of the Ultima Series, introduced in 2005, and Elite Series systems contributed significantly to both domestic and international revenue growth.  These two product lines, and specifically the Ultima PF, sold to one of our clinical research customers, drove the sales growth for both fiscal 2006 and 2007.

Sales of cardio-respiratory diagnostic systems and services to the Company’s large clinical research customer were used in conducting safety and efficacy clinical trials both in the United States and internationally.  This customer accounted for 17.3% of revenues in fiscal 2007 and 23.6% in fiscal 2006.  The Company expects revenue from this customer to continue in fiscal 2008, but at a reduced level due to the completion of the systems installation phase of its clinical studies with ongoing supplies and support.  Excluding sales to this customer, revenue for 2007 increased by $6.2 million, or 24.1%, compared to 2006, and increased by $1.9 million, or 8.1%, in 2006 compared to 2005.

Gross Margin

Gross margin percentage for 2007 increased to 50.5% of revenues compared to 49.4% in fiscal 2006 and fiscal 2005.  In 2007, the Company realized manufacturing efficiencies associated with increased manufacturing volumes and general process improvement initiatives as well as an increase in higher margin service revenues.  These improvements were partially offset by price discounts negotiated with our largest clinical research customer.

Selling and Marketing

Selling and marketing expenses for fiscal 2007 increased by 24.0% to $10.1 million compared to $8.1 million for fiscal 2006 and $7.2 million in 2005.

  Selling and marketing expenses related to new sales and sales support personnel, travel and customer support expenses increased by 18.9%, or $989,000, for 2007 compared to 2006.  These increases are a result of the Company increasing the number of personnel to support its world-wide sales initiatives and to support a larger installed customer base resulting from sales increases during the past year.  In addition, expenses increased by $387,000 in 2007, from the establishment of a new representative branch office in Milan, Italy to deliver marketing and technical support to the Company’s European distribution partners.  Approximately $50,000 of this increase represented one-time office start up costs.  Finally, commission expenses increased by $296,000 in 2007 compared to 2006 corresponding to the increase in revenues.

Total selling and marketing expenses increased 13.3% for the year ended October 31, 2006 compared to 2005.  The increase in selling and marketing expenses in 2006 compared to 2005 was related to new sales and sales support personnel, travel and customer support expenses that increased in the aggregate by $704,000.  In addition, expenses for trade shows, commissions, and equipment demonstrations increased by $138,000, $52,000 and $49,000, respectively, for 2006 compared to 2005.

General and Administrative

General and administrative expenses for 2007 increased by 31.5%, or $1.0 million, to $4.2 million compared to $3.2 million for 2006 and $2.4 million in 2005.

Personnel related expenses, including consulting expenses and temporary help, increased by $304,000 for 2007 compared to 2006 due to compensation increases and increased use of outside consultants for strategic planning purposes and to update the Company’s director and executive compensation policies and plans.  Professional fees increased by $424,000 in 2007 compared to 2006.  The increase included higher fees associated with a special shareholder meeting and the cost of restating the Company’s Forms 10-QSB for the first three quarters of 2006.  The increase in professional fees also includes the one-time fees related to establishing a new international distribution partner..

In addition, there was a $143,000 increase in general and administrative expenses for 2007 as compared to 2006 due to changes in the allowance for doubtful accounts, including the write-off of one bankrupt account for $81,000.  Overall 2007 general and administrative expense increases were partially offset by a decrease in non-cash stock-based compensation expense of $148,000 as compared to 2006.  The non-cash stock-based compensation expense incurred in 2006 resulted from options subject to variable accounting that were fully vested during the third quarter of 2006.  General and administrative expenses also included $132,000 in consulting expenses associated with Sarbanes-Oxley compliance in 2007 compared to $95,000 in 2006.

General and administrative expenses increased 33.6% in 2006 compared to 2005.  The increase in general and administrative expenses in 2006 reflects accruals for employee incentive plans due to the achievement of defined incentive plan objectives for 2006.  General and administrative expenses for 2006 also included non-cash expenses of $187,000 for stock-based compensation associated with variable options compared to $6,000 in 2005.  The Company’s Compensation Committee accelerated the vesting of all unvested variable options during the third quarter of 2006.

General and administrative expenses included benefits of $32,000 and $156,000 in 2006 and 2005, respectively, due to reductions in the allowance for doubtful accounts as a result of improved collections from past due customers.  Professional fees decreased by $103,000 in 2006 while consulting expenses increased by $111,000 to more than offset the decrease in professional fees.  The increased consulting expenses were used to assist the Company with its strategic plan development.  General and administrative expenses also included $95,000 in consulting expenses associated with Sarbanes-Oxley compliance for 2006 compared to $102,000 for the same period in 2005.

The Company adopted Statement of Financial Accounting Standard No. 123(R), Share Based-Payment (“SFAS 123(R)”), on November 1, 2006, but did not issue any options until near the end of the period.  As a result, general and administrative as well as other operating expenses in 2008 are anticipated to increase as a result of the issuance of these options in the fourth quarter of 2007.

Research and Development

Research and development expenses for 2007 increased by 19.1%, or $453,000, to $2.8 million from $2.4 million compared to the same period in 2006 and $2.1 million in 2005.

Costs related to new personnel contributed to an increase of $249,000 in research and development expenses for 2007, compared to the same period in 2006.  In addition, project expenses associated with new product development increased by $170,000 for 2007 compared to 2006.  The Company introduced the CCM ExpressTM during the fourth quarter of 2007.  The CCM ExpressTM is targeted at monitoring and mechanical ventilator management applications in intensive care units.  Other new product development initiatives include products targeted for cardiology, dietary, asthma, allergy and primary care physicians, health and fitness club professionals, as well as international markets.  Some of these new products are currently completing clinical evaluation and are planned for release in fiscal 2008.  In addition, the Company is also developing new functionality and new technologies for use in existing products.

Research and development expenses increased 14.8% in 2006 compared to 2005.  Expenses for new personnel of $274,000 accounted for the majority of the increase in research and development costs for 2006.

Amortization of Intangibles

Amortization of developed technology was $733,000 for 2007 compared to $812,000 for 2006 and $811,000 in 2005.  The decrease in 2007 is attributable to a technology license that became fully amortized in 2006 and to reductions in the carrying value of developed technology associated with the use of pre-emergence bankruptcy NOL carry forwards.

As further described in note 9 to the consolidated financial statements, “Income Taxes,” in this Form 10-K, as the Company utilizes pre-emergence bankruptcy net operating loss(“NOL”) carry forwards, the Company will reduce the value of developed technology until the net carrying value is zero.  To the extent that utilization of these NOLs reduces the value of developed technology, future amortization expense will be reduced.

Interest Income

Interest income for the year ended 2007 increased to $182,000 from $81,000 in 2006 and $34,000 in 2005.  The increase in interest income in both 2007 and 2006 is principally due to an increase in interest rates together with an increase in excess cash balances available for short-term investment as a result of the Company’s net income and generation of positive cash flow.

Provision for Taxes

The Company is required to present the provision for taxes as if it were fully taxable in accordance with SOP 90-7.  The Company has utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards.  During 2007, the Company used tax benefits of $318,000 related to pre-emergence bankruptcy NOLs.  These benefits have been recorded as a reduction of intangible assets.  During 2006, the Company used tax benefits of $1.2 million related to pre-emergence bankruptcy NOLs, which were recorded as a reduction of goodwill and intangible assets.  See note 9 to the consolidated financial statements, “Income Taxes,” in this Form 10-K for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

Income (Loss) from Discontinued Operations

 The net gain from discontinued operations of $171,000 for 2006 reflects the insurance recovery net of legal fees, consulting fees and miscellaneous litigation expenses.  The Company has allocated $103,000 of income taxes to discontinued operations for 2006.  The $229,000 loss from discontinued operations for 2005 primarily consisted of legal expenses and the purchase of liability insurance coverage for claims associated with the Company’s discontinued ICD products.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation.

The Company had cash and cash equivalents of $6.9 million and working capital of $14.2 million as of October 31, 2007.  During 2007, the Company generated $1.5 million in cash from operating activities of continuing operations, primarily from net income of $1.1 million that included non-cash expenses of $1.2 million for depreciation and amortization and $318,000 of deferred income taxes.  Cash was also generated by a decrease of $427,000 in inventories and an increase of $603,000 in deferred income.  The change in inventories is due to lower levels of revenue and the increase in deferred income reflects new service contracts associated with previous sales to the Company’s large clinical research customer.

Partially offsetting these cash inflows were an increase of $1.2 million in accounts receivable and a decrease of $1.1 million in advance payments from customers.  Accounts receivable balances naturally vary with the timing of large payments and shipment of large customer orders.  The increase in accounts receivable reflects year-over-year revenue growth of nearly 15% for 2007 and the timing of payments received from the Company’s large customer.  Days sales outstanding (“DSO”), which measures how quickly receivables are collected, has remained consistent between 2007 and 2006.  The decrease in advance payments from customers reflects a reduction in these payments associated with the Company’s one large customer as deliveries of equipment have been completed against this customer’s orders.

During 2007, the Company used $544,000 in cash for the purchase of property and equipment.  The Company has no material commitments for capital expenditures for fiscal year 2008.

Cash of $1.9 million was generated from financing activities that included the exercise of options and warrants to purchase the Company’s common stock and issuance of common stock under our employee stock purchase plan.  This also includes the realization of $374,000 in tax benefits from stock options exercised during 2007.

The Company believes that its liquidity and capital resource needs for fiscal year 2008 will be met through its current cash and cash equivalents and cash flows from operations.

Other Commitments

The Company has made various financial commitments in the ordinary course of conducting its business operations.  Although these commitments are more fully discussed in the notes to the consolidated financial statements, we are summarizing all of our significant commitments in the following table:

	Payments due by period (in thousands)
Contractual Obligations	Total	Due within one year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$924	$457	$413	$54	$—

Critical Accounting Policies

Significant accounting policies adopted and applied by the Company are summarized in note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies,” which is included in this Form 10-K.  Some of the more critical policies include revenue recognition, allowance for doubtful accounts, income taxes, and impairment of long-lived assets.  The following accounting policies are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments.

Revenue Recognition.  In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.  The Company’s products are sold for cash or on credit terms requiring payment based on the shipment date.  Credit terms can vary between customers due to many factors, but are generally 30-60 days.  Revenue, net of discounts, is recognized upon shipment or delivery to customers in accordance with written sales terms.  Standard sales terms do not include customer acceptance conditions, future credits, rebates, price protection or general rights of return.  The terms of sales to both domestic customers and international distributors are identical.  In instances when a customer order specifies final acceptance of the system, revenue is deferred until all customer acceptance criteria have been met.  Estimated warranty obligations are recorded upon shipment.

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years.  In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 for service contract revenue.  Deferred income associated with service contracts and supplies was $2,120,000 and $1,520,000 as of October 31, 2007 and 2006, respectively.  Revenue from installation and training services provided to domestic customers is deferred until the service has been performed.  The amount of deferred installation and training revenue was $365,000 and $362,000 at October 31, 2007 and 2006, respectively.

When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the consideration from an arrangement is allocated to each respective element based on the residual method and recognized as revenue when revenue recognition criteria for each element is met.  Consideration allocated to delivered equipment is equal to the total arrangement consideration less the fair value of installation and training.  The fair value of installation and training services is based on specific objective evidence, including third-party invoices.  The assumptions used in allocating the amount of consideration to each deliverable represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

Allowance for Doubtful Accounts.  The Company establishes estimates of the uncollectibility of accounts receivable.  Management analyzes accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables.  A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required.  In the quarter ended October 31, 2007, two bankrupt accounts totaling $122,000 were written off.

Income Taxes.  The Company utilizes the asset and liability method of accounting for income taxes.  The Company recognizes deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. Each quarter the Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income.  The analysis to determine the amount of the valuation allowance is highly judgmental and requires weighing positive and negative evidence including historical and projected future taxable income and ongoing tax planning strategies.  While the Company has been profitable for nine consecutive quarters, it believes this performance is largely driven by revenues generated from our large, single customer.  That revenue has now diminished to support and service revenue and will no longer consist of equipment sales.  The Company believes more historical data is needed before the valuation allowance should be reduced.  Based upon management’s assessment of all available evidence, the Company determined that it is more likely than not as of October 31, 2007 that none of its deferred tax assets will be realized.  Therefore, at October 31, 2007, a full valuation allowance of $7.8 million has been provided against the net deferred tax asset.  If the Company determines that it has become more likely than not that part of or all our deferred tax assets will be realized, the Company will be required to partially or fully reduce the valuation allowance.  If the Company reduces the valuation allowance, it will be required to allocate this reduction between pre and post bankruptcy deferred tax assets in the following manner:

•                  Under the application of AICPA SOP 90-7, when the valuation allowance relating to pre-emergence bankruptcy net operating loss and other deferred tax assets is reversed, tax benefits aggregating $4.7 million will be credited first to identifiable intangible assets arising from the bankruptcy and then to additional paid-in capital.

•                  The valuation allowance related to post bankruptcy net operating losses and other deferred tax assets is approximately $3.1 million.  An aggregate of $2.3 million of the $3.1 million will first impact earnings as a reduction in the provision for taxes and thereafter, the remaining $0.8 million will increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

The allocation of the benefits realized from the reduction in the valuation allowance for deferred tax assets in interim and annual periods will require significant judgment to attribute the reduction to pre and post bankruptcy deferred tax assets.  This may result in significant fluctuations in the provision for taxes for financial reporting purposes in future interim or annual periods.

Stock-Based Compensation.  Prior to the adoption of SFAS 123(R) on November 1, 2006, we measured compensation costs for options issued or modified under our stock-based compensation plans using the intrinsic-value method of accounting.  Under the intrinsic-value method, we recorded deferred compensation expense within shareholders’ equity for stock options awarded to employees and directors to the extent that the option exercise price was less than the fair market value of common stock on the date of grant.  Recorded deferred compensation was amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants.

On November 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R).  We apply the provision of SFAS 123(R) to new stock option grants.  Compensation expense calculated under SFAS 123(R) is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility.  We use the Black-Scholes option-pricing model to value our stock option awards.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different in the future.  We are required to estimate the expected term and forfeiture rate and only recognize expense for those shares expected to vest.  If the actual forfeiture rate is materially different from the estimate, share-based compensation expense could be significantly different from what has been recorded in the current period.

Impairment of Long-Lived Assets.  The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset.  Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset.  If these assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.   As described in note 10 to the consolidated financial statements, if the Company realizes the benefits of pre-emergence bankruptcy deferred tax assets, the carrying amount of intangible assets will decline which will reduce the likelihood of future impairment charges for long-lived assets.

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

Quarterly Results

The following table sets forth certain unaudited consolidated financial information from our historical consolidated statements of operations for each fiscal quarter of 2007 and 2006.  This quarterly information has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this Form 10-K and reflects adjustments which, in the opinion of management, consist of normal recurring adjustments necessary for a fair presentation of these unaudited quarterly results when read in conjunction with audited consolidated financial statements and notes.

(In thousands, except per share data)	Fiscal 2007
	Q1	Q2	Q3	Q4	Total

Revenues	$10,619	$9,960	$8,870	$9,131	$38,580
Cost of goods sold	5,332	4,934	4,448	4,392	19,106
Gross margin	5,287	5,026	4,422	4,739	19,474

Total operating expenses	4,505	4,306	4,450	4,619	17,880

Operating income (loss)	782	720	(28)	120	1,594

Interest income	36	47	48	51	182
Provision for taxes	329	314	16	60	719

Net income	$489	$453	$4	$111	$1,057

Net income per share — basic:	$0.13	$0.11	$0.00	$0.03	$0.27
Net income per share — diluted:	$0.12	$0.11	$0.00	$0.03	$0.24

	Fiscal 2006
	Q1	Q2	Q3	Q4	Total

Revenues	$6,933	$7,212	$8,797	$10,709	$33,651
Cost of goods sold	3,404	3,683	4,488	5,441	17,016
Gross margin	3,529	3,529	4,309	5,268	16,635

Total operating expenses	3,352	3,432	3,658	4,094	14,536

Operating income	177	97	651	1,174	2,099

Interest income	9	19	22	31	81
Provision for taxes	100	85	279	450	914
Gain (loss) from discontinued operations, net of taxes	(4)	175	—	—	171

Net income	$82	$206	$394	$755	$1,437

Net income per share — basic:	$0.02	$0.06	$0.11	$0.21	$0.40
Net income per share — diluted:	$0.02	$0.05	$0.10	$0.20	$0.38

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is evaluating the impact of FIN 48 on its consolidated financial statements upon its adoption of FIN 48 on November 1, 2007.

The FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25 and its related implementation guidance.  The statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The Company adopted SFAS No. 123(R) during fiscal 2007 using the modified prospective method; however, there was no impact on 2007 earnings from options outstanding as of November 1, 2006 since the Compensation Committee of the Board of Directors immediately vested all outstanding options on July 18, 2006.  The ultimate amount of increased compensation expense will depend on the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.  See note 7 to the consolidated financial statements, “Shareholders’ Equity” for discussion of the Company’s valuation of stock options.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company adopted SAB No. 108 in fiscal year 2007 and recorded a one-time cumulative effect income adjustment to its beginning of year retained earnings of $106,000, net of tax and deferred tax valuation allowance calculations.  See note 10 to the consolidated financial statements, “Prior Year Misstatements under Staff Accounting Bulletin 108” for further discussion of SAB No. 108 adjustments.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement  (“EITF 06-3”), which discusses the presentation of sales taxes in the income statement on either a gross or net basis.  It requires entities to disclose, if significant, on an interim and annual basis for all periods presented: (a) the accounting policy elected for these taxes and (b) the amounts of the taxes reflected gross (as revenues) in the income statement.  The guidance is effective for periods beginning after December 15, 2006.  The Company presents sales net of applicable sales taxes.  With the adoption of EITF 06-3 in the second quarter of fiscal 2007, the Company will not change its method for recording sales taxes in the consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Angeion Corporation:

We have audited the accompanying consolidated balance sheets of Angeion Corporation and subsidiaries (the Company) as of October 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the years in the three-year period ended October 31, 2007.  In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule, Schedule II-Valuation and Qualifying Accounts.  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angeion Corporation and subsidiaries as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the accompanying consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Standards No. 123(revised 2004), Share-Based Payment, on November 1, 2006 and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in the year ended October 31, 2007.

/s/ KPMG LLP

Minneapolis, Minnesota

January 28, 2008

ANGEION CORPORATION AND SUBSIDAIRIES

Consolidated Balance Sheets

October 31, 2007 and 2006

(in thousands, except share and per share data)

	2007	2006
Assets
Current assets
Cash and cash equivalents	$6,908	$4,069
Accounts receivable, net of allowance for doubtful accounts of $85 and $133, respectively	7,950	6,799
Inventories	5,310	5,737
Prepaid expenses and other current assets	347	285
Total current assets	20,515	16,890

Property and equipment, net	1,302	1,096
Intangible assets, net	2,716	3,767
Total Assets	$24,533	$21,753

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,858	$1,575
Employee compensation	2,041	2,068
Advance payments from customers	97	1,234
Deferred income	1,742	1,125
Warranty reserve	253	335
Other current liabilities and accrued expenses	370	349
Total current liabilities	6,361	6,686

Long-term deferred income	743	757
Total liabilities	7,104	7,443
Shareholders’ equity
Common stock, $0.10 par value. Authorized 25,000,000 shares, issued and outstanding 4,088,455 shares in 2007 and 3,792,306 shares in 2006	409	379
Additional paid-in capital	20,423	18,497
Accumulated deficit	(3,403)	(4,566)
Total shareholders’ equity	17,429	14,310

Commitments and contingencies (Notes 8, 15 and 16)
Total Liabilities and Shareholders’ equity	$24,533	$21,753

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended October 31,
	2007	2006	2005
Revenues:
Equipment and supply sales	$35,115	$30,928	$20,941
Service revenue	3,465	2,723	2,833
	38,580	33,651	23,774
Cost of goods sold
Cost of equipment and supply sales	18,642	16,579	11,614
Cost of service revenue	464	437	409
	19,106	17,016	12,023
Gross margin	19,474	16,635	11,751

Operating expenses:
Selling and marketing	10,107	8,148	7,192
General and administrative	4,220	3,209	2,402
Research and development	2,820	2,367	2,061
Amortization of intangibles	733	812	811
	17,880	14,536	12,466
Operating income (loss)	1,594	2,099	(715)
Interest income	182	81	34
Income (loss) before taxes	1,776	2,180	(681)

Provision for taxes	719	914	9
Income (loss) from continuing operations	1,057	1,266	(690)
Gain (loss) from discontinued operations, net of taxes	—	171	(229)
Net income (loss)	$1,057	$1,437	$(919)

Net income (loss) per share - basic
Continuing operations	$0.27	$0.35	$(0.19)
Discontinued operations	—	0.05	(0.06)
Net income (loss)	$0.27	$0.40	$(0.25)

Net income (loss) per share - diluted
Continuing operations	$0.24	$0.34	$(0.19)
Discontinued operations	—	0.04	(0.06)
Net income (loss)	$0.24	$0.38	$(0.25)

Weighted average common shares outstanding
Basic	3,987	3,634	3,606
Diluted	4,353	3,752	3,606

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended October 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$1,057	$1,437	$(919)
(Gain) loss from discontinued operations	—	(171)	229
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	444	285	415
Amortization	733	812	811
Stock-based compensation	62	187	6
Tax benefit from stock options exercised	(374)	18	—
Deferred income taxes	318	910	9
Changes in operating assets and liabilities:
Accounts receivable	(1,151)	(2,699)	57
Inventories	427	(2,282)	(508)
Prepaid expenses and other current assets	(62)	(5)	14
Accounts payable	283	391	(342)
Employee compensation	(27)	902	234
Advance payments from customers	(1,137)	1,234	—
Deferred income	603	692	91
Warranty reserve	(82)	160	20
Accrued expenses	395	(17)	(28)
Net cash provided by operating activities of continuing operations	1,489	1,854	89
Cash provided by (used in) operating activities of discontinued operations	—	754	(804)
Net cash provided by (used in) operating activities	1,489	2,608	(715)

Cash Flows From Investing Activities:
Purchase of property and equipment	(544)	(346)	(217)
Net cash used in investing activities	(544)	(346)	(217)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan	33	20	14
Proceeds from the exercise of stock options	1,223	687	—
Proceeds from the exercise of warrants	264	28	—
Tax benefit from stock options exercised	374	—	—
Net cash provided by financing activities of continuing operations	1,894	735	14
Cash provided by (used in) financing activities of discontinued operations:
Promissory note payments	—	(400)	—
Cash restricted for discontinued operations	—	400	(400)
Net cash provided by (used in) financing activities	1,894	735	(386)

Net increase (decrease) in cash and cash equivalents	2,839	2,997	(1,318)
Cash and cash equivalents at beginning of year	4,069	1,072	2,390
Cash and cash equivalents at end of year	$6,908	$4,069	$1,072

Cash paid for taxes	$123	$37	$13
Supplemental Disclosure of Non-cash Investing Activities:

During 2006, the Company decreased goodwill $328,000 and during the years ended October 31, 2007 and 2006, the Company decreased intangible assets by $318,000 and $919,000, respectively, with an offsetting decrease to the deferred tax valuation allowance of $318,000 and $1,247,000 for the usage of pre-emergence bankruptcy net operating loss carry forwards.
The Company adopted the provisions of SAB 108 in fiscal year 2007 that decreased purchases of property, plant and equipment by $106,000.

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended October 31, 2007, 2006 and 2005

(in thousands)

	Common stock		Additional
	Number		paid-in	Deferred	Accumulated
	of shares	Par value	capital	compensation	deficit	Total

Balances at October 31, 2004	3,602	$360	$17,556	$—	$(5,084)	$12,832

Employee stock purchase plan	7	1	13	—	—	14
Deferred compensation for variable stock options	—	—	20	(20)	—	—
Stock-based compensation	—	—	—	6	—	6
Net loss	—	—	—	—	(919)	(919)

Balances at October 31, 2005	3,609	361	17,589	(14)	(6,003)	11,933

Employee stock purchase plan	8	1	19	—	—	20
Exercise of stock options	171	17	670	—	—	687
Exercise of warrants	4	—	28	—	—	28
Tax benefit from stock options exercised	—	—	18	—	—	18
Stock-based compensation	—	—	173	14	—	187
Net income	—	—	—	—	1,437	1,437

Balances at October 31, 2006	3,792	379	18,497	—	(4,566)	14,310

Cumulative effect of adjustment resulting from adoption of SAB No. 108, net of tax	—	—	—	—	106	106
Adjusted Balances at October 31, 2006	3,792	379	18,497	—	(4,460)	14,416

Employee stock purchase plan	6	1	32	—	—	33
Exercise of stock options	256	26	1,197	—	—	1,223
Exercise of warrants	34	3	261	—	—	264
Tax benefit from stock options exercised	—	—	374	—	—	374
Stock-based compensation	—	—	62	—	—	62
Net income	—	—	—	—	1,057	1,057

Balances at October 31, 2007	4,088	$409	$20,423	$—	$(3,403)	$17,429

See accompanying notes to consolidated financial statements.

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

(2)                                 Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements contained in this report reflect the accounting principles set forth in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).  On June 17, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota.  On October 24, 2002, the Court entered an order confirming the Joint Modified Plan of Reorganization dated September 4, 2002 (“Reorganization Plan”).  The Reorganization Plan became effective on October 25, 2002.  For accounting purposes, the Company adopted fresh-start reporting in accordance with SOP 90-7 as of October 31, 2002.  In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values.  The Company utilized the assistance of an independent third-party appraiser to determine the fair values of substantially all of the Company’s tangible and intangible assets.  Goodwill and intangible assets recorded upon the Company’s emergence from bankruptcy have been reduced by the use of pre-emergence bankruptcy net operating loss carry forwards (“NOLs”) as detailed in note 5 to the consolidated financial statements, “Intangible Assets and Goodwill.”

Cash and Cash Equivalents

Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase.  At October 31, 2007 and 2006, cash equivalents consisted of money market funds.

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

Intangible Assets

Definite lived intangible assets consist of developed technology that is amortized on a straight-line basis over seven and ten years.  As further described in note 5 to the consolidated financial statements, “Intangible Assets and Goodwill,” as the Company utilizes pre-emergence bankruptcy NOL carry forwards, the Company will reduce the cost of developed technology until the net carrying cost is zero.  To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced or eliminated.

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

Revenue Recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.  The Company’s products are sold for cash or on credit terms requiring payment based on the shipment date.  Credit terms can vary between customers due to many factors, but are generally 30-60 days.  Revenue, net of discounts, is recognized upon shipment or delivery to customers in accordance with written sales terms.  Standard sales terms do not include customer acceptance conditions, future credits, rebates, price protection or general rights of return.  The terms of sales to both domestic customers and international distributors are identical.  In instances when a customer order specifies final acceptance of the system, revenue is deferred until all customer acceptance criteria have been met.  Estimated warranty obligations are recorded upon shipment.

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

Deferred income associated with service contracts and supplies was $2,120,000 and $1,520,000 as of October 31, 2007 and 2006, respectively.  Revenue from installation and training services provided to customers is deferred until the service has been performed.  The amount of deferred installation and training revenue was $365,000 and $362,000 at October 31, 2007 and 2006, respectively.

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

The Company has one customer that accounted for 17.2% and 23.6% of revenues for the years ended October 31, 2007 and 2006, respectively.  No customer accounted for more than 10% of revenues in 2005.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products.  The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time.  Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers.  At October 31, 2007, advance payments from customers aggregated $97,000 of which $55,000 was from a single customer and at October 31, 2006, advance payments from customers aggregated $1,234,000 of which $1,134,000 was from a single customer.  Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

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

The Company had warrants outstanding at October 31, 2006 and 2005 to purchase 175,901 and 179,481 shares, respectively, of its common stock that were considered antidilutive and therefore not considered to have been exercised.  There were no warrants that remained outstanding at October 31, 2007 as all unexercised warrants expired by their terms on that date.  The Company also had options outstanding at October 31, 2006 and 2005 to purchase 624,187 and 697,800 shares, respectively, of its common stock that were considered antidilutive and therefore not considered exercised.

Shares used in the income per share computations for the years ended October 31, 2007, 2006 and 2005 are as follows:

(In thousands)	2007	2006	2005
Weighted average common shares outstanding - basic	3,987	3,634	3,606
Dilutive effect of stock options and warrants	366	118	—
Weighted average common shares outstanding - diluted	4,353	3,752	3,606

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable.  Cash in excess of current operating needs is invested in accordance with the Company’s investment policy that emphasizes principal preservation.

Share-Based Compensation

Effective November 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”).  Under the fair value recognition provisions of SFAS No. 123(R), the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.  The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively restated.  The provisions of SFAS No. 123(R) apply to awards granted, modified or cancelled after the November 1, 2006 effective date.  There were no non-vested awards outstanding on the effective date for SFAS No. 123(R).  Total share-based compensation expense included in the Company’s statement of operations for the year ended October 31, 2007 was $62,000.

Prior to the adoption of SFAS 123(R), we measured compensation costs for options issued or modified under our stock-based compensation plans using the intrinsic-value method of accounting.  Under the intrinsic-value method, we recorded deferred compensation expense within stockholders’ equity for stock options awarded to employees and directors to the extent that the option exercise price was less than the fair market value of common stock on the date of grant.  Recorded deferred compensation was amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants.

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

Goodwill

Goodwill represented the excess of cost over the net of all assets and liabilities that were recorded at their respective fair values as the Company emerged from bankruptcy on October 31, 2002.  Goodwill is not amortized.  During the year ended October 31, 2006, the Company utilized pre-emergence bankruptcy NOLs that reduced the carrying value of goodwill to $0.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is evaluating the impact of FIN 48 on its consolidated financial statements upon its adoption of FIN 48 on November 1, 2007.  The Company does not expect the adoption of FIN 48 to have a material effect on its’ financial statements.

The FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25 and its related implementation guidance.  The statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The Company adopted the standard for fiscal 2007 using the modified-prospective method; however, there was no impact on 2007 earnings from options outstanding as of November 1, 2006 since the Compensation Committee of the Board of Directors immediately vested all outstanding options on July 18, 2006.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company adopted SAB No. 108 in fiscal year 2007 and recorded a one-time cumulative effect income adjustment to its beginning of year retained earnings of $106,000, net of tax and deferred tax valuation allowance calculations.  See note 10 to the consolidated financial statements, “Prior Year Misstatements under Staff Accounting Bulletin 108”, for further discussion of SAB No. 108 adjustments.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In June 2006, the FASB issued Emerging Issues Task Force Issue (“EITF”) No. 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the

Income Statement  (“EITF 06-3”), which discusses the presentation of sales taxes in the income statement on either a gross or net basis.  It requires entities to disclose, if significant, on an interim and annual basis for all periods presented: (a) the accounting policy elected for these taxes and (b) the amounts of the taxes reflected gross (as revenues) in the income statement.  The guidance is effective for periods beginning after December 15, 2006.  The Company presents sales net of applicable sales taxes.  With the adoption of EITF 06-3 in the second quarter of fiscal 2007, the Company did not change its method for recording sales taxes net in the consolidated financial statements.

(3)                                 Inventories

Inventories consisted of the following at October 31, 2007 and 2006:

(In thousands)	2007	2006
Raw materials	$2,380	$2,239
Work-in-Process	177	294
Finished goods	2,753	3,204
	$5,310	$5,737

(4)                                 Property and Equipment

Property and equipment consisted of the following at October 31, 2007 and 2006:

(In thousands)	2007	2006
Furniture and fixtures	$2,082	$1,453
Equipment	999	909
Leasehold improvements	674	617
	3,755	2,979
Less: accumulated depreciation	(2,453)	(1,883)
	$1,302	$1,096

(5)                                 Intangible Assets and Goodwill

Intangible assets consisted of the following at October 31, 2007 and 2006:

(In thousands)	2007	2006
Intangible assets:
Developed technology	$6,663	$6,900
Trade name (unamortized)	—	81
	6,663	6,981

Amortization - developed technology	(3,947)	(3,214)
	$2,716	$3,767

The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years.  Amortization expense was $733,000, $812,000 and $811,000 for the years ended October 31, 2007, 2006 and 2005, respectively.  If the Company continues to utilize pre-emergence bankruptcy net operating loss carry forwards, the Company will further reduce the carrying cost of its developed technology until the net carrying cost of these assets is zero.  To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced.  Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of October 31, 2007, which does not reflect the possible reduction discussed above, is as follows:

(In thousands)	Amortization
2008	$727
2009	727
2010	421
2011	420
2012	421
$2,716

Goodwill and Trade Name consisted of the following at October 31, 2007 and 2006:

(In thousands)	Goodwill	Trade Name	Developed Technology
Balance at October 31, 2005	$328	$1,000	$6,900
Reduction in balance due to utilization of pre-emergence bankruptcy deferred tax assets	(328)	(919)	—

Balance at October 31, 2006	—	81	6,900
Reduction in balance due to utilization of pre-emergence bankruptcy deferred tax assets	—	(81)	(237)

Balance at October 31, 2007	$—	$—	$6,663

(6)                                 Warranty Reserve

Sales of the Company’s equipment are subject to a warranty obligation.  Equipment warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty provisions and claims for the years ended October 31, 2007, 2006, and 2005 were as follows:

(In thousands)	2007	2006	2005
Balance, beginning of year	$335	$175	$155
Warranty provisions	506	527	300
Warranty claims	(588)	(367)	(280)
Balance, end of year	$253	$335	$175

(7)                                 Shareholders’ Equity

Common Stock and Warrants

There were 4,088,455 shares of the Company’s common stock outstanding at October 31, 2007.  Under the Reorganization Plan, the Company issued 179,537 warrants to purchase additional common stock at an exercise price of $7.79 per share.  All unexercised warrants expired on October 31, 2007.  Shareholders exercised 33,969 warrants during the year ended October 31, 2007 and 3,580 and 56 warrants during the years ended October 31, 2006 and 2005, respectively.  At October 31, 2006 and 2005, there were 175,901 and 179,481 warrants outstanding, respectively.

Stock Options

Under the Angeion Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options.  As of October 31, 2007, options for 800,000 shares had been granted and 426,850 shares had been issued upon exercise of options.  There are 373,150 stock options that remain outstanding under the 2002 Plan as of October 31, 2007.

At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the Angeion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance upon exercise of stock options under that Plan.  As of October 31, 2007, options for 237,970 shares had been granted and all stock options remain outstanding under the 2007 Plan.

The 2007 Plan and 2002 Plan both provide that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than the fair market value of the stock at date of grant.  Under the 2007 Plan, all options expire no later than seven years from the grant date while, under the 2002 Plan, all options expire no later than ten years from the grant date.  Options under both plans are subject to various vesting schedules.

	Shares	Weighted Average Exercise Price
Outstanding at October 31, 2006	624,187	$5.03
Granted	248,706	7.48
Exercised	(261,773)	4.81
Expired or cancelled	—	—

Outstanding at October 31, 2007	611,120	$6.12

                The following table summarizes information concerning stock options outstanding as of October 31, 2007:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Subject to Exercise
$2.00	11,650	5.94	$2.00	11,650
2.53	97,000	7.88	2.53	97,000
5.08	84,000	8.57	5.08	84,000
6.23	84,500	6.30	6.23	84,500
6.60	79,200	6.81	6.60	—
7.79	86,800	5.94	7.79	86,800
7.86	167,970	7.00	7.86	—

Total	611,120	6.91	$6.12	363,950

The total intrinsic value of options exercised during the year ended October 31, 2007 was $2,334,000.  The total intrinsic value of options outstanding and exercisable at October 31, 2007 was $1,062,000, which was calculated using the closing stock price at the end of the fiscal year less the option price of in-the-money options.  The Company issues new shares when stock options are exercised.  Cash received from the exercise of stock options for the year ended October 31, 2007 was $1,223,000.  The related tax benefit for the year ended October 31, 2007 was $374,000.  Unrecognized compensation expense related to outstanding stock options as of October 31, 2007 was $1,279,000 and is expected to be recognized over a weighted average period of 2.87 years.

The following table presents the statement of operations classification of pre-tax share-based compensation expense recognized for the year ended October 31, 2007:

(In thousands)	2007
Cost of goods sold	$1
Selling and marketing	8
General and administrative	50
Research and development	3
Share-based compensation expense included in operating expenses	$62

The following table illustrates the effect on net income (loss) and net income (loss) per share for the years ended October 31, 2006 and 2005, respectively, as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to its stock-based employee compensation:

(In thousands)	2006	2005
Net income (loss), as reported	$1,437	$(919)
Add: Share-based compensation expense included in net income under intrinsic value method (a)	118	6
Less: Share-based compensation expense determined under fair value based method for all awards (a)	(296)	(475)
Net income (loss), pro forma	$1,259	$(1,388)

Net income (loss) per share — basic
As reported	$0.40	$(0.25)
Pro forma	0.35	(0.38)

Net income (loss) per share — diluted
As reported	$0.38	$(0.25)
Pro forma	0.34	(0.38)

a)              Compensation expense is net of related tax effects.

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

The expense recognized for options granted under the 2002 Plan and 2007 Plan are equal to the fair value of stock options as of the grant date.  The following table provides the weighted average fair value of options granted to directors and employees and the related assumptions used in the Black-Scholes model for stock option grants made during fiscal year 2007:

	Options Granted
	August 22, 2007	October 31, 2007
Weighted average fair value of options granted	$4.73	$5.64
Assumptions used:
Expected life (years) (a)	4.00	4.50
Risk free interest rate (b)	4.22%	4.06%
Volatility (c)	101.90%	95.70%
Dividend yield (d)	0.00%	0.00%

a)              Expected life: For employee grants, the expected term of options granted is determined using the “shortcut” method allowed by SAB 107.  Under this approach, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. For director grants, the Company’s estimate is based upon historical data, the contractual terms of the options granted and other factors.

b)             Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

c)              Volatility: The expected volatility of the Company’s common stock is calculated by using the historical daily volatility of the Company’s stock price calculated over a period of time representative of the expected life of the options.

d)             Dividend yield: The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock.

Employee Stock Purchase Plan

The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions.  The Stock Plan is available to all employees subject to certain eligibility requirements.  Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis.  Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase.  The Company increased the price at which common stock may be purchased to 95% of the market value effective January 1, 2007.  The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year.  For the phase that ended on December 31, 2006, employees purchased 4,462 shares at a price of $4.08 per share and for the phase that ended on June 30, 2007, employees purchased 1,918 shares at a price of $7.70 per share.  As of October 31, 2007, the Company has withheld approximately $7,300 from employees participating in the phase that began on July 1, 2007.  At October 31, 2007, approximately 70,433 shares of common stock were available for future purchase under the Stock Plan.

Tax Impacts of Stock-Based Compensation

Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized share-based compensation expense were reported on the consolidated statement of cash flows as operating cash flows.  Under SFAS No. 123(R), these excess tax benefits are reported as financing cash flows.  Although total cash flows under SFAS No. 123(R) remain unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS No. 123(R).  For the year ended October 31, 2007, there were excess tax benefits of $374,000, which are classified as financing cash flows.

(8)                                 Leases

The Company leases office and manufacturing space, and various office accessories.  The building lease for the Company’s present office and manufacturing space expires in June 2009.  The Company entered into a new lease for office space in Milan, Italy that expires in December 2012.  Total lease expenses, including office and manufacturing space, were $411,000, $384,000 and $365,000 for the years ended October 31, 2007, 2006 and 2005, respectively.  Future minimum lease payments under operating leases in effect at October 31, 2007 are as follows:

Year Ended October 31, (In thousands)	Amount
2008	$457
2009	353
2010	60
Thereafter	54
$924

(9)                                 Income Taxes

The total provision for income taxes for the years ended October 31, 2007, 2006 and 2005 was allocated as follows:

(In thousands)	2007	2006	2005
Income from continuing operations	$719	$914	$9
Gain from discontinued operations	—	103	—
Total income taxes	$719	$1,017	$9

The provision for income taxes consists of the following for the years ended October 31, 2007, 2006 and 2005:

(In thousands)	2007	2006	2005
Current tax expense	$27	$89	$—
Deferred tax expense	318	807	9
Charge in lieu of tax relating to stock options	374	18	—
Total tax expense to continuing operations	$719	$914	$9

The Company has a federal net operating loss carry forward at October 31, 2007 of approximately $127,083,000 that will expire in years 2008 through 2025.  In addition, the Company has a general business tax credit carry forward of approximately $518,000.

However, the utilization of these tax loss and tax credit carry forwards are limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of a significant change in ownership that occurred in the fourth quarter of fiscal 2006.  The Company estimates that the amount of federal net operating loss carry forward that is not limited is approximately $21.7 million.  Additionally, the Company has concluded that all general business credit carry forwards are limited and not available for use in future years.  The Company also has $92,000 of alternative minimum tax credit carry forwards that do not have expiration dates.  The alternative minimum tax credit carry forwards are impacted by IRC §383 but their ultimate use is not affected since they never expire.  The following table summarizes the expiration of federal net operating loss carry forwards over the next five years, after considering the statutory limitations described above:

(In thousands)	Net Operating Losses
2008	$2,755
2009	1,534
2010	1,534
2011	1,491
2012	1,172
Total	$8,486

The actual tax expense attributable to income (loss) from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the income (loss) from continuing operations as follows:

	Year Ended October 31,
	2007	2006	2005
Federal statutory rate	34.0%	34.0%	(34.0)%
State taxes, net of federal benefit	4.1	3.1	0.1
Change in federal valuation allowance	—	—	30.0
Non-deductible meals and entertainment	2.6	1.9	5.2
Stock option compensation	0.3	2.9	—
Other	(0.5)	—	—
Effective income tax rate	40.5%	41.9%	1.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	Year Ended October 31,
(In thousands)	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$7,732	$10,068
Tax credit carry forwards	92	116
Other	627	669
Valuation allowance	(7,764)	(9,825)
Total deferred tax assets	687	1,028
Deferred tax liabilities:
Intangible assets	(605)	(923)
Fixed assets	(82)	(105)
Total deferred tax liabilities	(687)	(1,028)
Net deferred income tax asset/(liability)	$—	$—

The valuation allowance for deferred tax assets as of October 31, 2007 and 2006 was $7,764,000 and $9,825,000, respectively.  The total valuation allowance decreased $2,061,000 and $39,363,000 for the years ended October 31, 2007 and October 31, 2006, respectively. The large decrease in the valuation allowance in 2006 resulted from the ownership change under IRC §382 that limited net operating loss and credit carry forwards.  In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Due to the Company’s application of fresh-start reporting in the year ended October 31, 2002, the deferred tax benefit from the reduction of the valuation allowance related to pre-emergence bankruptcy deferred tax assets must be recognized as a reduction in the then current carrying value of fresh start accounting intangible assets until these assets are reduced to zero, and thereafter, as an increase in additional paid-in capital.  Therefore, this reduction in the valuation allowance will not reduce the Company’s provision for taxes.  The Company also has established a valuation allowance for post-emergence deferred tax assets.  If the Company reduces the valuation allowance related to post-emergence deferred tax assets, the Company will first record a reduction in the provision for income taxes for non-stock-based compensation deferred tax assets, and thereafter, the stock-based compensation tax benefits will be recorded to additional paid-in capital.

If the Company reduces the valuation allowance in future periods, the following table summarizes the allocation of subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of October 31, 2007:

(In thousands)	Amount
Pre-emergence deferred tax assets which will reduce the carrying value of intangible assets	$2,716
Pre-emergence deferred tax assets which will be credited to additional paid-in capital	1,931
Post-emergence deferred tax assets which will be realized through a reduction in the provision for taxes in the consolidated statements of operations	2,339
Post-emergence deferred tax assets related to stock-based compensation which will be credited to additional paid-in capital	778
Total valuation allowance	$7,764

(10)                          Prior Year Misstatements under Staff Accounting Bulletin 108

                In fiscal 2007, the Company adopted the provisions of SAB No. 108 and recorded a one-time cumulative adjustment to accumulated deficit in the amount of $106,000, net of tax, to capitalize equipment that had previously been expensed from fiscal 2003 until the first quarter of fiscal 2007.  Under the provisions of SAB No. 108, a reporting entity must quantify and evaluate errors using a balance sheet approach and an income statement approach.  The capitalization issue was considered immaterial to our results of operations in any reporting period when using only the income statement approach that was historically applied to assess materiality.  Under the dual income statement and balance sheet approach, we determined that correcting the above misstatement would be material to our 2007 financial statements and recorded a cumulative effect adjustment to our October 31, 2007, consolidated balance sheet.

(11)                          401(k) Savings Plan

                Substantially all employees are eligible to participate in the 401(k) Savings Plan (“Savings Plan”).  Employees may make pre-tax voluntary contributions to their individual accounts up to a maximum of 50% of their aggregate compensation, but not more than currently allowable Internal Revenue Service limitations.  The Savings Plan permits matching and discretionary employer contributions.  The Company matches 25% of the first 4% of an employee’s annual compensation.  Company contributions to the Savings Plan were $85,000, $77,000 and $63,000 for the years ended October 31, 2007, 2006 and 2005, respectively.  Employee participants in the Savings Plan may allocate their account balances among 22 different funds available through the custodian.

(12)                          Reporting Comprehensive Income

The Company’s net income (loss) and comprehensive income (loss) are equivalent and therefore are not presented separately.

(13)                          Segment Reporting

The Company operates in a single industry segment, cardiorespiratory diagnostic products.  The Company sells its products into many countries throughout the world.  Net sales by geographic area are shown in the following table.

	Year Ended October 31,
(In thousands)	2007	2006	2005
Revenues from unaffiliated customers:
United States	$29,016	$23,647	$19,851
Foreign countries	9,564	10,004	3,923
	$38,580	$33,651	$23,774

During 2007, the Company opened a representative office in Milan, Italy.  At October 31, 2007, $44,000 of the Company’s $1.3 million of long-lived assets was located in Milan and the remainder is located at the Company’s facilities in the United States.

(14)                          Discontinued Operations and Related Litigation

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

                As a result of the settlement with Medmarc, the Company recorded a $171,000 gain, net of $103,000 for taxes, from discontinued operations for the year ended October 31, 2006.  The Company expects that the only expense for discontinued operations in the future will be the purchase of product liability insurance for as long as the Company believes it necessary to cover ICDs that remain implanted in patients.  The current policy for product liability insurance covering ICDs expires in July 2008.

The $229,000 loss from discontinued operations for the year ended October 31, 2005 primarily consisted of legal expenses and the purchase of liability insurance coverage for claims associated with the Company’s discontinued ICD products.

 (15)                       Royalty Commitments

In June of 1984, the Company entered into a Technology Transfer Agreement with a third party under which the Company obtained all rights to use concepts, ideas, designs and know-how related to a software expert system platform which interprets pulmonary function test data.  In return for this technology transfer, the Company agreed to pay $100 for each unit it sells that utilizes this technology.  The Company incurred $29,000, $35,000 and $28,000 in royalty expenses for the years ended October 31, 2007, 2006 and 2005, respectively, related to this commitment.

                In March 2000, the Company agreed to pay royalties to AeroSport, Inc. for net sales of products covered by AeroSport’s patented technology.  The royalties are to be 5% of net sales subject to a minimum royalty of $100,000 per calendar year until December 31, 2006.  The aggregate amount of royalties is limited to $850,000 with a minimum of $700,000.  The Company incurred royalty expenses of $17,000 for the year ended October 31, 2007 and $100,000 in royalty expenses for both of the years ended October 31, 2006 and 2005, related to this commitment.

                On September 10, 2003, the Company entered into a Technology License Agreement with a third party, under which the Company obtained a license related to the design and manufacture of talking heart rate monitors.  In return for the license, the Company made a nonrefundable payment of $100,000 and further agreed to pay royalties ranging from $4.00 to $10.00 for each unit sold.  The royalties for certain units are limited to the greater of $5.00 for each unit sold within three years or $50,000.  Royalties covering the remaining units are limited to $2,000,000, at which time the license will be deemed fully paid up.  The Company did not incur any royalty expenses for the years ended October 31, 2007, 2006 and 2005, related to this commitment.

(16)                          Litigation

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

Item 9A.  Controls and Procedures.

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

(b) Changes in Internal Controls.

There have been no significant changes in internal control over financial reporting that occurred during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Item 9B.  Other Information.

Compensation of Officers

At a special meeting held on January 23, 2008, the Board of Directors authorized payments under the 2007 Management Incentive Bonus Plan described in Item 11, Executive Compensation, of this Form 10-K.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We incorporate by reference the information contained under the captions “Proposal 1: Election of Directors”, “Corporate Governance and Board Matters — The Board, Board Committees and Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of shareholders to be held March 19, 2008.

Pursuant to General Instruction G(3) to the Annual Report on Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of the Company is included as a Special Item in Part I of this Annual Report on Form 10-K.

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

Item 11.  Executive Compensation.

We incorporate by reference the information contained under the captions “Corporate Governance and Board Matters — Compensation of Directors” and “Executive Compensation” in our definitive proxy statement for the annual meeting of shareholders to be held March 19, 2008.

Compensation of Officers.  At a special meeting of the Board of Directors on January 23, 2008, the Board of Directors authorized payments under the 2007 Management Incentive Bonus Plan (the “2007 Bonus Plan”).  The 2007 Bonus Plan provides for the payment of cash compensation to eligible employees, including the Company’s executive officers, upon achievement of predetermined objectives.  The 2007 Bonus Plan provided that bonuses would be earned for services during 2007 if the Company achieved specified levels of earnings before interest, taxes, depreciation and amortization and achieved specified levels of revenues from sales of the Company’s MedGraphics and New Leaf brand cardiorespiratory diagnostic products.  Mr. Young will receive a bonus payment of $180,461 and Mr. Johnson will receive a bonus payment of $51,341.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the annual meeting of shareholders to be held March 19, 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

We incorporate by reference the information contained under the caption “Corporate Governance and Board Matters — Director Independence” in our definitive proxy statement for the annual meeting of shareholders to be held in 2008.

Item 14.  Principal Accountant Fees and Services.

We incorporate by reference the information contained under the captions “Proposal 3: Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the annual meeting of shareholders to be held March 19, 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) 1.                      Financial Statements of Registrant

The following financial statements of Angeion Corporation and Subsidiaries are set forth in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of October 31, 2007 and 2006.

Consolidated Statements of Operations for the years ended October 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended October 31, 2007, 2006 and 2005.

Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2007, 2006 and 2005.

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

10.3                           Angeion Corporation 2007 Stock Incentive Plan, incorporated by reference from Exhibit A to the definite proxy statement dated July 10, 2007 for the special meeting of shareholders held August 22, 2007.

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

10.6                           *Employment agreement dated as of October 31, 2007 between Angeion Corporation and Rodney A. Young.

10.7                           *Change in control agreement dated as of October 31, 2007 between Angeion Corporation and Rodney A. Young.

22.1                           List of Subsidiaries.

23.1                           Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.                                 Certifications pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.                                 Certifications pursuant to 18 U.S.C. § 1350.

99.1                           Press release dated January 29, 2008 reporting Angeion Corporation results of operations for the three months and year ended October 31, 2007.

*                                         Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

January 29, 2008
	By	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Each of the undersigned hereby constitutes and appoints Rodney A. Young and Dale H. Johnson as the undersigned’s true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

President, Chief Executive Officer
/s/ Rodney A. Young	(Principal Executive Officer)	January 29, 2008
Rodney A. Young

/s/ Dale H. Johnson	Chief Financial Officer	January 29, 2008
Dale H. Johnson

/s/ Arnold A. Angeloni	Director	January 29, 2008
Arnold A. Angeloni

/s/ John R. Baudhuin	Director	January 29, 2008
John R. Baudhuin

/s/ K. James Ehlen, M.D.	Director	January 29, 2008
K. James Ehlen, M.D.

/s/ John C. Penn	Director	January 29, 2008
John C. Penn

/s/ Philip I. Smith	Director	January 29, 2008
Philip I. Smith

ANGEION CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts

Years Ended October 31, 2007, 2006 and 2005

(in thousands)

Description	Balance at Beginning of Year	Additions	Deletions	Balance at End of Year

Year ended October 31, 2007	$133	111	(159)	$85
Allowance for doubtful accounts

Year ended October 31, 2006
Allowance for doubtful accounts	210	0	(77)	133

Year ended October 31, 2005
Allowance for doubtful accounts	376	0	(166)	210