Form 10-K/A
period 2007-10-31
ANGEION CORP/MN
filed 2008-02-28
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended October 31, 2007.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number  001-13543

ANGEION CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1579150
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

350 Oak Grove Parkway, Saint Paul, Minnesota 55127-8599

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (651) 484-4874

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.10 Par Value	None

Name of Exchange on Which Registered:  NASDAQ Capital Market

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

Yes ☒                    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $52 million as of April 30, 2007, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $13.73 per share.  As of January 24, 2008, the Company had outstanding 4,089,803 shares of Common Stock, $0.10 par value.

Introductory Note:  This Amendment No. 1 is filed in order to add the information required by Part III of Form 10-K.  We have also included the certifications contemplated by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  In addition, we have now reported the aggregate value of common stock held by non-affiliates to reflect the value as of the last day of our second quarter.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by Item 10 as to the executive officers of the Company is included as a Special Item in Part I of the Annual Report on Form 10-K.

The following table sets forth certain information regarding the Company’s directors as of February 1, 2008:

Name of Director

Age

Principal Occupation

Director Since

Arnold A. Angeloni	65	Chief Executive Officer and President of Northcott Hospitality International	1990

John R. Baudhuin	45	President and Chief Executive Officer of Mad Dogg Athletics	2007

K. James Ehlen, M.D.	63	EPIEN Medical, Inc. Chief Executive Officer	2005

John C. Penn	68	Chairman of Intek Plastics, Inc.	2000

Paula R. Skjefte	49	President and Chief Executive Officer of Waterford Consulting, Inc.	2008

Philip I. Smith	40	Executive Vice President of Corporate Development for Vital Images, Inc.	2006

Rodney A. Young	53	President and Chief Executive Officer of the Company	2004

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

John R. Baudhuin is the founder, President and Chief Executive Officer of California-based Mad Dogg Athletics Inc., an international health and fitness company.  The company manufactures, distributes and develops fitness products and related educational programs through its offices in the United States, Italy, Switzerland and the Netherlands.  With over 150,000 certified instructors and 35,000 licensed facilities, the company’s SPINNING® brand has a presence in 80 countries worldwide.  Prior to founding MDA in 1994, Mr. Baudhuin worked as a Certified Public Accountant for Los Angeles-based Duitch, Franklin & Company, where he provided a variety of consulting and strategic planning services.  An active member of the Young Presidents Organization, Baudhuin received his Bachelor of Arts degree in Economics from the University of California, Santa Barbara and his MBA from Loyola Marymount University.

K. James Ehlen, M.D. serves as Chief Executive Officer of Minnesota-based EPIEN Medical a privately held medical device company whose primary mission is to develop innovative topical products that enhance the repair of damaged epithelial tissue.  Prior to joining EPIEN Medical in September 2007, Dr. Ehlen served as Chair of Halleland Health Consulting Group, a Minneapolis-based health consulting firm focusing on health and wellness, improving governance in health care organization, and assisting early stage organizations to move forward successfully and Chief Executive officer of New Ulm Design Medical Technology, a Minnesota based software company.  From February 2001 to February 2003, Dr. Ehlen served as Chief, Clinical Leadership for Humana Inc., a national managed care organization.  He was Executive Leader of the Health Care Practice for Halleland Health Consulting Group from May 2000 to February 2001 and was a self-employed health care consultant from June 1999 to May 2000.  Beginning in 1988, Dr. Ehlen served in a series of executive roles beginning with CEO of Allina Health System in 1994 and served through June 1999.  He is currently serving on the board of several organizations including RespirTech, Inc., Transoma Medical, and Health Fitness Corporation.  He is a long-standing member of the American College of Physician Executives.

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

Paula R Skjefte has served as President and Chief Executive Officer of Waterford Consulting, Inc., a strategic consulting firm for growing medical device companies since 2003.  Prior to founding Waterford Consulting, Ms. Skjefte served in a variety of executive positions at Medtronic, Inc. for 16 years, serving most recently as the Vice President of Consumer Business for Medtronic Physio-Control, and Vice President of Strategic and Product Planning, and Chair of the Product Planning Council for the Cardiac Rhythm Management Division.  Her prior roles at Medtronic include leadership of worldwide marketing, market development, business development; and participation in the Medtronic Foundation Board, Japan and European Operating Boards.  She is a frequent speaker on the topics of new product innovation and commercialization.  Ms. Skjefte holds a Masters in Business Administration from the University of Minnesota, and a Bachelors of Science in Nursing from the University of Wisconsin.

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

                Rodney A. Young has over 25 years in the medical device, manufacturing and pharmaceutical fields.  Mr. Young has served as a director, President and Chief Executive Officer of the Company since November 1, 2004.  Prior to joining Angeion Corporation as Executive Vice President in July 2004, Mr. Young had served as a consultant.  Prior to consulting, Mr. Young was a director, Chief Executive Officer and President of LecTec Corporation from August 1996 until July 2003 and Chairman of LecTec from November 1996 until July 2003.  Prior to his employment at LecTec, Mr. Young served at Baxter International, Inc. for five years in various management roles, most recently as Vice President and General Manager of the Specialized Distribution Division.  Mr. Young previously held a variety of sales and marketing positions at 3M Company and Upjohn.  Mr. Young also serves as a director of Possis Medical, Inc., Delta Dental Plan of Minnesota and Health Fitness Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance.

                To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended October 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

Audit Committee Matters

The Company has an Audit Committee consisting of Arnold A. Angeloni, John R. Baudhuin, K. James Ehlen, M.D. and John C. Penn.  Each of the members of the Audit Committee is independent as defined by the rules of the Nasdaq Stock Market and the SEC.  The Company’s Board of Directors has reviewed the education, experience and other qualifications of each of the members of its Audit Committee.  After review, the Board of Directors has determined that John C. Penn qualifies as an audit committee financial expert to meet the SEC definition of an “audit committee financial expert.”

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis describes our compensation objectives and policies as applied to the following “Named Executive Officers”:

Rodney A. Young, President and Chief Executive Officer

Dale H. Johnson, Chief Financial Officer

This section is intended to provide a framework within which to understand the actual compensation awarded to, earned or held by each Executive Officer during fiscal 2007, as reported in the compensation tables and accompanying narrative sections.  Mr. Johnson served as Chief Financial Officer during fiscal 2007 and retired on January 31, 2008.

Executive Compensation Philosophy and Objectives of Compensation Program

Our philosophy with respect to the compensation of Executive Officers is based upon the following principles established by the Compensation Committee:

Executive Compensation Policy

Executive talent and performance are critical to the success of the Company.  Executive compensation at Angeion Corporation is designed to provide a competitive compensation opportunity relative to similar medical instrument and device companies, in a manner aligned with business performance and shareholder returns.  The Company uses base salaries, an annual incentive plan and equity grants to accomplish these objectives, and performs regular benchmarking analyses against comparable companies to anchor its practices firmly in the competitive market.  The Company makes minimal use of perquisites in Executive Compensation.  When assessing the market competitiveness of our compensation programs, we review third-party surveys and publicly available data relating to a specific group of companies.  For our executive compensation comparisons, we consider the following group of medical device companies, each of which of had revenues of less than $100 million.

Company Name and Location

ABIOMED (MA)	Atricure (OH)	ATS Medical (MN)	Biolase(CA)
CardioDynamics (CA)	CardioTech International (MA)	CAS Medical Systems (CT)	Conceptus (CA)
Criticare Systems (WI)	Endocare (CA)	Kensey Nash (PA)	Lifecore BioMedical (MN)
Luminex Corp. (TX)	Medtox Scientific (MN)	NeuroMetrix (MA)	NMT Medical (MA)
Orthovita (PA)	Possis Medical (MN)	Retractable Technologies (TX)	Rochester Medical (MN)
Strategic Diagnostics (DE)	SurModics (MN)	Synovis (MN)	Tutogen Medical (NJ)

Base Salary

In 2007, Base pay was set on a conservative basis around the 25th percentile of comparable companies, with opportunities to reach industry median based primarily on individual experience and contributions, while taking into account the overall financial health of the Company.

Incentive Plan

In 2007, annual incentives were linked to achievement of key business objectives, primarily EBITDA and revenue.   Payouts are available under each Annual Incentive Plan objective when threshold performance goals, established by the Board, are met.  Upon achievement of all business objectives for a year, payouts are intended to be competitive in the industry.  Substantial overachievement against all goals established by the Board creates a payout opportunity around the upper quartile of comparable companies.

Equity Compensation

Different forms of equity are used to directly align executive compensation with overall shareholder returns while managing expense and dilution of common shareholders.  The Company’s equity compensation practices are designed to be around median in the industry over time, and provide significant compensation opportunities above the median only in conjunction with substantial shareholder returns on a sustained basis. The Company uses a mix of restricted stock and stock options to accomplish equity compensation objectives.

Disclosure

The Company is committed to fair and full public disclosure of all compensation matters for its executive officers and for all equity compensation plans.  The Company will not disclose any specific business goals related to its incentive plan that could be used by competitors.

All of our compensation programs are designed to attract and retain key employees, motivating them to achieve and rewarding them for superior performance.  Our programs are geared to short and longer-term performance with the goal of increasing shareholder value over the long term.  Executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. Because we believe the performance of every employee is important to our success, we are mindful of the effect of executive compensation and incentive programs on all of our employees.

We believe that the compensation of our executives should reflect their success as a management team, rather than individuals, in attaining key operating objectives, such as growth of sales, growth of operating earnings and earnings per share and growth or maintenance of market share and long-term competitive advantage, and ultimately, in attaining an increased market price for our stock.  We believe that the performance of the executives in managing our company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation.  We also believe that their compensation should not be based on the short-term performance of our stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long-term, reflect our operating performance, and ultimately, the management of the Company by our executives.  We seek to have the long-term performance of our stock reflected in executive compensation through our stock option and other equity incentive programs.

Overview of Compensation Process

Elements of In-Service Compensation and Relationship to Objectives

We also provide the Executive Officers and other member of management with other benefits available to our employees generally, such as health, life, dental and disability insurance and participation in a 401(k) Plan.

Determining Executive Compensation and Design of Compensation Programs

It has been the practice of our Compensation Committee to review at the beginning of the fiscal year, the elements of the executive officer’s total compensation and compare the compensation of the executive officers with the compensation of officers performing comparable functions in peer group comparison group.  Based upon this analysis, base salaries for our executive officers are reviewed set at the first regularly scheduled meeting of our Compensation Committee and then recommended to the Full Board.

In setting base salaries, our Chief Executive Officer makes compensation recommendations to the Compensation Committee with respect to the executive officers and other member of management who report to him.  These executive officers are not present at the time of these deliberations.  For fiscal year 2007, the Compensation Committee reviewed Mr. Young’s recommendations with respect to the salary compensation of the CFO and other members of management.

Consistent with its overall compensation philosophy, the Compensation Committee recommended and the Board approved adopted the 2007 Bonus Plan which is described below.  On May 28, 2007, the Compensation Committee of the Board of Directors of Angeion Corporation approved the 2007 Management Incentive Bonus Plan (the “2007 Bonus Plan”).  The 2007 Bonus Plan provided for the payment of cash compensation to eligible employees, including the Company’s executive officers, upon achievement of predetermined objectives.  The 2007 Bonus Plan was similar to bonus plans operated by the Company in past years and provided that bonuses would be earned during 2007 if Angeion achieved specified levels of

                (i) earnings before interest, taxes, depreciation and amortization (50% weighting),

                (ii) revenues from sales of MedGraphics cardiorespiratory diagnostic products, (30%weighting); and

                (iii) revenues from sales of New Leaf brand health and fitness products (20%weighting).

The Compensation Committee believes that these three criteria were appropriate for the following reasons.  First, earnings before interest, taxes, depreciation and amortization has traditionally been used by the Company internally as a key measure of success, in part because the Company traditionally had relatively high depreciation and amortization expense as result of the its 2002 emergence from Chapter 11 bankruptcy and the Compensation Committee felt this was a better measurement than “net income before taxes” or a similar provision.  The other two factors were designed to reward management and employees for achievement of levels of revenue in the Company’s two product Brand names.

Under the 2007 Bonus Plan, Mr. Rodney A. Young, the Company’s Chief Executive Officer, was eligible for a bonus ranging from 22.5% of base salary if the threshold level is met in each of the three areas to 100.0% of base salary if the maximum level was met in each of the three areas.  The Company’s Chief Financial Officer, Dale H. Johnson, was eligible for a bonus ranging from 17.5% of base salary if the threshold is met in each of the three areas to 50.0% of base salary if the maximum level is met in each of the three areas.  On January 23, 2008, the Board of Directors authorized payments under the 2007 Management Incentive Bonus Plan (the “2007 Bonus Plan”).  Mr. Young received a bonus payment of $180,461 and Mr. Johnson received a bonus payment of $51,341.

Angeion has not yet finalized the metrics for its 2008 Bonus Plan.

Use of Compensation Consultant

Under the Compensation Committee’s charter, the Committee has the authority to retain, at the Company’s expense, independent counsel or other advisers as it deems necessary to carry out its responsibilities.  In fiscal year 2007, the Committee retained Launch Venture Services to advise it on compiling a list of comparable companies, setting the salary of the CEO, CFO and other members of management, determining the appropriate level of cash and equity compensation for non-employee member of the board of directors, determining the appropriate level of equity compensation for the CEO, CFO and others member of the board of directors.

Accounting and Tax Considerations

We have structured our compensation program to comply with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and these benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the Executive Officer is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. We have no individuals with non-performance based compensation paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.

Equity Granting Process

Stock awards to our executive officers and other key salaried employees are typically granted annually in conjunction with the review of the individual performance of our executive officers.  This review generally takes place at the regularly scheduled meeting of the Compensation Committee, which is held in conjunction with the regular quarterly meeting of our Board of Directors in February.  Stock options are also granted in connection with the appointment of new executive officers, with the option grant effective as of the first day of employment.  These regular and new-hire grants of stock options are approved in advance by the Compensation Committee or the board of directors. The Compensation Committee’s policy is to grant all equity awards under shareholder approved equity compensation plans, such as our 2007 Stock Incentive Plan.

During fiscal 2007, Angeion was unable to grant any stock options to employees became there were less than 10,000 shares available until August 2007, when the shareholders approved the 2007 Angeion Stock Incentive Plan. On the date of this meeting, the Company granted options to purchase a total of 9,200 shares under the prior 2002 Plan.  In addition, on October 31, 2007, the Compensation Committee granted to management and other employees 167,970 options to purchase the Company’s common stock at an exercise price of $7.86 per share.

Rodney A. Young Employment Agreement and Change In Control Agreement

In the first quarter of 2007, the Company increased Mr. Young’s salary to $302,500.  On October 31, 2007, the Company entered into a new Employment Agreement and Change in Control Agreement with Mr Young. Under the Amended Employment Agreement, Mr. Young receives an annual salary of $303,000 and is entitled to earn an annual cash bonus ranging from 22.5% to 100% of his annual salary, based upon achievement of certain objectives in a bonus plan established by the Board of Directors.   Mr. Young’s Employment Agreement may be terminated upon 60 days written notice by either party, upon notice by the Company of termination “for cause” or upon the event of Mr. Young’s death or disability.   The Agreement also contains a non-compete provision for one year after the termination of Mr. Young’s employment.   The amended Employment Agreement also provides that in the event that Mr. Young’s employment is terminated without cause, other than in a change-in-control situation, Mr. Young would be entitled to a lump sum payment of one-year base salary, plus an annual incentive bonus for that fiscal year at target performance on a pro rata basis, if and when other senior management of the Company are paid a bonus based on achievement of goals at or above target for that year, or if the termination occurs in the second half of the fiscal year and if other senior executives receive a bonus for over-target performance for the fiscal year, then Mr. Young would receive a pro rata portion of the comparable CEO-level bonus specified for over-target performance for the fiscal year.

The Company and Mr. Young also entered into a new Change-in-Control Agreement dated as of October 31, 2007.   Under this agreement, if Mr. Young’s employment is terminated during a period of twenty-four months following a Change-in-Control of the Company (i) by the Company other than for Cause or death, or (ii) by Mr. Young for Good Reason (as these terms are defined in the Agreements), then he will be entitled to a lump-sum payment equal to two times his base salary plus a one year bonus at target.  In addition to these amounts, Mr. Young would be entitled to a fee for out-placement services in an amount equal to ten percent of his salary or $30,250 and the Company would continue to pay its portion of his health insurance as if he were still employed.  Had this termination without cause occurred at October 31, 2007, the amount payable to Mr. Young pursuant to his Change-in-Control Agreement would be approximately $774,000.

Potential Payments under Rodney A. Young Employment Agreement and Change in Control Agreement:

	Termination Without Cause or Resignation For Good Reason Prior to a Change in Control	Termination Without Cause or Resignation For Good Reason Within 24 Months of a Change in Control
Salary Continuation/Severance Payments	$302,500	$774,000
Bonus	—	—
Accelerated Vesting of Stock Options	None	None

Members of the Compensation Committee:

Arnold A. Angeloni	K. James Ehlen, M.D. (Chair)	John C. Penn	Philip Smith

Summary of Cash and Certain Other Compensation

The following table shows information concerning compensation earned for services in all capacities during the fiscal year for (i) Rodney A. Young, our President and Chief Executive Officer and (ii) Dale H. Johnson, our Chief Financial Officer (together referred to as our “Named Executive Officers”) for the fiscal year ended October 31, 2007.  There were no other executive officers of our Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	Nonqualified Deferred Compensation Earnings($) (6)	All Other Compensation ($) (7)	Total ($)
Rodney A. Young, President and Chief Executive Officer	2007	302,500		—	206	180,461	—	33,622	516,789

Dale H. Johnson, Chief Financial Officer	2007	157,661		—	62	51,341	—	30,583	239,647

(1)          The amounts in this column reflect the dollar value of base salary paid during the fiscal year.

(2)          The amounts in this column reflect the dollar value of bonus earned during the fiscal year.

(3)          There were no stock awards made during the fiscal year.

(4)          FAS 123R became effective for the Company on November 1, 2007.  This amount represents the stock-based compensation expense recognized in fiscal 2007 in accordance with FAS 123R.

(5)          Represents payments under the 2007 Bonus Plan.

(6)          The Company does not have a Nonqualified Deferred Compensation Plan.

(7)          Amounts shown include all other compensation received by the named executive officer that is not reported elsewhere.  This includes the following:  For Mr. Young, executive physical for $13,838, health and dental for $8,943, an automobile allowance of $7,200 and $3,642 for the Company match to the 401(k) Savings Plan; and, for Mr. Johnson, executive physical for $19,063, health and dental for $9,570 and $1,449 for the Company match to the 401(k) Savings Plan.

Grants of Plan-Based Awards

During the fiscal year ended October 31, 2007, the Named Executive Officers did not receive any awards under any non-equity incentive plan as defined by the SEC.  The following table sets forth certain information concerning stock option awards granted under the Angeion 2007 Stock Incentive Plan to the Named Executive Officers at October 31, 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/sh)	Closing Price of Stock on Grant Date	Grant Date Fair Value of Option Awards ($) (2)
Mr. Young	3/28/07	$68,063	$128,563	$302,500
	10/31/07				40,000	$7.86	$7.86	$225,600

Mr. Johnson	3/28/07	$9,904	$39,415	$78,831
	10/31/07				12,000	$7.86	$7.86	$67,680

(1)          The number of shares of Angeion common stock underlying stock option granted pursuant to the Angeion 2007 Stock Incentive Plan.

(2)          The fair value of each option award, calculated based on the Black-Scholes model as of the applicable grant date in accordance with FAS 123R.

(3)          Represents bonuses that may have been earned by the Named Executive Officers under our 2007 Bonus Plan. For the actual bonus amounts earned and paid under the 2007 Incentive Plan, please see the Summary Compensation Table column entitled “Non-Equity Incentive Plan Compensation.” For explanation of the 2007 Bonus Plan, refer to the description above under headings of Compensation Discussion and Analysis entitled “Determining Executive Compensation and Design of Compensation Programs” in this Form 10-K/A.

Outstanding Equity Awards as of October 31, 2007

The following table sets forth certain information concerning stock option awards outstanding to the Named Executive Officers at October 31, 2007

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Optio Expiration Date
Mr. Young	24,000	—	—	6.23	10/6/2013
	33,000	—	—	7.79	10/6/2013
	35,000	—	—	2.53	9/14/2015
	12,000	—	—	5.08	5/25/2016
	—	40,000	—	7.86	10/30/2014

Mr. Johnson	3,000	—	—	2.00	10/6/2013
	8,000	—	—	6.23	10/6/2013
	12,300	—	—	7.79	10/6/2013
	10,000	—	—	2.53	9/14/2015
	4,500	—	—	5.08	5/25/2016
	—	12,000	—	7.86	10/30/2014

The first two columns represent the total number of securities underlying unexercised options, both exercisable and unexercisable, that were outstanding as of October 31, 2007.

Mr. Young’s and Mr. Johnson’s unvested options vest as follows: one third on 10/31/2008, one third on 10/31/2009 and one third on 10/31/2010.

There were no stock awards granted as of October 31, 2007.

Option Exercises

The following table sets forth certain information concerning options exercised during fiscal 2007 for the Named Executive Officers.  Other than stock options, the Named Executive Officers held no other equity compensation awards outstanding during fiscal year 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Young	39,000	$446,584	—	—

Mr. Johnson	4,500	$50,795	—	—

(1)          Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.

Director Compensation

The following table sets forth certain information regarding the compensation the Company paid to its non-employee directors during the fiscal year ended October 31, 2007.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($) (5)	All Other Compensation ($) (6)	Total ($)
Mr. Angeloni	35,500	—	4,492	—	—	—	39,992
Mr. Baudhuin (7)	14,000	—	10,926	—	—	—	24,926
Dr. Ehlen	32,750	—	4,492	—	—	—	37,242
Mr. Penn	29,750	—	4,492	—	—	—	34,242
Mr. Smith (7)	26,500	—	21,892	—	—	—	48,392

(1)          Each non-employee director receives an annual retainer of $12,000 ($3,000 per quarter) and a meeting fee of $1,000 for each board meeting attended and $500 for each committee meeting attended.  Committee chairs are paid annual retainers as follows: Board chair, $6,000; Audit Committee chair, $4,500 and all other committee chairs, $2,500.

(2)          There were no stock awards made during the fiscal year.

(3)          FAS 123R became effective for the Company on November 1, 2007.  The option awards dollar amount refers to what is recognized by the Company as stock-based compensation expense for the fiscal year in accordance with FAS 123R.

(4)          The Company does not provide non-equity incentive plans for non-employee directors.

(5)          The Company does not provide nonqualified deferred compensation plans or a pension plan for non-employee directors.

(6)          No other compensation was paid to directors that are not reported elsewhere in this Form 10-K/A.

(7)          Mssrs. Baudhuin and Smith were elected to the board of directors on March 1, 2007 and December 12, 2006, respectively.

Under the terms of the 2007 Stock Incentive Plan, Stock options were granted to our non-employee directors as follows:  In connection with the approval of the 2007 Plan on August 22, 2007, Philip I. Smith and John Baudhuin, the two non-employee directors that were first elected to the Board in fiscal 2007, were each granted a seven-year option for 10,000 shares at a price of $6.60 per share, vesting one-third on each of the first, second, and third anniversary dates that the director began serving as a director.  The first third will vest on November 1, 2007 in the case of Mr. Smith, and on March 1, 2008, in the case of Mr. Baudhuin.

In addition, on August 22, 2007, each of the five non-employee directors of the Company, Arnold A. Angeloni, John R. Baudhuin, K. James Ehlen, M.D., John C. Penn, and Philip I. Smith, was granted a seven-year stock option for 10,000 shares at a price of $6.60 per share.  These options vest one-third on each of May 23, 2008, May 23, 2009, and May 23, 2010.  All option expire one year from the date

The Compensation Committee of the Board of Directors establishes the compensation for executive officers of the Company and acts on other matters relating to their compensation as it deems appropriate and typically meets one to four times per year.  During fiscal 2007, the Compensation Committee consisted of four non-employee directors and held eight meetings.  In addition, the Board of Directors held one special Board meeting for the purpose of addressing executive compensation matters.  The members of the Compensation Committee during fiscal 2007 were Messrs. Angeloni, Ehlen (Chair), Smith and Penn.  The Compensation Committee also administers, with respect to all eligible recipients, the Company’s 2002 Stock Option Plan and 2007 Stock Incentive Plan and determines the participants in the Plan and the amount, timing and other terms and conditions of awards under the Plan.

REPORT OF THE COMPENSATION COMMITTEE

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the 1934 Securities Exchange Act, as amended, except to the extent that we specifically incorporate it by reference in such filing.

The Compensation Committee has reviewed and discussed the section of this proxy statement entitled Compensation Discussion and Analysis (the “CD&A”) for the year ended October 31, 2007 with management.  In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board that the CD&A be included in the Form 10-K/A for filing with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth information regarding the beneficial ownership of the common stock as of February 1, 2008 by (i) each Named Executive Officer and directors of the Company; and (ii) all directors and current executive officers of the Company as a group.   Shares covered by stock option are included in the table below only to the extent that these options were exercisable by December 30, 2007.

Shareholder	Shares Directly Owned	Options Exercisable within 60 days	Number of Shares	Percent of Class
Renaissance Technologies LLC	295,400	—	295,400	7.2%
James H. Simons 800 3rd Ave. New York, NY 10022
Norman H. and Sandra F. Pessin 366 Madison Avenue -14th floor New York, New York 10017	206,600	—	206,600	5.1%
Rodney A. Young	11,402	104,000	115,402	2.8%
Arnold A Angeloni	3,817	39,000	42,817	1.0%
Dale H. Johnson	—	37,800	37,800	0.9%
John C. Penn	3,105	29,000	32,105	0.8%
K. James Ehlen, M.D.	—	19,000	19,000	0.5%
John R. Baudhuin	600	—	600	0.0%
Philip I. Smith	—	—	—	0.0%
All directors and current executive officers as a group	18,924	228,800	247,724	5.7%

Securities Authorized for Issuance under Equity Compensation Plans.

                The information required by this Item was disclosed in Item 5 of the Form 10-K filing under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities —Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions.

Not Applicable.

Director Independence

The Board of Directors has reviewed director independence guidelines in a manner consistent with the definitions of “independence” set forth in SEC Rule 10A-3 under the Securities Exchange Act of 1934 and the rules of the Nasdaq Stock Market.  In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each director and director nominee and has determined that Messrs. Angeloni, Baudhuin, Ehlen, Penn and Smith are each “independent” under SEC Rule 10A-3 and an “independent director” under the rules of the Nasdaq Stock Market.

Item 14.  Principal Accountant Fees and Services.

Independent Accountants

KPMG LLP has served as independent registered public accounting firm for the Company for a number of years, including the years ended October 31, 2007 and 2006.  KPMG LLP has provided to the Audit Committee the written disclosures regarding its independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.”

Audit Fees

                The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s consolidated financial statements for the years ended October 31, 2007 and 2006, and fees billed for other services rendered by KPMG LLP:

	Year Ended October 31, 2007	Year Ended October 31, 2006
Audit fees	$254,000	$144,000
All other fees		5,500
	$254,000	$149,500

The Audit fees consisted of fees for the annual audit of the Company’s consolidated financial statements, reviews of financial statements included in quarterly reports on Form 10-QSB.  The $254,000 in fees paid or payable to KPMG during fiscal 2007 consisted of fees of (i) $162,000 for the 2007audit; (ii) $70,000 related to the 2006 Angeion restatement of its financial statements and (iii) $22,000 related to 2006 audit overruns.

                The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis.  In connection with the approval of the annual Audit Services and related fees, the Audit Committee also pre-approves certain Audit-Related fees relating to the independent auditor responding to and researching technical accounting questions and other matters related to the financial statements under audit.  All of the services provided by the independent auditor during 2007 and 2006 have been approved by the Audit Committee under its pre-approval process.  The Audit Committee has considered whether the provision of “All Other Fees” in 2006 was compatible with maintaining the independence of KPMG LLP and determined that such services did not adversely affect the independence of KPMG LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

February 28, 2008

By	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer

                        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Rodney A. Young	President, Chief Executive Officer	February 28, 2008
Rodney A. Young	(Principal Executive Officer)

/s/ Brian Smrdel	Controller	February 28, 2008
Brian Smrdel	(Principal Accounting Officer)

/s/ Arnold A. Angeloni	Director	February 28, 2008
Arnold A. Angeloni

/s/ John R. Baudhuin	Director	February 28, 2008
John R. Baudhuin

/s/ K. James Ehlen, M.D.*	Director	February 28, 2008
K. James Ehlen, M.D.

/s/ John C. Penn	Director	February 28, 2008
John C. Penn

/s/ Paula R. Skjefte	Director	February 28, 2008
Paula R. Skjefte

/s/ Philip I. Smith	Director	February 28, 2008
Philip I. Smith

* Signed Pursuant to Power of Attorney filed with Initial Form 10-K.