Form 10-Q
period 2008-01-31
ANGEION CORP/MN
filed 2008-03-17
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended January 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to .

Commission File Number  001-13543

ANGEION CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1579150
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of March 10, 2008, the Company had outstanding 4,089,803 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2008 and October 31, 2007

(unaudited, in thousands except share and per share data)

	January 31,	October 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$6,471	$6,908
Accounts receivable, net of allowance for doubtful accounts of $77 and $85, respectively	6,252	7,950
Inventories	5,745	5,310
Prepaid expenses and other current assets	261	347
Total current assets	18,729	20,515

Property and equipment, net of accumulated depreciation of $2,577 and $2,453, respectively	1,286	1,302
Intangible assets, net	2,534	2,716
Total Assets	$22,549	$24,533

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,293	$1,858
Employee compensation	1,350	2,041
Deferred income	1,727	1,839
Warranty reserve	206	253
Other current liabilities and accrued expenses	374	370
Total current liabilities	4,950	6,361

Long-term liabilities:
Long-term deferred income	723	743
Total Liabilities	5,673	7,104

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding, 4,089,803 shares in 2008 and 4,088,445 shares in 2007	409	409
Additional paid-in capital	20,545	20,423
Accumulated deficit	(4,078)	(3,403)
Total shareholders’ equity	16,876	17,429
Total Liabilities and Shareholders’ Equity	$22,549	$24,533

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended
	January 31,
	2008	2007
Revenues:
Equipment and supply sales	$6,632	$9,888
Service revenue	877	731
	7,509	10,619
Cost of goods sold:
Cost of equipment and supplies	3,615	5,220
Cost of service revenue	116	112
	3,731	5,332

Gross margin	3,778	5,287

Operating expenses:
Selling and marketing	2,371	2,475
General and administrative	1,318	1,160
Research and development	618	675
Amortization of intangibles	182	195
	4,489	4,505

Operating income (loss)	(711)	782
Interest income	63	36

Income (loss) before income taxes	(648)	818
Provision for income taxes	27	329

Net income (loss)	$(675)	$489

Earnings (loss) per share - basic:
Net income (loss) per share	$(0.17)	$0.13

Earnings (loss) per share - diluted:
Net income (loss) per share	$(0.17)	$0.12

Weighted average common shares outstanding:
Basic	4,089	3,838
Diluted	4,089	4,249

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	January 31,
	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$(675)	$489
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	306	276
Stock-based compensation	111	3
Tax benefit from stock options exercised	—	(117)
Deferred income taxes	—	157
Changes in operating assets and liabilities:
Accounts receivable	1,698	(793)
Inventories	(435)	408
Prepaid expenses and other current assets	86	4
Accounts payable	(565)	(44)
Employee compensation	(691)	(492)
Deferred income	(132)	(290)
Warranty reserve	(47)	30
Other current liabilities and accrued expenses	4	264
Net cash used in operating activities	(340)	(105)

Cash Flows From Investing Activities:
Purchase of property and equipment	(108)	(5)
Net cash used in investing activities	(108)	(5)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan	11	18
Proceeds from the exercise of stock options	—	377
Proceeds from the exercise of warrants	—	200
Tax benefit from stock options exercised	—	117
Net cash provided by financing activities	11	712

Net increase (decrease) in cash and cash equivalents	(437)	602

Cash and cash equivalents at beginning of period	6,908	4,069

Cash and cash equivalents at end of period	$6,471	$4,671
Supplemental disclosure of non-cash investing activities:

During the three months ended January 31, 2007, the Company decreased intangible assets $157,000 with an offsetting decrease to the deferred tax valuation allowance of $157,000 for the usage of pre-emergence bankruptcy net operating loss carry forwards.

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.           Basis of Presentation and Description of Business

Angeion Corporation (the “Company”) through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names. These cardiorespiratory diagnostic systems have a wide range of applications in healthcare, wellness and health and fitness.

The consolidated balance sheet as of January 31, 2008, the consolidated statements of operations and cash flows for the three months ended January 31, 2008 and 2007, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2007 was derived from the audited consolidated financial statements as of that date. Operating results for the three months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-K for the year ended October 31, 2007.

Comprehensive income (loss) is a measure of all non-owner changes in shareholders’ equity and includes items such as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. For the three months ended January 31, 2008 and 2007, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. In accordance with paragraph 4 of the Emerging Issues Task Force abstract 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 to service contract revenue. Deferred income associated with service contracts and supplies was $2,016,000 and $2,120,000 at January 31, 2008 and October 31, 2007, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed. The amount of deferred installation and training revenue was $329,000 and $365,000 at January 31, 2008 and October 31, 2007, respectively.

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

The Company has one customer that accounted for 23.8% of revenues for the three months ended January 31, 2007.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $105,000 and $97,000 as of January 31, 2008 and October 31, 2007, respectively, are included in deferred income on the consolidated balance sheets. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

3.           New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective November 1, 2007, as required. The adoption of FIN 48 did not have a material effect on the Company’s financial statements.

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

In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions , and FSP FAS 157-2, Effective Date of FASB Statement No. 157 . FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See SFAS No. 157 discussion above.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial statements.

4.           Share-Based Compensation and Stock Options

Effective November 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Under the fair value recognition provisions of SFAS No. 123R, the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of adopting SFAS No. 123R, under which prior periods are not retroactively restated. The provisions of SFAS No. 123R apply to awards granted, modified or cancelled after the November 1, 2006 effective date. There were no non-vested awards outstanding on the effective date for SFAS No. 123R. Total share-based compensation expense included in the Company’s statement of operations for the three months ended January 31, 2008 and 2007 was $111,000 and $3,000, respectively.

Stock Options

Under the Angeion Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of January 31, 2008, options for 800,000 shares had been granted, 426,850 shares had been issued upon exercise of options and options to purchase 373,150 shares remained outstanding. In connection with our adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the Angeion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance upon exercise of stock options under the 2007 Plan. As of January 31, 2008, options for 227,970 shares were outstanding and 10,030 shares were available for future grant.

The 2007 Plan and 2002 Plan both provide that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than the fair market value of the stock at date of grant. Under the 2007 Plan, all options expire no later than seven years from the grant date while under the 2002 Plan, all options expire no later than ten years from the grant date. Options under both plans are subject to various vesting schedules.

	For the quarter ended
	January 31, 2008		January 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	611,120	$6.12	624,187	$5.03
Granted	2,000	7.81	1,536	11.62
Exercised	—	—	(54,787)	7.21
Expired or cancelled	(12,000)	7.86	—	—
Outstanding at end of period	601,120	$6.09	570,936	$4.84

The following table summarizes information concerning stock options outstanding as of January 31, 2008:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Subject to Exercise
$2.00	11,650	5.68	$2.00	11,650
2.53	97,000	7.62	2.53	97,000
5.08	84,000	8.32	5.08	84,000
6.23	84,500	6.05	6.23	84,500
6.60	79,200	6.56	6.60	—
7.79	86,800	5.68	7.79	86,800
7.81	2,000	6.76	7.81	—
7.86	155,970	6.75	7.86	—

Total	601,120	6.66	$6.09	363,950

The total intrinsic value of options exercised during the three months ended January 31, 2008 was $0. The total intrinsic value of options outstanding and exercisable at January 31, 2008 was $1,044,000, which was calculated using the closing stock price as of January 31, 2008 less the option price of in-the-money options. The Company issues new shares when stock options are exercised. There was no cash received from the exercise of stock options or related tax benefits recognized for the quarter ended January 31, 2008. Unrecognized compensation expense related to outstanding stock options as of January

31, 2008 was $1,180,000 and is expected to be recognized over a weighted average period of 2.63 years and will be adjusted for any future changes in estimated forfeitures.

The following table presents the statement of operations classification of pre-tax share-based compensation expense recognized for the three months ended January 31, 2008:

	Three months ended January 31,
(In thousands)	2008	2007
Cost of goods sold	$31	$—
Selling and marketing	6	2
General and administrative	68	1
Research and development	6	—
Share-based compensation expense	$111	$3

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

Employee Stock Purchase Plan

The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Company increased the price at which common stock may be purchased to 95% of the market value effective January 1, 2007. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2007, employees purchased 1,348 shares at a price of $7.81 per share. As of January 31, 2008, the Company has withheld approximately $1,755 from employees participating in the phase that began on January 1, 2008. At January 31, 2008, approximately 69,085 shares of common stock were available for future purchase under the Stock Plan.

5.                                   Inventories

Inventories consisted of the following at January 31, 2008 and October 31, 2007:

(In thousands)	2008	2007
Raw materials	$2,631	$2,380
Work-in-Process	410	177
Finished goods	2,704	2,753
	$5,745	$5,310

6.                                      Intangible Assets and Goodwill

Intangible assets consisted of the following at January 31, 2008 and October 31, 2007:

(In thousands)	2008	2007
Intangible assets:
Developed technology	$6,663	$6,663
Amortization	(4,129)	(3,947)
	$2,534	$2,716

The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years. Amortization expense was $182,000 and $195,000 for the quarters ended January 31, 2008 and 2007, respectively. If the Company continues to utilize pre-emergence bankruptcy net operating loss carry forwards, the Company will further reduce the carrying cost of its developed technology until the net carrying cost of these assets is zero. To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced. Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of January 31, 2008, which does not reflect the possible reduction discussed above, is as follows:

(In thousands)	Amortization
Nine months ending October 31, 2008	$545
2009	727
2010	421
2011	420
2012	421
$2,534

The Company did not realize any pre-bankruptcy benefits for the quarter ended January 31, 2008, therefore, there were no changes in the cost of intangible assets from October 31, 2007.

For the quarter ended January 31, 2007, the following activity occurred:

(In thousands)	Goodwill	Trade Name	Developed Technology
Balance at October 31, 2006	$—	$81	$6,900
Reduction in balance due to utilization of pre-emergence bankruptcy deferred tax assets	—	(81)	(76)

Balance at January 31, 2007	$—	$—	$6,824

7.                                      Warranty Reserve

Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment. Warranty provisions and claims for the three months ended January 31, 2008 and 2007 were as follows:

(In thousands)	2008	2007
Balance, beginning of period	$253	$335
Warranty provisions	68	176
Warranty claims	(115)	(146)
Balance, end of period	$206	$365

8.                                      Net Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period. Diluted income (loss) per share is computed similarly to basic income (loss) per share except that in computing income per share the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options or warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.

The Company had 150,174 warrants outstanding at January 31, 2007 to purchase shares of its common stock. There were no warrants that remained outstanding at January 31, 2008 as all unexercised warrants expired by their terms on October 31, 2007. The Company also had options outstanding at January 31, 2008 and 2007 to purchase 601,120 and 570,936 shares, respectively, of its common stock. As a result of the net loss in first quarter 2008, the outstanding stock options were considered antidilutive and, therefore, were excluded from diluted earnings per share.

Shares used in the income (loss) per share computations for the three months ended January 31, 2008 and 2007 are as follows:

	Three months ended January 31,
(In thousands)	2008	2007
Weighted average common shares outstanding - basic	4,089	3,838

Dilutive effect of stock options and warrants	—	411
Weighted average common shares outstanding - diluted	4,089	4,249

9.           Income Taxes

The Company has recorded a provision for taxes from continuing operations of $27,000 and $329,000 for the three months ended January 31, 2008 and 2007, respectively.  The Company has not recognized the tax benefit generated by the year-to-date loss in light of the uncertainty surrounding the Company’s level of profitability for the balance of fiscal 2008 given, among other things, the lower expectations of clinical research revenue and the timing and success of new product introductions.  For the quarter ended January 31, 2007, the provision for taxes was calculated and presented in the statement of operations as if the Company’s earnings were fully taxable.  The amount of income taxes payable, if any, is determined after utilizing the Company’s NOLs, including its pre-emergence bankruptcy NOLs.  Under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the tax benefit for the utilization of these pre-emergence bankruptcy NOL carry forwards must be recognized as a reduction of intangibles rather than a reduction of the provision for taxes in the statement of earnings.

The Company adopted the provisions of FIN 48 on November 1, 2007.  There was no additional reserve for uncertain tax positions recognized as a result of adoption of FIN 48.  During the quarter ended January 31, 2008, the Company recognized $27,000 of income tax expense related to the increase in reserves for uncertain tax positions.  The total reserve as of January 31, 2008 was $27,000.  The entire amount of the reserve related to uncertainties regarding income tax nexus with various states in which the Company operates.  Included in the reserve is $8,000 of estimated interest and penalties.  The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

Estimated interest and penalties related to potential underpayment of income taxes are classified as a component of tax expense in the consolidated statement of operations.  The Company does expect that the amount of reserves for uncertain tax positions may change significantly in the next twelve months.  The Company does not anticipate that the total reserve for uncertain tax positions will significantly change due to the settlement of audits and the expiration of statutes of limitations within the next twelve months.

The Company files a consolidated federal income tax return in the United States Federal jurisdiction and files various combined and separate tax returns in several state and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to November 1, 2004.  There is no statute of limitations for assessments related to jurisdictions where the Company may have nexus but has chosen not to file an income tax return.

The Company had a federal net operating loss carry forward at October 31, 2007 of approximately $20.9 million.  This amount is the remaining utilizable carry forward following the application of a limit due to an ownership change under Internal Revenue Code Section 382 that occurred during the fourth quarter of fiscal year 2006.  This carry forward is available to offset a portion of taxes payable in future years.  If not used, this carry forward will expire in the years 2009 through 2025.  Approximately $7.6 million of this carry forward will expire, if unused, during the next five years ending October 31, 2012.  The Company also has $115,000 of alternative minimum tax credit carry forwards that do not have expiration dates.  Even though the Company has substantial federal net operating loss carry forwards, any income may still be subject to U.S. and State alternative minimum taxes.

The Company has recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future.  Although this determination was made in a prior fiscal year, it is still applicable as of January 31, 2008, and the Company will continue to assess the need for a full valuation allowance in future quarters. Under SOP

 90-7, a substantial portion of any future reversal of the valuation allowance will first reduce any intangible assets and then be credited directly to additional paid-in capital.  After the exhaustion of pre- emergence bankruptcy NOLs, approximately $2.3 million of the valuation allowance is related to post-bankruptcy NOLs and would be available to reduce the provision for taxes in the statement of operations and, thereafter, $778,000 related to excess stock option tax deductions would be recognized as additional paid-in capital when realized in the Company’s income tax return.

10.         Litigation

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

11.         Severance Costs

On January 31, 2008, the Company implemented a Reduction-In-Force (RIF) that terminated the employment of eight employees to allow better management of operating expenses.  On the same date, the Company’s Chief Financial Officer, Dale H. Johnson, retired.  As a result of these actions, the Company accrued a total of $194,000 in severance costs for the quarter ended January 31, 2008.

In connection with his retirement, the Company agreed to continue Mr. Johnson’s salary through October 31, 2008, a total of $112,000, agreed to pay Mr. Johnson an outplacement assistance payment of $26,000, and agreed to pay the employer’s portion on Mr. Johnson’s medical benefits, estimated at a total of $9,500, until the earlier of (i) January 31, 2009 or (ii) the date Mr. Johnson becomes eligible for medical benefits through another employer or entity.  For the eight employees terminated as a result of the RIF, the Company accrued a total of $46,000 of severance and medical benefits in the quarter ended January 31, 2008.

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

The Company has developed and had planned to launch a new generation cardiorespiratory system in its hospital and physician office product line at the end of the fourth quarter of fiscal 2007.  This new system, the first significant introduction since 1998, has several new features and technological advancements, and will enable Angeion to achieve new manufacturing synergies.  Angeion delayed the product launch until the second or early third quarter of fiscal 2008 while it fine-tunes the technical performance and finalizes regulatory certifications related to this system. This delay resulted in a reduction of anticipated orders by customers waiting for the introduction of the new generation system.

Results of Operations

The following table contains selected information from the Company’s consolidated statements of operations, expressed as a percentage of revenues:

	Three months ended
	January 31,
	2008	2007

Revenues	100.0%	100.0%
Cost of goods sold	49.7	50.2
Gross margin	50.3	49.8

Selling and marketing expenses	31.6	23.3
General and administrative expenses	17.6	10.9
Research and development expenses	8.2	6.4
Amortization of intangibles	2.4	1.8
Total operating expenses	59.8	42.4
Operating income (loss)	(9.5)	7.4
Interest income	0.9	0.3
Provision for taxes	0.4	3.1
Net income (loss)	(9.0)%	4.6%

Total revenue for the first quarter of 2008 was $7.5 million, a decrease of 29.3% from $10.6 million in 2007.  Operating expenses for the first quarter of 2008 were $4.5 million, a decrease of 0.4% from 2007.  Net loss for the three months ended January 31, 2008 was $675,000, or $0.17 per share, compared to net income of $489,000, or $0.12 per diluted share, for the same period in 2007.

Revenue

Total revenue for the three months ended January 31, 2008, decreased by 29.3% compared to 2007.  Domestic product revenue decreased 37.3%, international product revenue decreased 15.7% and service revenue increased 20.0%. International revenues decreased as a result of the conclusion of the equipment installation phase for the Company’s large clinical research customer.  Excluding the clinical research business, international revenues increased 3.4% in the first quarter 2008 compared to the same quarter in 2007.  Clinical research revenues are now shifting to service requirements which are higher margin, but smaller in sales dollar volume.  Revenue from extended service contracts and non-warranty service visits both increased in 2008 compared to 2007 as a result of a larger installed customer base from higher sales in 2006 and 2007.

The Company sells its cardiorespiratory diagnostic systems, mainly the Ultima PF, and services to its large clinical research customer for use in conducting safety and efficacy clinical trials both in the United States and internationally.  This customer accounted for 6.7% of revenue for the three months ended January 31, 2008, and 23.8% of revenue for the three months ended January 31, 2007.  The Company expects revenue from this customer to continue throughout fiscal 2008, but at a reduced level due to this customer’s unanticipated early conclusion of its clinical trial.

Excluding sales to this customer, revenue for the three months ended January 31, 2008 decreased by $1.1 million, or 13.4%, compared to the same period in 2007.  The decrease in core business is attributable to the delay in the launch of the next generation cardiorespiratory product.

Gross Margin

Gross margin percentage for the three month period ended January 31, 2008 increased to 50.3% of revenue compared to 49.8% for the same period in 2007.  Gross margin percentage increased slightly as a result of higher margin service revenues as the Company’s largest clinical research customer needs have now shifted to service requirements instead of equipment placement.

Selling and Marketing

Selling and marketing expenses for the three months ended January 31, 2008 decreased by 4.2%, or $104,000, to $2.4 million compared to $2.5 million for the same period in 2007.

Commission expenses decreased by $189,000, or 39.7%, for the three months ended January 31, 2008 compared to the same period in 2007 due to the decline in commissionable revenue.  Both the corresponding sales and sales support payroll, as well as travel and customer support expenses also decreased by $123,000, or 8.5%, for the three months ended January 31, 2008 compared to the same period in 2007.  These expense savings were partially offset by incremental costs of $116,000 from the establishment of a new representative branch office in Milan, Italy for marketing and technical support to the Company’s European distribution partners during fiscal 2007.  In addition, marketing expenses increased by $124,000, or 41.8%, as the Company added marketing personnel to support the preparation and promotion of new product launches.

On January 31, 2008, the Company terminated eight employees, mostly in the sales and marketing function, to allow better management of operating expenses.  As a result of this action, the Company accrued $46,000 of severance and medical benefits for these employees at January 31, 2008.  Headcount for the Company as of March 1, 2008 now stands at 133 employees compared to 139 at the beginning of the fiscal year.  Savings in personnel costs are expected to be $450,000 over the remainder of the 2008 fiscal year.

General and Administrative

General and administrative expenses for the three months ended January 31, 2008 increased by 13.6%, or $158,000, to $1.3 million compared to $1.2 million for the same period in 2007.

On January 31, 2008, Dale Johnson, Chief Financial Officer of Angeion, retired at the request of the Company.  As a result of this event, costs of $148,000 were accrued in the first quarter of 2008 for severance and medical benefits.  The cash severance will be paid out on a bi-weekly payroll basis over 37 weeks.

Professional fees decreased by $82,000 for the three months ended January 31, 2008 compared to the same period in 2007.  The majority of the expenses incurred in the prior year were legal, audit and tax fees related to the restatement of the Company’s 2006 financial statements.  No similar event occurred in the first quarter of 2008.

Non-cash stock-based compensation expense of $68,000 was incurred during the three months ended January 31, 2008 related to stock option grants in the fourth quarter of fiscal 2007.  There was no related expense in the first quarter of 2007, since all previously outstanding options were fully vested as of October 31, 2006.  In addition, a one-time payment for recruiting fees as well as higher depreciation expense caused an increase of $65,000 in general and administrative costs compared to the prior year.

Research and Development

Research and development expenses for the three months ended January 31, 2008 decreased by 8.4%, or $57,000, to $618,000 from $675,000 for the same period in 2007.

Project expenses associated with new products decreased by $46,000, or 45.9%, for the three months ended January 31, 2008 compared to the same period in 2007 due to early completion of certain new project testing.  All other related personnel, travel and consulting costs did not change materially as compared to the prior-year period.  The Company’s current new product development initiatives include products targeted for hospital intensive care units, cardiology, dietary, asthma, allergy and primary care physicians, health and fitness club professionals, as well as international markets.  These new products are currently completing clinical evaluation and are planned for release during fiscal 2008.

Amortization of Intangibles

Amortization of developed technology was $182,000 for the three months ended January 31, 2008 compared to $195,000 for the same period in 2007.

 The decrease is attributable to reductions in the valuation of developed technology as the Company utilizes its pre-emergence bankruptcy net operating loss (“NOL”) carry forwards.

Interest Income

Interest income for the three months ended January 31, 2008 increased to $63,000 from $36,000 for the same period in 2007.  The increase in interest income is principally due to higher market interest rates and an increase in the balances of cash and cash equivalents.

Provision for Income Taxes

Under Generally Accepted Accounting Principles, the Company is required to present the provision for taxes as if it were fully taxable in accordance with SOP 90-7.  With respect to the actual payment of taxes, however, the Company has utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards.  During the quarter ended January 31, 2008, the Company did not use any tax benefits related to pre-emergence bankruptcy NOLs.  During 2007, the Company used tax benefits of $318,000 related to pre-emergence bankruptcy NOLs.  These benefits have been recorded as a reduction of intangible assets.    See note 9 to the consolidated financial statements, “Income Taxes,” in this Form 10-Q for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation.

The Company had cash and cash equivalents of $6.5 million and working capital of $13.8 million as of January 31, 2008.  During the first quarter, the Company used $340,000 in cash from operating activities, primarily due to a net loss of $675,000 that included non-cash expenses of $306,000 for depreciation and amortization and $111,000 of stock-based compensation.  Cash was generated by a decrease of $1.7 million in accounts receivable balances and a slight decrease of $86,000 in prepaid expense balances. The change in accounts receivables is due to collections on the large sales volumes that occurred in the fourth quarter of fiscal 2007.

Partially offsetting these cash inflows were an increase in inventory levels of $435,000, a decrease in accounts payable balances of $565,000 and a decrease in employee compensation payables of $691,000.  Inventory levels have steadily increased as the Company prepares for new product launches during fiscal 2008.  The decrease in employee compensation annually changes as employee bonuses are paid out during the first quarter of the fiscal year.

During the first quarter, the Company used $108,000 in cash for the purchase of property and equipment.  The Company has no material commitments for capital expenditures for the remainder of fiscal year 2008.

The Company believes that its liquidity and capital resource needs for fiscal year 2008 will be met through its current cash and cash equivalents as well as cash flows resulting from operations.  As a result of the termination of eight employees, the Company expects to pay $450,000 less in salaries and other payroll expenditures for the remainder of the year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Rodney A. Young, and controller, Brian J. Smrdel, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There have been no significant changes in internal control over financial reporting that occurred during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Item 4T.  Controls and Procedures.

None.

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On January 31, 2008, the Company’s Chief Financial Officer, Dale H. Johnson, retired.  In connection with his retirement, the Company agreed to continue Mr. Johnson’s salary through October 31, 2008, the end of the fiscal year, agreed to pay Mr. Johnson an outplacement assistance payment of $26,000, and agreed to pay the employer’s portion on Mr. Johnson’s medical benefits until the earlier of (i) January 31, 2009 or (ii) the date Mr. Johnson becomes eligible for medical benefits through another employer or entity.

Item 6.  Exhibits.

31.                                 Certifications pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.                                 Certifications pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

March 17, 2008
	By	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer

March 17, 2008
	By	/s/ Brian J. Smrdel
Brian J. Smrdel
Controller
Principal Accounting Officer