Form 10-Q
period 2008-04-30
ANGEION CORP/MN
filed 2008-06-13
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 30, 2008.
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of June 13, 2008, the Company had outstanding 4,089,803 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2008 and October 31, 2007

(in thousands except share and per share data)

	April 30,	October 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,089	$6,908
Accounts receivable, net of allowance for doubtful accounts of $84 and $85, respectively	5,816	7,950
Inventories	6,130	5,310
Prepaid expenses and other current assets	280	347
Total current assets	19,315	20,515

Property and equipment, net of accumulated depreciation of $2,700 and $2,453, respectively	1,168	1,302
Intangible assets, net	2,352	2,716
Total Assets	$22,835	$24,533

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,398	$1,859
Employee compensation	1,626	2,041
Deferred income	1,867	1,839
Warranty reserve	188	253
Other current liabilities and accrued expenses	373	369
Total current liabilities	5,452	6,361

Long-term liabilities:
Long-term deferred income	774	743
Total Liabilities	6,226	7,104

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding, 4,089,803 shares in 2008 and 4,088,445 shares in 2007	409	409
Additional paid-in capital	20,651	20,423
Accumulated deficit	(4,451)	(3,403)
Total shareholders’ equity	16,609	17,429
Total Liabilities and Shareholders’ Equity	$22,835	$24,533

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

(unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Revenues
Equipment and supply sales	$6,405	$9,147	$13,037	$19,035
Service revenue	912	813	1,789	1,544
	7,317	9,960	14,826	20,579
Cost of sales
Cost of equipment and supplies	3,346	4,811	6,961	10,031
Cost of service revenue	135	123	251	235
	3,481	4,934	7,212	10,266

Gross margin	3,836	5,026	7,614	10,313

Operating expenses:
Selling and marketing	2,312	2,536	4,683	5,011
General and administrative	1,049	887	2,367	2,047
Research and development	708	693	1,326	1,368
Amortization of intangibles	182	190	364	385
	4,251	4,306	8,740	8,811

Operating income / (loss)	(415)	720	(1,126)	1,502
Interest income	42	47	105	83

Income / (loss) before taxes	(373)	767	(1,021)	1,585
Provision for taxes	—	314	27	643

Net income / (loss)	$(373)	$453	$(1,048)	$942

Earnings / (loss) per share - basic
Net income (loss) per share	$(0.09)	$0.11	$(0.26)	$0.24

Earnings / (loss) per share - diluted
Net income (loss) per share	$(0.09)	$0.11	$(0.26)	$0.22

Weighted average common shares outstanding
Basic	4,090	3,945	4,089	3,890
Diluted	4,090	4,310	4,089	4,279

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	April 30,
	2008	2007
Cash Flows From Operating Activities:
Net income / (loss)	$(1,048)	$942
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	611	553
Stock-based compensation	217	7
Deferred income taxes	—	467
Changes in operating assets and liabilities:
Accounts receivable	2,134	(2,123)
Inventories	(820)	205
Prepaid expenses and other current assets	67	(48)
Accounts payable	(460)	232
Employee compensation	(415)	(474)
Deferred income	59	(736)
Warranty reserve	(65)	(25)
Other current liabilities and accrued expenses	3	(62)
Net cash provided by (used in) operating activities	283	(1,062)

Cash Flows From Investing Activities:
Purchase of property and equipment	(113)	(159)
Net cash used in investing activities	(113)	(159)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan	11	18
Proceeds from the exercise of stock options	—	1,108
Proceeds from the exercise of warrants	—	257
Tax benefit from stock options exercised	—	155
Net cash provided by financing activities	11	1,538

Net increase in cash and cash equivalents	181	317

Cash and cash equivalents at beginning of period	6,908	4,069

Cash and cash equivalents at end of period	$7,089	$4,386
Supplemental disclosure of non-cash investing activities:

During the six months ended April 30, 2007, the Company decreased intangible assets by $467,000 with an offsetting decrease to the deferred tax valuation allowance of $467,000 for the usage of pre-emergence bankruptcy net operating loss carry forwards.

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

The consolidated balance sheet as of April 30, 2008, the consolidated statements of earnings for the three and six months ended April 30, 2008 and 2007, and cash flows for the six months ended April 30, 2008 and 2007, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The consolidated balance sheet at October 31, 2007 was derived from the audited consolidated financial statements as of that date.  Operating results for the three and six months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.  For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-K for the year ended October 31, 2007.

Comprehensive income (loss) is a measure of all non-owner changes in shareholders’ equity and includes items such as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three and six months ended April 30, 2008 and 2007, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years.  In accordance with paragraph 4 of the Emerging Issues Task Force abstract 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 to service contract revenue.  Deferred income associated with service contracts and supplies was $2,221,000 and $2,120,000 at April 30, 2008 and October 31, 2007, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed.  The amount of deferred installation and training revenue was $350,000 and $365,000 at April 30, 2008 and October 31, 2007, respectively.

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

The Company had one customer that accounted for 23.8% of revenues for both the three and six months ended April 30, 2007.  No customer accounted for more than 10% of revenues for the three and six months ended April 30, 2008.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products.  The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time.  Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers.  Advance payments from customers aggregating $70,000 and $97,000 as of April 30, 2008 and October 31, 2007, respectively, are included in deferred income on the consolidated balance sheets.  Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

3.                                      New Accounting Pronouncements

In May 2008, the FASB issued Statements of Financial Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (SAS 69), “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

During May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts.”  SFAS 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its consolidated financial statements.

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

4.                                      Share-Based Compensation and Stock Options

Effective November 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”).  Under the fair value recognition provisions of SFAS No. 123R, the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.  The Company elected the modified-prospective method of adopting SFAS No. 123R, under which prior periods are not retroactively restated.  The provisions of SFAS No. 123R apply to awards granted, modified or cancelled after the November 1, 2006 effective date.  There were no non-vested awards outstanding on the effective date for SFAS No. 123R.  Total share-based compensation expense included in the Company’s statement of earnings for the three and six months ended April 30, 2008 was $106,000 and $217,000, respectively, compared to $4,000 and $7,000 for the three and six months ended April 30, 2007, respectively.

Stock Options

Under the Angeion Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options.  As of April 30, 2008, options for 800,000 shares had been granted, 426,850 shares had been issued upon exercise of options, 950 were forfeited and options to purchase 372,200 shares remained outstanding.  In connection with our adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the Angeion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance upon exercise of stock options under the 2007 Plan.  As of April 30, 2008, options for 226,420 shares were outstanding and 23,580 shares were available for future grant.

At the 2008 Annual Meeting of Shareholders held on May 20, 2008, the shareholders approved an amendment to the 2007 Plan that increased the authorized shares of common stock for issuance upon exercise of stock options by 300,000 to a total of 550,000 shares.

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

	For the six months ended
	April 30, 2008		April 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	611,120	$6.12	624,187	$5.03
Granted	12,000	7.20	1,536	11.62
Exercised	—	—	(227,437)	4.95
Expired or cancelled	(24,500)	7.81	—	—
Outstanding at end of period	598,620	$6.07	398,286	$5.10

The following table summarizes information concerning stock options outstanding as of April 30, 2008:

		Weighted
		Average
		Remaining	Number
Exercise	Number	Contractual	Subject to
Prices	Outstanding	Life	Exercise
$2.00	11,650	5.44	11,650
2.53	97,000	7.38	97,000
5.08	84,000	8.07	84,000
6.23	84,500	5.80	84,500
6.60	78,250	6.31	6,666
7.08	10,000	6.92	—
7.79	86,800	5.44	86,800
7.81	2,000	6.52	—
7.86	144,420	6.50	—

Total	598,620	6.42	370,616

The total intrinsic value of options exercised during the three and six months ended April 30, 2008 was $0.  The total intrinsic value of options outstanding and exercisable at April 30, 2008 was $836,000 and $789,000, respectively, which was calculated using the closing stock price as of April 30, 2008 less the exercise price of in-the-money options.  The Company issues new shares when stock options are exercised.  There was no cash received from the exercise of stock options or related tax benefits recognized for the three and six month period ended April 30, 2008.  Unrecognized compensation expense related to outstanding stock options as of April 30, 2008 was $1,014,000 and is expected to be recognized over a weighted average period of 2.49 years and will be adjusted for any future changes in estimated forfeitures.

The following table presents the statement of earnings classification of pre-tax share-based compensation expense recognized for the three and six months ended April 30, 2008:

(In thousands)	Three Months Ended April 30, 2008	Six Months Ended April 30, 2008
Cost of goods sold	$12	$18
Selling and marketing	24	55
General and administrative	61	129
Research and development	9	15
Share-based compensation expense	$106	$217

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

Employee Stock Purchase Plan

The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions.  The Stock Plan is available to all employees subject to certain eligibility requirements.  Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis.  Historically, employees could purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase.  The Company increased the price at which common stock may be purchased to 95% of the market value effective January 1, 2007.  The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year.  For the phase that ended on December 31, 2007, employees purchased 1,348 shares at a price of $7.81 per share.  As of April 30, 2008, the Company has withheld approximately $7,020 from employees participating in the phase that began on January 1, 2008.  At April 30, 2008, approximately 69,085 shares of common stock were available for future purchase under the Stock Plan.

5.                                      Inventories

Inventories consisted of the following at April 30, 2008 and October 31, 2007:

(In thousands)	2008	2007
Raw materials	$2,632	$2,380
Work-in-Process	391	177
Finished goods	3,107	2,753
	$6,130	$5,310

6.                                      Intangible Assets and Goodwill

Intangible assets consisted of the following at April 30, 2008 and October 31, 2007:

(In thousands)	2008	2007
Intangible assets:
Developed technology	$6,663	$6,663
Amortization	(4,311)	(3,947)
	$2,352	$2,716

The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years.  Amortization expense was $364,000 and $385,000 for the six months ended April 30, 2008 and 2007, respectively.  If the Company continues to utilize pre-emergence bankruptcy net operating loss carry forwards, the Company will further reduce the carrying cost of its developed technology until the net carrying cost of these assets is zero.  To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced.

Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of April 30, 2008, which does not reflect the possible reduction discussed above, is as follows:

(In thousands)	Amortization
Six months ending October 31, 2008	$364
2009	727
2010	421
2011	420
2012	420
$2,352

The Company did not realize any pre-bankruptcy tax benefits for the six months ended April 30, 2008.   Therefore, there were no non-amortization changes in the cost of intangible assets from October 31, 2007.

7.                                      Warranty Reserve

Sales of the Company’s equipment are subject to a warranty obligation.  Equipment warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty provisions and claims for the six months ended April 30, 2008 and 2007 were as follows:

(In thousands)	2008	2007
Balance, beginning of period	$253	$335
Warranty provisions	142	311
Warranty claims	(207)	(336)
Balance, end of period	$188	$310

8.                                      Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period.  Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that in computing income per share the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options or warrants, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.

The Company had 142,870 warrants outstanding at April 30, 2007 to purchase shares of its common stock.  There were no warrants that remained outstanding at April 30, 2008 as all unexercised warrants expired by their terms on October 31, 2007.  The Company also had options outstanding at April 30, 2008 and 2007 to purchase 598,620 and 398,286 shares, respectively, of its common stock.  As a result of the net loss in the first and second quarters 2008, the outstanding stock options were considered antidilutive and, therefore, were excluded from diluted earnings (loss) per share.

Shares used in the earnings (loss) per share computations are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Weighted average common shares outstanding - basic	4,090	3,945	4,089	3,890
Dilutive effect of stock options	—	365	—	389
Weighted average common shares outstanding - diluted	4,090	4,310	4,089	4,279

9.                                      Income Taxes

The Company has recorded a provision for taxes from operations of $0 and $314,000 for the three months ended April 30, 2008 and 2007, respectively.  The Company has not recognized the tax benefit generated by the year-to-date loss in light of the uncertainty surrounding the Company’s level of profitability for the balance of fiscal 2008 given, among other things, the lower expectations of clinical research revenues and the timing and success of new product introductions.  This assessment was made in a manner consistent with FASB Statement No. 109, Accounting for Income Taxes.  For the quarter ended April 30, 2007, the provision for taxes was calculated and presented in the statement of earnings as if the Company’s earnings were fully taxable.  The amount of income taxes payable, if any, is determined after utilizing the Company’s NOLs, including its pre-emergence bankruptcy NOLs.  Under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the tax benefit for the utilization of these pre-emergence bankruptcy NOL carry forwards must be recognized as a reduction of intangibles rather than a reduction of the provision for taxes in the statement of earnings.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109 (“FIN 48”) on November 1, 2007.  There was no additional reserve for uncertain tax positions recognized as a result of adoption of FIN 48.  During the three and six months ended April 30, 2008, the Company recognized $0 and $27,000, respectively, of income tax expense related to the increase in reserves for uncertain tax positions.  The total reserve as of April 30, 2008 was $27,000.  The entire amount of the reserve related to uncertainties regarding income tax nexus with various states in which the Company operates.  Included in the reserve is $8,000 of estimated interest and penalties.  The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

Estimated interest and penalties related to potential underpayment of income taxes are classified as a component of tax expense in the consolidated statement of earnings.  The Company does not expect the amount of reserves for uncertain tax positions to change significantly in the next twelve months.  The Company does not anticipate that the total reserve for uncertain tax positions will significantly change due to the settlement of audits and the expiration of statutes of limitations within the next twelve months.

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

The Company has recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future.  Although this determination was made in a prior fiscal year, it is still applicable as of April 30, 2008, and the Company will continue to assess the need for a full valuation allowance in future quarters.  Under SOP 90-7, a substantial portion of any future reversal of the valuation allowance will first reduce any intangible assets and then be credited directly to additional paid-in capital.  After the exhaustion of pre- emergence bankruptcy NOLs, approximately $2.3 million of the valuation allowance is related to post-bankruptcy NOLs and would be available to reduce the provision for taxes in the statement of earnings and, thereafter, $778,000 related to excess stock option tax deductions would be recognized as additional paid-in capital when realized in the Company’s income tax return.

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

11.                               Severance Costs

On April 30, 2008, the Company implemented a second Reduction-In-Force (RIF) that terminated the employment of nine employees to allow better management of operating expenses.  In the second quarter 2008, the Company also terminated a relationship with a foreign distributor.  As a result of these actions, the Company accrued a total of $172,000 in severance costs for the quarter ended April 30, 2008 which consisted of $169,000 of cash severance and $3,000 of medical benefits.  For the six months ended April 30, 2008, total severance costs of $366,000 were incurred.

The following table reconciles second quarter activity for accrued severance expenses:

(In thousands)
Balance, beginning of period	$194
Severance payments	(112)
Additional severance for RIF and distributor termination	172
Balance, end of period	$254

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

The Company has developed and had planned to launch the new generation Platinum Elite cardiorespiratory system in its hospital and physician office product line at the end of the fourth quarter of fiscal 2007.  This new system, the first significant introduction since 1998, has several new features and technological advancements, and will enable Angeion to achieve new manufacturing synergies.  Angeion delayed the product launch until the latter half of the second quarter of fiscal 2008 while it fine-tuned the technical performance and finalized regulatory certifications related to this system.  The Platinum Elite is now available and being distributed into the marketplace.

In addition, the Company recently introduced the Physician Office Program which is a targeted sales and marketing campaign directed at the diagnosis of Chronic Obstructive Pulmonary Disease (COPD).  The program is expected to raise awareness of COPD and increase demand for the Company’s non-invasive pulmonary function diagnostic systems.

Total revenue for the second quarter of 2008 was $7.3 million, a decrease of 26.5% from $10.0 million in 2007.  Operating expenses for the second quarter of 2008 were $4.3 million, a decrease of 1.3% from the same period in 2007.  Net loss for the three months ended April 30, 2008 was $373,000, or $0.09 per share, compared to net income of $453,000, or $0.11 per diluted share, for the same period in 2007.

Total revenue for the six months ended April 30, 2008 was $14.8 million, a decrease of 28.0% from $20.6 million in 2007.  Operating expenses for the period were $8.7 million, a decrease of 0.8% from the same period in 2007.  Net loss for the six months ended April 30, 2008 was $1.0 million, or $0.26 per share, compared to net income of $942,000, or $0.22 per diluted share, for the same period in 2007.

At the end of the second quarter, the Company implemented actions to further reduce operating expenses in future quarters by eliminating nine employees.  These reductions are incremental to the Reduction-In-Force implemented during the first quarter of 2008.  As a result of both reductions, the Company expects, on an annualized basis, to save $1.5 million in personnel-related expenses.  Headcount for the Company as of April 30, 2008 now stands at 122 employees compared to 139 at the beginning of the fiscal year.

Results of Operations

The following table contains selected information from the Company’s consolidated statements of earnings, expressed as a percentage of revenues:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.6	49.5	48.6	49.8
Gross margin	52.4	50.5	51.4	50.2

Operating expenses:
Selling and marketing	31.6	25.5	31.6	24.4
General and administrative	14.3	8.9	16.0	9.9
Research and development	9.7	7.0	8.9	6.6
Amortization of intangibles	2.5	1.9	2.5	1.9
	58.1	43.3	59.0	42.8
Operating income (loss)	(5.7)	7.2	(7.6)	7.4
Interest income	0.6	0.5	0.7	0.4
Income (loss) before taxes	(5.1)	7.7	(6.9)	7.8
Provision for taxes	0.0	3.2	0.2	3.1
Net income (loss)	(5.1)%	4.5%	(7.1)%	4.7%

The following paragraphs discuss the Company’s performance for the three and six month periods ending April 30, 2008 and 2007:

Revenue

Total revenue for the three and six months ended April 30, 2008, decreased by 26.5% and 28.0%, respectively, compared to the same period in 2007.  The decrease in revenue of $2.7 million for the three month period ended April 30, 2008 was caused in part by a $1.9 million decrease in revenues from clinical research customers due to the early conclusion of our large clinical research customer’s trials.  Sales to this customer accounted for only 2.7% of revenue in the three months ending April 30, 2008 compared to 23.8% of revenue for the same period in 2007.

The decrease in revenue of $5.8 million for the six month period ended April 30, 2008 was caused in part by a $4.2 million decrease in revenues due to the early conclusion of our large clinical research customer’s trials.  For the six months ending April 30, 2008, sales to this customer accounted for 4.7% of revenue compared to 23.8% of revenue for the same period in 2007.

Excluding sales to this customer, revenue for the three and six months ended April 30, 2008 decreased by 6.2% and 9.9%, respectively, compared to the same period in 2007.  The decrease in revenue, exclusive of the clinical research project, is attributable to the delay in the launch of the new Platinum Elite cardiorespiratory product until the latter half of the 2008 second quarter.

Gross Margin

Gross margin percentage for the three and six month period ended April 30, 2008 increased to 52.4% and 51.4% of revenue, respectively, compared to 50.5% and 50.2%, respectively, for the same period in 2007.  Gross margin percentage for the three and six month periods increased slightly as a result of cost reductions implemented in the first and second quarters of 2008, higher margin service revenues as an increased percentage of total revenue and less product sold to our large clinical research customer, which carried a lower product margin.

Selling and Marketing

Selling and marketing expenses decreased to $2.3 million and $4.7 million, respectively, for the three and six month periods ended April 30, 2008 from $2.5 million and $5.0 million for the same periods in 2007.

The $224,000, or 8.8%, decrease for the three month period ended April 30, 2008 is primarily due to a drop in payroll, benefit and travel expenses.  On January 31, 2008, the Company implemented a Reduction-In-Force (RIF) that terminated the employment of eight employees, mostly in sales and marketing, to allow better management of operating expenses.  Savings related to the RIF were $153,000 for the second quarter.  On April 30, 2008, the Company terminated an additional nine employees.  As a result of this action, the Company accrued $65,000 of severance and medical benefits for those employees related to the selling and marketing function.  In addition, travel expense decreased by $72,000 and commissions decreased by $32,000 as a result of the challenging sales environment.

The $328,000, or 6.6%, decrease for the six month period is primarily due to a drop in payroll, benefit and travel expenses.  In addition to the RIF savings of $153,000, travel and customer support expenses also decreased by $149,000 and, as a result of lower than expected sales, commissions dropped $221,000 for the six months ended April 30, 2008 compared to the same period in 2007.  These expense savings were partially offset by additional stock-based compensation of $55,000 incurred in 2008 compared to an immaterial expense in 2007.  In addition, severance expense for marketing personnel incurred in the fiscal 2008 second quarter were $65,000.

General and Administrative

For the three months ended April 30, 2008, general and administrative expenses increased by $162,000, or 18.3%, compared to the same period in 2007.  For the six months ended April 30, 2008, general and administrative expenses increased by $320,000, or 15.6%, compared to the same period in 2007.

For the three months ended April 30, 2008, professional fees increased by $70,000 compared to the same period in 2007.  The majority of the expenses incurred were additional audit fees related to the Company’s year-end audit with our predecessor audit firm.  Non-cash stock-based compensation expense of $60,000 was incurred during the three months ended April 30, 2008 compared to an immaterial expense in the second quarter of 2007.  Directors’ fees also increased by $32,000 for the second quarter of 2008 as the Company added an additional Board member and held additional meetings.

For the six months ended April 30, 2008, non-cash stock-based compensation expense of $129,000 was incurred versus an immaterial expense for the same period in 2007.  Personnel and recruiting expenses increased by $92,000 versus 2007.  In addition, directors’ fees as well as higher depreciation expense from purchases of information technology equipment caused an increase of $74,000 in general and administrative costs compared to the prior year.

Research and Development

Research and development expenses for the three and six months ended April 30, 2008 were $708,000 and $1.3 million, respectively, compared to $693,000 and $1.4 million, respectively, for the same period in 2007.

Project expenses associated with new products decreased by $49,000, or 19.7%, for the six months ended April 30, 2008 compared to the same period in 2007 due to early completion of certain new project testing.  All other related personnel, travel and consulting costs did not change materially as compared to the prior-year period.  The Company’s current new product development initiatives include products targeted for hospital intensive care units, cardiology, dietary, asthma, allergy and primary care physicians, health and fitness club professionals, as well as international markets.  These new products are currently completing clinical evaluation and are planned for release during fiscal 2008.

Amortization of Intangibles

Amortization of developed technology was $182,000 and $364,000, respectively, for the three and six months ended April 30, 2008 compared to $190,000 and $385,000, respectively, for the same period in 2007.  The decrease is attributable to reductions in the valuation of developed technology as the Company utilized its pre-emergence bankruptcy net operating loss (“NOL”) carry forwards in 2007, which lowered the 2008 carrying values.

Interest Income

Interest income for the three months ended April 30, 2008 decreased $5,000 from $47,000 to $42,000 versus 2007 as a drop in market interest rates during the second quarter more than offset higher cash balances.

For the six months ended April 30, 2008, interest income increased $22,000 to $105,000 compared to the same period in 2007 due to higher cash balances held during the first half of 2008.

Provision for Income Taxes

Under Generally Accepted Accounting Principles, the Company is required to present the provision for taxes as if it were fully taxable in accordance with SOP 90-7.  With respect to the actual payment of taxes, however, the Company has utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards.  During the quarter ended April 30, 2008, the Company did not use any tax benefits related to pre-emergence bankruptcy NOLs.  During 2007, the Company used tax benefits of $318,000 related to pre-emergence bankruptcy NOLs.  These benefits have been recorded as a reduction of intangible assets.    See note 9 to the consolidated financial statements, “Income Taxes,” in this Form 10-Q for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation.

The Company had cash and cash equivalents of $7.1 million and working capital of $11.5 million as of April 30, 2008.  During the first half of fiscal 2008, the Company reported a net loss of $1.0 million, however, cash flow from operating activities improved by $283,000, primarily due to the collections of accounts receivable for $2.1 million on the large sales volumes that occurred in the fourth quarter of fiscal 2007.  In addition, the add-back of non-cash expenses totaling $828,000 for depreciation, amortization and stock-based compensation improved the Company’s cash flow.

Partially offsetting these cash inflows were an increase in inventory levels of $820,000, a decrease in accounts payable balances of $460,000 and a decrease in employee compensation payables of $415,000.  Inventory levels have steadily increased as the Company prepares for new product launches during fiscal 2008.  Employee compensation accruals decreased due to a lower bonus accrual for 2008 year to date performance compared to 2007 and because employee bonuses are paid out during the first quarter of the fiscal year.

For the six months ended April 30, 2008, the Company used $113,000 in cash for the purchase of property and equipment.  The Company has no material commitments for capital expenditures for the remainder of fiscal year 2008.

The Company believes that its liquidity and capital resource needs for fiscal year 2008 will be met through its current cash and cash equivalents as well as cash flows resulting from operations.  As a result of the termination of seventeen employees during the first six months of 2008, the Company expects to save $1.5 million in salaries and other payroll expenditures on an annualized basis going forward.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Rodney A. Young, and chief financial officer, William J. Kullback, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There have been no significant changes in internal control over financial reporting that occurred during the second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2007.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Shareholders was held on May 20, 2008.  Of the 4,089,803 share of common stock outstanding and entitled to vote at the meeting as of April 4, 2008, 3,485,631 shares were present, either in person or by proxy.  The following describes the matters considered by the shareholders at the Annual Meeting, as well as the results of the Votes cast at the meeting.

Proposal 1:  To elect seven directors of the Company to serve until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified.

Nominee	For	Withheld

Arnold A. Angeloni	3,451,386	34,245
John R. Baudhuin	3,463,884	21,747
K. James Ehlen, M.D.	3,444,839	40,792
John C. Penn	3,459,785	25,846
Paula R. Skjefte	3,409,784	75,847
Philip I. Smith	3,450,994	34,637
Rodney A. Young	3,460,884	24,747

Proposal 2:  To approve an amendment to the Angeion Corporation 2007 Stock Incentive Plan to increase by 300,000 the shares authorized for issuance under the Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

1,350,659	388,964	54,598	1,691,410

Item 5.  Other Information.

Change-in-Control Agreement with William J. Kullback

As described in Angeion’s Form 8-K dated March 17, 2008, the Company and William J. Kullback have now entered into a Change-in-Control Agreement dated as of June 15, 2008, upon the successful completion of his initial 90 day employment period.  Under the Change in Control Agreement, if Mr. Kullback’s employment is terminated during a period of eighteen months following a Change-in-Control of the Company (i) by the Company other than for Cause or death, or (ii) by Mr. Kullback for Good Reason (as these terms are defined in the Agreement), then he will be entitled to a lump-sum payment equal to 1.5 times his annual base salary.  In addition to this amount, Mr. Kullback would be entitled to a fee for out-placement services in an amount equal to 10% of his salary or $20,000 and the Company would continue to pay its portion of his health insurance for twelve months as if he were still employed.  If this termination without cause were to occur, the amount payable to Mr. Kullback pursuant to his Change-in-Control Agreement would be approximately $320,000.

Copies of the Employment Agreement dated March 17, 2008 and the Change-in-Control Agreement between the Company and Mr. Kullback are attached as Exhibits 10.1 and 10.2.

Item 6.  Exhibits.

10.1	Employment agreement dated as of March 17, 2008 between Angeion Corporation and William J. Kullback.

10.2	Change in control agreement dated as of June 15, 2008 between Angeion Corporation and William J. Kullback.

31.	Certifications pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

June 13, 2008
	By	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer

June 13, 2008
	By	/s/ William J. Kullback
William J. Kullback
Chief Financial Officer