Form 10-Q
period 2008-07-31
ANGEION CORP/MN
filed 2008-09-15
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended July 31, 2008.

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                         to                         ..

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

Yes ☒                    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐  Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No ☒

As of September 15, 2008, the Company had outstanding 4,166,457 shares of Common Stock, $0.10 par value.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

July 31, 2008 and October 31, 2007

(in thousands except share and per share data)

	July 31,	October 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,464	$6,908
Accounts receivable, net of allowance for doubtful accounts of $140 and $85, respectively	5,513	7,950
Inventories	5,774	5,310
Prepaid expenses and other current assets	320	347
Total current assets	19,071	20,515

Property and equipment, net of accumulated depreciation of $2,791 and $2,453, respectively	1,008	1,302
Intangible assets, net	2,282	2,716
Total Assets	$22,361	$24,533

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,418	$1,859
Employee compensation	1,049	2,041
Deferred income	1,599	1,839
Warranty reserve	172	253
Other current liabilities and accrued expenses	335	369
Total current liabilities	4,573	6,361

Long-term liabilities:
Long-term deferred income	781	743
Total Liabilities	5,354	7,104

Shareholders' equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, issued and outstanding, 4,091,790 shares in 2008 and 4,088,445 shares in 2007	409	409
Additional paid-in capital	20,790	20,423
Accumulated deficit	(4,192)	(3,403)
Total shareholders' equity	17,007	17,429
Total Liabilities and Shareholders' Equity	$22,361	$24,533

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenues
Equipment and supply sales	$6,508	$8,051	$19,545	$27,086
Service revenue	1,090	819	2,879	2,363
	7,598	8,870	22,424	29,449
Cost of revenues
Cost of equipment and supplies	3,569	4,342	10,530	14,373
Cost of service revenue	112	106	363	341
	3,681	4,448	10,893	14,714

Gross margin	3,917	4,422	11,531	14,735

Operating expenses:
Selling and marketing	1,977	2,634	6,660	7,645
General and administrative	945	937	3,312	2,984
Research and development	565	707	1,891	2,075
Amortization of intangibles	182	172	546	557
	3,669	4,450	12,409	13,261

Operating income / (loss)	248	(28)	(878)	1,474
Interest income	32	48	137	131

Income / (loss) before taxes	280	20	(741)	1,605
Provision for taxes	21	16	48	659

Net income / (loss)	$259	$4	$(789)	$946

Earnings / (loss) per share - basic
Net income (loss) per share	$0.06	$—	$(0.19)	$0.24

Earnings / (loss) per share - diluted
Net income (loss) per share	$0.06	$—	$(0.19)	$0.22

Weighted average common shares outstanding
Basic	4,090	4,077	4,090	3,953
Diluted	4,150	4,262	4,090	4,263

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	July 31,
	2008	2007
Cash Flows From Operating Activities:
Net income / (loss)	$(789)	$946
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	896	821
Stock-based compensation	347	10
Increase in inventory obsolescence reserve	333	—
Increase in allowance for doubtful accounts	55	—
Deferred income taxes	—	404
Changes in operating assets and liabilities:
Accounts receivable	2,382	(1,859)
Inventories	(797)	404
Prepaid expenses and other current assets	27	(78)
Accounts payable	(441)	(332)
Employee compensation	(992)	(26)
Deferred income	(202)	(522)
Warranty reserve	(81)	(64)
Other current liabilities and accrued expenses	(34)	(33)
Net cash provided by (used in) operating activities	704	(329)

Cash Flows From Investing Activities:
Purchase of property and equipment and intangible assets	(168)	(432)
Net cash used in investing activities	(168)	(432)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan	20	33
Proceeds from the exercise of stock options	—	1,223
Proceeds from the exercise of warrants	—	258
Tax benefit from stock options exercised	—	236
Net cash provided by financing activities	20	1,750

Net increase in cash and cash equivalents	556	989

Cash and cash equivalents at beginning of period	6,908	4,069

Cash and cash equivalents at end of period	$7,464	$5,058

Supplemental disclosure of non-cash investing activities:

During the nine months ended July 31, 2007, the Company decreased intangible assets by $404,000 with an offsetting decrease to the deferred tax valuation allowance of $404,000 for the usage of pre-emergence bankruptcy net operating loss carry forwards.

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

The consolidated balance sheet as of July 31, 2008, the consolidated statements of operations for the three and nine months ended July 31, 2008 and 2007, and cash flows for the nine months ended July 31, 2008 and 2007, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included.  The consolidated balance sheet at October 31, 2007 was derived from the audited consolidated financial statements as of that date.  Operating results for the three and nine months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.  For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-K for the year ended October 31, 2007.

Comprehensive income (loss) is a measure of all non-owner changes in shareholders’ equity and includes items such as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.  For the three and nine months ended July 31, 2008 and 2007, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years.  In accordance with paragraph 4 of the Emerging Issues Task Force abstract 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 to service contract revenue.  Deferred income associated with service contracts and supplies was $1,945,000 and $2,120,000 at July 31, 2008 and October 31, 2007, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed.  The amount of deferred installation and training revenue was $348,000 and $365,000 at July 31, 2008 and October 31, 2007, respectively.

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

The Company had one customer that accounted for 11.1% and 20.0% of revenues for the three and nine months ended July 31, 2007, respectively.  No customer accounted for more than 10% of revenues for the three or nine months ended July 31, 2008.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products.  The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time.  Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers.  Advance payments from customers aggregating $87,000 and $97,000 as of July 31, 2008 and October 31, 2007, respectively, are included in deferred income on the consolidated balance sheets.  Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

3.             New Accounting Pronouncements

In May 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 142-3, Determination of the Useful Life of Intangible Assets, which is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years.  FSP FAS 142-3 provides guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset.  The intent of FSP FAS 142-3 is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value.  The Company does not expect FSP FAS 142-3 to have a material effect on its consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company currently has no noncontrolling interests in subsidiaries.

4.                                      Share-Based Compensation and Stock Options

Effective November 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”).  Under the fair value recognition provisions of SFAS No. 123R, the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.  The Company elected the modified-prospective method of adopting SFAS No. 123R, under which prior periods are not retroactively restated.  The provisions of SFAS No. 123R apply to awards granted, modified or cancelled after the November 1, 2006 effective date.  There were no non-vested awards outstanding on the effective date for SFAS No. 123R.  Total share-based compensation expense included in the Company’s statements of operations for the three and nine months ended July 31, 2008 was $130,000 and $347,000, respectively, compared to $3,000 and $10,000 for the three and nine months ended July 31, 2007, respectively.

Stock Options

Under the Angeion Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options.  As of July 31, 2008, options for 800,000 shares had been granted, 426,850 shares had been issued upon exercise of options, 950 were forfeited and options to purchase 372,200 shares remained outstanding.  In connection with the adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the Angeion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance under the 2007 Plan.  At the 2008 Annual Meeting of Shareholders held on May 20, 2008, the shareholders approved an amendment to the 2007 Plan that increased the authorized shares of common stock for issuance by 300,000 to a total of 550,000 shares.  As of July 31, 2008, stock options for 309,753 shares were outstanding and 240,247 shares were available for future grant.

The 2007 Plan and 2002 Plan both provide that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than the fair market value of the stock at date of grant.  Under the 2007 Plan, all options expire no later than seven years from the grant date while under the 2002 Plan, all options expire no later than ten years from the grant date.  Options under both plans are subject to various vesting schedules.  In addition, the 2007 Plan allows the granting of restricted stock awards, stock appreciation rights and performance stock.

	For the nine months ended
	July 31, 2008		July 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	611,120	$6.12	624,187	$5.03
Granted	112,000	5.83	3,277	6.48
Exercised	—	—	(261,773)	4.81
Expired or cancelled	(41,167)	7.09	—	—
Outstanding at end of period	681,953	$6.01	365,691	$5.20

The following table summarizes information concerning stock options outstanding as of July 31, 2008:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$2.00	11,650	5.19	11,650
2.53	97,000	7.13	97,000
5.08	84,000	7.82	84,000
5.66	90,000	6.80	—
6.23	84,500	5.19	84,500
6.60	71,583	6.06	23,331
7.08	10,000	6.67	—
7.79	86,800	5.19	86,800
7.81	2,000	6.27	—
7.86	144,420	6.25	—

Total	681,953	6.20	387,281

The total intrinsic value of options exercised during the three and nine months ended July 31, 2008 was $0.  The total intrinsic value of options outstanding and exercisable at July 31, 2008 was $457,000 and $437,000, respectively, which was calculated using the closing stock price as of July 31, 2008 less the exercise price of in-the-money options.  The Company issues new shares when stock options are exercised.  There was no cash received from the exercise of stock options or related tax benefits recognized for the three and nine month periods ended July 31, 2008.  Unrecognized compensation expense related to outstanding stock option as of July 31, 2008 was $1,209,000 and is expected to be recognized over a weighted average period of 2.30 years and will be adjusted for any future changes in estimated forfeitures.

On August 28, 2008, the Board of Directors authorized the issuance of 74,667 restricted shares of the Company’s common stock.  The restricted shares will vest over a three-year period and are considered to be an increase in outstanding shares as of the grant date.  The Board also authorized the grant of 49,000 stock options under the 2007 Plan that are exercisable over a three-year period and expire seven years from the grant date.

The following table presents the statements of operations classification of pre-tax share-based compensation expense recognized for the three and nine months ended July 31, 2008:

(In thousands)	Three Months Ended July 31, 2008	Nine Months Ended July 31, 2008
Cost of goods sold	$7	$25
Selling and marketing	25	80
General and administrative	92	221
Research and development	6	21
Share-based compensation expense	$130	$347

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

The expense recognized for options granted under the 2002 Plan and 2007 Plan are equal to the fair value of stock options as of the grant date.  The following table provides the weighted average fair value of options granted to directors and employees and the related assumptions used in the Black-Scholes model for stock option grants made during third quarter 2008:

Options Granted May 20, 2008
Weighted average fair value of options granted Assumptions used:	$3.95
Expected life (years) (a)	4.50
Risk free interest rate (b)	3.02%
Volatility (c)	93.24%
Dividend yield (d)	0.00%

(a)          Expected life: For employee grants, the expected term of options granted is determined using the “shortcut” method allowed by SAB 107.  Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.  For director grants, the Company’s estimate is based upon historical data, the contractual terms of the options granted and other factors.

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

Employee Stock Purchase Plan

The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions.  The Stock Plan is available to all employees subject to certain eligibility requirements.  Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis.  Historically, employees could purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase.  The Company increased the price at which common stock may be purchased to 95% of the market value effective January 1, 2007.  The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year.  For the phase that ended on July 31, 2008, employees purchased 1,987 shares at a price of $4.95 per share.  As of July 31, 2008, the Company has withheld approximately $1,953 from employees participating in the phase that began on July 1, 2008.  At July 31, 2008, approximately 67,098 shares of common stock were available for future purchase under the Stock Plan.

5.                                      Inventories

Inventories consisted of the following at July 31, 2008 and October 31, 2007:

(In thousands)	2008	2007
Raw materials	$2,193	$2,380
Work-in-Process	421	177
Finished goods	3,160	2,753
	$5,774	$5,310

In the current period, the Company changed its estimates for the reserve for obsolescence related to inventory used in sales and customer demonstrations. The Company changed its estimate of inventory obsolescence due to changing economic conditions and aging related to these inventory items.  In addition, the Company wrote off $149,000 of obsolete inventory related to computers and peripherals.  The following table illustrates the effect on net income and earnings per share for the three and nine month periods:

(In thousands, except per share data)	Net Income Effect	EPS Effect
Write off of obsolete computers and peripherals	$149	$0.04
Increase in obsolescence reserve for sales and customer demonstration inventory	184	0.04
Total Effect	$333	$0.08

6.                                      Intangible Assets and Goodwill

Intangible assets consisted of the following at July 31, 2008 and October 31, 2007:

(In thousands)	2008	2007
Intangible assets:
Developed technology	$6,722	$6,663
Amortization	(4,493)	(3,947)
Trademarks (non-amortizable)	53	—
	$2,282	$2,716

The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from three to ten years.  Amortization expense was $182,000 and $546,000  for the three and nine–month periods ended July 31, 2008, respectively, compared to $172,000 and $557,000 for the comparable periods in 2007.  If the Company continues to utilize pre-emergence bankruptcy net operating loss carry forwards, the Company will further reduce the carrying cost of its developed technology until the net carrying cost of these assets is zero.  To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced.

Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of July 31, 2008, which does not reflect the possible reduction discussed above, is as follows:

(In thousands)	Amortization
Three months ending October 31, 2008	$182
2009	727
2010	421
2011	420
2012	420
$2,170

The above table does not include estimated amortization expense for patents, included in developed technology, that are not yet placed in service.

The Company did not realize any pre-bankruptcy tax benefits for the nine months ended July 31, 2008.   Therefore, there were no non-amortization changes in the cost of intangible assets from October 31, 2007.

7.                                      Warranty Reserve

Sales of the Company’s equipment are subject to a warranty obligation.  Equipment warranties typically extend for a period of twelve months from the date of installation.  Standard warranty terms are included in customer contracts.  Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials.  The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse.  The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products.  The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage.  The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment.  Warranty provisions and claims for the nine months ended July 31, 2008 and 2007 were as follows:

(In thousands)	2008	2007
Balance, beginning of period	$253	$335
Warranty provisions	205	414
Warranty claims	(286)	(478)
Balance, end of period	$172	$271

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

The Company had 142,689 warrants outstanding at July 31, 2007 to purchase shares of its common stock.  There were no warrants that remained outstanding at July 31, 2008 as all unexercised warrants expired by their terms on October 31, 2007.  The Company also had options outstanding at July 31, 2008 and 2007 to purchase 681,953 and 365,691 shares, respectively, of its common stock.

Shares used in the earnings (loss) per share computations are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Weighted average common shares outstanding - basic	4,090	4,077	4,090	3,953
Dilutive effect of stock options	60	185	—	310
Weighted average common shares outstanding - diluted	4,150	4,262	4,090	4,263

The dilutive effect of stock options in the above table excludes all options for which the exercise price was higher than the average market price for the period.  For the three-month period ending on July 31, 2008, a total of 399,303 stock options were excluded from the calculation.  As a result of the net loss position for the nine-month period ended on July 31, 2008, all outstanding stock options were considered antidilutive and, therefore, were excluded from diluted earnings (loss) per share.  All stock options outstanding at July 31, 2007 were considered dilutive and, therefore, were included in the above calculation.

9.             Income Taxes

The Company has recorded a provision for taxes from operations of $21,000 and $16,000 for the three months ended July 31, 2008 and 2007, respectively.  The Company has not recognized the tax benefit generated by the year-to-date loss in light of the uncertainty surrounding the Company’s level of profitability for the balance of fiscal 2008 given, among other things, the lower expectations of clinical research revenues and the timing and success of new product introductions.  This assessment was made in a manner consistent with FASB Statement No. 109, Accounting for Income Taxes.  For the quarter ended July 31, 2007, the provision for taxes was calculated and presented in the statement of earnings as if the Company’s earnings were fully taxable.  The amount of income taxes payable, if any, is determined after utilizing the Company’s NOLs, including its pre-emergence bankruptcy NOLs.  Under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the tax benefit for the utilization of these pre-emergence bankruptcy NOL carry forwards must be recognized as a reduction of intangibles rather than a reduction of the provision for taxes in the statement of earnings.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109 (“FIN 48”) on November 1, 2007.  There was no additional reserve for uncertain tax positions recognized as a result of adoption of FIN 48.  During the three and nine months ended July 31, 2008, the Company recognized $0 and $27,000, respectively, of income tax expense related to the increase in reserves for uncertain tax positions.  The total reserve as of July 31, 2008 was $27,000.  The entire amount of the reserve is related to uncertainties regarding income tax nexus with various states in which the Company operates.  Included in the reserve is $8,000 of estimated interest and penalties.  The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

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

The Company has recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future.  Although this determination was made in a prior fiscal year, it is still applicable as of July 31, 2008, and the Company will continue to assess the need for a full valuation allowance in future quarters.  Under SOP 90-7, a substantial portion of any future reversal of the valuation allowance will first reduce any intangible assets and then be credited directly to additional paid-in capital.  Approximately $2.3 million of the NOLs covered by the valuation allowance is related to post-bankruptcy NOLs.  After the exhaustion of pre- emergence bankruptcy NOLs, this amount would be available to reduce the provision for taxes in the statement of operations.   Thereafter, $778,000 related to excess stock option tax deductions would be recognized as additional paid-in capital when realized in the Company’s income tax return.

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

11.          Severance Costs

On January 31, 2008, the Company implemented a Reduction-In-Force that terminated the employment of eight employees to allow better management of operating expenses.  On the same date, the Company’s then Chief Financial Officer retired.  As a result of these actions, the Company accrued a total of $194,000 in severance costs.

On April 30, 2008, the Company implemented a second Reduction-In-Force that terminated the employment of nine employees.  In the second quarter 2008, the Company also terminated a relationship with a foreign distributor.  As a result of these actions, the Company accrued a total of $172,000 in severance costs.

No severance costs were incurred in the third quarter.  For the nine months ended July 31, 2008, total severance costs of $366,000 were incurred.

The following table reconciles three months ended July 31, 2008 activity for accrued severance expenses:

(In thousands)
Balance, beginning of period	$254
Severance payments	(197)
Severance incurred during period	0
Balance, end of period	$57

The following table reconciles nine months ended July 31, 2008 activity for accrued severance expenses:

(In thousands)
Balance, beginning of year	$0
Severance payments	(309)
Severance incurred during period	366
Balance, end of period	$57

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

The Company launched the next generation Platinum Elite cardiorespiratory diagnostic system in its hospital and physician office product line during the latter half of the second quarter of fiscal 2008.  This new system, the first significant introduction since 1998, has several new features and technological advancements, and will enable Angeion to achieve new manufacturing synergies.

Total revenue for the third quarter of 2008 was $7.6 million, a decrease of 14.3% from $8.9 million in 2007.  Operating expenses for the third quarter of 2008 were $3.7 million, a decrease of 17.6% from the same period in 2007.  Net profit for the three months ended July 31, 2008 was $259,000, or $0.06 per share, compared to net income of $4,000, or $0.00 per diluted share, for the same period in 2007.

Total revenue for the nine months ended July 31, 2008 was $22.4 million, a decrease of 23.9% from $29.4 million in 2007.  Operating expenses for the period were $12.4 million, a decrease of 6.4% from the same period in 2007.  Net loss for the nine months ended July 31, 2008 was $789,000, or $0.19 per share, compared to net income of $946,000, or $0.22 per diluted share, for the same period in 2007.

Results of Operations

The following table contains selected information from the Company’s consolidated statements of earnings, expressed as a percentage of revenues:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.4	50.1	48.6	50.0
Gross margin	51.6	49.9	51.4	50.0
Operating expenses:
Selling and marketing	26.0	29.7	29.7	26.0
General and administrative	12.5	10.6	14.8	10.1
Research and development	7.4	8.0	8.4	7.0
Amortization of intangibles	2.4	1.9	2.4	1.9
	48.3	50.2	55.3	45.0
Operating income (loss)	3.3	(0.3)	(3.9)	5.0
Interest income	0.4	0.5	0.6	0.4
Income (loss) before taxes	3.7	0.2	(3.3)	5.4
Provision for taxes	0.3	0.2	0.2	2.2
Net income (loss)	3.4%	0.0%	(3.5)%	3.2%

The following paragraphs discuss the Company’s performance for the three and nine month periods ending July 31, 2008 and 2007.

Revenue

Total revenue for the three and nine months ended July 31, 2008, decreased by 14.3% and 23.9%, respectively, compared to the same period in 2007.  The decrease in revenue of $1.3 million for the three month period ended July 31, 2008 was caused in part by a $607,000 decrease in revenues from clinical research customers due to the early conclusion of our large clinical research customer’s trials as well as a general softening of orders in the Company’s domestic capital equipment business.  Sales to the large clinical research customer accounted for only 5.0% of revenue in the three months ending July 31, 2008 compared to 11.1% of revenue for the same period in 2007.

The decrease in revenue of $7.0 million for the nine-month period ended July 31, 2008 was caused in part by a $4.8 million decrease in revenues due to the early conclusion of our large clinical research customer’s trials.  For the nine months ending July 31, 2008, sales to this customer accounted for 4.8% of revenue compared to 20.0% of revenue for the same period in 2007.

Excluding sales to this customer, revenue for the three and nine months ended July 31, 2008 decreased by 8.4% and 9.4%, respectively, compared to the same period in 2007.  The decrease in revenue, exclusive of the clinical research project, is attributable to the delay in the launch of the new Platinum Elite cardiorespiratory product until the latter half of the 2008 second quarter.

The Company continues to actively pursue perspective accounts in the clinical research field.  In the third quarter, the Company signed a new multi-year program with a pharmaceutical customer.

Gross Margin

Gross margin percentage for the three and nine-month period ended July 31, 2008 increased to 51.6% and 51.4% of revenue, respectively, compared to 49.9% and 50.0%, respectively, for the same period in 2007.  Gross margin percentage for the three and nine month periods increased slightly as a result of cost reductions implemented in the first and second quarters of 2008, higher margin service revenues as an increased percentage of total revenue and less product sold to our large clinical research customer, which carried a lower product margin.

Selling and Marketing

Selling and marketing expenses decreased to $2.0 million and $6.7 million, respectively, for the three and nine month periods ended July 31, 2008 from $2.6 million and $7.6 million for the same periods in 2007.

The $657,000, or 25.0%, decrease for the three month period ended July 31, 2008 is primarily due to a drop in payroll, benefit and travel expenses.  In the first half of 2008, the Company twice implemented a Reduction-In-Force (RIF) that terminated the employment of a total of 17 employees, mostly in sales and marketing, to allow better management of operating expenses.  Savings related to the RIF were $226,000 for the third quarter with no related severance charges recorded.  In addition, travel and customer support expenses decreased by $131,000 and commissions decreased by $140,000 as a result of the challenging sales environment.

The $985,000, or 12.9%, decrease for the nine month period is primarily due to a drop in payroll, benefit and travel expenses.  In addition to the RIF savings of $359,000 for the period, travel and customer support expenses also decreased by $266,000 and, as a result of lower than expected sales, commissions dropped $361,000 for the nine months ended July 31, 2008 compared to the same period in 2007.  These expense savings were partially offset by additional stock-based compensation of $80,000 incurred in 2008 compared to an immaterial expense in 2007.  In addition, severance expense for marketing personnel incurred during fiscal 2008 totaled $180,000.

General and Administrative

For the three months ended July 31, 2008, general and administrative expenses increased by $8,000, or 0.7%, compared to the same period in 2007.  For the nine months ended July 31, 2008, general and administrative expenses increased by $328,000, or 11.0%, compared to the same period in 2007.

For the three months ended July 31, 2008, non-cash stock-based compensation expense of $92,000 was incurred versus an immaterial expense for the same period in 2007.  This was partially offset by savings in personnel costs of $78,000.

For the nine months ended July 31, 2008, non-cash stock-based compensation expense of $221,000 was incurred versus an immaterial expense for the same period in 2007.  Personnel and recruiting expenses increased by $43,000 versus 2007.  In addition, directors’ fees as well as higher depreciation expense from purchases of information technology equipment caused an increase of $84,000 in general and administrative costs compared to the prior year.

Research and Development

Research and development expenses for the three and nine months ended July 31, 2008 were $565,000 and $1.9 million, respectively, compared to $707,000 and $2.1 million, respectively, for the same periods in 2007.

Personnel, travel and consulting costs decreased $126,000 and $183,000, respectively, for the three and nine month periods ended July 31, 2008.  In addition, for the nine month period, project expenses associated with new products decreased by $57,000, or 15.3%, compared to the same period in 2007 due to early completion of certain new project testing.

Amortization of Intangibles

Amortization of developed technology was $182,000 and $546,000, respectively, for the three and nine months ended July 31, 2008 compared to $172,000 and $557,000, respectively, for the same period in 2007.  For the nine month period, the decrease is attributable to reductions in the valuation of developed technology as the Company utilized its pre-emergence bankruptcy net operating loss (“NOL”) carry forwards in 2007, which lowered the 2008 carrying values.

Interest Income

Interest income for the three months ended July 31, 2008 decreased $16,000 from $48,000 to $32,000 versus 2007 as a drop in market interest rates during the third quarter more than offset higher cash balances.

For the nine months ended July 31, 2008, interest income increased $6,000 to $137,000 compared to the same period in 2007 due to higher cash balances held during the first three quarters of 2008.

Provision for Income Taxes

Under Generally Accepted Accounting Principles, the Company is required to present the provision for taxes as if it were fully taxable in accordance with SOP 90-7.  With respect to the actual payment of taxes, however, the Company has utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards.  During the quarter ended July 31, 2008, the Company did not use any tax benefits related to pre-emergence bankruptcy NOLs.  During 2007, the Company used tax benefits of $404,000 related to pre-emergence bankruptcy NOLs.  These benefits have been recorded as a reduction of intangible assets.    See note 9 to the consolidated financial statements, “Income Taxes,” in this Form 10-Q for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation.

The Company had cash and cash equivalents of $7.5 million and working capital of $14.5 million as of July 31, 2008.  During the first three quarters of fiscal 2008, the Company reported a net loss of $789,000; however, cash flow from operating activities improved by $1.0 million, primarily due to the collections of accounts receivable for $2.4 million on the large sales volumes that occurred in the fourth quarter of fiscal 2007.  In addition, the add-back of non-cash expenses totaling $1.2 million for depreciation, amortization and stock-based compensation improved the Company’s cash flow.

Partially offsetting these cash inflows were an increase in inventory levels of $797,000, a decrease in accounts payable balances of $441,000 and a decrease in employee compensation payables of $992,000.  Inventory levels have steadily increased as the Company prepares for new product launches during fiscal 2008.  Employee compensation accruals decreased due to a lower bonus accrual for 2008 year to date performance compared to 2007 and because employee bonuses are paid out during the first quarter of the fiscal year.

For the nine months ended July 31, 2008, the Company used $168,000 in cash for the purchase of property, equipment and intangible assets.  The Company has no material commitments for capital expenditures for the remainder of fiscal year 2008.

The Company believes that its liquidity and capital resource needs for the next twelve months will be met through its current cash and cash equivalents as well as cash flows resulting from operations.  The Company has no debt.

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

(b) Changes in Internal Controls.

There have been no significant changes in internal control over financial reporting that occurred during the third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company reported the results of its 2008 Annual Meeting of Shareholders in its Form 10-Q for the quarter ended April 30, 2008.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.           Certifications pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.           Certifications pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

September 15, 2008	By:	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer

September 15, 2008	By:	/s/ William J. Kullback
William J. Kullback
Chief Financial Officer