Form 10-K
period 2008-10-31
ANGEION CORP/MN
filed 2009-01-26
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended October 31, 2008.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________.

Commission File Number 001-13543

ANGEION CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1579150
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

350 Oak Grove Parkway, Saint Paul, Minnesota 55127-8599
(Address of principal executive offices)

Registrant’s telephone number, including area code: (651) 484-4874

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 Par Value	Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $29,501,000 as of the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $7.24 per share.

As of January 8, 2009, the Company had outstanding 4,120,411 shares of Common Stock, $0.10 par value.

PART I

Item 1.      Business.

          Unless the context requires otherwise, references in this Form 10-K to “Angeion” or the “Company” means Angeion Corporation, while references to “Medical Graphics” refer to Medical Graphics Corporation, a wholly owned subsidiary of Angeion. Angeion and Medical Graphics are collectively referred to as the “Company.”

Overview

          The Company is a medical device manufacturer with revenues of $30.0 million for the year ended October 31, 2008. Domestic product sales and service revenue accounted for 79.4% of fiscal 2008 revenue while international product sales accounted for the remaining 20.6%. The Company, through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardio-respiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names. These cardio-respiratory diagnostic systems have a wide range of applications in healthcare, wellness and health and fitness. Revenue consists of equipment and supply sales as well as service revenue. Equipment and supply sales reflect sales of non-invasive cardio-respiratory diagnostic equipment and aftermarket sales of peripherals and supplies. Service revenue consists of revenue from extended service contracts, non-warranty service visits and additional training.

(a)	General Development of Business.

          Angeion Corporation was incorporated in Minnesota during May 1986 for the purpose of developing, manufacturing and selling medical products. In July 1988, Angeion merged with Verde Ventures Incorporated, a public company organized in March 1987 that had no operations at the time of the merger and the surviving legal entity changed its name to Angeion Corporation.

          During the period from 1990 through March 2000, Angeion was engaged in the development and sale, directly and through joint ventures, of implantable cardioverter defibrillator (“ICD”) systems. ICDs are designed to treat abnormally rapid heartbeats in the ventricular (or lower) chambers of the heart, a condition known as ventricular tachycardia (“VT”), and a severe form of VT known as ventricular fibrillation (“VF”), that if not terminated will lead to sudden cardiac death. ICDs are electronic devices that are implanted within the body and are connected to the heart with defibrillator leads. These devices monitor the patient’s heartbeat and, in the event of VT or VF, deliver an electrical shock to return the heartbeat to normal rhythm. During 1999 and 2000, the Company completed two restructurings, granted a series of non-exclusive licenses to its ICD technology and discontinued its ICD operations.

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

          The Company is a medical device manufacturer that designs and markets non-invasive cardiorespiratory diagnostic systems. All of the Company’s cardiorespiratory diagnostic products are “similar” because they have a common functional testing platform — the measurement of air flow and respiratory pressures and, in most cases, the analysis of inhaled and exhaled gases such as oxygen and carbon dioxide. Consequently, the Company operates in a single industry segment: the research, development, manufacture and marketing of non-invasive cardiorespiratory diagnostic systems.

(c)	Narrative Description of Business.

General

          Through its Medical Graphics Corporation subsidiary, Angeion designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under both the MedGraphics and New Leaf brand and trade names. These cardiorespiratory diagnostic systems have a wide range of applications in healthcare, wellness, and health and fitness.

          Healthcare professionals use these cardiorespiratory diagnostic systems to diagnose shortness of breath and lung diseases such as asthma, emphysema, or Chronic Obstructive Pulmonary Disease (“COPD”), and manage related treatment. Through breath-by-breath analysis, some of the Company’s cardiorespiratory diagnostic systems measure fitness or conditioning levels to help physicians diagnose heart diseases such as heart failure and coronary disease. The Company also sells its cardiorespiratory diagnostic systems and services to clinical research customers for use in conducting safety and efficacy clinical trial studies both in the United States and internationally. Other health professionals use cardiorespiratory diagnostic systems to measure calorie consumption and to prescribe safe and effective exercise in rehabilitation, weight management, general fitness, and athletic performance. All of these applications are accomplished by measuring air flow and the concentrations of inhaled and exhaled gases such as oxygen and carbon dioxide while a person is at rest, or exercising on a bike or treadmill. Professionals use this same assessment of gases and air flow to determine nutritional requirements of critically-ill patients in a hospital or to design a weight loss program for members in a health club wishing to assess the number of calories they should consume and burn daily.

          Primary MedGraphics brand products include pulmonary function (“PFT”) and cardiopulmonary gas exchange (“GX”) testing systems. All MedGraphics systems are designed to be simple and easy-to-use while at the same time provide the flexibility to address the specific needs of hospitals, clinics and physician offices. MedGraphics’ products, except for certain OEM products, are generally sold with a personal computer, full color monitor, printer and other peripherals.

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

Pulmonary Function Systems

          Health care professionals use assessment of pulmonary function to diagnose lung diseases such as COPD, asthma and emphysema, and manage treatment of their patients. Pulmonary function applications include screening asthma patients, pre-operative and post-operative assessment of heart and lung surgery patients, evaluating lung damage from occupational exposures and documenting responses to therapy.

          These pulmonary function systems fall into three major product categories: Spirometry, Complete Pulmonary Function and Body Plethysmography. These products are sold under the MedGraphics name.

Spirometry. Spirometry provides measurements of airflow, lung volume and elastic/mechanical properties. The CPF-S/D USB spirometer is comprised of a flow measurement module and a personal computer (“PC”). The spirometer can serve as a platform that can be upgraded to either a complete pulmonary function or cardiopulmonary exercise system.

Complete Pulmonary Function Systems. The Ultima/PF Series is MedGraphics’ complete pulmonary function system. The Ultima/PF is available as a desktop or cart-mounted module that performs rapid, non-invasive assessment of an individual’s lung volumes, respiratory pressures and gas diffusion in addition to spirometry measurements.

Body Plethysmograph Systems. The Platinum Elite Series comprises MedGraphics’ body plethysmograph system. A body plethysmograph is an enclosed metal and clear acrylic chamber that offers the most sensitive method for measuring chest wall movement. The patient sits inside the chamber and undergoes diagnostic pulmonary function tests. MedGraphics’ medical design Platinum Elite Series minimizes patient anxiety and discomfort while maximizing accuracy. The system’s design optimizes patient comfort with a clear-view acrylic enclosure and allows testing of a broad population including pediatric patients and individuals in wheelchairs.

The Platinum Elite Series is available in two configurations:

Platinum Elite DL. The Platinum Elite DL performs spirometry, measures the total volume of air in the lung and resistance to airflow in the airways of the person’s lungs. It also performs the diffusion test in the same manner as the Ultima/PF.

Platinum Elite DX. The Platinum Elite DX performs all the same tests as a Platinum Elite DL, and adds an additional lung volume measurement.

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

          Applications include evaluating the effect of medication, monitoring patients with chronic disease, diagnosing lung diseases (i.e. COPD, asthma and emphysema), managing treatment, assessing the surgical risk of lung transplant and lung reduction candidates and evaluating the impact of diseases such as neuromuscular disease on breathing.

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

          MedGraphics systems can also perform measurements of individuals at rest to determine nutritional requirements of critically-ill patients or individuals wishing to assess the number of calories burned per day, which is termed “energy expenditure.” This measurement is known as a “metabolic assessment” and is marketed by Medical Graphics as the Ultima/CCM option. Configurations using both the CPX and CCM applications are marked as an Ultima/MAX system.

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

VO2000. The VO2000 is a portable/ambulatory version that can transmit data via telemetry. In addition to uses for exercise and nutritional requirements, these portable and wearable products include assessment of work capacity in occupational medicine and physical therapy as well as field training of amateur and elite athletes during participation in their actual events. The VO2000 technology platform, reconfigured as a VO2PAS, is a key component of the Company’s New Leaf Active Metabolic TrainingTM System health and fitness product.

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

Cycle Ergometers and Treadmills

          The Company offers several models of cycle ergometers providing healthcare professionals and patients a tool for more successful outcomes in clinical rehabilitation and athletic training. A cycle ergometer is a specially-designed stationary exercise bicycle that can operate at a broad spectrum of resistance levels while a treadmill is a motorized walking/running surface that can operate at different inclines to produce a range of work levels. Medical Graphics has cycle ergometers and treadmills that are used in diagnostic, rehabilitation, training and sports medicine applications. The ergometers and treadmills are used and controlled by the Company’s cardiopulmonary exercise testing systems.

Competition

          The industry for companies selling cardiopulmonary diagnostic systems is competitive. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by Medical Graphics. The Company’s competitors include both large and small medical companies, some of which have greater financial and technical resources and broader product lines. Cardinal Health, Inc, Cosmed and nSpire Health are the principal competitors for the Company’s MedGraphics branded products. The Company believes that the primary competitive factors in its markets are product features, customer service, price, quality, product performance, market reputation, breadth of product offerings and effectiveness of sales and marketing efforts. The Company believes its MedGraphics brand product quality, product performance, market reputation and customer service are true differentiators that will contribute to future growth.

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

          Medical Graphics Quality Management System is certified to the requirements of ISO 13485:2003, Canadian Medical Device Regulations Part 1, and European Union Medical Device

Directive Annex II regarding the Development and Production of Cardio Respiratory devices. See “Regulation by Foreign Governments” below for additional discussion of the Company’s ISO 13485:2003 certification.

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

          On the healthcare end of the continuum, the MedGraphics branded products are sold to hospitals, physician offices, clinics, pulmonary physicians, cardiologists, critical care physicians, rehabilitation professionals and physical therapy professionals. The Company also supplies medical equipment and support for clinical research trials. During 2008, the Company concluded its relationship with its largest clinical research customer.

          On the fitness end of the continuum, the New Leaf branded products are sold to health and fitness clubs, corporations, weight loss centers, training studios, personal trainers and coaches. Each salesperson is responsible for a specific geographic area and is compensated with a base salary, expense reimbursement and a territory sales goal commission plan.

          Outside the United States, Medical Graphics markets its products through a network of independent distributors. During fiscal 2008, Medical Graphics used approximately 58 distributors to sell its products into 60 countries. These distributors typically carry a select inventory of MedGraphics products and sell those products in specific geographic areas, generally on an exclusive basis. International revenues accounted for 20.6% and 24.8% of total revenue for the years ended October 31, 2008 and 2007, respectively. All of Medical Graphics’ international sales are made on a United States dollar-denominated basis to distributors.

          International sales involve certain risks not ordinarily associated with domestic business including fluctuations in the purchasing power of local currencies, reliance on distributors and country-specific policies and procedures. The Company does not have direct exposure to currency exchange rates as all sales are dollar-denominated.

          Medical Graphics executes multiple sales and marketing strategies both domestically and internationally. The Company’s most successful sales and marketing tactics include product demonstrations that emphasize technological capabilities, breadth of services and unmatched customer service. In addition to onsite product demonstrations, the Company annually attends and hosts booth displays at various industry-specific conventions around the world. At these conventions, potential customers/clients have the ability to see and experience the unique features the products offer. Through these global conventions, the Company gains exposure to pulmonologists, respiratory therapists, allergy physicians, exercise physiologists, sports medicine professionals, personal trainers and exercise enthusiasts. Other marketing initiatives include educational seminars, print advertisements, direct mail campaigns and e-marketing campaigns through the (www.medgraphics.com) web site for MedGraphics branded products and (www.newleaffitness.com) for New Leaf branded products.

Research and Development

          In 2008, Medical Graphics continued to develop new products and implemented product improvements designed to enhance product reliability and improve margins. The Company’s research and development initiatives are targeted for hospitals, clinics, physician’s offices and the health and fitness club markets. An integral component of the Company’s future growth strategies includes developing and introducing additional new products.

          Research and development expenses were $2.4 million and $2.8 million for the years ended October 31, 2008 and 2007, respectively.

Intellectual Property

          Patents and trademarks are critical in the medical device industry. The Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs. The Company also relies upon trade secrets and proprietary know-how.

          The Company relies on a combination of patent, trademark and trade secret laws to establish proprietary rights in its products. Medical Graphics currently owns 25 United States patents and is actively developing and obtaining additional patents. These patents cover the various aspects of Medical Graphics’ core technologies, including gas analysis, pressure and flow measurement, breath-by-breath assessment of gas exchange data analysis and expert system software. The Company employs various Medical Graphics’ patents in its New Leaf business model. In addition, Medical Graphics has a number of foreign patents with respect to technologies covered by its United States patents.

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

          Medical Graphics also owns registered trademarks and has applied for other trademarks in the U.S. and certain foreign countries. Medical Graphics owns and actively enforces an array of related copyrights and trademarks. These include but are not limited to: MedGraphics, preVent Pneumotach, BreathPath, BreezeSuite, CPX/D, CCM/D, CardiO2, CPX/Express, CCM/Express, Ultima/PF, Ultima/CPX, Ultima/CCM, Ultima/PFX, 1085/DX, Elite/Dx, Elite/DL, PF/Dx, Platinum Elite/Dx, Platinum Elite/DL, CPF-S/D, Pulmonary Consult, Exercise Consult, KnowledgeNet and various logos.

          Similarly, Medical Graphics owns registered New Leaf trademarks and copyrights and has applied for others including, but not limited to: New Leaf, ExerSmart, ExerScript, PDC Personal Digital Coach, PAS Personal Assessment System, New Leaf Active Metabolic Training, EnerySmart and various logos.

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

Employees

          As of January 15, 2009, the Company had 121 full-time and 4 part-time employees. No employees are represented by a collective bargaining agreement and the Company has not experienced any work stoppage. Management believes that relations with its employees are good.

Cautionary Note Regarding Forward-looking Statements

          The discussions in this Form 10-K in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements about Angeion’s future financial results and business prospects that by their nature involve substantial risks and uncertainties. You can identify these statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “plan,” “will,” “target,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans or prospects. Our actual results may differ materially depending on a variety of factors including: (1) national and worldwide economic and capital markets conditions; (2) cost-containment efforts in the hospital, clinics, and office markets, (3) our ability to successfully operate our business including our ability to develop, improve, and update our cardiorespiratory diagnostic products and successfully sell these products under the MedGraphics and New Leaf brand names into existing and new markets, (4) our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations that will enable us to increase revenues and profitability as opportunities develop, (5) our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers, (6) our ability to effectively manufacture and ship products in required quantities to meet customer demands, (7) our ability to expand our international revenue through our distribution partners and our Milan, Italy representative branch office; (8) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products, (9) our ability to defend our intellectual property, (10) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures, and (11) our dependence on third-party vendors. These and other factors are summarized below in this Form 10-K under “Risk Factors.”

Item 1A.	Risk Factors.

The Company incurred a net loss in fiscal 2008 and will need to reduce operating costs to achieve profitability in fiscal 2009 at lower revenues levels than in 2008 and 2007.

          The Company incurred a net loss of $686,000 in fiscal 2008 as its revenues decreased from $38.6 million in fiscal 2007 to $30.0 million in fiscal 2008. A significant reason for the decrease is the reduction in clinical research revenue due to the conclusion of the relationship with the Company’s largest clinical research customer, which the Company is working to backfill. Although it achieved profitability in the second half of fiscal 2008, the Company believes that in fiscal 2009, it must establish a cost structure, through operating efficiencies or headcount reductions, that enables it to operate profitably at a lower level of revenues than it achieved in 2007.

The Company’s results are affected by the effects of, and changes in, worldwide economic and capital markets conditions.

          The Company derived 20.6% and 24.8% revenues in 2008 and 2007, respectively, from outside the United States. The Company’s business may be adversely affected by factors in the United States and other countries that are beyond its control, such as downturns in economic activity in a specific country or region, labor conditions in a specific country or region.

The Company’s success will depend on its ability to sell its Med Graphics cardiorespiratory products into its core hospital, clinics and physician office market.

          The Company sells its MedGraphics brand cardiorespiratory diagnostic systems and services to hospitals, clinics and physician offices. As a result of the disruptive and uncertain economic conditions that emerged in the second half of calendar 2008 and the cost containment measures initiated by these customers, the Company believes that it will encounter a challenging environment for the sale of its MedGraphics products in 2009.

The Company’s success will also depend on its ability to sell its cardiorespiratory products to clinical research customers for use in conducting safety and efficacy clinical trial studies.

          Sales of MedGraphics cardiorespiratory diagnostic systems and services to one large clinical research customer used in conducting safety and efficacy clinical trials both in the United States and internationally decreased from 17.3% of revenues in fiscal 2007 to 4.1% of revenues in fiscal 2008. Although the Company has focused efforts on obtaining significant future revenue from clinical research studies, there can be no assurance that it will be able to do so.

The Company’s future growth is dependent on the timing and market acceptance of its New Leaf product offerings.

          The Company is focusing a portion of its resources on the weight loss, general fitness, clinical research and disease prevention markets that are a logical extension of its core cardiorespiratory systems technology. The Company’s principal products is its New Leaf Active Metabolic Training system. It also has new cardiorespiratory diagnostic products planned for introduction both domestically and internationally. The Company’s future success will be dependent, in part, upon the successful introduction of these products and services into the weight loss, general fitness, clinical research and disease prevention markets. Also, since these products are sold mostly to consumers, sales may be adversely affected by a downturn in the economic environment. In developing these new products, it will incur additional research and development and marketing expenses.

If the Company is unable to regain profitability in 2009, its liquidity may be adversely affected.

          Although it was profitable in fiscal 2006 and 2007, the Company was unprofitable in fiscal 2004, 2005 and 2008 and had an accumulated deficit of $4.1 million as of October 31, 2008. While the Company believes that its existing cash balance of $9.0 million at October 31, 2008 will be adequate to support operations for the next fiscal year or more, the Company must ultimately regain profitability or obtain additional financing to be able to meet its future cash flow requirements, and there can be no assurance that it will be able to do so.

The financial soundness of the Company’s vendors could affect its business and results of operations.

          The Company relies on third party vendors for certain components used in the Company’s products. A number of significant components, such as capacitors, batteries and integrated circuits, are purchased from sole source suppliers. Although the Company attempts to maintain sufficient quantities of inventory of these components to minimize production delays or interruptions, there can be no assurance that the Company will find suitable alternatives at reasonable prices, if at all, or that any alternatives will remain available to the Company. The Company’s inability to obtain acceptable components in a timely manner or find and maintain suitable replacement suppliers for components would have a material adverse effect on the Company, including its ability to manufacture its products. As a result of the disruptions in the financial markets and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, the Company’s vendors may experience cash flow concerns. As a result, vendors may increase their prices, reduce their output or change terms of sales. Any demands by vendors for different payment terms may adversely affect the Company’s earnings and cash flow.

Technology in the medical device industry changes rapidly

          Rapid technological change, changing customer needs and frequent new product introductions are all characteristics of the medical device industry. We face intense competition from other device manufacturers that may have access to greater resources. Our products may be rendered obsolete as a result of future innovations. Our competitors may succeed in obtaining regulatory approval and introducing products before we do. Such developments could have a significant negative impact on our business and results of operations.

The Company’s future operations are dependent upon variables outside of its control.

          Successful implementation of the Company’s business plan is dependent on the interaction of many variables, including the effects of changing industry conditions and new competition. While the Company believes that its business plan reflects reasonable judgments in assessing those risks, there can be no assurance that influences not foreseen by the Company will not adversely affect its ability to execute its business plan strategies. While the Company believes that its business plan projections are in line with achievable performance levels, there can be no assurance that the Company will be able to obtain, and sustain, projected sales revenue.

Protection of Intellectual Property is critical to the Company business.

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

The Company is dependent upon its Senior Management and Other Key Personnel.

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

Anti-Takeover Provisions in Minnesota law may make a hostile takeover of the Company’s business more difficult.

          The Company is governed by the provisions of Sections 302A.671 and 302A.673 of the Minnesota Business Corporation Act. These anti-takeover provisions could potentially operate to deny shareholders the receipt of a premium on their common stock and may also have a depressive effect on the market price of the Company’s common stock. Section 302A.671 generally provides that the shares of a corporation acquired in a “control share acquisition” have no voting rights unless voting rights are approved by the shareholders in a prescribed manner. A “control share acquisition” is generally defined as an acquisition of beneficial ownership of shares that would, when added to all other shares beneficially owned by the acquiring person, entitle the acquiring person to have voting power of 20% or more in the election of directors. Section 302A.673 prohibits a public corporation from engaging in a “business combination” with an “interested shareholder” for a period of four years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. A “business combination” includes mergers, asset sales and other transactions. An “interested shareholder” is a person who is the beneficial owner of 10% or more of the corporation’s voting stock. Reference is made to the detailed terms of Sections 302A.671 and 302A.673 of the Minnesota Business Corporation Act. The Company has also entered into agreements with certain executive officers that provide for certain benefits upon a change of control. These agreements would make any sale of the Company more expensive to a third party.

Item 1B.	Unresolved Staff Comments.

          None.

Item 2.	Properties.

          The Company currently leases a 52,254 square foot building for its office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota. The building is also the location of the Company’s Medical Graphics subsidiary. The building lease for the Company’s present office and manufacturing space, by its terms, will expire in June 2009. On December 21, 2008, the Company signed a one year lease extension through June 30, 2010, with similar terms to the previous lease. This extension includes a renewal option giving the Company the right to extend the agreement for an additional four years effective July 1, 2010 and commencing June 30, 2014. The Company also leases 1,390 square feet of office space in Milan, Italy with the lease agreement expiring in December 2012. Annual rental costs of both facilities will be approximately $339,000 in fiscal year 2009. Rent expense for the Company’s facilities was $317,000 and $307,000 for the years ended October 31, 2008 and 2007, respectively.

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

          The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “ANGN.” The following table sets forth high and low sales prices as reported by the Nasdaq Capital Market for each quarter of FY 2008 and 2007.

Angeion Common Stock Prices
Fiscal Years	High	Low
2008
Fourth Quarter	$5.72	$2.80
Third Quarter	7.17	4.77
Second Quarter	8.83	6.51
First Quarter	9.77	5.95

2007
Fourth Quarter	$8.50	$5.62
Third Quarter	13.83	7.78
Second Quarter	17.87	12.90
First Quarter	18.50	10.00

          As of January 15, 2009, approximately 309 shareholders of record held the Company’s common stock. In addition, nominees for approximately 4,285 shareholders held shares in street name.

Dividends

          The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying any cash dividends in the future.

Equity Compensation Plan Information

          Under the Angeion Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of October 31, 2008, options for 800,000 shares had been granted, 426,850 shares had been issued upon exercise of options, 950 were forfeited and options to purchase 372,200 shares remained outstanding. In connection with the adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

          At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the Angeion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance under the 2007 Plan. At the 2008 Annual Meeting of Shareholders held on May 20, 2008, the shareholders approved an amendment to the 2007 Plan that increased the authorized shares of common stock for issuance by 300,000 to a total of 550,000 shares. As of October 31, 2008, stock options for 358,753 shares were outstanding, 74,667 shares were outstanding under restricted stock awards and 116,580 shares were available for future grant.

          The following table provides information as of October 31, 2008 with respect to the shares of the Company’s common stock that may be issued under its 2002 Plan and 2007 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	730,953	$5.96	116,580

Equity compensation plans not approved by security holders	—		—

Total	730,953		116,580

Item 6.	Selected Financial Data

          In the table below, we have presented certain selected financial data as of and for each of the years in the five-year period ended October 31, 2008. The financial data has been derived from our audited consolidated financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis” and Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(In thousands, except per share data)	Years Ended October 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:

Revenue	$30,011	$38,580	$33,651	$23,774	$20,688
Cost of revenue	14,557	19,106	17,016	12,023	10,952
Gross margin	15,454	19,474	16,635	11,751	9,736

Operating expense:
Selling and marketing	8,646	10,107	8,148	7,192	6,131
General and administrative	4,390	4,220	3,209	2,402	2,399
Research and development	2,437	2,820	2,367	2,061	1,672
Amortization of intangibles	728	733	812	811	951
Total operating expense	16,201	17,880	14,536	12,466	11,153

Operating income (loss)	(747)	1,594	2,099	(715)	(1,417)
Interest income	163	182	81	34	18

Income (loss) before taxes	(584)	1,776	2,180	(681)	(1,399)
Provision for taxes	102	719	914	9	—

Income (loss) from continuing operations, net of taxes	(686)	1,057	1,266	(690)	(1,399)

Gain (loss) from discontinued operations, net of taxes	—	—	171	(229)	(901)

Net income (loss)	$(686)	$1,057	$1,437	$(919)	$(2,300)

Weighted Average Common Shares Outstanding:
Basic	4,090	3,987	3,634	3,606	3,598
Incremental effect of options and warrants	—	366	118	—	—
Diluted	4,090	4,353	3,752	3,606	3,598

Net income (loss) per share - basic:
Continuing operations	$(0.17)	$0.27	$0.35	$(0.19)	$(0.39)
Discontinued operations	—	—	0.05	(0.06)	(0.25)
Net income (loss)	$(0.17)	$0.27	$0.40	$(0.25)	$(0.64)

Net income (loss) per share - diluted:
Continuing operations	$(0.17)	$0.24	$0.34	$(0.19)	$(0.39)
Discontinued operations	—	—	0.04	(0.06)	(0.25)
Net income (loss)	$(0.17)	$0.24	$0.38	$(0.25)	$(0.64)

	As of October 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:

Cash and cash equivalents	$9,047	$6,908	$4,069	$1,072	$2,390
Working capital	15,028	14,154	10,204	5,409	5,290
Total assets	22,965	24,533	21,753	16,868	18,358
Total current liabilities	4,900	6,361	6,686	4,598	5,198
Total liabilities	5,689	7,104	7,443	4,935	5,526
Total shareholders’ equity	17,276	17,429	14,310	11,933	12,832

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          The Company is a medical device manufacturer with revenues of $30.0 million for the year ended October 31, 2008. Domestic product sales and service revenue accounted for 79.4% of fiscal 2008 revenue while international product sales accounted for the remaining 20.6%.

          The Company, through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardio-respiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names. These cardio-respiratory diagnostic systems have a wide range of applications in healthcare, wellness and health and fitness. Revenue consists of equipment and supply sales as well as service revenue. Equipment and supply sales reflect sales of non-invasive cardio-respiratory diagnostic equipment and aftermarket sales of peripherals and supplies. Service revenue consists of revenue from extended service contracts, non-warranty service visits and additional training.

          Revenue for fiscal 2008 decreased by 22.2% to $30.0 million compared to $38.6 million in 2007 while operating expense for fiscal 2008 was $16.2 million, a decrease of 9.4% from $17.9 million in 2007. Fiscal 2008 net loss was $0.7 million, or $0.17 per diluted share, compared to fiscal 2007 net income of $1.1 million, or $0.24 per diluted share, for the same period. During fiscal 2008, the Company concluded its clinical trial program with its largest clinical research customer. As a result of this event, year-over-year revenues were adversely impacted by $5.4 million.

          During the first half of fiscal 2008, the Company terminated the employment of 17 employees to allow better management of operating expense and, as a result, recorded severance charges of $369,000. For fiscal 2009, the Company expects these actions to decrease operating expense by approximately $1.5 million.

          The following table contains selected information from our historical consolidated statements of operations, expressed as a percentage of revenue:

	2008	2007

Revenue	100.0%	100.0%
Cost of revenue	48.5	49.5
Gross margin	51.5	50.5

Selling and marketing expenses	28.8	26.2
General and administrative expenses	14.6	10.9
Research and development expenses	8.1	7.3
Amortization of intangibles	2.5	1.9
Total operating expenses	54.0	46.3
Operating income (loss)	(2.5)	4.2
Interest income	0.5	0.4
Provision for taxes	0.3	1.9
Net income (loss)	(2.3%)	2.7%

          The following paragraphs discuss the Company’s performance for fiscal years ended October 31, 2008 and 2007.

          Revenue

          Fiscal 2008 total revenues decreased 22.2% to $30.0 million compared to $38.6 million in fiscal 2007. Domestic product revenues decreased by 21.9% to $20.1 in 2008 compared to 2007 revenues of $25.7 million. International product revenue decreased 35.5% to $6.1 million in 2008 compared to $9.4 million in 2007. Service revenues increased 11.3% to $3.8 million in 2008 compared to $3.5 million in 2007. Revenue from extended service contracts and non-warranty service visits increased in 2008 as the installed customer base increased as a result of higher sales in fiscal 2007, as well as non-warranty service visits for clinical research customers in the first three quarters of fiscal 2008.

          The Company sold cardiorespiratory diagnostic systems and services to its large clinical research customer that were used in conducting safety and efficacy clinical trials both in the United States and internationally. This customer accounted for 4.1% of revenues in fiscal 2008 compared to 17.3% in fiscal 2007. The Company completed its contract with this customer in the third quarter of 2008 and expects minimal revenue from this relationship in the future. Excluding sales to this customer, revenue for 2008 decreased by $3.2 million, or 9.8%, compared to 2007.

          Gross Margin

          Gross margin percentage for 2008 increased to 51.5% of revenues compared to 50.5% in fiscal 2007. In 2008, the Company reported an increase in higher margin service revenues in both total dollars and as a percentage of revenue. In addition, the 2007 gross margin was adversely impacted by price discounts negotiated by our large clinical research customer.

          During fiscal 2008, due to a change in accounting estimate, the inventory obsolescence reserve increased by $499,000 which negatively impacted gross margin. Excluding this impact, the Company’s gross margin percentage would have increased to 53.2%. See note 3, “Inventories”, in the consolidated financial statements for further discussion.

          Selling and Marketing

          Selling and marketing expenses for fiscal 2008 decreased by 14.5% to $8.6 million compared to $10.1 million for fiscal 2007.

          Selling and marketing expenses related to sales and sales support personnel, travel and customer support expenses decreased by 15.6%, or $870,000, for 2008 compared to 2007. The change is a result of the Company decreasing the number of personnel as a response to the slowing sales environment. Partially offsetting this decrease were expenses related to the representative branch office in Milan, Italy that increased by $113,000 in 2008 as the Company added additional headcount to assist in the delivery of marketing and technical support to the Company’s European distribution partners. Finally, commission expenses decreased by $478,000 in 2008 compared to 2007 corresponding to the previously mentioned decrease in revenue.

          General and Administrative

          General and administrative expenses for 2008 increased by 4.0%, or $170,000, to $4.4 million compared to $4.2 million in 2007.

          As a result of Company performance, bonus payouts decreased by $292,000 in 2008 compared to the prior year. Partially offsetting this was an increase in payroll expense of $260,000, mainly as a result of severance charges incurred in the first half of the fiscal year. Professional fees decreased by $157,000 in 2008 compared to 2007 as the prior year included fees associated with a special shareholder meeting and the cost of restating the Company’s Forms 10-QSB for the first three quarters of 2006. In addition, there was a $198,000 increase in general and administrative expenses for 2008 as compared to 2007 due to changes in the allowance for doubtful accounts. General and administrative expenses also included $80,000 in consulting expenses associated with Sarbanes-Oxley compliance in 2008 compared to $132,000 in 2007.

          Overall 2008 general and administrative expense was impacted by an increase in non-cash stock-based compensation expense of $277,000 as compared to 2007. The Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (“SFAS 123(R)”), on November 1, 2006, but did not issue any options until the fourth quarter of fiscal 2007. As a result, general and administrative as well as other operating expense categories increased in 2008 compared to the prior year. The Company recognized only $50,000 in non-cash stock-based compensation expense during 2007 related to general and administrative expenses compared to $327,000 in 2008.

          Research and Development

          Research and development expenses for 2008 decreased by 13.5%, or $383,000, to $2.4 million compared to the same period in 2007.

          Personnel-related costs decreased by $261,000 in 2008, compared to the same period in 2007 as the Company reduced headcount in the current year. In addition, project expenses associated with new product development decreased by $178,000 for 2008 compared to 2007. The Company introduced the Platinum EliteTM during the second quarter of 2008. Much of the spending on the testing of the Platinum EliteTM occurred during fiscal 2007. The Company still continues to focus on other new product development initiatives, including products targeted for cardiology, dietary, asthma, allergy and primary care physicians, health and fitness club professionals, as well as international markets. In addition, the Company is also developing new functionality and new technologies for use in existing products.

          Amortization of Intangibles

          Amortization of developed technology was $728,000 for 2008 compared to $733,000 in 2007. As further described in note 9 to the consolidated financial statements, “Income Taxes,” in this Form 10-K, as the Company utilizes pre-emergence bankruptcy net operating loss (“NOL”) carry forwards, the Company will reduce the value of developed technology until the net carrying value is zero. To the extent that utilization of these NOLs reduces the value of developed technology, future amortization expense will be reduced.

          Interest Income

          Interest income for the year ended 2008 decreased to $163,000 from $182,000 in 2007. While there was an increase in excess cash balances available for short-term investment, the decrease in interest income is principally due to the negative impact of lower interest rates in fiscal 2008.

          Provision for Taxes

          The Company is required to present the provision for taxes as if it were fully taxable in accordance with SOP 90-7. The Company has utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards. During 2007, the Company used tax benefits of $318,000 related to pre-emergence bankruptcy NOLs. These benefits have been recorded as a reduction of intangible assets. Due to its loss before taxes in 2008, the Company did not use any net benefits related to these NOLs. See note 9 to the consolidated financial statements, “Income Taxes,” in this Form 10-K for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

          Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation.

          The Company had cash and cash equivalents of $9.0 million and working capital of $15.0 million as of October 31, 2008. During 2008, the Company generated $2.3 million in cash from operating activities, primarily from the change in accounts receivable that resulted in a cash inflow of $2.5 million. The decrease in accounts receivable reflects a year-over-year revenue decline of over 22% for 2008. Days sales outstanding (“DSO”), which measures how quickly receivables are collected, increased by 15 days between 2008 and 2007, improving cash flow. Cash flow was also improved by removing the non-cash impact on net income of the increase in inventory obsolescence of $499,000. This was a result of a change in estimate of inventory obsolescence due to changing economic conditions and aging related to inventory items.

          Partially offsetting these cash inflows were a decrease of $753,000 in employee compensation accruals due to the reduced 2008 bonus payouts and an increase of $332,000 in gross inventory balances that were an effect of the decrease in sales.

          During 2008, the Company used $203,000 in cash for the purchase of property and equipment. The Company has no material commitments for capital expenditures for fiscal year 2009.

          An immaterial amount of cash was generated from financing activities in 2008. In 2007, $1.9 million in cash was generated from the exercise of options and warrants to purchase the Company’s common stock and issuance of common stock under our employee stock purchase plan. The Company also realized $374,000 in tax benefits from stock options exercised during 2007.

          The Company believes that its liquidity and capital resource needs for fiscal year 2009 will be met through its current cash and cash equivalents and cash flows from operations.

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

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 for service contract revenue. Deferred income associated with service contracts and supplies was $2,005,000 and $2,120,000 as of October 31, 2008 and 2007, respectively. Revenue from installation and training services provided to domestic customers is deferred until the service has been performed. The amount of deferred installation and training revenue was $223,000 and $365,000 at October 31, 2008 and 2007, respectively.

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

          Reserve for Inventory Obsolescence. We analyze the level of inventory on hand on a periodic basis in relation to estimated customer requirements to determine whether write-downs for excess, obsolete or slow-moving inventory are required. Any significant or unanticipated change in the factors noted above could have a significant impact on the value of our inventories and on our reported operating results.

          Allowance for Doubtful Accounts. The Company establishes estimates of the uncollectibility of accounts receivable. Management analyzes accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required. For the year ended October 31, 2008, the allowance for doubtful accounts increased by $198,000 from the prior year end.

          Income Taxes. The Company utilizes the asset and liability method of accounting for income taxes. The Company recognizes deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. Each quarter, the Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income. The analysis to determine the amount of the valuation allowance is highly judgmental and requires weighing positive and negative evidence including historical and projected future taxable income and ongoing tax planning strategies. While the Company was profitable for nine consecutive quarters through

October 31, 2007, it believes this performance was largely driven by revenues generated from its large, single clinical research customer. That revenue has diminished to support and service revenue in 2008 and the Company sustained a loss in the first two quarters of fiscal 2008 and for fiscal 2008 as a whole.

          The Company believes more historical data is needed before the valuation allowance should be reduced. Based upon management’s assessment of all available evidence, the Company determined that it is more likely than not as of October 31, 2008 that none of its deferred tax assets will be realized. Therefore, at October 31, 2008, a full valuation allowance of $7.8 million has been established against the net deferred tax asset. If the Company determines that it has become more likely than not that part of or all its deferred tax assets will be realized, the Company will be required to partially or fully reduce this valuation allowance. If the Company reduces the valuation allowance, it will be required to allocate this reduction between pre and post bankruptcy deferred tax assets in the following manner:

• Under the application of AICPA SOP 90-7, when the valuation allowance relating to pre-emergence bankruptcy net operating loss and other deferred tax assets is reversed, tax benefits aggregating $4.7 million will be credited first to identifiable intangible assets arising from the bankruptcy and then to additional paid-in capital.

• The valuation allowance related to post bankruptcy net operating losses and other deferred tax assets is approximately $3.1 million. An aggregate of $2.3 million of the $3.1 million will first affect earnings as a reduction in the provision for taxes and thereafter, the remaining $0.8 million will increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As described in note 9 to the consolidated financial statements, if the Company realizes the benefits of pre-emergence bankruptcy deferred tax assets, the carrying amount of intangible assets will decline which will reduce the likelihood of future impairment charges for long-lived assets. To date, the Company has determined that no impairment of long-lived assets exists.

Foreign Currency Exchange Risk

          All sales made by the Company’s Medical Graphics subsidiary are denominated in U.S. dollars. The Company does not currently and does not intend in the future to utilize derivative financial instruments for trading or hedging purposes.

          The Company’s foreign subsidiaries located in Germany are not operating currently and are being liquidated. Balances remaining with these subsidiaries are currently minimal and the corresponding exposure to foreign exchange rate fluctuations is likewise minimal.

Recently Issued Accounting Standards

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

          In May 2008, the FASB issued Statements of Financial Standards No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

          Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (SAS 69), The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

          SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, ”The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

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

          In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See SFAS No. 157 discussion above.

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

          In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 is applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date are recognized. The cumulative effect of applying Interpretation 48 is reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on November 1, 2007. As a result of adoption, the Company recognized a $27,000 increase to reserves for uncertain tax positions. This amount was recognized as tax expense during the period ended January 31, 2008. For additional information, see note 9 to the consolidated financial statements, “Income Taxes”.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

          Our financial instruments consist exclusively of investments in money market funds. The value of these funds will fluctuate based on increases or decreases in prevailing market rates. The Company estimated market risk as the potential decrease in value from a hypothetical 0.5% change in interest rates, which did not cause a material change in the quarter end carrying value. As a result, we do not believe the Company has material market risk exposure.

          The Company does transact business in international markets. However, as all foreign contracts are dollar-denominated, there is minimal exposure to the Company due to currency fluctuations.

          The Company does not use derivative financial instruments nor do we enter into any futures or forward commodity contracts since we do not have significant market risk exposure with respect to commodity prices.

Item 8.	Financial Statements and Supplementary Data.

Management’s Report on Internal Controls over Financial Reporting

The Board of Directors and Shareholders
Angeion Corporation
St. Paul, MN

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of October 31, 2008.

          A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

          This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Angeion Corporation and Subsidiaries
St. Paul, MN

We have audited the accompanying consolidated balance sheet of Angeion Corporation and Subsidiaries (the Company) as of October 31, 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angeion Corporation and Subsidiaries as of October 31, 2008 and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, effective November 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
January 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Angeion Corporation:

We have audited the accompanying consolidated balance sheet of Angeion Corporation and subsidiaries (the Company) as of October 31, 2007, and the related consolidated statements of operations, cash flows and shareholders’ equity for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angeion Corporation and subsidiaries as of October 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota
January 28, 2008

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2008 and October 31, 2007
(in thousands except share and per share data)

	October 31, 2008	October 31, 2007
Assets
Current assets:
Cash and cash equivalents	$9,047	$6,908
Accounts receivable, net of allowance for doubtful accounts of $283 and $85, respectively	5,446	7,950
Inventories, net of obsolescence reserve of $597 and $84, respectively	5,143	5,310
Prepaid expenses and other current assets	292	347
Total current assets	19,928	20,515

Property and equipment, net of accumulated depreciation of $2,897 and $2,453, respectively	937	1,302
Intangible assets, net	2,100	2,716
Total Assets	$22,965	$24,533

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,544	$1,858
Employee compensation	1,288	2,041
Deferred income	1,531	1,839
Warranty reserve	157	253
Other current liabilities and accrued expenses	380	370
Total current liabilities	4,900	6,361

Long-term liabilities:
Long-term deferred income	789	743
Total Liabilities	5,689	7,104

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,166,457 and 4,088,445 shares issued and 4,091,790 and 4,088,445 shares outstanding in 2008 and 2007, respectively	409	409
Additional paid-in capital	20,956	20,423
Accumulated deficit	(4,089)	(3,403)
Total shareholders’ equity	17,276	17,429

Commitments and contingencies (Notes 8, 13, 15)
Total Liabilities and Shareholders’ Equity	$22,965	$24,533

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands except per share amounts)

	Year Ended October 31,
	2008	2007
Revenue
Equipment and supply sales	$26,154	$35,115
Service revenue	3,857	3,465
	30,011	38,580
Cost of revenue
Cost of equipment and supplies	14,064	18,642
Cost of service revenue	493	464
	14,557	19,106
Gross margin	15,454	19,474

Operating expense:
Selling and marketing	8,646	10,107
General and administrative	4,390	4,220
Research and development	2,437	2,820
Amortization of intangibles	728	733
	16,201	17,880

Operating income (loss)	(747)	1,594
Interest income	163	182

Income (loss) before taxes	(584)	1,776
Provision for taxes	102	719
Net income (loss)	$(686)	$1,057

Earnings (loss) per share - basic
Net income (loss) per share	$(0.17)	$0.27

Earnings (loss) per share - diluted
Net income (loss) per share	$(0.17)	$0.24

Weighted average common shares outstanding
Basic	4,090	3,987
Diluted	4,090	4,353

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended October 31,
	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$(686)	$1,057
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	456	444
Amortization	728	733
Stock-based compensation	513	62
Increase in inventory obsolescence reserve related to a change in estimate	499	—
Increase in allowance for doubtful accounts	198	(48)
Tax benefit from stock options exercised	—	(374)
Deferred income taxes	—	318
Changes in operating assets and liabilities:
Accounts receivable	2,306	(1,103)
Inventories	(332)	427
Prepaid expenses and other current assets	55	(62)
Accounts payable	(314)	283
Employee compensation	(753)	(27)
Deferred income	(262)	(534)
Warranty reserve	(96)	(82)
Other current liabilities and accrued expenses	10	395
Net cash provided by operating activities	2,322	1,489

Cash Flows From Investing Activities:
Purchase of property and equipment and intangible assets	(203)	(544)
Net cash used in investing activities	(203)	(544)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan	20	33
Proceeds from the exercise of stock options	—	1,223
Proceeds from the exercise of warrants	—	264
Tax benefit from stock options exercised	—	374
Net cash provided by financing activities	20	1,894

Net increase in cash and cash equivalents	2,139	2,839
Cash and cash equivalents at beginning of year	6,908	4,069
Cash and cash equivalents at end of year	$9,047	$6,908

Cash paid for taxes	$31	$123

Supplemental disclosure of non-cash investing activities:

During the year ended October 31, 2007, the Company decreased intangible assets by $318,000 with an offsetting decrease to the deferred tax valuation allowance of $318,000 for the usage of pre-emergence bankruptcy net operating loss carry forwards.

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended October 31, 2008 and 2007
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Number of shares	Par value

Balances at October 31, 2006	3,792	$379	$18,497	$(4,460)	$14,416

Employee stock purchase plan	6	1	32	—	33
Exercise of stock options	256	26	1,197	—	1,223
Exercise of warrants	34	3	261	—	264
Tax benefit from stock options exercised	—	—	374	—	374
Stock-based compensation	—	—	62	—	62
Net income	—	—	—	1,057	1,057

Balances at October 31, 2007	4,088	409	20,423	(3,403)	17,429

Employee stock purchase plan	4	—	20	—	20
Stock-based compensation	—	—	513	—	513
Net Loss	—	—	—	(686)	(686)

Balances at October 31, 2008	4,092	$409	$20,956	$(4,089)	$17,276

See accompanying notes to consolidated financial statements.

(1)	Description of Business

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

          Revenue consists of equipment and supply sales and service revenues. Equipment and supply sales reflect sales of Medical Graphics’ non-invasive cardiorespiratory diagnostic systems, New Leaf health and fitness products and aftermarket sales of peripherals and supplies. Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

(2)	Summary of Significant Accounting Policies

          Basis of Presentation

          The consolidated financial statements contained in this report reflect the accounting principles set forth in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). On June 17, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota. On October 24, 2002, the Court entered an order confirming the Joint Modified Plan of Reorganization dated September 4, 2002 (“Reorganization Plan”). The Reorganization Plan became effective on October 25, 2002. For accounting purposes, the Company adopted fresh-start reporting in accordance with SOP 90-7 as of October 31, 2002. In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values. Goodwill and intangible assets recorded upon the Company’s emergence from bankruptcy have been reduced by the use of pre-emergence bankruptcy net operating loss carry forwards (“NOLs”) as detailed in note 5 to the consolidated financial statements, “Intangible Assets.”

          Cash and Cash Equivalents

          Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase. As of October 31, 2008 and 2007, cash equivalents consisted of investments in money market funds.

          Trade receivables

          We carry unsecured trade receivables at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible and record recoveries of trade receivables previously written off when we receive them. When accounts receivable are considered past due, we do not charge interest on the balance. As of October 31, 2008 and 2007, the allowance for doubtful accounts was $283,000 and $85,000, respectively.

          Inventories

          Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis.

          Property and Equipment

          Property and equipment acquired subsequent to October 31, 2002 are carried at cost. Upon the adoption of SOP 90-7, the basis for property and equipment at October 31, 2002 was adjusted to reflect fair values of the assets. Equipment, computers and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets that range from three to ten years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred.

          Intangible Assets

          Definite lived intangible assets consist of developed technology that is amortized on a straight-line basis over seven and ten years. As further described in note 5 “Intangible Assets” to the consolidated financial statements, if the Company utilizes pre-emergence bankruptcy NOL carry forwards, the Company reduces the cost of developed technology until the net carrying cost is zero. To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced or eliminated.

          Fair Value of Financial Instruments

          The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The Company has no long-term debt.

          Advertising expense

          Advertising is expensed as incurred and was $29,000 and $35,000 for the 2008 and 2007 fiscal years, respectively.

          Income Taxes

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects these temporary differences to be recovered or settled. See note 9 to the consolidated financial statements, “Income Taxes,” for discussion of the Company’s valuation allowance.

          Revenue Recognition

          In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company’s products are sold for cash or on credit terms requiring payment based on the shipment date. Credit terms can vary between customers due to many factors, but are generally 30 to 60 days. Revenue, net of discounts, is recognized upon shipment or delivery to customers in accordance with written sales terms. Standard sales terms do not include customer acceptance conditions, future credits, rebates, price protection or general rights of return. The terms of sales to both domestic customers and international distributors are identical. In instances when a customer order specifies final acceptance of the system, revenue is deferred until all customer acceptance criteria have been met. Estimated warranty obligations are recorded upon shipment.

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. In accordance with paragraph 4 of the Emerging Issues Task Force abstract 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 to service contract revenue. Deferred income associated with service contracts and supplies was $2,005,000 and $2,120,000 as of October 31, 2008 and 2007, respectively.

          Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $223,000 and $365,000 at October 31, 2008 and 2007, respectively. In the fourth quarter of 2008, the Company changed its policy to recognize revenue related to installation and training if service was not performed within six months from equipment shipment date since the probability these services will be utilized by the customer after that time is remote based on continued analysis of historical information. Previously, the Company had waited three years until recognizing unused installation and training services. As a result of this change in estimate, the Company recognized $219,000 in additional revenue, an impact of $0.05 on basic and diluted earnings per share, during the quarter.

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

          The Company has one customer that accounted for 17.2% of revenue for the year ended October 31, 2007. No customer accounted for more than 10% of revenue in 2008.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. At October 31, 2008, advance payments from customers aggregated $92,000, of which $24,000 was from a single customer and at October 31, 2007, advance payments from customers aggregated $97,000 of which $55,000 was from a single customer. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

          Reclassification

          For the 2008 fiscal year, the Company reclassified Advance payments from customers on the face of the balance sheet and cash flow statement into the Deferred income line. This reclassification had no impact on total current liabilities, shareholders equity, net loss or net cash provided by operating activities.

          Research and Development Costs

          All research and development costs are charged to operations as incurred.

          Shipping and Handling Costs

          In accordance with the Emerging Issues Task Force (EITF) issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of revenue.

          Net Income (Loss) per Share

          Basic income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period. Diluted income (loss) per share is computed similarly to basic income (loss) per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options if dilutive, as well as the dilutive effect of any unvested restricted shares. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.

          Due to the net loss for fiscal 2008, stock options and unvested restricted shares were not dilutive. For fiscal 2007, the Company excluded 330,682 stock options and 97,759 warrants that were considered anti-dilutive.

          Shares used in the income per share computations for the years ended October 31, 2008 and 2007 are as follows:

(In thousands)	2008	2007
Weighted average common shares outstanding - basic	4,090	3,987
Dilutive effect of stock options and warrants	0	366
Weighted average common shares outstanding - diluted	4,090	4,353

          Concentrations of Credit Risk

          Financial instruments that subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable. Cash in excess of current operating needs is invested in accordance with the Company’s investment policy that emphasizes principal preservation.

          Share-Based Compensation

          Effective November 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Under the fair value recognition provisions of SFAS No. 123(R), the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively restated. The provisions of SFAS No. 123(R) apply to awards granted, modified or cancelled after the November 1, 2006 effective date. There were no non-vested awards outstanding on the effective date for SFAS No. 123(R). Total share-based compensation expense included in the Company’s statement of operations for the years ended October 31, 2008 and 2007 were $513,000 and $62,000, respectively.

          Impairment of Long-Lived Assets

          The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset. The Company measures the recoverability of assets to be held and used by comparing the carrying value of an asset to future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the Company recognizes the impairment as the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As described in note 5, if the Company realizes the benefits of pre-emergence bankruptcy deferred tax assets, the carrying amount of intangible assets will decline which will reduce the likelihood of future impairment charges for long-lived assets. To date, the Company has determined that no impairment of long-lived assets exists.

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

          In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See SFAS No. 157 discussion above.

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

          In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on November 1, 2007. As a result of adoption, the Company recognized a $27,000 increase to reserves for uncertain tax positions. This amount was recognized as tax expense during the period ended January 31, 2008. For additional information, see note 9 to the consolidated financial statements, “Income Taxes”.

(3)	Inventories

          Inventories consisted of the following at October 31, 2008 and 2007:

(In thousands)	2008	2007
Raw materials	$2,035	$2,380
Work-in-Process	156	177
Finished goods	2,952	2,753
	$5,143	$5,310

          During the year ended October 31, 2008, the Company changed its estimates for the reserve for obsolescence related to inventory used in sales and customer demonstrations. The Company changed its estimate of inventory obsolescence due to changing economic conditions and aging related to these inventory items. In addition, the Company wrote off $149,000 of obsolete inventory related to computers and peripherals. The following table illustrates the effect on pretax loss and loss per share for the year ended October 31, 2008:

(In thousands, except per share data)	Pretax Loss Effect	Loss per Share Effect
Write off of obsolete computers and peripherals	$149	$(0.04)
Increase in obsolescence reserve for sales and customer demonstration inventory	350	(0.08)
Total effect	$499	$(0.12)

(4)	Property and Equipment

          Property and equipment consisted of the following at October 31, 2008 and 2007:

(In thousands)	2008	2007
Furniture and fixtures	$2,118	$2,082
Equipment	1,034	999
Leasehold improvements	682	674
	3,834	3,755
Less: accumulated depreciation	(2,897)	(2,453)
	$937	$1,302

          Depreciation expense for fiscal 2008 and 2007 was $456,000 and $444,000, respectively.

(5)	Intangible Assets

          Intangible assets consisted of the following at October 31, 2008 and 2007:

(In thousands)	2008	2007
Intangible assets:
Developed technology	$6,722	$6,663
Trademarks (unamortized)	53	—
	6,775	6,663

Amortization – developed technology	(4,675)	(3,947)
	$2,100	$2,716

          Gross intangible assets increased by $112,000 during the 2008 fiscal year. This increase consisted of $53,000 classified as trademarks and $59,000 related to patents.

          The intangible assets related to developed technology are being amortized using the straight-line method over the estimated useful lives of the assets that range from seven to ten years. Amortization expense was $728,000 and $733,000 for the years ended October 31, 2008 and 2007, respectively. If the Company continues to utilize pre-emergence bankruptcy NOL carry forwards, the Company will further reduce the carrying cost of its developed technology until the net carrying cost of these assets is zero. To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced. Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of October 31, 2008, which does not reflect the possible reduction discussed above, is as follows:

(In thousands)	Amortization
2009	$727
2010	421
2011	420
2012	420
$1,988

          The above table does not include estimated amortization expense for patents of $59,000, included in developed technology, that are not yet placed in service.

(6)	Warranty Reserve

          Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on the type of equipment.

          Warranty provisions and claims for the years ended October 31, 2008 and 2007 were as follows:

(In thousands)	2008	2007
Balance, beginning of year	$253	$335
Warranty provisions	257	506
Warranty claims	(353)	(588)
Balance, end of year	$157	$253

(7)	Shareholders’ Equity

          Common Stock and Warrants

          There were 4,091,790 shares of the Company’s common stock outstanding at October 31, 2008. Under the Reorganization Plan, the Company issued 179,537 warrants to purchase additional common stock at an exercise price of $7.79 per share. All unexercised warrants expired on October 31, 2007. Shareholders exercised 33,969 warrants during the year ended October 31, 2007.

          Stock Options and Restricted Stock Awards

          Under the Angeion Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of October 31, 2008, options for 800,000 shares had been granted, 426,850 shares had been issued upon exercise of options, 950 were forfeited and options to purchase 372,200 shares remained outstanding. In connection with the adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

          At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the Angeion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance under the 2007 Plan. At the 2008 Annual Meeting of Shareholders held on May 20, 2008, the shareholders approved an amendment to the 2007 Plan that increased the authorized shares of common stock for issuance by 300,000 to a total of 550,000 shares. As of October 31, 2008, stock options for 358,753 shares were outstanding, 74,667 shares for restricted stock awards were issued and 116,580 shares were available for future grant.

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

	For the year ended
	October 31, 2008		October 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	611,120	$6.12	624,187	$5.03
Granted	161,000	5.62	248,706	7.48
Exercised	—	—	(261,773)	4.81
Expired or cancelled	(41,167)	7.09	—	—
Outstanding at end of year	730,953	$5.96	611,120	$6.12

          The following table summarizes information concerning stock options outstanding as of October 31, 2008:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$2.00	11,650	4.93	11,650
2.53	97,000	6.87	97,000
5.08	84,000	7.57	84,000
5.16	49,000	6.82	—
5.66	90,000	6.55	—
6.23	84,500	5.30	84,500
6.60	71,583	5.81	26,095
7.08	10,000	6.42	—
7.79	86,800	4.93	86,800
7.81	2,000	6.01	—
7.86	144,420	6.00	48,149

Total	730,953	6.05	438,194

          The total intrinsic value of options exercised during the year ended October 31, 2007 was $2,334,000. No options were exercised during the year ended October 31, 2008. The total intrinsic value of options outstanding and exercisable at October 31, 2008 was $150,000, which was calculated using the closing stock price at the end of the fiscal year less the option price of in-the-money options. The Company issues new shares when stock options are exercised. There was no cash received or related tax benefits from the exercise of stock options for the year ended October 31, 2008. Unrecognized compensation expense related to outstanding stock options as of October 31, 2008 was $1,226,000 and is expected to be recognized over a weighted average period of 2.22 years.

          On August 28, 2008, the Board of Directors authorized the issuance of 74,667 restricted shares of the Company’s common stock. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of such stock was established by the market price on the date of grant which was $5.16 per share. The restricted stock awards will vest over a three-year period and are included in common stock issued as of the grant date. A summary of the Company’s restricted stock activity for the year ended October 31, 2008 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	—	—
Granted	74,667	$5.16
Vested	—	—
Forfeited	—	—
Unvested, end of year	74,667	$5.16

          Unrecognized compensation expense related to outstanding restricted stock awards as of October 31, 2008 was $363,000 and is expected to be recognized over a weighted average period of 2.86 years. There were no restricted stock awards granted prior to fiscal year 2008.

          The following table presents the statement of operations classification of pre-tax stock based compensation expense recognized for the year ended October 31, 2008 and 2007:

(In thousands)	2008	2007
Cost of revenue	$36	$1
Selling and marketing	118	8
General and administrative	327	50
Research and development	32	3
Stock-based compensation expense	$513	$62

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

          The expense recognized for options granted under the 2002 Plan and 2007 Plan is equal to the fair value of stock options as of the grant date. The following table presents the range of the weighted average fair value of options granted to directors and employees and the related assumptions used in the Black-Scholes model for stock option grants made during fiscal years 2008 and 2007:

	Options Granted
	2008	2007
Range of fair value of options granted	$3.56 - $5.64	$4.73 - $5.64
Assumptions used:
Expected life (years) (a)	4.50	4.00 - 4.50
Risk free interest rate (b)	2.72% - 4.10%	4.06% - 4.22%
Volatility (c)	91.4% - 96.6%	95.7% - 101.9%
Dividend yield (d)	0.00%	0.00%

a)

Expected life: For employee grants, the expected term of options granted is determined using the “shortcut” method allowed by SAB 110. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. For director grants, the Company’s estimate is based upon historical data, the contractual terms of the options granted and other factors.

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

          Employee Stock Purchase Plan

          The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis. Historically, employees could purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Company increased the price at which common stock may be purchased to 95% of the market value effective January 1, 2007. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2007 and July 31, 2008, employees purchased 1,348 and 1,987 shares, respectively at a price of $7.81 and $4.95 per share, respectively. As of October 31, 2008, the Company has withheld approximately $8,000 from employees participating in the phase that began on July 1, 2008. At October 31, 2008, approximately 67,098 shares of common stock were available for future purchase under the Stock Plan.

          Tax Impacts of Stock-Based Compensation

          Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized share-based compensation expense were reported on the consolidated statement of cash flows as operating cash flows. Under SFAS No. 123(R), these excess tax benefits are reported as financing cash flows. Although total cash flows under SFAS No. 123(R) remain unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS No. 123(R). For the year ended October 31, 2008, there were no excess tax benefits. For the year ended October 31, 2007, there were excess tax benefits of $374,000, which are classified as financing cash flows.

(8)	Leases

          The Company leases office and manufacturing space, and various office accessories. The building lease for the Company’s present office and manufacturing space expires in June 2009. On December 21, 2008, the Company signed a one year lease extension through June 30, 2010 with similar terms to the previous lease. This extension includes a renewal option for the Company to extend the agreement for an additional four years commencing July 1, 2010 and terminating on June 30, 2014. The Company also leases office space in Milan, Italy that expires in December 2012. Total lease expenses, including office and manufacturing space, were $442,000 and $411,000 for the years ended October 31,

2008 and 2007, respectively. Future minimum lease payments under operating leases in effect at October 31, 2008 are as follows:

Year Ended October 31, (in thousands)	Amount
2009	$466
2010	281
2011	34
Thereafter	26
$807

(9)	Income Taxes

          The total provision for income taxes was $102,000 and $719,000 for the years ended October 31, 2008 and 2007, respectively. The provision for income taxes consists of the following:

(In thousands)	2008	2007
Current tax expense	$102	$27
Deferred tax expense	−	318
Charge in lieu of tax relating to stock options	−	374
Total tax expense to continuing operations	$102	$719

          The Company has federal net operating loss and general business tax credit carryforwards; however, the utilization of these tax loss and tax credit carry forwards are limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of a significant change in ownership that occurred in the fourth quarter of fiscal 2006. The Company estimates that the amount of federal net operating loss carry forward that is not limited is approximately $20.3 million. These loss carryforwards will expire in years 2009 through 2025. Additionally, the Company has concluded that all general business credit carry forwards are limited and not available for use in future years. The Company also has $113,000 of alternative minimum tax credit carry forwards that do not have expiration dates. The alternative minimum tax credit carry forwards are limited by IRC §383 but their ultimate use is not affected since they never expire. The following table summarizes the expiration of federal net operating loss carry forwards over the next five years, after considering the statutory limitations described above:

(In thousands)	Net Operating Losses
2009	$2,840
2010	1,534
2011	1,491
2012	1,172
2013	—
Total	$7,037

          The actual tax expense attributable to income (loss) from continuing operations differs from the expected tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to the income (loss) from continuing operations as follows:

	2008	2007
Federal statutory rate	(34.0)%	34.0%
State taxes, net of federal benefit	5.3	4.1
Change in federal valuation allowance	12.6	—
Non-deductible meals and entertainment	6.2	2.6
Stock-based compensation	19.2	0.3
Increase in reserve for tax uncertainties	6.0	—
Other	2.2	(0.5)
Effective income tax rate	17.5%	40.5%

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

(In thousands)	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$7,185	$7,732
Tax credit carry forwards	113	92
Deferred Revenue	292	287
Inventory Reserve	221	33
Other	409	307
Valuation allowance	(7,836)	(7,764)
Total deferred tax assets	384	687
Deferred tax liabilities:
Intangible assets	(360)	(605)
Fixed assets	(24)	(82)
Total deferred tax liabilities	(384)	(687)
Net deferred income tax asset/(liability)	$—	$—

          The valuation allowance for deferred tax assets as of October 31, 2008 and 2007 was $7,836,000 and $7,764,000, respectively. The total valuation allowance increased by $72,000 for the year ended October 31, 2008 and decreased $2,061,000 for the year ended October 31, 2007. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

          Due to the Company’s application of fresh-start reporting in the year ended October 31, 2002, the deferred tax benefit from the reduction of the valuation allowance related to pre-emergence bankruptcy deferred tax assets must be recognized as a reduction in the then current carrying value of fresh start accounting intangible assets until these assets are reduced to zero, and thereafter, as an increase in additional paid-in capital. Therefore, this reduction in the valuation allowance will not reduce the Company’s provision for taxes. The Company also has established a valuation allowance for post-

emergence deferred tax assets. If the Company reduces the valuation allowance related to post-emergence deferred tax assets, the Company will first record a reduction in the provision for income taxes for non-stock-based compensation deferred tax assets, and thereafter, the stock-based compensation tax benefits will be recorded to additional paid-in capital.

          If the Company reduces the valuation allowance in future periods, the following table summarizes the priority allocation of subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of October 31, 2008:

(In thousands)	Amount
Pre-emergence deferred tax assets which will reduce the carrying value of intangible assets	$1,988
Pre-emergence deferred tax assets which will be credited to additional paid-in capital	2,731
Post-emergence deferred tax assets which will be realized through a reduction in the provision for taxes in the consolidated statements of operations	2,339
Post-emergence deferred tax assets related to stock-based compensation which will be credited to additional paid-in capital	778
Total valuation allowance	$7,836

          Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or changes in the tax law. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48.

          Our Federal income tax returns are closed for all tax years up to and including 2004. The expiration of the statute of limitations related to the various state income tax returns that the Company file varies by state.

          At October 31, 2008 we had unrecognized tax benefits of $35,200. If recognized, these benefits would favorably impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of November 1, 2007	$27,000
Additions for tax positions related to the current year	8,200
Balance as of October 31, 2008	$35,200

          The increase in tax liabilities is due to the Company’s decision to not file income tax returns in certain states where income tax nexus may ultimately be asserted by the state. Included in the ending liability for unrecognized tax benefits is an estimate for interest and penalties totaling $10,300. Our policy is to include interest and penalties related to our tax contingencies in income tax expense.

(10)	401(k) Savings Plan

          Substantially all employees are eligible to participate in the 401(k) Savings Plan (“Savings Plan”). Employees may make pre-tax voluntary contributions to their individual accounts up to a maximum of 50% of their aggregate compensation, but not more than currently allowable Internal Revenue Service limitations. The Savings Plan permits matching and discretionary employer contributions. The Company matches 25% of the first 4% of an employee’s annual compensation. Company contributions to the Savings Plan were $77,000 and $85,000 for the years ended October 31, 2008 and 2007, respectively. Employee participants in the Savings Plan may allocate their account balances among 22 different funds available through the custodian.

(11)	Reporting Comprehensive Income

          The Company’s net income (loss) and comprehensive income (loss) are equivalent and therefore are not presented separately.

(12)	Segment Reporting

          The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales by geographic area are shown in the following table.

	Year Ended October 31,
(In thousands)	2008	2007
Revenues from unaffiliated customers:
United States	$23,817	$29,016
Foreign countries	6,194	9,564
	$30,011	$38,580

(13)	Royalty Commitments

          In June of 1984, the Company entered into a Technology Transfer Agreement with a third party under which the Company obtained all rights to use concepts, ideas, designs and know-how related to a software expert system platform which interprets pulmonary function test data. In return for this technology transfer, the Company agreed to pay $100 for each unit it sells that utilizes this technology. The Company incurred $25,000 and $29,000 in royalty expenses for the years ended October 31, 2008 and 2007, respectively, related to this commitment. The Company terminated this agreement on October 31, 2008.

          In March 2000, the Company agreed to pay royalties to AeroSport, Inc. for net sales of products covered by AeroSport’s patented technology. The royalties are to be 5% of net sales subject to a minimum royalty of $100,000 per calendar year until December 31, 2006. The aggregate amount of royalties is limited to $850,000 with a minimum of $700,000. The Company incurred royalty expenses of $0 and $17,000 for the years ended October 31, 2008 and 2007, respectively. There are no further royalty obligations under this agreement.

(14)	Severance

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

          An immaterial amount of severance expense was recorded in the fourth quarter of 2008. For the year ended October 31, 2008, total severance costs of $369,000 were incurred.

          The following table reconciles activity for the years ended October 31, 2008 and 2007 for accrued severance expenses:

(In thousands)	2008	2007
Balance, beginning of year	$0	$0
Severance payments	(363)	(67)
Severance incurred during the year	369	67
Balance, end of year	$6	$0

(15)	Litigation

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

          KPMG LLP was previously the principal accountants for the Company. As the Company reported in its Form 8-K filed with the SEC on May 7, 2008, KPMG LLP was dismissed and Virchow Krause & Company, LLP (“Virchow Krause”) was engaged as principal accountants on May 1, 2008. The Audit Committee of the Board of Directors of the Company approved the engagement of Virchow Krause as the Company’s independent registered public accounting firm for the fiscal year ended October 31, 2008 to replace KPMG LLP.

          During the two fiscal years ended October 31, 2007, and the subsequent interim period through May 1, 2008, there were no: (1) disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events, except that KPMG LLP advised Angeion Corporation of the following material weakness: the Company did not have, and through its engagement of third party outside advisers did not acquire, adequate technical expertise to effectively oversee and review the Company’s accounting for the utilization of pre-emergence bankruptcy net operating loss (NOL) carry forwards in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. As a result, the Company restated the financial information included in the first three quarters of the year ended October 31, 2006, to correct a material error in the provision for taxes, goodwill, and other intangible assets.

          The audit reports of KPMG LLP on the consolidated financial statements of Angeion Corporation as of and for the years ended October 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows: KPMG LLP's report on the consolidated financial statements of Angeion Corporation as of and for the years ended October 31, 2007 and 2006, contained a separate paragraph stating that “As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment, on November 1, 2006 and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in the year ended October 31, 2007.”

          During the two fiscal years ended October 31, 2007, and the subsequent interim period through May 1, 2008, the Company did not consult with Virchow Krause regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

          The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

          In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer, Rod Young, and Chief Financial Officer, William J. Kullback, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2008.

(b) Changes in Internal Controls.

          There have been no significant changes in internal control over financial reporting that occurred during the fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

          The Company’s internal control report is included in this report in Item 8, under the heading “Management’s Report on Internal Controls over Financial Reporting.

Item 9B.	Other Information.

          None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

          The following table sets forth certain information regarding the Company’s directors and executive officers as of January 15, 2009:

Name of Director or Executive Officer	Age	Principal Occupation	Since

John R. Baudhuin	46	President and Chief Executive Officer of Mad Dogg Athletics	2007

K. James Ehlen, M.D.	64	Chair of Angeion Corporation and Chief Executive Officer of Respirtech Medical	2005

William J. Kullback	49	Chief Financial Officer, Angeion Corporation	2008

John C. Penn	69	Chairman of Intek Plastics, Inc.	2000

Paula R. Skjefte	50	President and Chief Executive Officer of Waterford Consulting, Inc.	2008

Philip I. Smith	41	President and CEO of DGIMed Ortho	2006

Rodney A. Young	53	President and Chief Executive Officer, Angeion Corporation	2004

Other Information about Directors

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

          K. James Ehlen, M.D. serves as Chief Executive Officer of Respirtech, Inc., a manufacturer of high-frequency chest compression (HFCC) medical equipment. Prior to joining Respirtech in 2008, Dr. Ehlen was Chief Executive Officer of Minnesota-based EPIEN Medical, a privately held medical device company whose primary mission is to develop innovative topical products that enhance the repair of damaged epithelial tissue. Dr. Ehlen has also served as Chair of Halleland Health Consulting Group, a Minneapolis-based health consulting firm focusing on health and wellness, improving governance in health-care organizations, and assisting early stage organizations to move forward successfully. From February 2001 to February 2003, Dr. Ehlen served as Chief, Clinical Leadership for Humana Inc., a national managed care organization. He was Executive Leader of the Health Care Practice for Halleland Health Consulting Group from May 2000 to February 2001 and was a self-employed health care consultant from June 1999 to May 2000. Beginning in 1988, Dr. Ehlen served in a series of executive roles beginning with CEO of Medica Health Plans through March of 1994. He then became founder and co-CEO of Allina Health System in 1994 and served through June 1999. He is currently serving on the board of several organizations including Transoma Medical and Health Fitness Corporation. He is a long-standing member of the American College of Physician Executives.

          William J. Kullback was appointed Angeion’s Chief Financial Officer and Senior Vice President on March 17, 2008. Prior to joining the Company, Mr. Kullback served as co-founder and CFO of Flex Fund Financial, a private financial services firm. From April 2005 to May 2006, Mr. Kullback served as CFO for IntriCon Corporation, a publicly traded manufacturer that specializes in the high technology medical device and communications industries. Kullback also served as Senior Vice President and CFO at MedSource Technologies, Inc., a medical device outsourcer, from November 2002 until its sale in September 2004, and as Executive Vice President and CFO at PEMSTAR, Inc., a public engineering and manufacturing service corporation. Mr. Kullback previously held a variety of financial and accounting positions at Crenlo, Inc., the Stant Corporation, and at PriceWaterhouse. Mr. Kullback also served as a director of Reptron Electronics where he was chairman of the audit committee and involved in the sale of this publicly traded manufacturing firm. Mr. Kullback received his M.B.A. and his B.A. from the State University of New York at Buffalo.

          John C. Penn is Chairman and Chief Executive Officer of Intek Plastics, Inc., a privately owned plastic extruder located in Hastings, Minnesota. He has served as Chairman since 1988 and as CEO intermittently since 2003. Mr. Penn also served as Vice Chairman and Chief Executive Officer of the Satellite Companies from 1998 to March 2003. From 1990 to 1997, Mr. Penn was the President and Chief Executive Officer of Centers for Diagnostic Imaging. Previously, he served in a senior management capacity in various manufacturing companies. Mr. Penn serves and has served on the Board of Directors of several private and public corporations. Mr. Penn currently serves on the Board of Directors of Health Fitness Corporation, a public corporation. He also served as a director of Medical Graphics from December 1996 to December 1999.

          Paula R Skjefte has served as President and Chief Executive Officer of Waterford Consulting, Inc., a strategic consulting firm for growing medical device companies since 2003. Prior to founding Waterford Consulting, Ms. Skjefte served in a variety of executive positions at Medtronic, Inc. for 16 years, serving most recently as the Vice President of Consumer Business for Medtronic Physio-Control, and Vice President of Strategic and Product Planning, and Chair of the Product Planning Council for the Cardiac Rhythm Management Division. Her prior roles at Medtronic include leadership of worldwide marketing, market development, business development; and participation in the Medtronic Foundation Board, Japan and European Operating Boards. She is a frequent speaker on the topics of new product innovation and commercialization. Ms. Skjefte holds a Masters in Business Administration from the University of Minnesota, and a Bachelors of Science in Nursing from the University of Wisconsin-Eau Claire.

          Philip I. Smith was named President and CEO of DGIMed Ortho, an early-stage medical device company in December of 2008. Prior to that, Mr. Smith served as Executive Vice President – Corporate Development for Vital Images, Inc. from September 2005 until August 2008.. He served as Vital Images,

Inc. Vice President-Marketing and Corporate Development from January 2004 until September 2005 and its Vice President-Corporate Development from February 2003 until January 2004. From April 2002 to November 2002, Mr. Smith served as President and Chief Executive Officer of Thermonix, a medical technology company. From April 2000 until April 2002, Mr. Smith was Vice President, Marketing and Corporate Development of Image-Guided Neurologics, Inc., a medical technology company. From August 1997 to February 2000, Mr. Smith was an investment banker with the medical technology group at US Bancorp Piper Jaffray. Before August 1997, Mr. Smith held senior sales positions at GE Medical Systems. Mr. Smith holds a bachelor of science in electrical engineering from the University of Florida, and a master of business administration from the Wharton School of the University of Pennsylvania.

          Rodney A. Young has over 25 years in the medical device, manufacturing and pharmaceutical fields. Prior to joining Angeion Corporation as Executive Vice President in July 2004, Mr. Young had served as a consultant. Prior to consulting, Mr. Young was a director, Chief Executive Officer and President of LecTec Corporation from August 1996 until July 2003 and Chair of LecTec from November 1996 until July 2003. Prior to his employment at LecTec, Mr. Young served Baxter International, Inc. in various management roles, most recently as Vice President and General Manager of the Specialized Distribution Division. Mr. Young previously held a variety of sales and marketing positions at 3M Company and Upjohn. Mr. Young also serves as a director of Delta Dental of Minnesota, Allina Health Systems and Health Fitness Corporation. Mr. Young was appointed as a director, President and Chief Executive Officer of the Company effective November 1, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance.

          To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended October 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

Summary of Cash and Certain Other Compensation

The following table shows information concerning compensation earned for services in all capacities during the fiscal year for (i) Rodney A. Young, our President and Chief Executive Officer, (ii) William J. Kullback, our Chief Financial Officer, and (iii) Dale H. Johnson, who served as Chief Financial Officer until January 31, 2008 (together referred to as our “Named Executive Officers”) for the fiscal year ended October 31, 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)(3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Nonqualified Deferred Compensation Earnings($) (5)	All Other Compensation ($) (6)	Total ($)
Rodney A. Young President and Chief Executive Officer	2008	316,346	15,000	8,168	75,654	—	—	18,435	433,603
	2007	302,500	—	—	206	180,461	—	33,622	516,789

William J.Kullback Chief Financial Officer(7)	2008	119,231	—	2,450	27,660	5,320	—	6,332	160,993

Dale H. Johnson Chief Financial Officer(7)	2008	42,448	—	—	—	—	—	149,890	192,338
	2007	157,661	—	—	62	51,341	—	30,583	239,647

1.	The amounts in this column reflect the dollar value of base salary paid during the fiscal year.

2.	Rodney A. Young and William J. Kullback were awarded restricted stock awards in 2008 in the amount of 26,667 and 8,000 shares, respectively, vesting over a three-year period.

3.	FAS 123R became effective for the Company on November 1, 2007. This amount represents the stock-based compensation expense recognized in the fiscal year in accordance with FAS 123R.

4.	Represents payments under the 2007 and 2008 Bonus Plans.

5.	The Company does not have a Nonqualified Deferred Compensation Plan.

6.

Amounts shown include all other compensation received by the named executive officer that is not reported elsewhere. This includes the following in 2008: For Mr. Young, health and dental for $9,698, an automobile allowance of $7,200 and $1,537 for the Company match to the 401(k) Savings Plan; for Mr. Kullback, health and dental for $5,332 and $1,000 for the Company match to the 401(k) Savings Plan; and, for Mr. Johnson, severance payment of $112,184, outplacement assistance of $26,000, health and dental for $9,996 and $1,710 for the Company match to the 401(k) Savings Plan.

7.	Mr. Kullback was appointed Chief Financial Officer on March 17, 2008. Mr. Johnson retired on January 31, 2008.

Outstanding Equity Awards as of October 31, 2008

The following table sets forth certain information concerning stock option awards outstanding to the Named Executive Officers at October 31, 2008:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Mr. Young	24,000	—	—	6.23	10/6/2013	26,667	102,668	—	—
	33,000	—	—	7.79	10/6/2013	—	—	—	—
	35,000	—	—	2.53	9/14/2015	—	—	—	—
	12,000	—	—	5.08	5/25/2016	—	—	—	—
	13,334	26,666	—	7.86	10/30/2014	—	—	—	—

Mr. Kullback	—	10,000	—	7.08	4/1/2015	8,000	30,800	—	—
	—	30,000	—	5.66	5/19/2015	—	—	—	—

Mr. Johnson	3,000	—	—	2.00	1/31/2011	—	—	—	—
	8,000	—	—	6.23	1/31/2011	—	—	—	—
	12,300	—	—	7.79	1/31/2011	—	—	—	—
	10,000	—	—	2.53	1/31/2011	—	—	—	—
	4,500	—	—	5.08	1/31/2011	—	—	—	—

The first two columns represent the total number of securities underlying unexercised options, both exercisable and unexercisable, that were outstanding as of October 31, 2008.

Mr. Young’s 26,666 unvested options vest as follows: one half on October 31, 2009 and one half on October 31, 2010.

Mr. Kullback’s unvested 10,000 option tranche vests as follows: one third on April 1, 2009, one third on April 1, 2010 and one third on April 1, 2011.

Mr. Kullback’s unvested 30,000 option tranche vests as follows: one third on May 19, 2009, one third on May 19, 2010 and one third on May 19, 2011.

Director Compensation

The following table sets forth certain information regarding the compensation the Company paid to its non-employee directors during the fiscal year ended October 31, 2008.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($) (5)	All Other Compensation ($) (6)	Total ($)
Mr. Baudhuin	23,500	—	42,094	—	—	—	65,594
Dr. Ehlen	38,500	—	23,158	—	—	—	61,658
Mr. Penn	32,000	—	23,158	—	—	—	55,158
Ms. Skjefte (7)	22,000	—	11,904	—	—	—	33,904
Mr. Smith	32,000	—	45,109	—	—	30,000	107,109

1.

Effective May 1, 2008, each non-employee director receives an annual retainer of $16,000 ($4,000 per quarter) and a meeting fee of $1,500 for each board meeting attended and $1,000 for each committee meeting attended. Committee chairs are paid annual retainers as follows: Board chair, $10,000; all other committee chairs, $7,000.

2.	There were no stock awards made during the fiscal year.

3.	The option awards dollar amount refers to what is recognized by the Company as stock-based compensation expense for the fiscal year in accordance with FAS 123R.

4.	The Company does not provide non-equity incentive plans for non-employee directors.

5.	The Company does not provide nonqualified deferred compensation plans or a pension plan for non-employee directors.

6.	Compensation paid to Mr. Smith was for consulting in the Company’s strategic planning process.

7.	Ms. Skjefte was elected to the board of directors on January 31, 2008.

Compensation of Officers

Rodney A. Young Employment Agreement and Change In Control Agreement

          On October 31, 2007, the Company entered into an Amended Employment Agreement and Change in Control Agreement with Mr. Young. In fiscal 2008, the Company increased Mr. Young’s salary to $314,600. Under the Amended Employment Agreement, Mr. Young receives an annual salary of $314,600 and is entitled to earn an annual cash bonus ranging from 22.5% to 100% of his annual salary, based upon achievement of certain objectives in a bonus plan established by the Board of Directors. Mr. Young’s Employment Agreement may be terminated upon 60 days written notice by either party, upon notice by the Company of termination “for cause” or upon the event of Mr. Young’s death or disability. The Agreement also contains a non-compete provision for one year after the termination of Mr. Young’s employment. The Amended Employment Agreement also provides that in the event that Mr. Young’s employment is terminated without cause, other than in a change-in-control situation, Mr. Young would be entitled to a lump sum payment of one-year base salary, plus an annual incentive bonus for that fiscal year at target performance on a pro rata basis, if and when other senior management of the Company are paid a bonus based on achievement of goals at or above target for that year, or if the termination occurs in the second half of the fiscal year and if other senior executives receive a bonus for over-target performance for the fiscal year, then Mr. Young would receive a pro rata portion of the comparable CEO-level bonus specified for over-target performance for the fiscal year.

          The Company and Mr. Young also entered into a new Change-in-Control Agreement dated as of October 31, 2007. Under this agreement, if Mr. Young’s employment is terminated during a period of twenty-four months following a Change-in-Control of the Company (i) by the Company other than for Cause or death, or (ii) by Mr. Young for Good Reason (as these terms are defined in the Agreements), then he will be entitled to a lump-sum payment equal to two times his base salary plus a one year bonus at target. In addition to these amounts, Mr. Young would be entitled to a fee for out-placement services in an amount equal to ten percent of his salary or $31,460 and the Company would continue to pay its portion of his health insurance for 18 months as if he were still employed. Had this termination without cause occurred at October 31, 2008, the amount payable to Mr. Young pursuant to his Change-in-Control Agreement would be approximately $794,000.

Potential Payments under Rodney A. Young Employment Agreement and Change in Control Agreement:

	Termination Without Cause or Resignation For Good Reason Prior to a Change in Control	Termination Without Cause or Resignation For Good Reason Within 24 Months of a Change in Control
Salary Continuation/Severance Payments	$314,600	$660,660
Bonus	*	133,705
Accelerated Vesting of Stock Options	None	None

*Bonus would be payable on a pro rata basis only if paid to other members of senior management.

William J. Kullback Employment Agreement and Change in Control Agreement

          Effective March 17, 2008, the Company entered into a Employment Agreement with Mr. Kullback. Under the Employment Agreement, Mr. Kullback receives an annual salary of $200,000 and is entitled to earn an annual cash bonus ranging from 17.5% to 50% of his annual salary, based upon achievement of certain objectives in a bonus plan established by the Board of Directors. Mr. Kullback’s Employment Agreement may be terminated upon 60 days written notice by either party, upon notice by the Company of termination “for cause” or upon the event of Mr. Kullback’s death or disability. The Agreement also contains a non-compete provision for one year after the termination of Mr. Kullback’s employment. The Employment Agreement also provides that in the event that Mr. Kullback’s employment is terminated without cause, other than in a change-in-control situation, Mr. Kullback would be entitled to a lump sum payment of nine months base salary, plus an annual incentive bonus for that fiscal year at target performance on a pro rata basis, if and when other senior management of the Company are paid a bonus based on achievement of goals at or above target for that year, or if the termination occurs in the second half of the fiscal year and if other senior executives receive a bonus for over-target performance for the fiscal year, then Mr. Kullback would receive a pro rata portion of the comparable CFO-level bonus specified for over-target performance for the fiscal year.

          The Company and Mr. Kullback also agreed to enter into a Change-in-Control Agreement dated as of June 15, 2008 upon Mr. Kullback’s successful completion of 90 days of employment. Under this agreement, if Mr. Kullback’s employment is terminated during a period of eighteen months following a Change-in-Control of the Company (i) by the Company other than for Cause or death, or (ii) by Mr. Kullback for Good Reason (as these terms are defined in the Agreements), then he will be entitled to a lump-sum payment equal to one and a half times his base salary. In addition to these amounts, Mr. Kullback would be entitled to a fee for out-placement services in an amount equal to ten percent of his salary or $20,000 and the Company would continue to pay its portion of his health insurance for 12 months as if he were still employed. Had this termination without cause occurred at October 31, 2008, the amount payable to Mr. Kullback pursuant to his Change-in-Control Agreement would be approximately $320,000.

Potential Payments under William J. Kullback Employment Agreement and Change in Control Agreement:

	Termination Without Cause or Resignation For Good Reason Prior to a Change in Control	Termination Without Cause or Resignation For Good Reason Within 18 Months of a Change in Control
Salary Continuation/Severance Payments	$150,000	$320,000
Bonus	*	—
Accelerated Vesting of Stock Options	None	None

*Bonus would be payable on a pro rata basis only if paid to other members of senior management.

Bonuses for Executive Officers

          Under the 2008 Bonus Plan, the Company established two separate categories: (i) Pre-tax income before equity-based compensation (“PEBC Income”), that is net pre-tax income prior to any FAS 123R expense incurred for equity grants (50% weighting); and (ii) Total Angeion revenue (50% weighting). The payout to Mr. Kullback was made for achievement by the Company of threshold with respect to the Company’s revenue of $30.0 million. The Company did not achieve threshold for PEBC Income and no payment was made for this element of the plan. The Bonus Plan also provided that if the Company achieved threshold for revenue, but not for PEBC income, then payments will be made with respect to the achievement of revenue goals at half the levels that they otherwise would have been paid. The Board of Directors believed this was important to encourage the Company’s employees to focus on both revenue growth as well as pretax income. Any payment to Mr. Young, however, for achievement of revenue-related amounts would only be made if the Company also achieves the PEBC income threshold. Mr. Young did not receive any payment under the 2008 Bonus Plan because the Company did not achieve the threshold for PEBC Income, but was awarded $15,000 by the Board of Directors for leadership performance in fiscal 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

          The following table sets forth information regarding the beneficial ownership of the common stock as of January 2, 2009 by (i) each Named Executive Officer and director of the Company; and (ii) all directors and current executive officers of the Company as a group. Shares covered by stock option are included in the table below only to the extent that these options were exercisable within 60 days of January 15, 2009.

Shareholder	Shares Directly Owned	Options Exercisable within 60 days	Number of Shares	Percent of Class
Norman H. and Sandra F. Pessin
366 Madison Avenue -14th floor
New York, New York 10017	279,687	—	279,687	6.8%
Renaissance Technologies LLC
James H. Simons
800 Third Avenue
New York, New York 10022	277,500	—	277,500	6.8%
BlueLine Partners, LLC
Scott A. Shuda
402 Railroad Avenue, Suite 201
Danville, CA 94526	216,475	—	216,475	5.3%
Rodney A. Young	41,069	117,334	158,403	3.9%
Dale H. Johnson	—	37,800	37,800	0.9%
John C. Penn	3,105	32,333	35,438	0.9%
K. James Ehlen, M.D.	—	22,333	22,333	0.6%
William J. Kullback	13,000	—	13,000	0.3%
John R. Baudhuin	600	6,666	7,266	0.2%
Philip I. Smith	—	6,666	6,666	0.2%
Paula R. Skjefte	—	—	—	0.0%
All directors and current executive officers as a group	57,774	185,332	243,106	5.9%

Securities Authorized for Issuance under Equity Compensation Plans.

          See Item 5 of this Form 10-K filing under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities --Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions.

          Not Applicable.

Director Independence

          The Board of Directors has reviewed director independence guidelines in a manner consistent with the definitions of “independence” set forth in SEC Rule 10A-3 under the Securities Exchange Act of 1934 and the rules of the Nasdaq Stock Market. In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each director and has determined that Messrs. Baudhuin, Ehlen, Penn and Smith and Ms. Skjefte are each “independent” under SEC Rule 10A-3 and an “independent director” under the rules of the Nasdaq Stock Market.

Item 14.	Principal Accounting Fees and Services.

Independent Registered Public Accountants

          KPMG LLP was previously the principal accountants for the Company. On May 1, 2008, that firm was dismissed and Virchow Krause & Company, LLP (“Virchow Krause”) was engaged as principal accountants. The decision to change accountants was approved by the audit committee of the Board of Directors.

Audit Fees

          The following table presents fees for professional audit services and all other fees rendered by Virchow Krause and KPMG LLP for the audits of the Company’s consolidated financial statements for the years ended October 31, 2008 and 2007, respectively:

	Year Ended October 31, 2008	Year Ended October 31, 2007
Audit fees	$186,000	$254,000
All other fees	5,500	—
	$191,500	$254,000

          The audit fees consisted of fees for the annual audit of the Company’s consolidated financial statements and reviews of financial statements included in quarterly reports on Form 10-Q.

          The $116,000 in fees paid to Virchow Krause during fiscal 2008 were related to the 2008 audit of the Company’s financial statements.

          The $75,500 in fees paid to KPMG during fiscal 2008 consisted of $51,500 related to 2007 audit overruns and $18,500 related to the first quarter 2008 review. Other fees consisted of $5,500 primarily for transition costs to the new audit firm.

          The $254,000 in fees paid to KPMG during fiscal 2007 consisted of (i) $162,000 for the 2007 audit; (ii) $70,000 related to the 2006 Angeion restatement of its quarterly financial statements and (iii) $22,000 related to 2006 audit overruns.

          The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. In connection with the approval of the annual audit services and related fees, the Audit Committee also pre-approves certain audit related fees for the independent auditor responding to and researching technical accounting questions and other matters related to the financial statements under audit. All of the services provided by the independent auditors during 2008 and 2007 have been approved by the Audit Committee under its pre-approval process.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1.	Financial Statements of Registrant

The following financial statements of Angeion Corporation and Subsidiaries are set forth in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm, Virchow Krause & Company, LLP

Report of Independent Registered Public Accounting Firm, KPMG LLP

Consolidated Balance Sheets as of October 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended October 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended October 31, 2008 and 2007.

Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2008 and 2007.

Notes to Consolidated Financial Statements.

(a) 2.	Financial Statement Schedules

None.

2. Exhibits

3.1	Angeion Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 contained in the Company’s Form 8-K as filed on August 28, 2007).

3.2	Angeion Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 contained in the Company’s Form 8-K as filed on August 28, 2007).

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

10.3	*Angeion Corporation 2007 Stock Incentive Plan, incorporated by reference from Exhibit A to the definite proxy statement dated April 4, 2008 for the annual meeting of shareholders held May 20, 2008.

10.4	*Angeion Form of Change in Control Agreement (incorporated by reference to Exhibit 10.3 contained in the Company’s Form 10-QSB for the quarterly period ended January 31, 2005 (File No. 0-9899)).

10.5

Lease dated December 31, 2003 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10.6 contained in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2004).

10.5.1

Lease amendment dated December 21, 2008 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota.

10.6	*Employment agreement dated as of October 31, 2007 between Angeion Corporation and Rodney A. Young, (incorporated by reference to Exhibit 10.6 to Form 10-K for year ended October 31, 2007).

10.7	*Change in control agreement dated as of October 31, 2007 between Angeion Corporation and Rodney A. Young, (incorporated by reference to Exhibit 10.6 to Form 10-K for year ended October 31, 2007).

10.8	*Employment agreement dated as of March 17, 2008 between Angeion Corporation and William J. Kullback, (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended April 30, 2008).

10.9

*Change in control agreement dated as of June 15, 2008 between Angeion Corporation and William J. Kullback, (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended April 30, 2008).

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Virchow Krause & Company, LLP, Independent Registered Public Accounting Firm.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION (Registrant)

January 26, 2009

	By	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Each of the undersigned hereby constitutes and appoints Rodney A. Young and William J. Kullback as the undersigned’s true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/s/ Rodney A. Young	President & Chief Executive Officer	January 26, 2009
Rodney A. Young	(Principal Executive Officer)

/s/ William J. Kullback	Chief Financial Officer	January 26, 2009
William J. Kullback	(Principal Financial Officer)

/s/ John R. Baudhuin	Director	January 26, 2009
John R. Baudhuin

/s/ K. James Ehlen, M.D.	Director	January 26, 2009
K. James Ehlen, M.D.

/s/ John C. Penn	Director	January 26, 2009
John C. Penn

/s/ Paula R. Skjefte	Director	January 26, 2009
Paula R. Skjefte

/s/ Philip I. Smith	Director	January 26, 2009
Philip I. Smith