Form 10-Q
period 2009-01-31
ANGEION CORP/MN
filed 2009-03-17
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended January 31, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___________________ to ____________________.

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
          Yes ☐           No ☒

As of March 1, 2009, the Company had outstanding 4,120,411 shares of Common Stock, $0.10 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
January 31, 2009 and October 31, 2008
(in thousands except share and per share data)

	January 31, 2009	October 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,673	$9,047
Accounts receivable, net of allowance for doubtful accounts of $181 and $283, respectively	5,500	5,446
Inventories, net of obsolescence reserve of $704 and $597, respectively	5,095	5,143
Prepaid expenses and other current assets	213	292
Total current assets	19,481	19,928

Property and equipment, net of accumulated depreciation of $3,009 and $2,897, respectively	849	937
Intangible assets, net	1,919	2,100
Total Assets	$22,249	$22,965

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,527	$1,544
Employee compensation	1,123	1,288
Deferred income	1,425	1,531
Warranty reserve	155	157
Other current liabilities and accrued expenses	351	380
Total current liabilities	4,581	4,900

Long-term liabilities:
Long-term deferred income	758	789
Total Liabilities	5,339	5,689

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,195,078 and 4,166,457 shares issued and 4,120,411 and 4,091,790 shares outstanding in 2009 and 2008, respectively	412	409
Additional paid-in capital	21,209	20,956
Accumulated deficit	(4,711)	(4,089)
Total shareholders’ equity	16,910	17,276
Commitments and contingencies (Note 9)
Total Liabilities and Shareholders’ Equity	$22,249	$22,965

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands except per share amounts)

	Three Months Ended January 31,
	2009	2008
Revenues
Equipment and supply sales	$5,570	$6,632
Service revenue	861	877
	6,431	7,509
Cost of revenues
Cost of equipment and supplies	3,048	3,615
Cost of service revenue	81	116
	3,129	3,731

Gross margin	3,302	3,778

Operating expenses:
Selling and marketing	1,798	2,371
General and administrative	1,154	1,318
Research and development	787	618
Amortization of intangibles	182	182
	3,921	4,489

Operating loss	(619)	(711)
Interest income	4	63

Loss before taxes	(615)	(648)
Provision for taxes	7	27

Net loss	$(622)	$(675)

Loss per share - basic
Net loss per share	$(0.15)	$(0.17)

Loss per share - diluted
Net loss per share	$(0.15)	$(0.17)

Weighted average common shares outstanding
Basic	4,101	4,089
Diluted	4,101	4,089

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended January 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(622)	$(675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293	306
Stock-based compensation	182	111
Increase in inventory obsolescence reserve	107	—
Decrease in allowance for doubtful accounts	(102)	(8)
Changes in operating assets and liabilities:
Accounts receivable	48	1,706
Inventories	(59)	(435)
Prepaid expenses and other current assets	79	86
Accounts payable	(17)	(565)
Employee compensation	(165)	(691)
Deferred income	(137)	(132)
Warranty reserve	(2)	(47)
Other current liabilities and accrued expenses	(29)	4
Net cash used in operating activities	(424)	(340)

Cash Flows From Investing Activities:
Purchase of property and equipment and intangible assets	(24)	(108)
Net cash used in investing activities	(24)	(108)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan	11	11
Proceeds from the exercise of stock options	63	—
Net cash provided by financing activities	74	11

Net decrease in cash and cash equivalents	(374)	(437)

Cash and cash equivalents at beginning of period	9,047	6,908

Cash and cash equivalents at end of period	$8,673	$6,471

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Description of Business

          Angeion Corporation (the “Company”), through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names. These cardiorespiratory diagnostic systems have a wide range of applications in healthcare, wellness, and health and fitness.

          The consolidated balance sheet as of January 31, 2009, the consolidated statements of operations and cash flows for the three months ended January 31, 2009 and 2008, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2008 was derived from the audited consolidated financial statements as of that date. Operating results for the three months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-K for the year ended October 31, 2008.

          Comprehensive income (loss) is a measure of all non-owner changes in shareholders’ equity and includes items such as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. For the three months ended January 31, 2009 and 2008, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

          Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities made in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates include accounts receivable, product warranty and inventory reserves, valuation of stock options and related stock-based compensation, and depreciable lives of property, equipment and intangible assets.

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

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. In accordance with paragraph 4 of the Emerging Issues Task Force abstract 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 to service contract revenue. Deferred income associated with service contracts and supplies was $1,989,000 and $2,005,000 at January 31, 2009 and October 31, 2008, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed. The amount of deferred installation and training revenue was $189,000 and $223,000 at January 31, 2009 and October 31, 2008, respectively.

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

          No customer accounted for more than 10% of revenue for the quarters ended January 31, 2009 and 2008.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $5,000 and $92,000 as of January 31, 2009 and October 31, 2008, respectively, are included in deferred income on the consolidated balance sheet. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

3.	Share-Based Compensation and Stock Options

          Effective November 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Under the fair value recognition provisions of SFAS No. 123R, the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of adopting SFAS No. 123R, under which prior periods are not retroactively restated. The provisions of SFAS No. 123R apply to awards granted, modified or cancelled after the November 1, 2006 effective date. There were no non-vested awards outstanding on the effective date for SFAS No. 123R. Total share-based compensation expense included in the Company’s statement of operations for the three months ended January 31, 2009 and 2008 was $182,000 and $111,000, respectively.

          Stock Options

          Under the Angeion Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of January 31, 2009, options for 800,000 shares had been granted, 451,850 shares had been issued upon exercise of options, 950 shares were forfeited and options to purchase 347,200 shares remained outstanding. In connection with our adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

          At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the Angeion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance upon exercise of stock options under the 2007 Plan. At the 2008 Annual Meeting of Shareholders held on May 20, 2008, the shareholders approved an amendment to the 2007 Plan that increased the authorized shares of common stock for issuance upon exercise of stock options by 300,000 to a total of 550,000 shares. As of January 31, 2009, options for 358,753 shares were outstanding, 74,667 shares were issued for restricted stock awards and 116,580 shares were available for future grant.

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

	For the quarter ended
	January 31, 2009		January 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	730,953	$5.96	611,120	$6.12
Granted	—	—	2,000	7.81
Exercised	(25,000)	2.53	—	—
Expired or cancelled	—	—	(12,000)	7.86
Outstanding at end of period	705,953	$6.08	601,120	$6.09

          The following table summarizes information concerning stock options outstanding as of January 31, 2009:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Subject to Exercise
$2.00	11,650	4.68	$2.00	11,650
2.53	72,000	6.62	2.53	72,000
5.08	84,000	7.32	5.08	84,000
5.16	49,000	6.57	5.16	—
5.66	90,000	6.30	5.66	—
6.23	84,500	4.22	6.23	84,500
6.60	71,583	5.56	6.60	26,095
7.08	10,000	6.17	7.08	—
7.79	86,800	4.68	7.79	86,800
7.81	2,000	5.76	7.81	667
7.86	144,420	5.75	7.86	48,149

Total	705,953	5.68	$6.08	413,861

          The total intrinsic value of options exercised during the three months ended January 31, 2009 was $15,000. The total intrinsic value of options outstanding and exercisable at January 31, 2009 was $53,000, which was calculated using the closing stock price of $3.09 as of January 30, 2009 (the last trading day of the quarter) less the option price of in-the-money options. The Company issues new shares when stock options are exercised. Cash received from the exercise of stock options for the three months ended January 31, 2009 was $63,000 and there was no related tax benefit realized due to the Company’s current tax loss position. Unrecognized compensation expense related to outstanding stock options as of January 31, 2009 was $1,081,000 and is expected to be recognized over a weighted average period of 1.98 years and will be adjusted for any future changes in estimated forfeitures.

          Restricted Stock Awards

          On August 28, 2008, the Board of Directors authorized the issuance of 74,667 restricted shares of the Company’s common stock. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of such stock was established by the market price on the date of grant which was $5.16 per share. The restricted stock awards will vest over a three-year period and are included in common stock issued as of the grant date. The Company did not grant any restricted stock awards during the period ended January 31, 2009.

          Unrecognized compensation expense related to outstanding restricted stock awards as of January 31, 2009 was $330,000 and is expected to be recognized over a weighted average period of 2.61 years. The Company did not grant any restricted stock awards prior to fiscal year 2008.

          The following table presents the statement of operations classification of pre-tax share-based compensation expense recognized for the three months ended January 31, 2009:

	Three months ended January 31,
(In thousands)	2009	2008
Cost of goods sold	$13	$6
Selling and marketing	43	31
General and administrative	114	68
Research and development	12	6
Share-based compensation expense	$182	$111

          Valuation Assumptions

          The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company did not grant any options during the quarter ended January 31, 2009.

          Employee Stock Purchase Plan

          The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Company increased the price at which common stock may be purchased to 95% of the market value effective January 1, 2007. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2008, employees purchased 3,621 shares at a price of $2.99 per share. As of January 31, 2009, the Company has withheld approximately $1,900 from employees participating in the phase that began on January 1, 2009. At January 31, 2009, approximately 63,477 shares of common stock were available for future purchase under the Stock Plan.

4.	Inventories

Inventories consisted of the following at January 31, 2009 and October 31, 2008:

(In thousands)	2009	2008
Raw materials	$2,066	$2,035
Work-in-Process	211	156
Finished goods	2,818	2,952
	$5,095	$5,143

5.	Intangible Assets

Intangible assets consisted of the following at January 31, 2009 and October 31, 2008:

(In thousands)	2009	2008
Intangible assets:
Developed technology	$6,722	$6,722
Trademarks (unamortized)	53	53
	$6,775	$6,775

Amortization – developed technology	(4,856)	(4,675)
	$1,919	$2,100

          The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from seven to ten years. Amortization expense was $182,000 for the quarters ended January 31, 2009 and 2008. If the Company continues to utilize pre-emergence bankruptcy net operating loss carry forwards, the Company will further reduce the carrying cost of its developed technology until the net carrying cost of these assets is zero. To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced. Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of January 31, 2009, which does not reflect the possible reduction discussed above, is as follows:

(In thousands)	Amortization
Nine months ending October 31, 2009	$545
2010	421
2011	420
2012	421
$1,807

          The Company did not realize any pre-bankruptcy benefits for the quarters ended January 31, 2009 and 2008. The above table does not include estimated amortization expense for patents of $59,000, included in developed technology, that are not yet placed in service.

6.	Warranty Reserve

          Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment. Warranty provisions and claims for the three months ended January 31, 2009 and 2008 were as follows:

(In thousands)	2009	2008
Balance, beginning of period	$157	$253
Warranty provisions	53	68
Warranty claims	(55)	(115)
Balance, end of period	$155	$206

7.	Net Loss per Share

          Basic loss per share is computed by dividing net loss by the weighted average shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share except that in computing income per share the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options or warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.

          The Company had options outstanding at January 31, 2009 and 2008 to purchase 705,953 and 601,120 shares, respectively, of its common stock. As a result of the net loss in first quarter 2009 and 2008, the outstanding stock options were considered antidilutive and, therefore, were excluded from diluted earnings per share.

8.	Income Taxes

          The Company has recorded a provision for taxes from continuing operations of $7,000 and $27,000 for the three months ended January 31, 2009 and 2008, respectively. The Company believes it is more likely than not that the Company will report a year-to-date loss, therefore, no tax benefit was recorded. The amount of income taxes payable, if any, is determined after utilizing the Company’s NOLs, including its pre-emergence bankruptcy NOLs. Under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the tax benefit for the utilization of these pre-emergence bankruptcy NOL carry forwards must be recognized as a reduction of intangibles rather than a reduction of the provision for taxes in the statement of operations.

          The Company adopted the provisions of FIN 48 on November 1, 2007. There was no additional reserve for uncertain tax positions recognized as a result of adoption of FIN 48. During the quarter ended January 31, 2008, the Company recognized $27,000 of income tax expense related to the increase in reserves for uncertain tax positions. At October 31, 2008, the reserve was $35,200 and was not changed during the quarter ended January 31, 2009. The entire amount of the reserve related to uncertainties regarding income tax nexus with various states in which the Company operates. Included in the reserve is $10,000 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

          Estimated interest and penalties related to potential underpayment of income taxes are classified as a component of tax expense in the consolidated statement of operations. Although the Company believes the amount of reserves for uncertain tax positions may change in the next twelve months, the Company does not anticipate that the total reserve for uncertain tax positions will significantly change due to the settlement of audits and the expiration of statutes of limitations within the next twelve months.

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

          The Company had a federal net operating loss carry forward at October 31, 2008 of approximately $20.3 million. This amount is the remaining utilizable carry forward following the application of a limit due to an ownership change under Internal Revenue Code Section 382 that occurred during the fourth quarter of fiscal year 2006. This carry forward is available to offset a portion of taxes payable in future years. If not used, this carry forward will expire in the years 2009 through 2025. Approximately $7.0 million of this carry forward will expire, if unused, during the next five years ending October 31, 2013. The Company also has $113,000 of alternative minimum tax credit carry forwards that do not have expiration dates. Even though the Company has substantial federal net operating loss carry forwards, any income may still be subject to U.S. and State alternative minimum taxes.

          The Company has recorded a full valuation allowance against its net deferred tax asset because it cannot demonstrate that it is more likely than not that the asset would be realized in the future. Although this determination was made in a prior fiscal year, it is still applicable as of January 31, 2009, and the Company will continue to assess the need for a full valuation allowance in future quarters. Under SOP 90-7, a substantial portion of any future reversal of the valuation allowance will first reduce any intangible assets and then be credited directly to additional paid-in capital. After the exhaustion of pre-emergence bankruptcy NOLs, approximately $2.3 million of the valuation allowance is related to post-bankruptcy NOLs and would be available to reduce the provision for taxes in the statement of operations and, thereafter, $778,000 related to excess stock option tax deductions would be recognized as additional paid-in capital when realized in the Company’s income tax return.

9.	Litigation

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

10.	Severance Costs

          On January 31, 2008, the Company implemented a Reduction-In-Force (RIF) that terminated the employment of eight employees to allow better management of operating expenses. On the same date, Dale H. Johnson, the Company’s Chief Financial Officer, retired. As a result of these actions, the Company accrued a total of $194,000 in severance costs for the quarter ended January 31, 2008. The Company did not accrue any severance costs in the first quarter of 2009.

          The following table reconciles the first quarter activity for accrued severance expenses:

(In thousands)	2009	2008
Balance, beginning of period	$6	$0
Severance payments	(6)	—
Additional severance incurred	—	194
Balance, end of period	$0	$194

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The Company, through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardio-respiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names. These cardio-respiratory diagnostic systems have a wide range of applications in healthcare, wellness and health and fitness. Revenue consists of equipment and supply sales as well as service revenues. Equipment and supply sales reflect sales of non-invasive cardio-respiratory diagnostic equipment and aftermarket sales of peripherals and supplies. Service revenue consists of revenue from extended service contracts, non-warranty service visits and additional training.

          During the first quarter of fiscal 2009, the Company launched an all-new, updated CCM Express, which provides accurate resting energy expenditure measurements (“REE”) for either ventilated or spontaneously breathing patients. The Company expects the added features of the CCM Express to expand the scope of use for this product and its REE function beyond critical care management into cardiology, oncology and other markets.

          Total revenue for the first quarter of 2009 was $6.4 million, a decrease of 14.4% from $7.5 million in 2008. Operating expense for the first quarter of 2009 was $3.9 million, a decrease of 12.7% from $4.5 million in 2008. Net loss for the quarter was $622,000, or $0.15 per share, compared to a net loss of $675,000, or $0.17 per diluted share, for the same period in 2008.

          For a discussion of risks associated with our business, see the section entitled Forward Looking Statements on page 17 of this Form 10-Q.

Results of Operations

          The following table contains selected information from the Company’s consolidated statements of operations, expressed as a percentage of revenues:

	Three months ended January 31,
	2009	2008

Revenues	100.0%	100.0%
Cost of revenue	48.7	49.7
Gross margin	51.3	50.3

Selling and marketing expenses	28.0	31.6
General and administrative expenses	17.9	17.6
Research and development expenses	12.2	8.2
Amortization of intangibles	2.8	2.4
Total operating expenses	60.9	59.8
Operating loss	(9.6)	(9.5)
Interest income	0.0	0.9
Provision for taxes	0.1	0.4
Net loss	(9.7)%	(9.0)%

          The following paragraphs discuss the Company’s performance for the three month periods ended January 31, 2009 and 2008.

Revenue

          Total revenue for the three months ended January 31, 2009, decreased by 14.4% compared to 2008. Domestic product revenue decreased 19.6%, international product revenue decreased 5.3% and service revenue decreased 1.9%. International revenue decreased as a result of the inclusion of revenue from the Company’s large clinical research customer in 2008. Excluding the clinical research business, international revenue increased 3.8% in the first quarter 2009 compared to the same quarter in 2008. The domestic business decreased as a result of the current economic environment which prompted a number of hospitals and other health care providers to institute freezes on capital spending. Service revenue declined only slightly because revenue from extended service contracts and non-warranty service visits both increased in 2009 compared to 2008 as a result of a larger installed customer base from higher sales in 2006 and 2007.

Gross Margin

          Gross margin percentage for the three month period ended January 31, 2009 increased to 51.3% of revenue compared to 50.3% for the same period in 2008. Gross margin percentage increased slightly as a result of higher margin service revenue constituting a larger percentage of total sales (13.4% in 2009 and 11.7% in 2008) as well as cost reduction initiatives implemented during fiscal 2008.

Selling and Marketing

          Selling and marketing expense for the three months ended January 31, 2009 decreased by 24.2%, or $573,000, to $1.8 million compared to $2.4 million for the same period in 2008.

          The sales and sales support payroll, travel and customer support expense decreased by $425,000, or 27.7%, for the three months ended January 31, 2009 compared to the same period in 2008. During fiscal 2008, the Company terminated eight employees in the sales and marketing function to allow better management of operating expenses. The Company realized $220,000 in payroll and benefits savings as a result of this action. In addition, due to an internal reorganization, several employees were transferred to the research and development area, further reducing payroll and benefits expense.

          Commission expense decreased by $81,000, or 28.2%, for the three months ended January 31, 2009 compared to the same period in 2008 which corresponded to the 14.4% reduction in Company revenue.

General and Administrative

          General and administrative expenses for the three months ended January 31, 2009 decreased by 12.4%, or $164,000, to $1.2 million compared to $1.3 million for the same period in 2008.

          Professional fees decreased by $62,000 for the three months ended January 31, 2009 compared to the same period in 2008. The majority of the expense savings were related to the change in our public auditing firm that occurred May 1, 2008.

          On January 31, 2008, Dale Johnson, Angeion’s then-Chief Financial Officer, retired. As a result of this event, costs of $148,000 were accrued in the first quarter of 2008 for severance and medical benefits. No similar event occurred in the first quarter of 2009.

          Additional non-cash stock-based compensation expense of $46,000 was incurred during the three months ended January 31, 2009 compared to January 31, 2008 related to stock options and restricted stock awards granted on August 28, 2008.

Research and Development

          Research and development expenses for the three months ended January 31, 2009 increased by 27.4%, or $169,000, to $787,000 from $618,000 for the same period in 2008.

          Payroll and benefits costs increased $105,000 over the prior period as some current employees were transferred into this area from selling and marketing. This increase was partially offset by a $31,000 decrease in legal expenses related to intellectual property as the Company had incurred higher expenses in the 2008 first quarter related to the ongoing preparation and filing of patent and trademark applications.

          Project expenses associated with new products increased by $48,000, or 89%, for the three months ended January 31, 2009 compared to the same period in 2008 as the Company prepared for and implemented the release of the all new CCM Express.

          The Company’s current product development initiatives include new or updated products targeted for hospital intensive care units, cardiology, dietary, asthma, allergy and primary care physicians, and health and fitness club professionals. In addition to selling these products in the United States, the Company intends to introduce some of these new products internationally as well as continuing to expand the international distribution of its existing products.

Amortization of Intangibles

          Amortization of developed technology was $182,000 for the three months ended January 31, 2009 which did not change from the comparable period in 2008. There were no additions of intangible assets in the first quarter of 2009.

Interest Income

          Interest income for the three months ended January 31, 2009 decreased to $4,000 from $63,000 for the same period in 2008. The decrease in interest income is principally due to significantly lower market interest rates as the Company moved its invested cash and cash equivalents into investments where the main goal is preservation of capital. The Company is exploring alternatives to increase its interest income while maintaining the highest degree of safety in its investments.

Provision for Income Taxes

          The Company is required to present the provision for taxes as if it were fully taxable in accordance with SOP 90-7. The Company has utilized its pre-emergence bankruptcy NOLs in the past for the calculation of its income taxes payable but is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards. During the quarters ended January 31, 2009 and 2008, the Company did not use any tax benefits related to pre-emergence bankruptcy NOLs. See note 8 to the consolidated financial statements, “Income Taxes,” in this Form 10-Q for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary Medical Graphics Corporation.

          The Company had cash and cash equivalents of $8.7 million and working capital of $14.9 million as of January 31, 2009. During the first quarter, the Company used $424,000 in cash from operating activities, primarily due to a net loss of $622,000 that included non-cash expenses of $293,000 for depreciation and amortization and $182,000 of stock-based compensation.

          Cash was negatively impacted by a decrease in employee compensation payables of $165,000 and a decrease in the deferred income balance of $137,000. The decrease in employee compensation is typical for the first quarter of the fiscal year as employee bonuses are paid out during this period. Changes in inventory levels had a minimal impact on cash during the first quarter.

          During the first quarter, the Company used $24,000 in cash for the purchase of property and equipment, which mainly consisted of computers and other information technology equipment. The Company has no material commitments for capital expenditures for the remainder of fiscal year 2009.

          The Company generated cash from financing activities of $74,000 during the quarter from the exercise of options and the issuance of shares under the Employee Stock Purchase Plan.

          The Company believes that its liquidity and capital resource needs for fiscal year 2009 and the next 12 months will be met through its current cash and cash equivalents as well as cash flows resulting from operations. In addition, as previously announced, the Company has developed a market-focused approach to leverage the strength of its MedGraphics brand and worldwide selling and distribution capability. Specifically, the Company has held discussions with various potential product and technology partners. If the Company is successful in concluding these negotiations, it may use some of its cash and capital resources in the acquisition of new technologies or businesses. Although the Company is continuing to look at a number of these opportunities, it currently has no agreements or understandings with any of these third parties.

Forward Looking Statements.

          The discussion in this Form 10-Q, including statements in this Management Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements about Angeion’s future financial results and business prospects that by their nature involve substantial risks and uncertainties. You can identify these statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “plan,” “will,” “target,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans or prospects. Our actual results may differ materially depending on a variety of factors including: (1) national and worldwide economic and capital market conditions; (2) continuing cost-containment efforts in our hospital, clinics, and office market, (3) our ability to successfully operate our business including our ability to develop, improve, and update our cardiorespiratory diagnostic products and successfully sell these products under the MedGraphics and New Leaf Fitness brand names into existing and new markets, (4) our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop, (5) our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers, (6) our ability to effectively manufacture and ship products in required quantities to meet customer demands, (7) our ability to expand our international revenue through our distribution partners and our Milan, Italy representative branch office; (8) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products, (9) our ability to defend our intellectual property, (10) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures, and (11) our dependence on third-party vendors.

Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the above discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including the Annual Report on Form 10-K for the year ended October 31, 2008 and subsequently–filed reports.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4T. Controls and Procedures.

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

(b) Changes in Internal Controls.

          There have been no significant changes in internal control over financial reporting that occurred during the first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors

          The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2008. Except as set forth below, we believe there have been no material changes from the risk factors disclosed in that Annual Report on Form 10-K.

          The Company is experiencing continuing slowness in its sales of its MedGraphics cardiorespiratory products due to cost-containment measures in its hospital, clinics and physician office market and is unable to predict when sales in this market will recover.

          The Company sells its MedGraphics brand cardiorespiratory diagnostic systems and services to hospitals, clinics and physician offices. During the first quarter of 2009, the Company experienced lower than anticipated sales to these customers, particularly to the domestic hospital market, due to continuing slowdowns in orders, delayed capital projects, and cuts in capital and operating budgets. Although the Company is continuing to market its new and existing products to these customers, the Company is unable to predict when these customers will resume traditional or predictable purchasing patterns.

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

ANGEION CORPORATION
(Registrant)
March 17, 2009
	By	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer
March 17, 2009
	By	/s/ William J. Kullback
William J. Kullback
Chief Financial Officer