Form 10-Q
period 2009-04-30
ANGEION CORP/MN
filed 2009-06-12
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended April 30, 2009.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
          Yes ☐          No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐          No ☒

As of June 1, 2009, the Company had outstanding 4,120,411 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2009 and October 31, 2008
(in thousands except share and per share data)

	April 30, 2009	October 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,640	$9,047
Accounts receivable, net of allowance for doubtful accounts of $176 and $283, respectively	4,862	5,446
Inventories, net of obsolecence reserve of $693 and $597, respectively.	4,909	5,143
Prepaid expenses and other current assets	289	292
Total current assets	19,700	19,928

Property and equipment, net of accumulated depreciation of $3,115 and $2,897, respectively	761	937
Intangible assets, net	1,742	2,100
Total Assets	$22,203	$22,965

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,382	$1,544
Employee compensation	1,186	1,288
Deferred income	1,489	1,531
Warranty reserve	158	157
Other current liabilities and accrued expenses	397	380
Total current liabilities	4,612	4,900

Long-term liabilities:
Long-term deferred income	723	789
Total Liabilities	5,335	5,689

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,195,078 and 4,166,457 shares issued and 4,120,411 and 4,091,790 shares outstanding in 2009 and 2008, respectively	412	409
Additional paid-in capital	21,392	20,956
Accumulated deficit	(4,936)	(4,089)
Total shareholders’ equity	16,868	17,276
Total Liabilities and Shareholders’ Equity	$22,203	$22,965

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Revenues
Equipment and supply sales	$5,395	$6,405	$10,965	$13,037
Service revenue	812	912	1,673	1,789
	6,207	7,317	12,638	14,826
Cost of revenues
Cost of equipment and supplies	2,811	3,346	5,859	6,961
Cost of service revenue	91	135	172	251
	2,902	3,481	6,031	7,212

Gross margin	3,305	3,836	6,607	7,614

Operating expenses:
Selling and marketing	1,615	2,312	3,413	4,683
General and administrative	998	1,049	2,152	2,367
Research and development	729	708	1,516	1,326
Amortization of intangibles	182	182	364	364
	3,524	4,251	7,445	8,740

Operating loss	(219)	(415)	(838)	(1,126)
Interest income	—	42	4	105

Loss before taxes	(219)	(373)	(834)	(1,021)
Provision for taxes	6	—	13	27

Net loss	$(225)	$(373)	$(847)	$(1,048)

Loss per share - basic
Net loss per share	$(0.05)	$(0.09)	$(0.21)	$(0.26)

Loss per share - diluted
Net loss per share	$(0.05)	$(0.09)	$(0.21)	$(0.26)

Weighted average common shares outstanding
Basic	4,120	4,090	4,110	4,089
Diluted	4,120	4,090	4,110	4,089

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended April 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(847)	$(1,048)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	582	611
Stock-based compensation	365	217
Increase in inventory obsolescence reserve	96	37
Decrease in allowance for doubtful accounts	(107)	(1)
Changes in operating assets and liabilities:
Accounts receivable	691	2,135
Inventories	138	(857)
Prepaid expenses and other current assets	3	67
Accounts payable	(162)	(460)
Employee compensation	(102)	(415)
Deferred income	(108)	59
Warranty reserve	1	(65)
Other current liabilities and accrued expenses	17	3
Net cash provided by operating activities	567	283

Cash Flows From Investing Activities:
Purchase of property and equipment and intangible assets	(48)	(113)
Net cash used in investing activities	(48)	(113)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan	11	11
Proceeds from the exercise of stock options	63	—
Net cash provided by financing activities	74	11

Net increase in cash and cash equivalents	593	181

Cash and cash equivalents at beginning of period	9,047	6,908

Cash and cash equivalents at end of period	$9,640	$7,089

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

          The consolidated balance sheet as of April 30, 2009, the consolidated statements of operations for the three and six months ended April 30, 2009 and 2008, and cash flows for the six months ended April 30, 2009 and 2008, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2008 was derived from the audited consolidated financial statements as of that date. Operating results for the three and six months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-K for the year ended October 31, 2008.

          Comprehensive loss is a measure of all non-owner changes in shareholders’ equity and includes items such as net loss, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. For the three and six months ended April 30, 2009 and 2008, comprehensive loss for Angeion Corporation was equivalent to net loss as reported.

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

          In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company’s products are sold for cash or on unsecured credit terms requiring payment based on the shipment date. Credit terms can vary between customers due to many factors, but are generally 30-60 days. Revenue, net of discounts, is recognized upon shipment or delivery to customers in accordance with written sales terms. Standard sales terms do not include customer acceptance conditions, future credits, rebates, price protection or general rights of return. The terms of sales to both domestic customers and international distributors are identical. In instances when a customer order specifies final acceptance of the system, revenue is deferred until all customer acceptance criteria have been met. Estimated warranty obligations are recorded upon shipment.

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. In accordance with paragraph 4 of the Emerging Issues Task Force abstract 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 to service contract revenue. Deferred income associated with service contracts and supplies was $2,044,000 and $2,005,000 at April 30, 2009 and October 31, 2008, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed. The amount of deferred installation and training revenue was $129,000 and $223,000 at April 30, 2009 and October 31, 2008, respectively.

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

          No customer accounted for more than 10% of revenues for either the three or six months ended April 30, 2009 and 2008.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregating $39,000 and $92,000 as of April 30, 2009 and October 31, 2008, respectively, are included in deferred income on the consolidated balance sheets. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

3.	New Accounting Pronouncement

          During May 2009, the FASB issued Statements of Financial Standards No. 165 (“SFAS No. 165”), Subsequent Events. SFAS No. 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS No. 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.

4.	Stock-Based Compensation and Stock Options

          Effective November 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Under the fair value recognition provisions of SFAS No. 123R, the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. Total stock-based compensation expense included in the Company’s statement of operations for the three and six months ended April 30, 2009 was $183,000 and $365,000, respectively, compared to $106,000 and $217,000 for the three and six months ended April 30, 2008, respectively.

          Stock Options

          A summary of our option activity for the six-month period ended April 30, 2009 and 2008 follows:

	For the six months ended
	April 30, 2009		April 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	730,953	$5.96	611,120	$6.12
Granted	—	—	12,000	7.20
Exercised	(25,000)	2.53	—	—
Expired or cancelled	—	—	(24,500)	7.81
Outstanding at end of period	705,953	$6.08	598,620	$6.07

          On June 3, 2009, the stockholders of the Company approved an amendment to the Angeion Corporation 2007 Stock Incentive Plan (“the Plan”) to increase by 100,000 the shares authorized for issuance under the Plan. The total shares authorized for issuance under the Plan is now increased to 650,000.

          The following table summarizes information concerning stock options outstanding as of April 30, 2009:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$2.00	11,650	4.44	11,650
2.53	72,000	6.38	72,000
5.08	84,000	7.07	84,000
5.16	49,000	6.33	—
5.66	90,000	6.05	—
6.23	84,500	3.97	84,500
6.60	71,583	5.31	32,767
7.08	10,000	5.92	3,334
7.79	86,800	4.44	86,800
7.81	2,000	5.52	667
7.86	144,420	5.50	48,151

Total	705,953	5.44	423,869

          The total intrinsic value of options exercised during the three and six months ended April 30, 2009 was $15,000. The total intrinsic value of options outstanding and exercisable at April 30, 2009 was $2,600, which was calculated using the closing stock price as of April 30, 2009 less the exercise price of in-the-money options. The Company issues new shares when stock options are exercised. Cash received from the exercise of stock options was $63,000 for the six month period ended April 30, 2009. Unrecognized compensation expense related to outstanding stock options as of April 30, 2009 was $939,000, is expected to be recognized over a weighted average period of 1.74 years, and will be adjusted for any future changes in estimated forfeitures.

          Restricted Stock Awards

          On August 28, 2008, the Board of Directors authorized the issuance of 74,667 restricted shares of the Company’s common stock. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of such stock was established by the market price on the date of grant which was $5.16 per share. The restricted stock awards will vest over a three-year period and are included in common stock issued as of the grant date. The Company did not grant any restricted stock awards during the three and six months ended April 30, 2009.

          Unrecognized compensation expense related to outstanding restricted stock awards as of April 30, 2009 was $299,000. The Company expects to recognize this over a weighted average period of 2.36 years.

          The following table presents the statement of operations classification of pre-tax stock-based compensation expense recognized for the three and six months ended April 30, 2009:

	Three months ended April 30		Six months ended April 30
	2009	2008	2009	2008
Cost of revenues	$13	$12	$26	$18
Selling and marketing	43	24	86	55
General and administrative	115	61	229	129
Research and development	12	9	24	15
Stock-based compensation expense	$183	$106	$365	$217

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

5.	Inventories

          Inventories consisted of the following at April 30, 2009 and October 31, 2008:

(In thousands)	2009	2008
Raw materials	$2,076	$2,035
Work-in-Process	51	156
Finished goods	2,782	2,952
	$4,909	$5,143

6.	Intangible Assets

          Intangible assets consisted of the following at April 30, 2009 and October 31, 2008:

(In thousands)	2009	2008
Intangible assets:
Developed technology	$6,727	$6,722
Trademarks (unamortized)	53	53
	$6,780	$6,775

Amortization	(5,038)	(4,675)
	$1,742	$2,100

          The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from seven to ten years. Amortization expense was $364,000 for the six months ended April 30, 2009 and 2008. If the Company continues to utilize pre-emergence bankruptcy net operating loss carry forwards, the Company will further reduce the carrying cost of its developed technology until the net carrying cost of these assets is zero. To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced.

          Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of April 30, 2009, which does not reflect the possible reduction due to the use of NOLs discussed above, is as follows:

(In thousands)	Amortization
Six months ending October 31, 2009	$363
2010	421
2011	420
2012	421
$1,625

          The Company did not realize any pre-bankruptcy tax benefits for the three and six months ended April 30, 2009, and 2008. The above table does not include estimated amortization expense for patents of $64,000, included in developed technology, that are not yet placed in service.

7.	Warranty Reserve

          Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment. Warranty provisions and claims for the six months ended April 30, 2009 and 2008 were as follows:

(In thousands)	2009	2008
Balance, beginning of period	$157	$253
Warranty provisions	120	142
Warranty claims	(119)	(207)
Balance, end of period	$158	$188

8.	Net Loss per Share

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

          The Company had options outstanding at April 30, 2009 and 2008 to purchase 705,953 and 598,620 shares, respectively, of its common stock. As a result of the net loss in the first and second quarters of both 2009 and 2008, the outstanding stock options were considered antidilutive and, therefore, were excluded from diluted loss per share.

9.	Income Taxes

          The Company has recorded a provision for taxes from operations of $6,000 and $0 for the three months ended April 30, 2009 and 2008, respectively. For the six-month periods ended April 30, 2009 and 2008, the provision for taxes from operations was $13,000 and $27,000, respectively. The Company believes it is more likely than not that the Company will report a year-to-date loss. Therefore, no tax benefit was recorded. This assessment was made in a manner consistent with FASB Statement No. 109, Accounting for Income Taxes. The amount of income taxes payable, if any, is determined after utilizing the Company’s NOLs, including its pre-emergence bankruptcy NOLs. Under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the tax benefit for the utilization of these pre-emergence bankruptcy NOL carry forwards must be recognized as a reduction of intangibles rather than a reduction of the provision for taxes in the statement of operations.

          The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109 (“FIN 48”) on November 1, 2007. There was no additional reserve for uncertain tax positions recognized as a result of adoption of FIN 48. During the three and six months ended April 30, 2009, the Company recognized no income tax expense related to the reserves for uncertain tax positions. The total reserve as of both October 31, 2008 and April 30, 2009 was $35,200. The entire amount of the reserve related to uncertainties regarding income tax nexus with various states in which the Company operates. Included in the reserve is $10,000 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

          Estimated interest and penalties related to potential underpayment of income taxes are classified as a component of tax expense in the consolidated statement of operations. The Company does not expect the amount of reserves for uncertain tax positions to change significantly in the next twelve months. Similarly, the Company does not anticipate that the total reserve for uncertain tax positions will significantly change due to the settlement of audits and the expiration of statutes of limitations within the next twelve months.

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

          The Company had a federal net operating loss carry forward at October 31, 2008 of approximately $20.3 million. This amount is the remaining utilizable carry forward following the application of a limit due to an ownership change under Internal Revenue Code Section 382 that occurred during the fourth quarter of fiscal year 2006. This carry forward is available to offset a portion of taxes payable in future years. If not used, this carry forward will expire in the years 2009 through 2025. Approximately $7.0 million of this carry forward will expire, if unused, during the next five years ending October 31, 2013. The Company also has $109,000 of alternative minimum tax credit carry forwards that do not have expiration dates. Even though the Company has substantial federal net operating loss carry forwards, any income may still be subject to U.S. and State alternative minimum taxes.

          The Company has recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future. Although this determination was made in a prior fiscal year, it is still applicable as of April 30, 2009, and the Company will continue to assess the need for a full valuation allowance in future quarters. Under SOP 90-7, a substantial portion of any future reversal of the valuation allowance will first reduce any intangible assets and then be credited directly to additional paid-in capital. After the exhaustion of pre-emergence bankruptcy NOLs, approximately $2.3 million of the valuation allowance is related to post-bankruptcy NOLs and would be available to reduce the provision for taxes in the statement of operations and, thereafter, $778,000 related to excess stock option tax deductions would be recognized as additional paid-in capital if realized in the Company’s income tax return.

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

          On April 30, 2008, the Company implemented a Reduction-In-Force (RIF) that terminated the employment of nine employees to allow better management of operating expenses. In the second quarter 2008, the Company also terminated a relationship with a foreign distributor. As a result of these actions, the Company accrued a total of $172,000 in severance costs for the quarter ended April 30, 2008 which consisted of $169,000 of cash severance and $3,000 of medical benefits. For the six months ended April 30, 2008, total severance costs of $366,000 were incurred.

          The Company accrued and paid $6,000 in severance costs in the first half of 2009.

          The following table reconciles 2009 and 2008 second quarter activity for accrued severance expenses:

(In thousands)	2009	2008
Balance, beginning of period	$—	$194
Severance payments	(6)	(112)
Additional severance incurred for RIF and distributor termination	6	172
Balance, end of period	$—	$254

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

          During the first quarter of fiscal 2009, the Company launched an all-new, updated CCM ExpressTM, which provides accurate resting energy expenditure measurements (“REE”) for either ventilated or spontaneously breathing patients. The Company expects the added features of the CCM Express to expand the scope of use for this product and its REE function beyond critical care management into cardiology, oncology and other markets.

          Total revenues for the second quarter of 2009 was $6.2 million, a decrease of 15.2% from $7.3 million in 2008. Operating expense for the second quarter of 2009 was $3.5 million, a decrease of 17.1% from the same period in 2008. Net loss for the three months ended April 30, 2009 was $225,000, or $0.05 per share, compared to a net loss of $373,000, or $0.09 per share, for the same period in 2008.

          Total revenues for the six months ended April 30, 2009 was $12.6 million, a decrease of 14.8% from $14.8 million in 2008. Operating expenses for the six months ended April 30, 2009 were $7.4 million, a decrease of 14.8% from the same period in 2008. Net loss for the six months ended April 30, 2009 was $847,000, or $0.21 per share, compared to a net loss of $1.0 million, or $0.26 per share, for the same period in 2008.

Results of Operations

          The following table contains selected information from the Company’s consolidated statements of operations, expressed as a percentage of revenues:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	46.8	47.6	47.7	48.6
Gross margin	53.2	52.4	52.3	51.4

Operating expenses:
Selling and marketing	26.0	31.6	27.0	31.6
General and administrative	16.1	14.3	17.0	16.0
Research and development	11.8	9.7	12.0	8.9
Amortization of intangibles	2.9	2.5	2.9	2.5
	56.8	58.1	58.9	59.0
Operating loss	(3.6)	(5.7)	(6.6)	(7.6)
Interest income	0.0	0.6	0.0	0.7
Loss before taxes	(3.6)	(5.1)	(6.6)	(6.9)
Provision for taxes	0.0	0.0	0.1	0.2
Net loss	(3.6%)	(5.1%)	(6.7%)	(7.1%)

          The following paragraphs discuss the Company’s performance for the three and six-month periods ending April 30, 2009 and 2008:

Revenue

          Total revenue for the three and six months ended April 30, 2009, decreased by 15.2% and 14.8%, respectively, compared to the same periods in 2008. The decrease in revenue of $1.1 million for the three-month period ended April 30, 2009 was primarily caused by the general deterioration in the economic environment as hospitals and other health care facilities continued to delay or freeze spending on capital projects. A total of $194,000 of the decrease in revenues resulted from a decrease in clinical research customer revenue due to the 2008 early conclusion of our large clinical research customer’s trials.

          The decrease in revenue of $2.2 million for the six month period ended April 30, 2009 was primarily due to the economic conditions, and in part due to $695,000 decrease in clinical research customer revenue from the 2008 early conclusion of our large clinical research customer’s trials.

Gross Margin

          Gross margin percentage for the three and six-months ended April 30, 2009 increased to 53.2% and 52.3% of revenue, respectively, compared to 52.4% and 51.4%, respectively, for the same periods in 2008. Gross margin percentage for the three-month period increased by one percentage point as a result of cost reductions implemented in the second quarter of 2008 as well as an improved sales mix. The increase in gross margin percentage for the six-month period was positively impacted by the same factors as the second quarter, but also included a larger amount of high margin service revenues as a percentage of total sales.

Selling and Marketing

          Selling and marketing expenses decreased to $1.6 million and $3.4 million, respectively, for the three and six-month periods ended April 30, 2009 from $2.3 million and $4.7 million for the same periods in 2008.

          The $697,000, or 30.1%, decrease for the three month period ended April 30, 2009 compared to the same period in 2008, is primarily due to a drop in payroll, benefits and other employee related expenses of $353,000 related to the implementation of a Reduction-in-Force (RIF) in the prior year. On April 30, 2008, the Company terminated nine employees as part of an on-going restructuring. The Company also accrued $65,000 of severance and medical benefits for those employees related to the selling and marketing function in the prior year. The Company also paid a one-time non-recurring termination fee of $63,000 to a distributor in the second quarter of 2008. During the second quarter of 2009, the Company also eliminated, due to a change in estimate, a portion of senior management incentive bonus accrual, which decreased operating expense by $57,000. In addition, commissions decreased by $126,000 as a result of lower revenues due to the challenging sales environment.

          The $1.3 million, or 27.1%, decrease for the six-month period ended April 30, 2009 is also primarily due to a drop in payroll, benefits and other employee-related expenses of $769,000. During the first half of 2008, the Company implemented two RIFs to better manage operating expenses. The Company also paid the one-time termination fee of $63,000 to a distributor in the second quarter of 2008. As noted above, during the second quarter of 2009, the Company also eliminated, due to a change in estimate, a portion of senior management incentive bonus accrual, which decreased operating expense by $57,000. In addition, commissions decreased by $206,000 as a result of lower revenues due to the challenging sales environment.

General and Administrative

          For the three months ended April 30, 2009, general and administrative expenses decreased by $51,000, or 4.9%, compared to the same period in 2008. For the six months ended April 30, 2009, general and administrative expenses decreased by $215,000, or 9.1%, compared to the same periods in 2008.

          For the three months ended April 30, 2009, professional fees, mostly related to the audit function, decreased by $17,000 compared to the same period in 2008. During the second quarter of 2009, the Company also eliminated a portion of senior management incentive bonus accrual, due to a change in estimate, which decreased general and administrative expense by $57,000. This was partially offset by an increase in non-cash stock-based compensation expense of $55,000, which was incurred as a result of the issuance of options and restricted stock awards on August 28, 2008. Payroll expense also decreased by $17,000 since the CFO position was open for half of the second quarter of 2008.

          For the six months ended April 30, 2009, non-cash stock-based compensation expense increased by $101,000 due to stock option and restricted share grants issued August 28, 2008. This was offset by a one-time severance payment in 2008 of $194,000, a decrease in audit and other professional fees of $79,000 and a net reduction in general and administrative expense of $43,000 when the Company eliminated a portion of senior management incentive bonus accrual, due to a change in estimate, in the second quarter.

Research and Development

          Research and development expenses for the three and six months ended April 30, 2009 were $729,000 and $1.5 million, respectively, compared to $708,000 and $1.3 million, respectively, for the same period in 2008.

          Payroll and benefits expense increased by $191,000 for the six months ended April 30, 2009 compared to the same period in 2008 as the Company expanded its investment in new product development and quality assurance. Project expenses associated with new products increased by $31,000 due to the launch of the updated CCM Express in the first quarter of 2009. This was partially offset by a decrease in legal fees of $30,000 due to less patent-related work compared to the prior year. The Company’s current new product development initiatives include products targeted for hospital intensive care units, cardiology, dietary, asthma, allergy and primary care physicians, health and fitness club professionals, as well as international markets.

Amortization of Intangibles

          Amortization of developed technology was $182,000 and $364,000, respectively, for the three and six months ended April 30, 2009, unchanged from the comparable periods in 2008.

Interest Income

          Interest income for the three months and six month periods ended April 30, 2009 decreased $42,000 and $101,000, respectively, compared to the same periods in 2008. The decrease in interest income is principally due to significantly lower market interest rates as the Company moved its invested cash and cash equivalents into investments where the main goal is preservation of capital. The Company is exploring alternatives to increase its interest income while maintaining the highest degree of safety in its investments.

Provision for Income Taxes

          The Company is required to present the provision for taxes as if it were fully taxable in accordance with SOP 90-7. With respect to the actual payment of taxes, however, the Company has utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards. During the quarters ended April 30, 2009 and 2008, the Company did not use any tax benefits related to pre-emergence bankruptcy NOLs. See note 9 to the consolidated financial statements, “Income Taxes,” in this Form 10-Q for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation.

          The Company had cash and cash equivalents of $9.6 million and working capital of $15.1 million as of April 30, 2009. During the first half of fiscal 2009, the Company reported a net loss of $847,000. However, cash flow from operating activities were $567,000, primarily due to the collections of accounts receivable for $691,000 and the add-back of non-cash expenses totaling $947,000 for depreciation, amortization and stock-based compensation expense.

          Partially offsetting these cash inflows were a decrease in accounts payable balances of $162,000, a decrease in employee compensation payables of $102,000 and a decrease in deferred income of $108,000. Employee compensation accruals decreased due to a lower bonus accrual for 2009 year-to-date performance compared to 2008. Accounts payable balances have dropped as the business environment that the Company operates in has slowed.

          For the six months ended April 30, 2009, the Company used $48,000 in cash for the purchase of property and equipment and intangible assets. The Company has no material commitments for capital expenditures for the remainder of fiscal year 2009.

          The Company generated cash from financing activities of $74,000 during the six months ended April 30, 2009 from the exercise of stock options and the issuance of shares under the Employee Stock Purchase Plan.

          The Company believes that its liquidity and capital resource needs for at least the next 12 months will be met through its current cash and cash equivalents as well as cash flows resulting from operations. In addition, as previously announced, the Company has developed a market-focused approach to leverage the strength of its MedGraphics brand and worldwide selling and distribution capability. Specifically, the Company has held discussions with various potential product and technology partners. If the Company is successful in concluding these negotiations, it may use some of its cash and capital resources in the acquisition of new technologies or businesses. Although the Company is continuing to look at a number of these opportunities, it currently has no agreements or understandings with any of these third parties.

Forward Looking Statements.

          The discussion in this Form 10-Q, including statements in this Management Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements about Angeion’s future financial results and business prospects that by their nature involve substantial risks and uncertainties. You can identify these statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “plan,” “will,” “target,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans or prospects. Our actual results may differ materially depending on a variety of factors including: (1) national and worldwide economic and capital market conditions; (2) continuing cost-containment efforts in our hospital, clinics, and office market, (3) our ability to explore and acquire new businesses and products that complement our existing products, (4) our ability to successfully operate our business including our ability to develop, improve, and update our cardiorespiratory diagnostic products and successfully sell these products under the MedGraphics and New Leaf Fitness brand names into existing and new markets, (5) our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop, (6) our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers, (7) our ability to effectively manufacture and ship products in required quantities to meet customer demands, (8) our ability to expand our international revenue through our distribution partners and our Milan, Italy representative branch office; (9) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products, (10) our ability to defend our existing intellectual property and to obtain United States and international intellectual property protection for our new products; (11) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures, and (12) our dependence on third-party vendors for some of our products.

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

(b) Changes in Internal Controls.

          There have been no significant changes in internal control over financial reporting that occurred during the second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

          From time to time, the Company is subject to certain claims and lawsuits that are filed in the ordinary course of business. In addition, the Company brings suit against others to enforce patent rights or to collect debts in the ordinary course of business. Management believes that the settlement or other resolution of all litigation would not have a material effect on the results of operations or liquidity of the Company.

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

          The Company sells its MedGraphics brand cardiorespiratory diagnostic systems and services to hospitals, clinics and physician offices. During the first half of 2009, the Company experienced lower than anticipated sales to these customers due to continuing slowdowns in orders, delayed capital projects, and cuts in capital and operating budgets. Although the Company is continuing to market its new and existing products to these customers, the Company is unable to predict when these customers will resume traditional or predictable purchasing patterns.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          None.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          Our Annual Meeting of Shareholders was held on June 3, 2009. Of the 4,120,411 shares of common stock outstanding and entitled to vote at the meeting as of April 14, 2009, 3,202,577 shares were present, either in person or by proxy. The following describes the matters considered by the shareholders at the Annual Meeting, as well as the results of the votes cast at the meeting.

Proposal 1: To elect six directors of the Company to serve until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified.

Nominee	For	Withheld

John R. Baudhuin	3,098,677	103,900
K. James Ehlen, M.D.	3,098,755	103,822
John C. Penn	3,096,683	105,894
Paula R. Skjefte	3,098,763	103,814
Philip I. Smith	2,754,265	448,312
Rodney A. Young	3,098,765	103,812

Proposal 2: To approve an amendment to the Angeion Corporation 2007 Stock Incentive Plan to increase by 100,000 the shares authorized for issuance under the Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

1,159,480	29,138	56,877	1,957,082

Item 5. Other Information.

          None.

Item 6. Exhibits.

31.	Certifications pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

June 12, 2009

	By:	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer

June 12, 2009

	By:	/s/ William J. Kullback
William J. Kullback
Chief Financial Officer