Form 10-Q
period 2009-07-31
ANGEION CORP/MN
filed 2009-09-14
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended July 31, 2009.

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
          Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐     No ☒

As of September 10, 2009, the Company had outstanding 4,140,371 shares of Common Stock, $0.10 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
July 31, 2009 and October 31, 2008
(in thousands except share and per share data)

	July 31, 2009	October 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,559	$9,047
Accounts receivable, net of allowance for doubtful accounts of $173 and $283, respectively	4,194	5,446
Inventories, net of obsolecence reserve of $646 and $597, respectively.	4,705	5,143
Prepaid expenses and other current assets	219	292
Total current assets	19,677	19,928

Property and equipment, net of accumulated depreciation of $3,213 and $2,897, respectively	757	937
Intangible assets, net	1,580	2,100
Total Assets	$22,014	$22,965

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,365	$1,544
Employee compensation	1,071	1,288
Deferred income	1,502	1,531
Warranty reserve	153	157
Other current liabilities and accrued expenses	344	380
Total current liabilities	4,435	4,900

Long-term liabilities:
Long-term deferred income	676	789
Total Liabilities	5,111	5,689

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,378,873 and 4,166,457 shares issued and 4,123,538 and 4,091,790 shares outstanding in 2009 and 2008, respectively	412	409
Additional paid-in capital	21,600	20,956
Accumulated deficit	(5,109)	(4,089)
Total shareholders’ equity	16,903	17,276
Total Liabilities and Shareholders’ Equity	$22,014	$22,965

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Revenues
Equipment and supply sales	$5,416	$6,508	$16,381	$19,545
Service revenues	816	1,090	2,489	2,879
	6,232	7,598	18,870	22,424
Cost of revenues
Cost of equipment and supplies	2,751	3,569	8,610	10,530
Cost of service revenue	92	112	264	363
	2,843	3,681	8,874	10,893

Gross margin	3,389	3,917	9,996	11,531

Operating expenses:
Selling and marketing	1,688	1,977	5,101	6,660
General and administrative	979	945	3,131	3,312
Research and development	710	565	2,226	1,891
Amortization of intangibles	182	182	546	546
	3,559	3,669	11,004	12,409

Operating income / (loss)	(170)	248	(1,008)	(878)
Interest income	6	32	10	137

Income / (loss) before taxes	(164)	280	(998)	(741)
Provision for taxes	9	21	22	48

Net income / (loss)	$(173)	$259	$(1,020)	$(789)

Earnings / (loss) per share - basic
Net income / (loss) per share	$(0.04)	$0.06	$(0.25)	$(0.19)

Earnings / (loss) per share - diluted
Net income / (loss) per share	$(0.04)	$0.06	$(0.25)	$(0.19)

Weighted average common shares outstanding
Basic	4,121	4,090	4,114	4,090
Diluted	4,121	4,150	4,114	4,090

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended July 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(1,020)	$(789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	859	896
Stock-based compensation	564	347
Increase in inventory obsolescence reserve	49	333
Increase/(decrease) in allowance for doubtful accounts	(110)	55
Changes in operating assets and liabilities:
Accounts receivable	1,362	2,382
Inventories	389	(797)
Prepaid expenses and other current assets	73	27
Accounts payable	(179)	(441)
Employee compensation	(217)	(992)
Deferred income	(142)	(202)
Warranty reserve	(4)	(81)
Other current liabilities and accrued expenses	(36)	(34)
Net cash provided by operating activities	1,588	704

Cash Flows From Investing Activities:
Purchase of property and equipment and intangible assets	(159)	(168)
Net cash used in investing activities	(159)	(168)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan	20	20
Proceeds from the exercise of stock options	63	—
Net cash provided by financing activities	83	20

Net increase in cash and cash equivalents	1,512	556

Cash and cash equivalents at beginning of period	9,047	6,908

Cash and cash equivalents at end of period	$10,559	$7,464

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

          The consolidated balance sheet as of July 31, 2009, the consolidated statements of operations for the three and nine months ended July 31, 2009 and 2008, and cash flows for the nine months ended July 31, 2009 and 2008, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2008 was derived from the audited consolidated financial statements as of that date. Operating results for the three and nine months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-K for the year ended October 31, 2008.

          Comprehensive income (loss) is a measure of all non-owner changes in shareholders’ equity and includes items such as net income (loss), certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. For the three and nine months ended July 31, 2009 and 2008, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

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

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. In accordance with paragraph 4 of the Emerging Issues Task Force abstract 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company applies Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 to service contract revenue. Deferred income associated with service contracts and supplies was $1,985,000 and $2,005,000 at July 31, 2009 and October 31, 2008, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed. The amount of deferred installation and training revenue was $140,000 and $223,000 at July 31, 2009 and October 31, 2008, respectively.

          When a sale involves multiple deliverables such as equipment, installation services and training, the amount of the consideration from an arrangement is allocated to each respective element based on the residual method and recognized as revenue when revenue recognition criteria for each element is met. Consideration allocated to delivered equipment is equal to the total arrangement consideration less the fair value of installation and training. The fair value of installation and training services is based on specific objective evidence, including third-party invoices.

          No customer accounted for more than 10% of revenues for either the three or nine months ended July 31, 2009 and 2008.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregating $53,000 and $92,000 as of July 31, 2009 and October 31, 2008, respectively, are included in deferred income on the consolidated balance sheets. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

3.	New Accounting Pronouncement

          During May 2009, the FASB issued Statements of Financial Standards No. 165 (“SFAS No. 165”), Subsequent Events. SFAS No. 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS No. 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. SFAS No. 165 was adopted this quarter and did not have a material impact on the Company’s financial statements. The Company has evaluated subsequent events occurring through September 14, 2009, the date on which this Quarterly Report on Form 10-Q was issued.

4.	Stock-Based Compensation and Stock Options

          Effective November 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Under the fair value recognition provisions of SFAS No. 123R, the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. Total stock-based compensation expense included in the Company’s statement of operations for the three and nine months ended July 31, 2009 was $199,000 and $564,000, respectively, compared to $130,000 and $347,000 for the three and nine months ended July 31, 2008, respectively.

          Stock Options

          A summary of our option activity for the nine-month period ended July 31, 2009 and 2008 follows:

	For the nine months ended
	July 31, 2009		July 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	730,953	$5.96	611,120	$6.12
Granted	—	—	112,000	5.83
Exercised	(25,000)	2.53	—	—
Expired or cancelled	—	—	(41,167)	7.09
Outstanding at end of period	705,953	$6.08	681,953	$6.01

          On June 3, 2009, the shareholders of the Company approved an amendment to the Angeion Corporation 2007 Stock Incentive Plan (“the Plan”) to increase by 100,000 the shares authorized for issuance under the Plan. The total shares authorized for issuance under the Plan is now increased to 650,000.

          The following table summarizes information concerning stock options outstanding as of July 31, 2009:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$2.00	11,650	4.19	11,650
2.53	72,000	6.13	72,000
5.08	84,000	6.82	84,000
5.16	49,000	6.08	—
5.66	90,000	5.80	30,003
6.23	84,500	3.72	84,500
6.60	71,583	5.06	46,099
7.08	10,000	5.67	3,334
7.79	86,800	4.19	86,800
7.81	2,000	5.27	667
7.86	144,420	5.25	48,151

Total	705,953	5.18	467,204

          The total intrinsic value of options exercised during the three and nine months ended July 31, 2009 was $0 and $15,000, respectively. The total intrinsic value of options outstanding and exercisable at July 31, 2009 was $41,308, which was calculated using the closing stock price as of July 31, 2009 less the exercise price of in-the-money options. The Company issues new shares when stock options are exercised. Cash received from the exercise of stock options was $63,000 for the nine-month period ended July 31, 2009. Unrecognized compensation expense related to outstanding stock options as of July 31, 2009 of $792,000 is expected to be recognized over a weighted average period of 1.51 years, and will be adjusted for any future changes in estimated forfeitures.

          Restricted Stock Awards

          On June 3, 2009, the Board of Directors authorized the issuance of 180,668 restricted shares of the Company’s common stock. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of the stock was established by the market price on the date of grant which was $2.62 per share. The restricted stock awards will vest over a three-year period and are included in common stock issued as of the grant date.

          On August 28, 2008, the Board of Directors had authorized the issuance of 74,667 restricted shares of the Company’s common stock when the market price of the common stock was $5.16.

          Unrecognized compensation expense related to outstanding restricted stock awards as of July 31, 2009 was $715,000. The Company expects to recognize this over a weighted average period of 2.59 years.

          The following table presents the statement of operations classification of pre-tax stock-based compensation expense for stock options and restricted stock awards recognized for the three and nine months ended July 31, 2009 and 2008:

	Three months ended July 31		Nine months ended July 31
	2009	2008	2009	2008
Cost of revenues	$14	$7	$40	$25
Selling and marketing	49	25	135	80
General and administrative	124	92	353	221
Research and development	12	6	36	21
Stock-based compensation expense	$199	$130	$564	$347

          Valuation Assumptions

          The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. In determining the fair value of stock options under the Black-Scholes model, management is required to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends.

5.	Inventories

Inventories consisted of the following at July 31, 2009 and October 31, 2008:

(In thousands)	2009	2008
Raw materials	$2,067	$2,035
Work-in-Process	64	156
Finished goods	2,574	2,952
	$4,705	$5,143

6.	Intangible Assets

Intangible assets consisted of the following at July 31, 2009 and October 31, 2008:

(In thousands)	2009	2008
Intangible assets:
Developed technology	$6,744	$6,722
Trademarks (unamortized)	56	53
	$6,800	$6,775

Amortization	(5,220)	(4,675)
	$1,580	$2,100

          The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from seven to ten years. Amortization expense was $546,000 for the nine months ended July 31, 2009 and 2008. If the Company continues to utilize pre-emergence bankruptcy net operating loss carry forwards, the Company will further reduce the carrying cost of its developed technology until the net carrying cost of these assets is zero. To the extent that utilization of these NOLs reduces the cost of developed technology, future amortization expense will be reduced.

          Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of July 31, 2009, which does not reflect the possible reduction due to the use of NOLs discussed above, is as follows:

(In thousands)	Amortization
Three months ending October 31, 2009	$182
2010	421
2011	420
2012	421
$1,444

          The Company did not realize any pre-bankruptcy tax benefits for the three and nine months ended July 31, 2009 and 2008. The above table does not include estimated amortization expense of $80.000 for patents, included in developed technology, that are not yet placed in service.

7.	Warranty Reserve

          Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it expects to incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment. Warranty provisions and claims for the three and nine months ended July 31, 2009 and 2008 were as follows:

	Three months ended July 31		Nine months ended July 31
	2009	2008	2009	2008
Balance, beginning of period	$158	$188	$157	$253
Warranty Provisions	59	63	179	205
Warranty Claims	(64)	(79)	(183)	(286)
Balance, end of period	$153	$172	$153	$172

8.	Earnings (Loss) per Share

                    Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that in computing income per share the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.

          The Company had options outstanding at July 31, 2009 and 2008 to purchase 705,953 and 681,953 shares, respectively, of its common stock.

          Shares used in the earnings (loss) per share computations are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Weighted average common shares outstanding - basic	4,121	4,090	4,114	4,090
Dilutive effect of stock options	—	60	—	—
Weighted average common shares outstanding - diluted	4,121	4,150	4,114	4,090

          The dilutive effect of stock options in the above table excludes all options for which the exercise price was higher than the average market price for the period. For the three-month period ending on July 31, 2008, a total of 399,303 stock options were excluded from the calculation. As a result of the net loss position for the three and nine-month periods ended July 31, 2009 as well as for the nine-month period ended on July 31, 2008, all outstanding stock options were considered antidilutive and, therefore, were excluded from diluted earnings (loss) per share.

9.	Income Taxes

          The Company has recorded a provision for taxes from operations of $9,000 and $21,000 for the three months ended July 31, 2009 and 2008, respectively. For the nine-month periods ended July 31, 2009 and 2008, the provision for taxes from operations was $22,000 and $48,000, respectively. The Company believes it is more likely than not that the Company will report a year-to-date loss. Therefore, no tax benefit was recorded. This assessment was made in a manner consistent with FASB Statement No. 109, Accounting for Income Taxes. The amount of income taxes payable, if any, is determined after utilizing the Company’s Net Operating Losses (“NOLs”), including its pre-emergence bankruptcy NOLs. Under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the tax benefit for the utilization of these pre-emergence bankruptcy NOL carry forwards must be recognized as a reduction of intangibles rather than a reduction of the provision for taxes in the statement of operations.

          The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109 (“FIN 48”) on November 1, 2007. There was no additional reserve for uncertain tax positions recognized as a result of adoption of FIN 48. During the three and nine months ended July 31, 2009, the Company recognized no income tax expense related to the reserves for uncertain tax positions. The total reserve as of both October 31, 2008 and July 31, 2009 was $35,200. The entire amount of the reserve related to uncertainties regarding income tax nexus with various states in which the Company has limited activity. Included in the reserve is $10,000 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

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

          The Company files a consolidated federal income tax return in the United States Federal jurisdiction and files various combined and separate tax returns in several state and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for fiscal years ending prior to November 1, 2005. There is no statute of limitations for assessments related to jurisdictions where the Company may have nexus but has chosen not to file an income tax return.

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

          The Company has recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future. Although this determination was made in a prior fiscal year, it is still applicable as of July 31, 2009, and the Company will continue to assess the need for a full valuation allowance in future quarters. Under SOP 90-7, a substantial portion of any future reversal of the valuation allowance will first reduce any intangible assets and then be credited directly to additional paid-in capital. After the exhaustion of pre-emergence bankruptcy NOLs, approximately $2.3 million of the valuation allowance is related to post-bankruptcy NOLs and would be available to reduce the provision for taxes in the statement of operations and, thereafter, $778,000 related to excess stock option tax deductions would be recognized as additional paid-in capital if realized in the Company’s income tax return.

10.	Litigation

          The Company may be subject to certain claims and lawsuits that have been filed in the ordinary course of business. From time to time, the Company has initiated lawsuits against others to enforce patents or to seek collection of debts in the ordinary course of business. It is management’s opinion that the settlement of all litigation arising in the ordinary course of business would not have a material effect on the financial position, results of operations or liquidity of the Company.

11.	Severance Costs

          The following table reconciles 2009 and 2008 third quarter activity for accrued severance expenses:

(In thousands)	2009	2008
Balance, beginning of period	$—	$254
Severance payments	—	(197)
Additional severance for Reduction in Force (“RIF’) and distributor termination	—	—
Balance, end of period	$—	$57

          The following table reconciles 2009 and 2008 year-to-date activity for accrued severance expenses:

(In thousands)	2009	2008
Balance, beginning of period	$—	$0
Severance payments	(6)	(309)
Additional severance for RIF and distributor termination	6	366
Balance, end of period	$—	$57

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

          During the first quarter of fiscal 2009, the Company launched an all-new, updated CCM Express®, which provides accurate resting energy expenditure measurements (“REE”) for either ventilated or spontaneously breathing patients. The Company expects the added features of the CCM Express to expand the scope of use for this product and its REE function beyond critical care management into cardiology, rehabilitation medicine and other markets.

          Total revenue for the third quarter of 2009 was $6.2 million, a decrease of 18.0% from $7.6 million in 2008. Operating expense for the third quarter of 2009 was $3.6 million, a decrease of 3.0% from the same period in 2008. Net loss for the three months ended July 31, 2009 was $173,000, or $0.04 per share, compared to net earnings of $259,000, or $0.06 per diluted share, for the same period in 2008.

          Total revenues for the nine months ended July 31, 2009 was $18.9 million, a decrease of 15.9% from $22.4 million in 2008. Operating expenses for the nine months ended July 31, 2009 were $11.0 million, a decrease of 11.3% from the same period in 2008. Net loss for the nine months ended July 31, 2009 was $1.0 million, or $0.25 per share, compared to a net loss of $789,000, or $0.19 per share, for the same period in 2008.

Results of Operations

          The following table contains selected information from the Company’s consolidated statements of operations, expressed as a percentage of revenues:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.6	48.4	47.0	48.6
Gross margin	54.4	51.6	53.0	51.4

Operating expenses:
Selling and marketing	27.1	26.0	27.0	29.7
General and administrative	15.7	12.5	16.6	14.8
Research and development	11.4	7.4	11.8	8.4
Amortization of intangibles	2.9	2.4	2.9	2.4
	57.1	48.3	58.3	55.3
Operating loss	(2.7)	3.3	(5.3)	(3.9)
Interest income	0.1	0.4	0.0	0.6
Loss before taxes	(2.6)	3.7	(5.3)	(3.3)
Provision for taxes	0.2	0.3	0.1	0.2
Net loss	(2.8%)	3.4%	(5.4%)	(3.5%)

          The following paragraphs discuss the Company’s performance for the three and nine-month periods ending July 31, 2009 and 2008:

Revenue

          Total revenue for the three and nine months ended July 31, 2009, decreased by 18.0% and 15.9%, respectively, compared to the same periods in 2008. The decrease in revenue of $1.4 million for the three-month period ended July 31, 2009 was primarily caused by the general deterioration in the economic environment as hospitals and other health care facilities continued to delay or freeze spending on capital projects. A total of $378,000 of the decrease in revenues resulted from a drop in clinical research customer revenue due to the early conclusion of our large clinical research customer’s trials in late 2008.

          The decrease in revenue of $3.6 million for the nine-month period ended July 31, 2009 was primarily due to the economic conditions, and in part due to a $1.1 million decrease in clinical research customer revenue from the early conclusion of our large clinical research customer’s trials.

Gross Margin

          Gross margin percentage for the three and nine-months ended July 31, 2009 increased to 54.4% and 53.0% of revenue, respectively, compared to 51.6% and 51.4%, respectively, for the same periods in 2008. Gross margin percentage for the three-month period increased by almost three percentage points mainly as a result of the Company’s fiscal year 2008 change in estimate for the reserve for obsolescence related to inventory used in sales and customer demonstrations due to changing economic conditions and aging related to these inventory items -the related inventory charge negatively impacted 2008 gross margin. The increase in gross margin percentage for the 2009 nine-month period was positively affected by the obsolescence charge in the prior year, but also included a larger portion of high margin service revenues as a percentage of total sales.

Selling and Marketing

          Selling and marketing expenses decreased to $1.7 million and $5.1 million, respectively, for the three and nine-month periods ended July 31, 2009 from $2.0 million and $6.7 million for the same periods in 2008.

          The $289,000, or 14.6%, decrease for the three-month period ended July 31, 2009 compared to the same period in 2008, is partially due to a drop in payroll, benefits and other employee-related expenses of $120,000 related to the reallocation of resources within the Company. During the third quarter of the prior year, the Company also took a one-time charge to write off $123,000 of obsolete computer equipment and peripherals related to sales and marketing. In addition, commissions decreased by $58,000 as a result of lower revenues due to the challenging sales environment.

          The $1.6 million, or 23.4%, decrease for the nine-month period ended July 31, 2009 is primarily due to a drop in payroll, benefits and other employee-related expenses of $1.0 million. During the first half of 2008, the Company implemented two RIFs to better manage operating expenses. The Company also paid a one-time termination fee of $63,000 to a distributor in the second quarter of 2008. As noted above, during the third quarter of 2008, the Company took a one-time charge to write off $123,000 of obsolete computer equipment and peripherals. In addition, commissions decreased by $264,000 as a result of lower revenues due to the challenging sales environment.

General and Administrative

          For the three months ended July 31, 2009, general and administrative expenses increased by $34,000, or 3.6%, compared to the same period in 2008. For the nine months ended July 31, 2009, general and administrative expenses decreased by $181,000, or 5.5%, compared to the same period in 2008.

          The increase in expense compared to prior year for the third quarter was impacted by the prior year elimination of a portion of the senior management incentive bonus accrual due to a change in estimate, which decreased general and administrative expense by $101,000 in the third quarter of fiscal 2008. Also, 2009 non-cash stock-based compensation expense increased by $32,000 primarily as a result of the issuance of restricted stock awards and options on August 28, 2008 and June 3, 2009. These items were partially offset by professional fees, mostly related to the audit function, which decreased by $114,000 compared to the same period in 2008.

          For the nine months ended July 31, 2009, audit and other professional fees decreased by $238,000 compared to the prior year. In addition, a one-time severance payment of $194,000 was made in the first quarter of 2008. This was partially offset by an increase in non-cash stock-based compensation expense of $132,000 due to restricted share grants and options issued August 28, 2008 and June 3, 2009 as well as an increase in consulting expenses of $110,000.

Research and Development

          Research and development expenses for the three and nine months ended July 31, 2009 were $710,000 and $2.2 million, respectively, compared to $565,000 and $1.9 million, respectively, for the same periods in 2008.

          Payroll and benefits expense increased by $296,000 for the nine months ended July 31, 2009 compared to the same period in 2008 as the Company expanded its investment in new product development and quality assurance. Non-cash stock-based compensation expense increased by $41,000 which was partially offset by a decrease in legal and consulting fees of $17,000 due to less patent-related work compared to the prior year. The Company’s current new product development initiatives include products targeted for hospital intensive care units, cardiology, dietary, asthma, allergy and primary care physicians, health and fitness club professionals, as well as international markets.

Amortization of Intangibles

          Amortization of developed technology was $182,000 and $546,000, respectively, for the three and nine months ended July 31, 2009, unchanged from the comparable periods in 2008.

Interest Income

          Interest income for the three months and nine month periods ended July 31, 2009 decreased $26,000 and $127,000, respectively, compared to the same periods in 2008. The decrease in interest income is principally due to significantly lower market interest rates as the Company moved its invested cash and cash equivalents into investments where the main goal is preservation of capital. The Company is exploring alternatives to increase its interest income while maintaining the highest degree of safety in its investments.

Provision for Income Taxes

          The Company is required to present the provision for taxes as if it were fully taxable in accordance with SOP 90-7. With respect to the actual payment of taxes, however, the Company has utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards. During the quarters ended July 31, 2009 and 2008, the Company did not use any tax benefits related to pre-emergence bankruptcy NOLs. See note 9 to the consolidated financial statements, “Income Taxes,” in this Form 10-Q for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation.

          The Company had cash and cash equivalents of $10.6 million and working capital of $15.2 million as of July 31, 2009. During the first three quarters of fiscal 2009, the Company reported a net loss of $1.0 million. However, cash flow from operating activities was $1.6 million, primarily due to the collections of accounts receivable for $1.4 million and the add-back of non-cash expenses totaling $1.4 million for depreciation, amortization and stock-based compensation expense.

          Partially offsetting these operating cash inflows were a decrease in accounts payable balances of $179,000, a decrease in employee compensation payables of $217,000 and a decrease in deferred income of $142,000. Employee compensation accruals decreased due to lower commission payables as a result of lower 2009 year-to-date sales performance compared to 2008. Accounts payable balances have dropped as the business environment that the Company operates in has slowed.

          For the nine months ended July 31, 2009, the Company used $159,000 in cash for the purchase of property and equipment and intangible assets. The Company has no material commitments for capital expenditures for the remainder of fiscal year 2009.

          The Company generated cash from financing activities of $83,000 during the nine months ended July 31, 2009 from the exercise of stock options and the issuance of shares under the Employee Stock Purchase Plan.

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

Forward Looking Statements.

          The discussion in this Form 10-Q, including statements in this Management Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements about Angeion’s future financial results and business prospects that by their nature involve substantial risks and uncertainties. You can identify these statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “plan,” “will,” “target,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans or prospects. Our actual results may differ materially depending on a variety of factors including: (1) national and worldwide economic and capital market conditions; (2) continuing cost-containment efforts in our hospital, clinics, and office market; (3) any changes in national healthcare reform that affects medical reimbursement; (4) our ability to explore and acquire new businesses and products that complement our existing products; (5) our ability to successfully operate our business including our ability to develop, improve, and update our cardiorespiratory diagnostic products and successfully sell these products under the MedGraphics and New Leaf Fitness brand names into existing and new markets; (6) our ability to maintain our cost structure at a level that is appropriate to our near- to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop; (7) our ability to effectively manufacture and ship products in required quantities to meet customer demands; (8) our ability to expand our international revenue through our distribution partners and our Milan, Italy representative branch office; (9) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products; (10) our ability to defend our existing intellectual property and to obtain United States and international intellectual property protection for our new products; (11) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; and (12) our dependence on third-party vendors for some of our products.

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

(b) Changes in Internal Controls.

          There have been no significant changes in internal control over financial reporting that occurred during the third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

          The Company sells its MedGraphics brand cardiorespiratory diagnostic systems and services to hospitals, clinics and physician offices. During fiscal 2009, the Company is experiencing lower than anticipated sales to these customers due to continuing slowdowns in orders, delayed capital projects, and cuts in capital and operating budgets. Although the Company is continuing to market its new and existing products to these customers, the Company is unable to predict when these customers will resume traditional or predictable purchasing patterns.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          None.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          The Company reported the results of its 2009 Annual Meeting of Shareholders in its Form 10-Q for the quarter ended April 30, 2009.

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

ANGEION CORPORATION
(Registrant)
September 14, 2009
	By:	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer

September 14, 2009
	By:	/s/ William J. Kullback
William J. Kullback
Chief Financial Officer