Form 10-K
period 2009-10-31
ANGEION CORP/MN
filed 2010-01-29
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended October 31, 2009.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to ___________________.

Commission File Number 001-13543

ANGEION CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1579150
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

350 Oak Grove Parkway, Saint Paul, Minnesota 55127-8599
(Address of principal executive offices)

Registrant’s telephone number, including area code: (651) 484-4874

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 Par Value	Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $9,338,000 as of the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $2.22 per share.

As of January 15, 2010, the Company had outstanding 4,157,066 shares of Common Stock, $0.10 par value.

PART I

Item 1.	Business.

          Unless the context requires otherwise, references in this Form 10-K to “Angeion” or the “Company” means Angeion Corporation, while references to “Medical Graphics” refer to Medical Graphics Corporation, a wholly-owned subsidiary of Angeion. Angeion and Medical Graphics are collectively referred to as the “Company.”

Overview

          The Company is a medical device manufacturer with revenues of $25.5 million for the year ended October 31, 2009. Domestic product sales and service revenue accounted for 78.6% of fiscal 2009 revenue while international product sales accounted for the remaining 21.4%. The Company, through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardio-respiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names. These cardio-respiratory diagnostic systems have a wide range of applications in healthcare, wellness and health and fitness. Revenue consists of equipment and supply sales as well as service revenue. Equipment and supply sales reflect sales of non-invasive cardio-respiratory diagnostic equipment and aftermarket sales of peripherals and supplies. Service revenue consists of revenue from extended service contracts, non-warranty service visits and additional training.

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

          Healthcare professionals use these cardiorespiratory diagnostic systems to diagnose shortness of breath and lung diseases such as asthma, emphysema, or Chronic Obstructive Pulmonary Disease (“COPD”), and manage related treatment. Through breath-by-breath analysis, some of the Company’s cardiorespiratory diagnostic systems measure disability as well as fitness or conditioning levels to help physicians diagnose and treat heart diseases such as heart failure and coronary disease. The Company also sells its cardiorespiratory diagnostic systems and services to clinical research customers for use in conducting safety and efficacy clinical trial studies both in the United States and internationally. Other health professionals use cardiorespiratory diagnostic systems to measure calorie consumption and to prescribe safe and effective exercise in rehabilitation, weight management, general fitness, and athletic performance. All of these applications are accomplished by measuring air flow and the concentrations of inhaled and exhaled gases such as oxygen and carbon dioxide while a person is at rest, or exercising on a bike or treadmill. Professionals use this same assessment of gases and air flow to determine nutritional requirements of critically-ill patients in a hospital or to design a weight loss program for health club members wishing to assess the number of calories they should consume and burn daily.

          Primary MedGraphics brand products include pulmonary function (“PFT”) and cardiopulmonary gas exchange (“GX”) testing systems. All MedGraphics systems are designed to be simple and easy-to-use while at the same time provide the flexibility to address the specific needs of hospitals, clinics and physician offices. MedGraphics’ products, except for certain original equipment manufacturer (“OEM”) products, are generally sold with a personal computer, full color monitor, printer and other peripherals.

          The Company also sells one of its cardiorespiratory diagnostic systems together with other consumable products under the New Leaf brand to consumers through health and fitness clubs, personal training studios, weight loss centers and other retail outlets. These fitness products provide the consumer with a personalized exercise plan based on an assessment of the individual’s level of fitness and metabolism. The assessment is performed at a health club or personal training studio equipped with one of the Company’s VO2 assessment systems. A New Leaf Assessment will measure the metabolism of an individual who is exercising and correlate that metabolism to the individual’s heart rate. The participating consumer must purchase an assessment package containing the single user materials required for the VO2 assessment and may also purchase a heart rate monitor and watch to help that consumer exercise at the correct intensity level to achieve the desired results for weight loss, general fitness improvement or athletic performance.

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

          Applications of MedGraphics pulmonary function products include enabling the early detection of lung disease, evaluating the effect of medication, monitoring patients with chronic disease, diagnosing lung diseases (i.e. COPD, asthma and emphysema), managing treatment, assessing the surgical risk of lung transplant and lung reduction candidates and evaluating the impact of diseases such as neuromuscular disease on breathing.

          MedGraphics’ pulmonary function products’ ease of use, infection control features, compact, lightweight design, connectivity and mobility option attract a wide variety of customers, including pulmonary laboratories in hospitals, clinics, physician offices, occupational medicine clinics, asthma/allergy practices, and clinical research centers worldwide.

Cardiopulmonary Exercise Testing Systems

          MedGraphics’ cardiopulmonary exercise (“CPX”) testing systems measure functional capacity, fitness or conditioning levels, evaluate prognostic criteria for surgical procedures as well as help physicians diagnose heart and lung diseases. This is accomplished by measuring the volume of air and concentrations of oxygen and carbon dioxide as they enter and leave the lungs while a person exercises on a machine such as a bike or treadmill.

          The Ultima/CPX systems measure each breath using a patented breath-by-breath methodology and the same patented preVent pneumotach as the pulmonary function systems. MedGraphics’ cardiopulmonary exercise systems include a patented oxygen analyzer, a carbon dioxide analyzer and gas sampling and data reporting, including a patented expert system, Exercise Consult, to assist physicians in the evaluation of the information obtained from cardiopulmonary exercise assessments.

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

Ultima/CardiO2. This configuration adds an integrated 12-lead electrocardiogram stress option.

Ultima/CCM/D. This basic metabolic assessment system measures the nutritional requirements of a patient at rest and during mechanical ventilation in the critical care unit.

CPX/Express. This portable, self-contained exercise assessment system measures the functional capacity of a patient at rest and during exercise.

CCM/Express. This portable, self-contained metabolic assessment system measures the nutritional requirements of a patient at rest and during mechanical ventilation in the critical care unit.

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

          Applications for the Ultima and VO2000 exercise and metabolic systems include distinguishing between cardiovascular and pulmonary disease, screening for early signs of cardiac and pulmonary dysfunction, establishing exercise prescriptions and training programs and evaluating the efficacy of prescribed therapy and determining appropriate nutritional supports requirements. Customers include hospital cardiopulmonary laboratories, cardiology and pulmonary office-based clinics, critical care units, cardiac rehabilitation units, weight loss clinics, human performance laboratories and health clubs.

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

Competition

          The industry for companies selling cardiopulmonary diagnostic systems is competitive. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by Medical Graphics. The Company’s competitors include both large and small medical companies, some of which have greater financial and technical resources and broader product lines. CareFusion, Medisoft, Cosmed and nSpire Health are the principal competitors for the Company’s MedGraphics branded products. The Company believes that the primary competitive factors in its markets are product features, customer service, price, quality, product performance, market reputation, breadth of product offerings and effectiveness of sales and marketing efforts. The Company believes its MedGraphics brand product quality, product performance, market reputation and customer service are true differentiators that will contribute to future growth.

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

          Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. The timing of market introduction of competitive products could adversely affect the competitiveness of Medical Graphics’ products. Accordingly, the relative speeds with which the Company can develop products, complete clinical testing and the regulatory approval process and supply commercial quantities of the product to the market are important competitive factors. The Company expects that competition will also be based on many factors, including device size and weight, longevity, ease of programmability, ability to provide diagnostic capability, product reliability, physician familiarity with the device, patent protection, sales and marketing capability, third-party reimbursement policies, reputation and price. The Company has protected its products with various patents and trademarks when possible.

Manufacturing

          Medical Graphics currently designs and assembles all major sensor components of its cardiopulmonary diagnostic systems including its data acquisition systems, flow measurement sensors, gas sample lines, gas chromatograph, nitrogen analyzer, CO2 analyzer and oxygen analyzers. Company-designed sheet metal, electrical components, printed circuit boards and some measurement devices are purchased from outside vendors and are tested, assembled and packaged by Medical Graphics personnel into fully integrated systems. Medical Graphics also acquires general-purpose computers, monitors and printers from a variety of sources and integrates its proprietary software modules into these systems. Medical Graphics acquires its cycle ergometers and treadmills from third parties.

          Medical Graphics Quality Management System is certified to the requirements of ISO 13485:2003, Canadian Medical Device Regulations Part 1, and European Union Medical Device Directive Annex II regarding the Development and Production of Cardio Respiratory devices. See “Regulation by Foreign Governments” below for additional discussion of the Company’s ISO 13485:2003 certification.

Marketing and Distribution

          Medical Graphics markets its products in the United States through two direct sales forces that sell into hospitals, university-based medical centers, medical clinics and physician offices, and also into health and fitness clubs, weight loss clinics and personal training studios. The Company markets its products to a wide range of customers that utilize its non-invasive capabilities across a broad healthcare market continuum.

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

          Outside the United States, Medical Graphics markets its products through a network of independent distributors. During fiscal 2009, Medical Graphics used approximately 63 distributors to sell its products into 60 countries. These distributors typically carry a select inventory of MedGraphics products and sell those products in specific geographic areas, generally on an exclusive basis. International revenues accounted for 21.4% and 20.6% of total revenue for the years ended October 31, 2009 and 2008, respectively. All of Medical Graphics’ international sales are made on a United States dollar-denominated basis to distributors.

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

Research and Development

          In 2009, Medical Graphics continued to develop new products and implemented product improvements designed to enhance product reliability and improve margins. The Company’s research and development initiatives are targeted for hospitals, clinics and physician’s offices as well as the health and fitness club markets. An integral component of the Company’s future growth strategies includes developing and introducing additional new products.

          Research and development expenses were $3.2 million and $2.4 million for the years ended October 31, 2009 and 2008, respectively.

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

          In addition to the requirements described above, the Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices that they distribute commercially. The Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs, which require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing and quality control. In addition, these manufacturers are subject to inspection on a routine basis for compliance with the QSRs. The FDA’s Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported. The FDA has authority to inspect the Company’s facilities to ensure compliance with the Act and regulations thereunder. Failure to comply with these regulations could have a material adverse effect on the Company’s business, financial condition and results of operations. Medical Graphics is registered as a manufacturer with the FDA and successfully passed its most recent FDA audit in September 2008. Also, in October 2009, the Company successfully passed an FDA audit assessing the data management and quality assurance for recent clinical research trials.

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

Employees

          As of January 15, 2010, the Company had 129 full-time and 4 part-time employees. No employees are represented by a collective bargaining agreement and the Company has not experienced any work stoppage. Management believes that relations with its employees are good.

Cautionary Note Regarding Forward-looking Statements

          The discussions in this Form 10-K in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements about Angeion’s future financial results and business prospects that by their nature involve substantial risks and uncertainties. You can identify these statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “plan,” “will,” “target,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans or prospects. Our actual results may differ materially depending on a variety of factors including: (1) national and worldwide economic and capital market conditions; (2) continuing cost-containment efforts in our hospital, clinics, and office market; (3) any changes in the patterns of medical reimbursement that may result from national healthcare reform; (4) our ability to successfully operate our business, including successfully converting our increasing research and development expenditures into new and improved cardiorespiratory diagnostic products and services and selling these products and services under the MedGraphics and New Leaf brand names into existing and new markets; (5) our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop; (6) our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers; (7) our ability to expand our international revenue through our distribution partners and our Milan, Italy representative branch office; (8) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products; (9) our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future; (10) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; and (11) our dependence on third-party vendors. These and other factors are summarized below in this Form 10-K under “Risk Factors.”

Item 1A.	Risk Factors.

The Company’s results are affected by the changes in worldwide economic and capital markets conditions.

          The Company derived 21.4% and 20.6% revenues in 2009 and 2008, respectively, from outside the United States. The Company’s business may be adversely affected by factors in the United States and other countries that are beyond its control, such as downturns in economic activity or labor conditions in a specific country or region.

The Company’s success will depend on its ability to sell its MedGraphics cardiorespiratory products into its core hospital, clinics and physician office market.

          The Company sells its MedGraphics brand cardiorespiratory diagnostic systems and services to hospitals, clinics and physician offices. As a result of the disruptive and uncertain economic conditions that emerged in the second half of calendar 2008, continued in 2009 and the related cost-containment measures initiated by these customers, the Company believes that it may encounter a challenging environment for the sale of its MedGraphics products in fiscal 2010.

Healthcare policy changes, including legislation pending in Congress to reform the U.S. healthcare system, may have a material adverse effect on us.

          In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the Obama administration, members of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. Some of these proposals would limit the prices we are able to charge for our products or the amounts of reimbursement available for our products, and could limit the acceptance and availability of our products. We cannot predict whether legislation will be enacted by the current Congress, the final form any legislation might take or the effects of such legislation. If legislation is enacted and depending on the form it takes, it could change the way healthcare is developed and delivered, and may affect numerous aspects of our business.

If the Company is unable to regain profitability beyond 2010, its liquidity may be adversely affected.

          Although it was profitable in fiscal 2006 and 2007, the Company was unprofitable in fiscal 2008 and 2009 and had an accumulated deficit of $5.7 million as of October 31, 2009. While the Company believes that its existing cash balance of $11.2 million at October 31, 2009 will be adequate to support operations for the next fiscal year or more, the Company must ultimately regain profitability or obtain additional financing to be able to meet its future cash flow requirements, and there can be no assurance that it will be able to do so.

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

Technology in the medical device industry changes rapidly.

          Rapid technological change, changing customer needs and frequent new product introductions are all characteristics of the medical device industry. We face intense competition from other device manufacturers that may have access to greater resources. Our products may be rendered obsolete as a result of future innovations. Our competitors may succeed in obtaining regulatory approval and introducing products before we do. Any of these developments could have a significant negative impact on our business and results of operations.

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

Protection of Intellectual Property is critical to the Company’s business.

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

          The Company currently leases a 52,254 square foot building for its office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota. The building is also the location of the Company’s Medical Graphics subsidiary. The building lease for the Company’s present office and manufacturing space, by its terms, will expire on December 31, 2011. The Company also leases 1,390 square feet of office space in Milan, Italy with the lease agreement expiring in December 2012. Annual rental costs of both facilities will be approximately $333,000 for the year ending October 31, 2010. Rent expense for the Company’s facilities was $339,000 and $317,000 for the years ended October 31, 2009 and 2008, respectively.

Item 3.	Legal Proceedings.

          The Company is subject to claims and lawsuits that have been filed in the ordinary course of business. From time to time, the Company brings suit against others to enforce patent rights or to collect debts in the ordinary course of business. There are no known current lawsuits or other litigation that involve the Company. Therefore, management believes that the settlement of all litigation would not have a material effect on the results of operations or liquidity of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

          Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “ANGN.” The following table sets forth high and low sales prices as reported by the Nasdaq Capital Market for each quarter of fiscal year 2009 and 2008.

Angeion Common Stock Prices
Fiscal Years	High	Low
2009
Fourth Quarter	$3.97	$2.80
Third Quarter	3.86	2.19
Second Quarter	3.14	2.00
First Quarter	4.18	2.45

2008
Fourth Quarter	$5.72	$2.80
Third Quarter	7.17	4.77
Second Quarter	8.83	6.51
First Quarter	9.77	5.95

          As of January 15, 2010, approximately 330 shareholders of record held the Company’s common stock. In addition, nominees for approximately 3,560 shareholders held shares in street name.

Dividends

          The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying any cash dividends in the future.

Equity Compensation Plan Information

          Under the Angeion Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of October 31, 2009, options for 800,000 shares had been granted, 461,850 shares had been issued upon exercise of options, 950 had been forfeited and options to purchase 337,200 shares remained outstanding. In connection with the adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

          At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the Angeion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance under the 2007 Plan. At the 2008 Annual Meeting of Shareholders held on May 20, 2008, the shareholders approved an amendment to the 2007 Plan that increased the authorized shares of common stock for issuance by 300,000 shares. At the 2009 Annual Meeting of Shareholders held on June 3, 2009, the shareholders approved an amendment to the 2007 Plan that increased the authorized shares of common stock for issuance by 100,000 to a total of 650,000 shares. As of October 31, 2009, stock options for 358,587 shares were outstanding, 24,891 shares had been issued pursuant to fully vested restricted stock awards, 230,444 shares were subject to unvested restricted stock awards and 36,078 shares were available for future grant.

          The following table provides information as of October 31, 2009 with respect to the shares of the Company’s common stock that may be issued under its 2002 Plan and 2007 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	695,787	$6.13	36,078

Equity compensation plans not approved by security holders	—		—

Total	695,787		36,078

Item 6.	Selected Financial Data

          In the table below, we have presented certain selected financial data as of and for each of the years in the five-year period ended October 31, 2009. The financial data has been derived from our audited consolidated financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis” and Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(In thousands, except per share data)	Years Ended October 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:

Revenues	$25,479	$30,011	$38,580	$33,651	$23,774
Cost of revenues	12,217	14,557	19,106	17,016	12,023
Gross margin	13,262	15,454	19,474	16,635	11,751

Operating expenses:
Selling and marketing	6,964	8,646	10,107	8,148	7,192
General and administrative	3,996	4,390	4,220	3,209	2,402
Research and development	3,151	2,437	2,820	2,367	2,061
Amortization of intangibles	728	728	733	812	811
Total operating expenses	14,839	16,201	17,880	14,536	12,466

Operating income (loss)	(1,577)	(747)	1,594	2,099	(715)
Interest income	16	163	182	81	34

Income (loss) before taxes	(1,561)	(584)	1,776	2,180	(681)
Provision for taxes	32	102	719	914	9

Income (loss) from continuing operations, net of taxes	(1,593)	(686)	1,057	1,266	(690)

Gain (loss) from discontinued operations, net of taxes	—	—	—	171	(229)

Net income (loss)	$(1,593)	$(686)	$1,057	$1,437	$(919)

Weighted Average Common Shares Outstanding:
Basic	4,121	4,090	3,987	3,634	3,606
Incremental effect of options and warrants	—	—	366	118	—
Diluted	4,121	4,090	4,353	3,752	3,606

Net income (loss) per share - basic:
Continuing operations	$(0.39)	$(0.17)	$0.27	$0.35	$(0.19)
Discontinued operations	—	—	—	0.05	(0.06)
Net income (loss)	$(0.39)	$(0.17)	$0.27	$0.40	$(0.25)

Net income (loss) per share - diluted:
Continuing operations	$(0.39)	$(0.17)	$0.24	$0.34	$(0.19)
Discontinued operations	—	—	—	0.04	(0.06)
Net income (loss)	$(0.39)	$(0.17)	$0.24	$0.38	$(0.25)

	As of October 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:

Cash and cash equivalents	$11,219	$9,047	$6,908	$4,069	$1,072
Working capital	15,152	15,028	14,154	10,204	5,409
Total assets	22,463	22,965	24,533	21,753	16,868
Total current liabilities	5,191	4,900	6,361	6,686	4,598
Total liabilities	5,909	5,689	7,104	7,443	4,935
Total shareholders’ equity	16,554	17,276	17,429	14,310	11,933

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          The Company is a medical device manufacturer with revenues of $25.5 million for the year ended October 31, 2009. Domestic product sales and service revenue accounted for 78.6% of fiscal 2009 revenue while international product sales accounted for the remaining 21.4%.

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

          Revenue for fiscal 2009 decreased by 15.1% to $25.5 million compared to $30.0 million in 2008 while operating expense for fiscal 2009 was $14.8 million, a decrease of 8.4% from $16.2 million in 2008. Fiscal 2009 net loss was $1.6 million, or $0.39 per diluted share, compared to fiscal 2008 net loss of $686,000, or $0.17 per diluted share. During fiscal 2008, the Company concluded its clinical trial program with its largest clinical research customer. As a result of this event, year-over-year revenues were adversely impacted by $1.2 million.

          During the first half of fiscal 2008, the Company terminated the employment of 17 employees to allow better management of operating expense and, as a result, recorded severance charges of $369,000. The Company estimates these actions decreased operating expenses for fiscal 2009 by $1.5 million.

          The following table contains selected information from our historical consolidated statements of operations, expressed as a percentage of revenue:

	2009	2008

Revenues	100.0%	100.0%
Cost of revenues	47.9	48.5
Gross margin	52.1	51.5

Selling and marketing expenses	27.3	28.8
General and administrative expenses	15.7	14.6
Research and development expenses	12.4	8.1
Amortization of intangibles	2.9	2.5
Total operating expenses	58.3	54.0
Operating loss	(6.2)	(2.5)
Interest income	0.0	0.5
Provision for taxes	0.1	0.3
Net loss	(6.3%)	(2.3%)

          The following paragraphs discuss the Company’s performance for fiscal years ended October 31, 2009 and 2008.

          Revenues

          Fiscal 2009 total revenues decreased 15.1% to $25.5 million compared to $30.0 million in fiscal 2008. Domestic product revenues decreased by 16.8% to $16.7 in 2009 compared to 2008 revenues of $20.1 million. International product revenue decreased 9.8% to $5.5 million in 2009 compared to $6.1 million in 2008. Service revenues decreased 14.3% to $3.3 million in 2009 compared to $3.9 million in 2008. The Company continues to face challenges from the adverse effects of the worldwide economic downturn’s impact on capital spending by hospitals and clinics.

          During 2008 and prior years, the Company sold cardiorespiratory diagnostic systems and services to a large clinical research customer that used the systems and services to conduct safety and efficacy clinical trials both in the United States and internationally. This customer accounted for 4.1% of revenues in fiscal 2008 and no revenue in fiscal 2009 as the Company completed its contract with this customer in the third quarter of 2008. If sales to this customer are excluded, revenue for 2009 decreased by $3.3 million, or 11.5%, compared to 2008.

          Gross Margin

          Gross margin percentage for 2009 increased to 52.1% of revenues compared to 51.5% in fiscal 2008. During fiscal 2008, due to a change in accounting estimate, the inventory obsolescence reserve increased by $350,000 which negatively impacted gross margin. Excluding this impact, the Company’s gross margin percentage for fiscal 2008 would have increased to 52.7%. See note 3, “Inventories”, in the consolidated financial statements for further discussion. In 2009, the Company’s margins were adversely impacted by a decrease in higher margin service revenues in terms of total dollars as well as lower production volumes which caused fixed costs to be spread over fewer units.

          Selling and Marketing

          Selling and marketing expenses for fiscal 2009 decreased by 19.5% to $7.0 million compared to $8.6 million for fiscal 2008.

          Selling and marketing expenses related to sales and sales support personnel, travel and customer support expenses decreased by 19.7%, or $1.1 million, for 2009 compared to 2008. The change is a result of the Company decreasing the number of employees during fiscal 2008 as a response to the slowing sales environment. During fiscal 2008, the Company’s operating expense was affected by the write off of $123,000 of obsolete computer equipment and peripherals related to the sales and marketing function. Finally, commission expense decreased by $307,000 in 2009 compared to 2008 corresponding to the previously mentioned decrease in revenue.

          General and Administrative

          General and administrative expenses for 2009 decreased by 9.0%, or $394,000, to $4.0 million compared to $4.4 million in 2008.

          Costs associated with payroll and benefits decreased by $201,000 in fiscal 2009 compared to 2008, mainly as a result of severance charges that were incurred in the first half of the 2008 fiscal year. Professional fees decreased by $203,000 in 2009 compared to 2008 as costs related to SOX compliance declined and audit fees decreased. In addition, there was a $247,000 decrease in general and administrative expenses for 2009 as compared to 2008 due to changes in the allowance for doubtful accounts, collections that were made on some older accounts that were partially reserved for and decreases in general for receivable balances. This was partially offset by an increase of $166,000 in non-cash stock-based compensation expense due to the issuance of restricted share grants and options on August 28, 2008 and June 3, 2009.

          Research and Development

          Research and development expenses for 2009 increased by 29.3%, or $714,000, to $3.2 million compared to the same period in 2008.

          Personnel-related costs increased by $467,000, or 27.7%, in 2009, compared to the same period in 2008 as the Company expanded its investment in new product development and quality assurance. In addition, project expenses associated with new product development increased by $198,000 for 2009 compared to 2008. The Company introduced the all-new, updated CCM Express®, which provides accurate resting energy expenditure measurements (“REE”) for either ventilated or spontaneously breathing patients during fiscal 2009. The Company’s current new product development initiatives include products targeted for hospital intensive care units, cardiology, dietary, asthma, allergy and primary care physicians, health and fitness club professionals, as well as international markets. In addition, the Company is also developing new functionality and new technologies for use in existing products.

          Amortization of Intangibles

          Amortization of developed technology was $728,000 for the year ended October 31, 2009, which was flat compared to fiscal 2008.

          Interest Income

          Interest income for the year ended October 31, 2009 decreased to $16,000 from $163,000 in 2008. The decrease in interest income is principally due to significantly lower market interest rates as the Company moved its invested cash and cash equivalents into investments where the main goal is preservation of capital. The Company is exploring alternatives to increase its interest income while maintaining the highest degree of safety in its investments.

          Provision for Taxes

          The Company is required to present the provision for taxes as if it were fully taxable in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 852-740. In prior years, the Company utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable although it is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards. Due to its loss before taxes in fiscal years 2009 and 2008, the Company did not use any net benefits related to these NOLs. See note 9 to the consolidated financial statements, “Income Taxes,” in this Form 10-K for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

          Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly-owned subsidiary, Medical Graphics Corporation.

          The Company had cash and cash equivalents of $11.2 million and working capital of $15.2 million as of October 31, 2009. During 2009, the Company generated $2.3 million in cash from operating activities, primarily from the change in accounts receivable that resulted in a cash inflow of $1.1 million. The decrease in accounts receivable reflects a year-over-year revenue decline of over 15% for 2009. Days sales outstanding (“DSO”), which measures how quickly receivables are collected, decreased by 8 days between fiscal 2009 and 2008, improving cash flow. Cash flow was also improved by a decrease in inventory levels of $724,000 as the Company’s purchasing operations adjusted to the downturn in revenue. The payables balance also increased by $227,000, which positively impacts cash flow, as the Company achieved extended payment terms with various vendors.

          During 2009, the Company used $234,000 in cash to purchase of property, equipment and intangible assets. The Company has no material commitments for capital expenditures for fiscal year 2010.

          A small amount of cash was generated from financing activities in 2009 mostly related to the exercise of stock options.

          The Company believes that its liquidity and capital resource needs for fiscal year 2010 will be met through its current cash and cash equivalents and cash flows from operations.

Critical Accounting Policies

          Significant accounting policies adopted and applied by the Company are summarized in note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies,” which is included in this Form 10-K. Some of the more critical policies include revenue recognition, reserve for inventory obsolescence, allowance for doubtful accounts, income taxes, and impairment of long-lived assets. The following accounting policies are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments.

          Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company’s products are sold for cash or on credit terms requiring payment based on the shipment date. Credit terms can vary between customers due to many factors, but are generally 30-60 days. Revenue, net of discounts, is recognized upon shipment or delivery to customers in accordance with written sales terms. Standard sales terms do not include customer acceptance conditions, future credits, rebates, price protection or general rights of return. The terms of sales to both domestic customers and international distributors are identical. In instances when a customer order specifies final acceptance of the system, the Company defers recognition of revenue until all customer acceptance criteria have been met. Estimated warranty obligations are recorded upon shipment.

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts and supplies was $2,022,000 and $2,005,000 as of October 31, 2009 and 2008, respectively. Revenue from installation and training services provided to domestic customers is deferred until the service has been performed. In the fourth quarter of 2008, the Company changed its policy to recognize revenue related to installation and training if service was not performed within six months from equipment shipment date since the probability these services will be utilized by the customer after that time is remote based on continued analysis of historical information. The amount of deferred installation and training revenue was $131,000 and $223,000 at October 31, 2009 and 2008, respectively.

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

          Allowance for Doubtful Accounts. The Company establishes estimates of the uncollectibility of accounts receivable. Management analyzes accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required. For the year ended October 31, 2009, the allowance for doubtful accounts decreased by $173,000 from the prior year end.

          Income Taxes. The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, Income Taxes. The Company recognizes deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. Each quarter, the Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income. The analysis to determine the amount of the valuation allowance is highly judgmental and requires weighing positive and negative evidence including historical and projected future taxable income and ongoing tax planning strategies. While the Company was profitable for nine consecutive quarters through October 31, 2007, this performance was largely driven by revenues generated from one large, single clinical research customer. That revenue ended in fiscal 2008 and the Company sustained a loss in both fiscal 2009 and 2008.

          The Company believes more consistent positive operating results are needed before the valuation allowance should be reduced. Based upon management’s assessment of all available evidence, the Company determined that it is more likely than not as of October 31, 2009 that none of its deferred tax assets will be realized. Therefore, at October 31, 2009, a full valuation allowance of $7.2 million has been established against the net deferred tax asset. If the Company determines that it has become more likely than not that part of or all its deferred tax assets will be realized, the Company will be required to partially or fully reduce this valuation allowance. If the Company reduces the valuation allowance, it will be required to allocate this reduction between pre-and post-bankruptcy deferred tax assets in the following manner:

• Under the application of FASB ASC 852-740, Reorganizations, as amended by FASB ASC 805, Business Combinations, when the valuation allowance relating to pre-emergence bankruptcy net operating loss and other deferred tax assets is reversed, tax benefits will be recorded as a reduction to income tax expense. In prior years, the tax benefit from the valuation allowance release would have been credited to intangibles and then to additional paid-in-capital.

• The valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would first affect earnings as a reduction in the provision for taxes and thereafter, the remaining $0.8 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

          Stock-Based Compensation. The Company calculates stock-based compensation expense for stock option and restricted stock awards on a straight-line basis over the vesting period of the underlying award.

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

Recently Issued Accounting Standards

          In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This statement, which was adopted by the Company during the fourth quarter of fiscal 2009, modified the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. The FASB Accounting Standards Codification (“FASB ASC”), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases by the SEC. In accordance with this statement, all accounting references in our financial statements have been updated, replacing SFAS references with FASB ASC references.

          During May 2009, FASB ASC 855, Subsequent Events was issued. This statement requires all entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. FASB ASC 855 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. FASB ASC 855 was adopted in the third quarter of fiscal 2009 and did not have a material impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events occurring through January 29, 2010, the date on which this Annual Report on Form 10-K was issued.

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
St. Paul, MN

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of October 31, 2009.

          A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors
Angeion Corporation and Subsidiaries
St. Paul, MN

We have audited the accompanying consolidated balance sheets of Angeion Corporation and Subsidiaries as of October 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angeion Corporation and Subsidiaries as of October 31, 2009 and 2008 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP (FKA: Virchow, Krause & Company, LLP)

Minneapolis, Minnesota
January 29, 2010

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets October 31, 2009 and October 31, 2008
(in thousands except share and per share data)

	October 31, 2009	October 31, 2008
Assets
Current assets:
Cash and cash equivalents	$11,219	$9,047
Accounts receivable, net of allowance for doubtful accounts of $110 and $283, respectively	4,510	5,446
Inventories, net of obsolescence reserve of $645 and $597, respectively	4,371	5,143
Prepaid expenses and other current assets	243	292
Total current assets	20,343	19,928

Property and equipment, net of accumulated depreciation of $3,305 and $2,897, respectively	698	937
Intangible assets, net	1,422	2,100
Total Assets	$22,463	$22,965

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,771	$1,544
Employee compensation	1,375	1,288
Deferred income	1,579	1,531
Warranty reserve	143	157
Other current liabilities and accrued expenses	323	380
Total current liabilities	5,191	4,900

Long-term liabilities:
Long-term deferred income	718	789
Total Liabilities	5,909	5,689

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,380,817 and 4,166,457 shares issued and 4,150,371 and 4,091,790 shares outstanding in 2009 and 2008, respectively	415	409
Additional paid-in capital	21,821	20,956
Accumulated deficit	(5,682)	(4,089)
Total shareholders’ equity	16,554	17,276

Commitments and contingencies (Notes 8, 13, 15)
Total Liabilities and Shareholders’ Equity	$22,463	$22,965

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands except per share amounts)

	Year Ended October 31,
	2009	2008
Revenues
Equipment and supply sales	$22,173	$26,154
Service revenue	3,306	3,857
	25,479	30,011
Cost of revenues
Cost of equipment and supplies	11,832	14,064
Cost of service revenue	385	493
	12,217	14,557
Gross margin	13,262	15,454

Operating expenses:
Selling and marketing	6,964	8,646
General and administrative	3,996	4,390
Research and development	3,151	2,437
Amortization of intangibles	728	728
	14,839	16,201

Operating loss	(1,577)	(747)
Interest income	16	163

Loss before income taxes	(1,561)	(584)
Provision for taxes	32	102
Net loss	$(1,593)	$(686)

Loss per share - basic
Net loss per share	$(0.39)	$(0.17)

Loss per share - diluted
Net loss per share	$(0.39)	$(0.17)

Weighted average common shares outstanding
Basic	4,121	4,090
Diluted	4,121	4,090

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended October 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(1,593)	$(686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	410	456
Amortization	728	728
Stock-based compensation	790	513
Increase in inventory obsolescence reserve	48	499
Increase/(decrease) in allowance for doubtful accounts	(173)	198
Loss on disposal of equipment	13	—
Changes in operating assets and liabilities:
Accounts receivable	1,109	2,306
Inventories	724	(332)
Prepaid expenses and other current assets	49	55
Accounts payable	227	(314)
Employee compensation	87	(753)
Deferred income	(23)	(262)
Warranty reserve	(14)	(96)
Other current liabilities and accrued expenses	(57)	10
Net cash provided by operating activities	2,325	2,322

Cash Flows From Investing Activities:
Purchases of property and equipment and intangible assets	(234)	(203)
Net cash used in investing activities	(234)	(203)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan	20	20
Proceeds from the exercise of stock options	88	—
Repurchase of common stock upon vesting of restricted common shares	(27)	—
Net cash provided by financing activities	81	20

Net increase in cash and cash equivalents	2,172	2,139
Cash and cash equivalents at beginning of year	9,047	6,908
Cash and cash equivalents at end of year	$11,219	$9,047

Cash paid for taxes	$27	$31

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended October 31, 2009 and 2008
(in thousands)

	Common stock		Additional paid-in capital
	Number of shares			Accumulated deficit
		Par value			Total

Balances at October 31, 2007	4,088	$409	$20,423	$(3,403)	$17,429

Employee stock purchase plan	4	—	20	—	20
Stock-based compensation	—	—	513	—	513
Net loss	—	—	—	(686)	(686)

Balances at October 31, 2008	4,092	409	20,956	(4,089)	17,276

Employee stock purchase plan	6	1	19	—	20
Exercise of stock options	35	4	84	—	88
Vesting of restricted stock awards	25	2	(2)	—	—
Repurchase of common stock upon vesting of restricted common shares	(8)	(1)	(26)	—	(27)
Stock-based compensation	—	—	790	—	790
Net loss	—	—	—	(1,593)	(1,593)

Balances at October 31, 2009	4,150	$415	$21,821	$(5,682)	$16,554

See accompanying notes to consolidated financial statements.

(1)	Description of Business

          The consolidated financial statements include the accounts of Angeion Corporation and its wholly-owned subsidiary, Medical Graphics Corporation. All inter-company transactions and balances have been eliminated in consolidation.

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

(2)	Summary of Significant Accounting Policies

          Basis of Presentation

          The consolidated financial statements contained in this report reflect the accounting principles set forth in FASB ASC 852, Reorganizations. On June 17, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota. On October 24, 2002, the Court entered an order confirming the Joint Modified Plan of Reorganization dated September 4, 2002 (“Reorganization Plan”). The Reorganization Plan became effective on October 25, 2002. For accounting purposes, the Company adopted fresh-start reporting in accordance with FASB ASC 852 as of October 31, 2002. In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values. Goodwill and intangible assets recorded upon the Company’s emergence from bankruptcy have subsequently been reduced by the use of pre-emergence bankruptcy net operating loss carry forwards (“NOLs”).

          Cash and Cash Equivalents

          Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase. As of October 31, 2009 and 2008, cash equivalents consisted of investments in money market funds. The Company has determined that the fair value of the money market funds fall within Level 1 in the fair value hierarchy. The Company deposits its cash in high credit quality financial institutions. The balance, at times, may exceed federally insured limits.

          Trade receivables

          We carry unsecured trade receivables at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible and record recoveries of trade receivables previously written off when we receive them. When accounts receivable are considered past due, we do not charge interest on the balance. As of October 31, 2009 and 2008, the allowance for doubtful accounts was $110,000 and $283,000, respectively.

          Inventories

          Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis.

          Property and Equipment

          Property and equipment acquired subsequent to October 31, 2002 are carried at cost. Upon the adoption of fresh-start accounting, the basis for property and equipment at October 31, 2002 was adjusted to reflect fair values of the assets. Equipment, computers and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets that range from three to ten years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred.

          Intangible Assets

          Definite-lived intangible assets consist of developed technology that is amortized on a straight-line basis over seven and ten years.

          Fair Value of Financial Instruments

          The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The Company has no long-term debt.

          Advertising expense

          Advertising is expensed as incurred and was $9,000 and $29,000 for the years ended October 31, 2009 and 2008, respectively.

          Income Taxes

          The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects these temporary differences to be recovered or settled. See note 9 to the consolidated financial statements, “Income Taxes,” for discussion of the Company’s valuation allowance.

          On January 1, 2007, the Company adopted the provisions of FASB ASC 740-10, Income Taxes related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. As a result of the adoption, the Company recognized a $27,000 increase to reserves for uncertain tax positions. This amount was recognized as tax expense during the period ended January 31, 2008. For additional information, see note 9 to the consolidated financial statements, “Income Taxes”.

          Revenue Recognition

          The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company’s products are sold for cash or on credit terms requiring payment based on the shipment date. Credit terms can vary between customers due to many factors, but are generally 30 to 60 days. Revenue, net of discounts, is recognized upon shipment or delivery to customers in accordance with written sales terms. Standard sales terms do not include customer acceptance conditions, future credits, rebates, price protection or general rights of return. The terms of sales to both domestic customers and international distributors are identical. In instances when a customer order specifies final acceptance of the system, the Company defers recognition of revenue until all customer acceptance criteria have been met. Estimated warranty obligations are recorded upon shipment. Sales and use taxes are reported on a net basis, excluding them from revenues and cost of revenues.

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts and supplies was $2,022,000 and $2,005,000 as of October 31, 2009 and 2008, respectively.

          Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $131,000 and $223,000 at October 31, 2009 and 2008, respectively. In the fourth quarter of 2008, the Company changed its policy to recognize revenue related to installation and training if service was not performed within six months from equipment shipment date since the probability these services will be utilized by the customer after that time is remote based on continued analysis of historical information. Previously, the Company had waited three years until recognizing unused installation and training services. As a result of this change in estimate, the Company recognized $219,000 in additional revenue, an impact of $0.05 on basic and diluted earnings per share, during the quarter.

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

          No customer accounted for more than 10% of revenue in the years ended October 31, 2009 and 2008.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. At October 31, 2009, advance payments from customers aggregated $144,000, of which $81,000 was from a single customer, and at October 31, 2008, advance payments from customers aggregated $92,000, of which $24,000 was from a single customer. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

          Research and Development Costs

          All research and development costs are charged to operations as incurred.

          Shipping and Handling Costs

          The Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of revenue.

          Net Loss per Share

          Basic loss per share is computed by dividing net loss by the weighted average shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive, as well as the dilutive effect of any unvested restricted shares. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.

          Due to the net loss for the years ended October 31, 2009 and 2008, stock options and unvested restricted shares were not dilutive.

          Shares used in the loss per share computations for the years ended October 31, 2009 and 2008 are as follows:

(In thousands)	2009	2008
Weighted average common shares outstanding - basic	4,121	4,090
Dilutive effect of stock options and unvested restricted shares	0	0
Weighted average common shares outstanding - diluted	4,121	4,090

          Concentrations of Credit Risk

          Financial instruments that subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company invests cash in excess of current operating needs in accordance with its investment policy, which emphasizes principal preservation.

          Stock-Based Compensation

          The Company accounts for stock-based compensation using the modified-prospective method. Under this method, the Company recognizes stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense straight-line over the requisite service period, which is generally the vesting period. Total stock-based compensation expense included in the Company’s statements of operations for the years ended October 31, 2009 and 2008 was $790,000 and

$513,000, respectively. For additional information, see Note 7 to the consolidated financial statements, “Shareholder’s equity”.

          Impairment of Long-Lived Assets

          The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset. The Company measures the recoverability of assets to be held and used by comparing the carrying value of an asset to future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the Company recognizes the impairment as the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has determined that no impairment of long-lived assets existed as of October 31, 2009.

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

          New Accounting Pronouncements

          In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This statement, which was adopted by the Company during the fourth quarter of fiscal 2009, modified the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. The FASB Accounting Standards Codification (“FASB ASC”), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases by the SEC. In accordance with this statement, all accounting references in these financial statements have been updated, replacing SFAS references with FASB ASC references.

          During May 2009, FASB ASC 855, Subsequent Events was issued. This statement requires all entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. FASB ASC 855 defines two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. FASB ASC 855 was adopted in the third quarter of fiscal 2009 and did not have a material impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events occurring through January 29, 2010, the date on which the consolidated financial statements were issued.

(3)	Inventories

          Inventories consisted of the following at October 31, 2009 and 2008:

(In thousands)	2009	2008
Raw materials	$1,602	$2,035
Work-in-Process	163	156
Finished goods	2,606	2,952
	$4,371	$5,143

          During the year ended October 31, 2008, the Company changed its estimates for the reserve for obsolescence related to inventory used in sales and customer demonstrations due to changing economic conditions and aging related to these inventory items. In addition, the Company wrote off $149,000 of obsolete inventory related to computers and peripherals. The following table illustrates the effect on pretax loss and loss per share for the year ended October 31, 2008:

(In thousands, except per share data)	Pretax Loss Effect	Loss per Share Effect
Write off of obsolete computers and peripherals	$149	$(0.04)
Increase in obsolescence reserve for sales and customer demonstration inventory	350	(0.08)
Total effect	$499	$(0.12)

(4)	Property and Equipment

          Property and equipment consisted of the following at October 31, 2009 and 2008:

(In thousands)	2009	2008
Furniture and fixtures	$2,233	$2,118
Equipment	1,049	1,034
Leasehold improvements	721	682
	4,003	3,834
Less: accumulated depreciation	(3,305)	(2,897)
	$698	$937

          Depreciation expense for the years ended October 31, 2009 and 2008 was $410,000 and $456,000, respectively.

(5)	Intangible Assets

          Intangible assets consisted of the following at October 31, 2009 and 2008:

(In thousands)	2009	2008
Intangible assets:
Developed technology	$6,764	$6,722
Trademarks (unamortized)	59	53
	6,823	6,775

Amortization – developed technology	(5,401)	(4,675)
	$1,422	$2,100

          Gross intangible assets increased by $48,000 for the year ended October 31, 2009. This increase consisted of $6,000 classified as trademarks and $42,000 related to patents.

          The intangible assets related to developed technology are being amortized using the straight-line method over the estimated useful lives of the assets that range from seven to ten years. Amortization expense was $728,000 for each of the years ended October 31, 2009 and 2008. Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of October 31, 2009 is as follows:

(In thousands)	Amortization
2010	420
2011	421
2012	420
$1,261

          The above table does not include estimated amortization expense for patents of $102,000, included in developed technology, that are not yet placed in service.

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

          Warranty provisions and claims for the years ended October 31, 2009 and 2008 were as follows:

(In thousands)	2009	2008
Balance, beginning of year	$157	$253
Warranty provisions	238	257
Warranty claims	(252)	(353)
Balance, end of year	$143	$157

(7)	Shareholders’ Equity

          Stock Options and Restricted Stock Awards

          Under the Angeion Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of October 31, 2009, options for 800,000 shares had been granted, 461,850 shares had been issued upon exercise of options, 950 were forfeited and options to purchase 337,200 shares remained outstanding. In connection with the adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

          At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the Angeion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance under the 2007 Plan. At the 2008 Annual Meeting of Shareholders held on May 20, 2008, the shareholders approved an amendment to the 2007 Plan that increased the authorized shares of common stock for issuance by 300,000 shares. At the 2009 Annual Meeting of Shareholders held on June 3, 2009, the shareholders approved an amendment to the 2007 Plan that increased the authorized shares of common stock for issuance by 100,000 to a total of 650,000 shares. As of October 31, 2009, stock options for 358,587 shares were outstanding, 24,891 shares had been issued pursuant to fully vested restricted stock awards, 230,444 shares were subject to unvested restricted stock awards and 36,078 shares were available for future grant.

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

          Stock Options

	For the year ended
	October 31, 2009		October 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	730,953	$5.96	611,120	$6.12
Granted	—	—	161,000	5.62
Exercised	(35,000)	2.53	—	—
Expired or cancelled	(166)	5.16	(41,167)	7.09
Outstanding at end of year	695,787	$6.13	730,953	$5.96

          The following table summarizes information concerning stock options outstanding as of October 31, 2009:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$2.00	11,650	2.99	11,650
2.53	62,000	5.13	62,000
5.08	84,000	5.40	84,000
5.16	48,834	5.82	16,347
5.66	90,000	5.55	30,003
6.23	84,500	3.47	84,500
6.60	71,583	4.66	48,842
7.08	10,000	5.42	3,334
7.79	86,800	3.41	86,800
7.81	2,000	5.01	667
7.86	144,420	5.00	96,290

Total	695,787	4.68	524,433

          The total intrinsic value of options exercised during the year ended October 31, 2009 was $28,000. No options were exercised during the year ended October 31, 2008. The total intrinsic value of options outstanding and exercisable at October 31, 2009 was $89,000, which was calculated using the closing stock price at the end of the fiscal year less the option price of in-the-money options. The Company issues new shares when stock options are exercised. The Company received $88,000 of cash from the exercise of stock options for the year ended October 31, 2009. Unrecognized compensation expense related to outstanding stock options as of October 31, 2009 was $645,000 and is expected to be recognized over a weighted average period of 1.29 years.

          Valuation Assumptions

          The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. No stock options were granted for the year ended October 31, 2009.

          The expense recognized for options granted under the 2002 Plan and 2007 Plan is equal to the fair value of stock options as of the grant date. The following table presents the range of the weighted average fair value of options granted to directors and employees and the related assumptions used in the Black-Scholes model for stock option grants made during the year ended October 31, 2008:

2008
Range of fair value of options granted	$3.56 - $5.64
Assumptions used:
Expected life (years) (a)	4.50
Risk free interest rate (b)	2.72% - 4.10%
Volatility (c)	91.4% - 96.6%
Dividend yield (d)	0.00%

a)

Expected life: For employee grants, the expected term of options granted is determined using the “shortcut” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. For director grants, the Company’s estimate is based upon historical data, the contractual terms of the options granted and other factors.

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

Restricted Stock Awards

          On June 3, 2009, the Board of Directors authorized the issuance of 180,668 restricted shares of the Company’s common stock. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of the restricted stock award was established by the market price on the date of grant which was $2.62 per share. The restricted stock awards will vest over a three-year period and are included in common stock issued as of the grant date.

          On August 28, 2008, the Board of Directors authorized the issuance of 74,667 restricted shares of the Company’s common stock when the market price of the common stock was $5.16.

          A summary of the Company’s restricted stock activity for the years ended October 31, 2009 and 2008 is presented in the following table:

	For the year ended
	October 31, 2009		October 31, 2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	74,667	$5.16	—	—
Granted	180,668	2.62	74,667	$5.16
Vested	(24,891)	5.16	—	—
Forfeited	—	—	—	—
Unvested, end of year	230,444	$3.17	74,667	$5.16

          Unrecognized compensation expense related to outstanding restricted stock awards as of October 31, 2009 was $643,000 and is expected to be recognized over a weighted average period of 2.34 years. There were no restricted stock awards granted prior to the year ended October 31, 2008.

          The following table presents the statement of operations classification of pre-tax stock-based compensation expense recognized for the years ended October 31, 2009 and 2008:

(In thousands)	2009	2008
Cost of revenue	$58	$36
Selling and marketing	153	118
General and administrative	491	327
Research and development	88	32
Stock-based compensation expense	$790	$513

          Employee Stock Purchase Plan

          The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis. Historically, employees could purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Company increased the price at which common stock may be purchased to 95% of the market value effective January 1, 2007. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2008 and June 30, 2009, employees purchased 3,621 and 3,127 shares, respectively at a price of $2.99 and $2.85 per share, respectively. As of October 31, 2009, the Company has withheld approximately $7,000 from employees participating in the phase that began on July 1, 2009. At October 31, 2009, approximately 60,350 shares of common stock were available for future purchase under the Stock Plan.

          Tax Impacts of Stock-Based Compensation

          The Company reports the benefits of tax deductions in excess of recognized share-based compensation expense on the consolidated statement of cash flows as financing cash flows. For the years ended October 31, 2009 and 2008, there were no excess tax benefits.

(8)	Leases

          The Company leases office and manufacturing space, and various office accessories. The building lease for the Company’s present office and manufacturing space expires on December 31, 2011. The Company also leases office space in Milan, Italy that expires in December 2012. Total lease expenses, including office and manufacturing space, were $470,000 and $442,000 for the years ended October 31, 2009 and 2008, respectively. Future minimum lease payments under operating leases in effect at October 31, 2009 are as follows:

Year Ended October 31, (in thousands)	Amount
2010	$442
2011	408
2012	147
2013	78
2014	19
$1,094

(9)	Income Taxes

          The total provision for income taxes relates to current tax expense and was $32,000 and $102,000 for the years ended October 31, 2009 and 2008, respectively.

          The Company has federal net operating loss and general business tax credit carryforwards; however, the utilization of these tax loss and tax credit carry forwards is limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of a significant change in ownership that occurred in the fourth quarter of fiscal 2006. The Company estimates that the amount of federal net operating loss carry forward that is not limited is approximately $17.8 million. These loss carryforwards will expire in years 2010 through 2025. Additionally, the Company has concluded that all general business credit carry forwards are limited and not available for use in future years. The Company also has $109,000 of alternative minimum tax credit carry forwards that do not have expiration dates. The alternative minimum tax credit carry forwards are limited by IRC §383 but their ultimate use is not affected since they never expire. The following table summarizes the expiration of federal net operating loss carry forwards over the next five years, after considering the statutory limitations described above:

(In thousands)	Net Operating Losses
2010	$1,534
2011	1,172
2012	1,491
2013	—
2014	—
Total	$4,197

          The actual tax expense attributable to loss from continuing operations differs from the expected tax benefit computed by applying the U.S. federal corporate income tax rate of 34% to the loss from continuing operations as follows:

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	2.2	5.3
Change in federal valuation allowance	(40.2)	12.6
Impact of expiration of net operating losses	61.1	—
Non-deductible meals and entertainment	1.7	6.2
Stock-based compensation	8.6	19.2
Increase in reserve for tax uncertainties	—	6.0
Other	2.6	2.2
Effective income tax rate	2.0%	17.5%

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

(In thousands)	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$6,336	$7,185
Tax credit carry forwards	109	113
Deferred revenue	267	292
Inventory reserve	240	221
Stock-based compensation	172	85
Other	234	324
Valuation allowance	(7,209)	(7,836)
Total deferred tax assets	149	384
Deferred tax liabilities:
Intangible assets	(138)	(360)
Fixed assets	(11)	(24)
Total deferred tax liabilities	(149)	(384)
Net deferred income tax asset/(liability)	$—	$—

          The valuation allowance for deferred tax assets as of October 31, 2009 and 2008 was $7,209,000 and $7,836,000, respectively. The total valuation allowance decreased by $627,000 for the year ended October 31, 2009 and increased $72,000 for the year ended October 31, 2008. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the Company’s assessment of these factors, the net deferred tax assets as of October 31, 2009 and 2008 have been fully reduced by the valuation allowance.

          Under the application of fresh-start accounting, as amended by ASC 805 Business Combinations, when the valuation allowance relating to pre-emergence bankruptcy net operating loss and other deferred tax assets is reversed, tax benefits will be recorded as a reduction to income tax expense. In prior years, the tax benefit from the valuation allowance release would have been credited to intangibles and then to additional paid-in-capital.

          Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $0.8 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

          On January 1, 2007, the Company adopted the provisions of ASC 740-10, Income Taxes related to accounting for uncertainties in income taxes. In accounting for uncertainty in income taxes we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. As a result of the adoption, the Company recognized a $27,000 increase to reserves for uncertain tax positions. This amount was recognized as tax expense during the period ended January 31, 2008. During the period ended October 31, 2008, the Company recognized an additional $8,200 of interest and penalties related to the unrecognized tax benefits for a total of $35,200. For the current year ended October 31, 2009, there was no change in the liability for unrecognized tax benefits as any liability change or accrual for additional interest or penalties was determined by the Company to be immaterial.

          A reconciliation of the beginning and ending amount of unrecognized tax benefits at October 31, 2009 follows:

(In thousands)
Balance as of November 1, 2007	$27,000
Additions during year ended October 31, 2008	8,200
Additions during year ended October 31, 2009	—
Balance as of October 31, 2009	$35,200

          If recognized, these benefits would favorably impact the effective tax rate. The increase in tax liabilities is due to the Company’s decision to not file income tax returns in certain states where income tax nexus may ultimately be asserted by the state. Included in the ending liability for unrecognized tax benefits is an estimate for interest and penalties totaling $10,300.

          Our Federal income tax returns are closed for all tax years up to and including 2005. The expiration of the statute of limitations related to the various state income tax returns that the Company file varies by state.

(10)	401(k) Savings Plan

          Substantially all employees are eligible to participate in the 401(k) Savings Plan (“Savings Plan”). Employees may make pre-tax voluntary contributions to their individual accounts up to a maximum of 50% of their aggregate compensation, but not more than currently allowable Internal Revenue Service limitations. The Savings Plan permits matching and discretionary employer contributions. The Company matches 25% of the first 4% of an employee’s annual compensation. Company contributions to the Savings Plan were $50,000 and $77,000 for the years ended October 31, 2009 and 2008, respectively. Employee participants in the Savings Plan may allocate their account balances among 22 different funds available through a third party custodian.

(11)	Reporting Comprehensive Loss

          The Company’s net loss and comprehensive loss are equivalent and therefore are not presented separately.

(12)	Segment Reporting

          The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales by geographic area are shown in the following table.

	Year Ended October 31,
(In thousands)	2009	2008
Revenues from unaffiliated customers:
United States	$20,019	$23,817
Foreign countries	5,460	6,194
	$25,479	$30,011

(13)	Royalty Commitments

          In June of 1984, the Company entered into a Technology Transfer Agreement with a third party under which the Company obtained all rights to use concepts, ideas, designs and know-how related to a software expert system platform that interprets pulmonary function test data. In return for this technology transfer, the Company agreed to pay $100 for each unit it sells that utilizes this technology. The Company incurred $0 and $25,000 in royalty expenses for the years ended October 31, 2009 and 2008, respectively, related to this commitment. The Company terminated this agreement on October 31, 2008.

(14)	Severance

          During the year ended October 31, 2009, the Company incurred $18,000 of severance costs related to the termination of 3 employees.

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

          The following table reconciles activity for the years ended October 31, 2009 and 2008 for accrued severance expenses:

(In thousands)	2009	2008
Balance, beginning of year	$6	$0
Severance payments	(14)	(363)
Severance incurred during the year	18	369
Balance, end of year	$10	$6

15)	Litigation

          The Company is also subject to certain claims and lawsuits that have been filed in the ordinary course of business. From time to time, the Company initiates lawsuits against others to enforce patents or to seek collection of debts in the ordinary course of business. There are no known current lawsuits or other litigation that involve the Company. It is management’s opinion that the settlement of all litigation arising in the ordinary course of business would not have a material effect on the financial position, results of operations or liquidity of the Company.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          During the two most recent fiscal years, there were no disagreements between us and our accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused them to make reference thereto in their report on the financial statements for such fiscal years.

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

          In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer, Rodney A. Young, and Chief Financial Officer, William J. Kullback, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2009.

(b) Changes in Internal Controls.

          There have been no significant changes in internal control over financial reporting that occurred during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

          The Company’s internal control report is included in this report in Item 8, under the heading “Management’s Report on Internal Controls over Financial Reporting.

Item 9B.	Other Information.

          None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

          The following table sets forth certain information regarding the Company’s directors and executive officers as of January 15, 2010:

Name of Director or Executive Officer	Age	Principal Occupation	Director of Angeion Since

John R. Baudhuin	47	President and Chief Executive Officer of Mad Dogg Athletics	2007

K. James Ehlen, M.D.	65	Chair of Angeion Corporation and Chief Executive Officer of Respirtech Medical	2005

Terrance J. Kapsen	59	Executive Vice President, Angeion Corporation	—

William J. Kullback	50	Chief Financial Officer, Angeion Corporation	—

John C. Penn	70	Chairman of Intek Plastics, Inc.	2000

Paula R. Skjefte	51	President and Chief Executive Officer of Waterford Consulting, Inc.	2008

Philip I. Smith	42	President and CEO of DGIMed Ortho	2006

Rodney A. Young	54	President and Chief Executive Officer, Angeion Corporation	2004

Other Information about Directors

          John R. Baudhuin is the founder and Chief Executive Officer of California-based Mad Dogg Athletics Inc. (MDA), an international health and fitness company. The company manufactures, distributes and develops fitness products and related educational programs through its offices in the United States, Italy and the Netherlands. With over 175,000 certified instructors and 35,000 licensed facilities, the company’s SPINNING® and Peak Pilates® brands have a presence in 80 countries worldwide. Prior to founding MDA in 1994, Mr. Baudhuin worked as a Certified Public Accountant for Los Angeles-based Duitch, Franklin & Company, where he provided a variety of consulting and strategic planning services. An active member of the Young Presidents Organization, Baudhuin received his Bachelor of Arts degree in Economics from the University of California, Santa Barbara and his MBA from Loyola Marymount University.

          K. James Ehlen, M.D. serves as Chairman and Chief Executive Officer of Respirtech, Inc., a manufacturer of high-frequency chest compression (HFCC) medical equipment. Prior to joining Respirtech in 2008, Dr. Ehlen was Chief Executive Officer of Minnesota-based EPIEN Medical, a privately held medical device company whose primary mission is to develop innovative topical products that enhance the repair of damaged epithelial tissue. Dr. Ehlen has also served as Chair of Halleland Health Consulting Group, a Minneapolis-based health consulting firm focusing on health and wellness, improving governance in health-care organizations, and assisting early stage organizations to move forward successfully. From February 2001 to February 2003, Dr. Ehlen served as Chief, Clinical Leadership for Humana Inc., a national managed care organization. He was Executive Leader of the Health Care Practice for Halleland Health Consulting Group from May 2000 to February 2001 and was a self-employed health care consultant from June 1999 to May 2000. Beginning in 1988, Dr. Ehlen served in a series of executive roles beginning with CEO of Medica Health Plans through March of 1994. He then became founder and co-CEO of Allina Health System in 1994 and served through June 1999. He is currently serving on the board of several organizations including Health Fitness Corporation, Augustana Health Services and Union Health Services. He is a long-standing member of the American College of Physician Executives.

          Terrance J. Kapsen was named Angeion’s Executive Vice President on December 10, 2009. Prior to his promotion to Executive Vice President, Mr. Kapsen’s role within the Company spanned nearly three decades throughout which time he served in a number of executive positions with the company in areas including product development, technical services, marketing, and both domestic and international sales management. Mr. Kapsen was instrumental in the formation of Angeion’s New Leaf health and fitness business and most recently has been responsible for marketing and corporate business development as Senior Vice President for both the MedGraphics and New Leaf product lines. Mr. Kapsen received his Bachelor of Science from St. John’s University in Collegeville, Minnesota.

          William J. Kullback was appointed Angeion’s Chief Financial Officer and Senior Vice President on March 17, 2008. Prior to joining the Company, Mr. Kullback served as co-founder and CFO of Flex Fund Financial, a private financial services firm. From April 2005 to May 2006, Kullback served as CFO for IntriCon Corporation, a publicly traded manufacturer that specializes in the high technology medical device and communications industries. Kullback also served as Senior Vice President and CFO at MedSource Technologies, Inc., a medical device outsourcer, from November 2002 until its sale in September 2004, and as Executive Vice President and CFO at PEMSTAR, Inc., a public engineering and manufacturing service corporation. Mr. Kullback previously held a variety of financial and accounting positions at Crenlo, Inc., the Stant Corporation, and at PriceWaterhouse. Mr. Kullback also served as a director of Reptron Electronics where he was chairman of the audit committee and involved in the sale of this publicly traded manufacturing firm. Mr. Kullback received his M.B.A. and his B.A. from the State University of New York at Buffalo.

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

          Paula R Skjefte has served as President and Chief Executive Officer of Waterford Consulting, Inc., a strategic consulting firm for growing medical device companies since 2003. Prior to founding Waterford Consulting, Ms. Skjefte served in a variety of executive positions at Medtronic, Inc. for 16 years, serving most recently as the Vice President of Consumer Business for Medtronic Physio-Control, and Vice President of Strategic and Product Planning, and Chair of the Product Planning Council for the Cardiac Rhythm Management Division. Her prior roles at Medtronic include leadership of worldwide marketing, market development, business development; and participation in the Medtronic Foundation Board, Japan and European Operating Boards. She is a frequent speaker on the topics of new product innovation and commercialization. Ms. Skjefte holds a Masters in Business Administration from the University of Minnesota, and a Bachelors of Science in Nursing from the University of Wisconsin-Eau Claire. Ms. Skjefte also currently serves on the boards of Cardialen and Taylor Technologies.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

          To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended October 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

Summary of Cash and Certain Other Compensation

The following table shows information concerning compensation earned for services in all capacities during the fiscal year for (i) Rodney A. Young, our President and Chief Executive Officer and (ii) William J. Kullback, our Chief Financial Officer (together referred to as our “Named Executive Officers”) for the fiscal year ended October 31, 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)(3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Nonqualified Deferred Compensation Earnings($) (5)	All Other Compensation ($)	Total ($)
Rodney A. Young President and Chief Executive Officer	2009	314,600	—	57,910	75,241	43,258	—	16,584	507,593
	2008	316,346	15,000	8,168	75,654	—	—	18,435	433,603

William J. Kullback Chief Financial Officer	2009	200,000	—	20,986	56,300	19,375	—	19,313	315,974
	2008	119,231	—	2,450	27,660	5,320	—	6,332	160,993

1.	The amounts in this column reflect the dollar value of base salary paid during the fiscal year.

2.

Rodney A. Young and William J. Kullback were awarded restricted stock awards in 2009 in the amount of 33,333 and 20,000 shares, respectively, and 26,667 and 8,000 shares in 2008, respectively, vesting over a three-year period.

3.	This amount represents the stock-based compensation expense recognized in the fiscal year in accordance with U.S. GAAP.

4.	Represents payments under the 2008 and 2009 Bonus Plans.

5.	The Company does not have a Nonqualified Deferred Compensation Plan.

Outstanding Equity Awards as of October 31, 2009

The following table sets forth certain information concerning stock option awards outstanding to the Named Executive Officers at October 31, 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Mr. Young	24,000	—	—	6.23	10/6/2013	51,111	187,066
	33,000	—	—	7.79	10/6/2013	—	—
	35,000	—	—	2.53	9/14/2015	—	—
	12,000	—	—	5.08	5/25/2016	—	—
	26,667	13,333	—	7.86	10/30/2014	—	—

Mr. Kullback	3,334	6,666	—	7.08	4/1/2015	25,333	92,719
	10,000	20,000	—	5.66	5/19/2015	—	—

The first two columns represent the total number of securities underlying unexercised options, both exercisable and unexercisable, that were outstanding as of October 31, 2009.

Mr. Young’s 13,333 unvested options vest on October 31, 2010.

Mr. Kullback’s unvested 6,666 option tranche vests as follows: one-half on April 1, 2010 and one-half on April 1, 2011.

Mr. Kullback’s unvested 20,000 option tranche vests as follows: one-half on May 19, 2010 and one-half on May 19, 2011.

Director Compensation

The following table sets forth certain information regarding the compensation the Company paid to its non-employee directors during the fiscal year ended October 31, 2009.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($) (5)	All Other Compensation ($)	Total ($)
Mr. Baudhuin	27,000	2,393	49,209	—	—	—	78,602
Dr. Ehlen	41,000	2,393	30,326	—	—	—	73,719
Mr. Penn	35,000	2,393	30,326	—	—	—	67,719
Ms. Skjefte	37,000	2,393	26,333	—	—	—	65,726
Mr. Smith	37,000	2,393	52,217	—	—	—	91,610

1.

Each non-employee director receives an annual retainer of $16,000 ($4,000 per quarter) and a meeting fee of $1,500 for each board meeting attended and $1,000 for each committee meeting attended. Committee chairs are paid annual retainers as follows: Board chair, $10,000; all other committee chairs, $7,000.

2.	Each director was awarded 6,667 restricted stock awards on June 3, 2009, vesting over a three-year period.

3.	The option awards dollar amount refers to what is recognized by the Company as stock-based compensation expense for the fiscal year in accordance with U.S. GAAP.

4.	The Company does not provide non-equity incentive plans for non-employee directors.

5.	The Company does not provide nonqualified deferred compensation plans or a pension plan for non-employee directors.

Compensation of Officers

Rodney A. Young Employment Agreement and Change In Control Agreement

          On October 31, 2007, the Company entered into an Amended Employment Agreement and Change in Control Agreement with Mr. Young. In fiscal 2008, the Company increased Mr. Young’s salary to $314,600 and his salary was unchanged in fiscal 2009. Under the Amended Employment Agreement, Mr. Young receives an annual salary of $314,600 and is entitled to earn an annual cash bonus ranging from 22.5% to 100% of his annual salary, based upon achievement of certain objectives in a bonus plan established by the Board of Directors. Mr. Young’s Employment Agreement may be terminated upon 60 days written notice by either party, upon notice by the Company of termination “for cause” or upon the event of Mr. Young’s death or disability. The Agreement also contains a non-compete provision for one year after the termination of Mr. Young’s employment. The Amended Employment Agreement also provides that in the event that Mr. Young’s employment is terminated without cause, other than in a change-in-control situation, Mr. Young would be entitled to a lump sum payment of one-year base salary, plus an annual incentive bonus for that fiscal year at target performance on a pro rata basis, if and when other senior management of the Company are paid a bonus based on achievement of goals at or above target for that year, or if the termination occurs in the second half of the fiscal year and if other senior executives receive a bonus for over-target performance for the fiscal year, then Mr. Young would receive a pro rata portion of the comparable CEO-level bonus specified for over-target performance for the fiscal year.

          The Company and Mr. Young also entered into a new Change-in-Control Agreement dated as of October 31, 2007. Under this agreement, if Mr. Young’s employment is terminated during a period of twenty-four months following a Change-in-Control of the Company (i) by the Company other than for Cause or death, or (ii) by Mr. Young for Good Reason (as these terms are defined in the Agreements), then he will be entitled to a lump-sum payment equal to two times his base salary plus a one year bonus at target. In addition to these amounts, Mr. Young would be entitled to a fee for out-placement services in an amount equal to ten percent of his salary or $31,460 and the Company would continue to pay its portion of his health insurance for 18 months as if he were still employed. Had this termination without cause occurred at October 31, 2009, the amount payable to Mr. Young pursuant to his Change-in-Control Agreement would be approximately $794,000.

Potential Payments under Rodney A. Young Employment Agreement and Change in Control Agreement:

	Termination Without Cause or Resignation For Good Reason Prior to a Change in Control	Termination Without Cause or Resignation For Good Reason Within 24 Months of a Change in Control
Salary Continuation/Severance Payments	$314,600	$660,660
Bonus	*	133,705
Accelerated Vesting of Stock Options	**	**

*Bonus would be payable on a pro rata basis only if paid to other members of senior management.

**Acceleration of stock option vesting is addressed in the 2007 Stock Incentive Plan

William J. Kullback Employment Agreement and Change in Control Agreement

          Effective March 17, 2008, the Company entered into an Employment Agreement with Mr. Kullback. Under the Employment Agreement, Mr. Kullback receives an annual salary of $200,000 and is entitled to earn an annual cash bonus ranging from 17.5% to 50% of his annual salary, based upon achievement of certain objectives in a bonus plan established by the Board of Directors. Mr. Kullback’s Employment Agreement may be terminated upon 60 days written notice by either party, upon notice by the Company of termination “for cause” or upon the event of Mr. Kullback’s death or disability. The Agreement also contains a non-compete provision for one year after the termination of Mr. Kullback’s employment. The Employment Agreement also provides that in the event that Mr. Kullback’s employment is terminated without cause, other than in a change-in-control situation, Mr. Kullback would be entitled to a lump sum payment of nine months base salary, plus an annual incentive bonus for that fiscal year at target performance on a pro rata basis, if and when other senior management of the Company are paid a bonus based on achievement of goals at or above target for that year, or if the termination occurs in the second half of the fiscal year and if other senior executives receive a bonus for over-target performance for the fiscal year, then Mr. Kullback would receive a pro rata portion of the comparable CFO-level bonus specified for over-target performance for the fiscal year.

          The Company and Mr. Kullback also agreed to enter into a Change-in-Control Agreement dated as of June 15, 2008. Under this agreement, if Mr. Kullback’s employment is terminated during a period of eighteen months following a Change-in-Control of the Company (i) by the Company other than for Cause or death, or (ii) by Mr. Kullback for Good Reason (as these terms are defined in the Agreements), then he will be entitled to a lump-sum payment equal to one and a half times his base salary. In addition to these amounts, Mr. Kullback would be entitled to a fee for out-placement services in an amount equal to ten percent of his salary or $20,000 and the Company would continue to pay its portion of his health insurance for 12 months as if he were still employed. Had this termination without cause occurred at October 31, 2009, the amount payable to Mr. Kullback pursuant to his Change-in-Control Agreement would be approximately $320,000.

Potential Payments under William J. Kullback Employment Agreement and Change in Control Agreement:

	Termination Without Cause or Resignation For Good Reason Prior to a Change in Control	Termination Without Cause or Resignation For Good Reason Within 18 Months of a Change in Control
Salary Continuation/Severance Payments	$150,000	$320,000
Bonus	*	—
Accelerated Vesting of Stock Options	**	**

*Bonus would be payable on a pro rata basis only if paid to other members of senior management.

**Acceleration of stock option vesting is addressed in the 2007 Stock Incentive Plan

Bonuses for Executive Officers

          Under the 2009 Bonus Plan, the Company established two separate categories: (i) Pre-tax income before equity-based compensation (“PEBC Income”), that is net pre-tax income prior to any stock-based compensation expense incurred for equity grants (50% weighting); and (ii) total Angeion revenue (50% weighting). The payouts to Mr. Young and Mr. Kullback were made for achievement by the Company of threshold with respect to the Company’s revenue of $25.5 million. The Company did not achieve threshold for PEBC Income and no payment was made for this element of the plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

          The following table sets forth information regarding the beneficial ownership of the common stock as of January 8, 2010 by (i) each Named Executive Officer and director of the Company; and (ii) all directors and current executive officers of the Company as a group. Shares covered by stock option are included in the table below only to the extent that these options were exercisable within 60 days of January 15, 2010.

Shareholder	Shares Directly Owned	Options Exercisable within 60 days	Number of Shares	Percent of Class
Norman H. and Sandra F. Pessin 366 Madison Avenue -14th floor New York, New York 10017	341,124	—	341,124	7.8%
Renaissance Technologies LLC 800 Third Avenue New York, New York 10022	267,000	—	267,000	6.1%
BlueLine Partners, LLC 402 Railroad Avenue, Suite 201 Danville, CA 94526	216,475	—	216,475	5.0%
Rodney A. Young	71,495	130,667	202,162	4.7%
Terrance J. Kapsen	27,127	30,001	58,001	1.3%
John C. Penn	9,772	39,001	48,773	1.1%
William J. Kullback	32,127	13,334	45,461	1.0%
K. James Ehlen, M.D.	6,667	29,001	35,668	0.8%
John R. Baudhuin	7,267	16,668	23,935	0.6%
Philip I. Smith	6,667	16,668	23,335	0.5%
Paula R. Skjefte	6,667	6,667	13,334	0.3%
All directors/current executive officers as a group (8 persons)	168,662	282,007	450,669	9.0%

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

Independent Registered Public Accountants

          Baker Tilly Virchow Krause, LLP (“Baker Tilly”), formerly Virchow, Krause & Company, LLP, has served as the independent registered public accounting firm for the Company since May 1, 2008. Prior to May 1, 2008, KPMG LLP served as the Company’s independent registered public accounting firm.

Audit Fees

          The following table presents fees for professional audit services and all other fees rendered by Baker Tilly and KPMG LLP for the audits of the Company’s consolidated financial statements for the years ended October 31, 2009 and 2008, respectively:

	Year Ended October 31, 2009	Year Ended October 31, 2008
Audit fees	$130,000	$186,000
Tax compliance fees	21,000	—
All other fees	—	5,500
	$151,000	$191,500

The audit fees consisted of fees for the annual audit of the Company’s consolidated financial statements and reviews of consolidated financial statements included in quarterly reports on Form 10-Q.

          During fiscal 2009 and 2008, respectively, the Company paid fees of $130,000 and $116,000 to Baker Tilly related to the audit of the Company’s consolidated financial statements and reviews of quarterly information.

          The $21,000 paid for tax compliance fees is related to tax compliance services provided by Baker Tilly.

          During fiscal 2008, the Company paid $75,500 to KPMG LLP, which consisted of $51,500 related to 2007 audit overruns and $18,500 related to the first quarter 2008 review. Other fees consisted of $5,500 primarily for transition costs to the new audit firm.

          The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. In connection with the approval of the annual audit services and related fees, the Audit Committee also pre-approves certain audit related fees for the independent auditor responding to and researching technical accounting questions and other matters related to the financial statements under audit. All of the services provided by the independent auditors during 2009 and 2008 have been approved by the Audit Committee under its pre-approval process.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1.	Financial Statements of Registrant

The following consolidated financial statements of Angeion Corporation and Subsidiaries are set forth in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm, Baker Tilly Virchow Krause, LLP (formerly Virchow, Krause & Company, LLP).

Consolidated Balance Sheets as of October 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended October 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended October 31, 2009 and 2008.

Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2009 and 2008.

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

10.3	*Angeion Corporation 2007 Stock Incentive Plan, incorporated by reference from Exhibit A to the definite proxy statement dated April 14, 2009 for the annual meeting of shareholders held June 3, 2009.

10.4	*Angeion Form of Change in Control Agreement (incorporated by reference to Exhibit 10.3 contained in the Company’s Form 10-QSB for the quarterly period ended January 31, 2005 (File No. 0-9899)).

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

10.5.1

Lease amendment dated December 21, 2008 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10.5.1 to Form 10-K for the year ended October 31, 2008).

10.5.2

Lease amendment dated January 15, 2009 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota.

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

22.1	List of Subsidiaries.

23.1	Consent of Baker Tilly Virchow Krause, LLP, (formerly Virchow, Krause & Company, LLP) Independent Registered Public Accounting Firm.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

January 29, 2010

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

Name	Title	Date

/s/ Rodney A. Young	President & Chief Executive Officer	January 29, 2010
Rodney A. Young	(Principal Executive Officer)

/s/ William J. Kullback	Chief Financial Officer	January 29, 2010
William J. Kullback	(Principal Financial Officer)

/s/ John R. Baudhuin	Director	January 29, 2010
John R. Baudhuin

/s/ K. James Ehlen, M.D.	Director	January 29, 2010
K. James Ehlen, M.D.

/s/ John C. Penn	Director	January 29, 2010
John C. Penn

/s/ Philip I. Smith	Director	January 29, 2010
Philip I. Smith

/s/ Paula R. Skjefte	Director	January 29, 2010
Paula R. Skjefte