Form 10-Q
period 2010-01-31
ANGEION CORP/MN
filed 2010-03-15
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended January 31, 2010.

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
Yes ☐ No ☒

As of March 1, 2010, the Company had outstanding 4,157,066 shares of Common Stock, $0.10 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
January 31, 2010 and October 31, 2009
(in thousands except share and per share data)

	January 31, 2010	October 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,504	$11,219
Accounts receivable, net of allowance for doubtful accounts of $131 and $110, respectively	4,634	4,510
Inventories, net of obsolescence reserve of $724 and $645, respectively	4,077	4,371
Prepaid expenses and other current assets	132	243
Total current assets	19,347	20,343

Property and equipment, net of accumulated depreciation of $3,389 and $3,305, respectively	684	698
Intangible assets, net	1,332	1,422
Total Assets	$21,363	$22,463

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,768	$1,771
Employee compensation	1,071	1,375
Deferred income	1,406	1,579
Warranty reserve	145	143
Other current liabilities and accrued expenses	300	323
Total current liabilities	4,690	5,191

Long-term liabilities:
Long-term deferred income and other	706	718
Total Liabilities	5,396	5,909

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,387,510 and 4,380,817 shares issued and 4,157,066 and 4,150,371 shares outstanding 2010 and 2009, respectively	416	415
Additional paid-in capital	22,059	21,821
Accumulated deficit	(6,508)	(5,682)
Total shareholders’ equity	15,967	16,554
Commitments and contingencies (Note 9)	—	—
Total Liabilities and Shareholders’ Equity	$21,363	$22,463

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands except per share amounts)

	Three Months Ended January 31,
	2010	2009
Revenues
Equipment and supply sales	$5,790	$5,570
Service revenue	825	861
	6,615	6,431
Cost of revenues
Cost of equipment and supplies	3,151	3,048
Cost of service revenue	97	81
	3,248	3,129
Gross margin	3,367	3,302

Operating expenses:
Selling and marketing	1,942	1,798
General and administrative	1,102	1,154
Research and development	1,039	787
Amortization of intangibles	105	182
	4,188	3,921

Operating loss	(821)	(619)
Interest income	3	4

Loss before taxes	(818)	(615)
Provision for taxes	8	7

Net loss	$(826)	$(622)

Loss per share - basic
Net loss per share	$(0.20)	$(0.15)

Loss per share - diluted
Net loss per share	$(0.20)	$(0.15)

Weighted average common shares outstanding
Basic	4,153	4,101
Diluted	4,153	4,101

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Three months ended January 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(826)	$(622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195	293
Stock-based compensation	222	182
Increase in inventory obsolescence reserve	79	107
Increase / (decrease) in allowance for doubtful accounts	21	(102)
Changes in operating assets and liabilities:
Accounts receivable	(145)	48
Inventories	238	(59)
Prepaid expenses and other current assets	111	79
Accounts payable	(3)	(17)
Employee compensation	(304)	(165)
Deferred income	(211)	(137)
Warranty reserve	2	(2)
Other current liabilities and accrued expenses	(23)	(29)
Net cash used in operating activities	(644)	(424)

Cash Flows From Investing Activities:
Purchase of property and equipment and intangible assets	(88)	(24)
Net cash used in investing activities	(88)	(24)

Cash Flows From Financing Activities:
Borrowings under bank line of credit
Payments under bank line of credit
Proceeds from issuance of common stock under employee stock purchase plan	10	11
Proceeds from the exercise of stock options	7	63
Proceeds from the exercise of warrants	—	—
Tax benefit from stock options exercised	—	—
Net cash provided by financing activities	17	74

Net decrease in cash and cash equivalents	(715)	(374)

Cash and cash equivalents at beginning of period	11,219	9,047

Cash and cash equivalents at end of period	$10,504	$8,673

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

          The consolidated balance sheet as of January 31, 2010, the consolidated statements of operations and cash flows for the three months ended January 31, 2010 and 2009, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2009 was derived from the audited consolidated financial statements as of that date. Operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-K for the year ended October 31, 2009.

          Comprehensive income (loss) is a measure of all non-owner changes in shareholders’ equity and includes items such as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. For the three months ended January 31, 2010 and 2009, comprehensive income (loss) for Angeion Corporation was equivalent to net income (loss) as reported.

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

          The Company determined there were no subsequent events which required recognition or disclosure in these consolidated financial statements.

2.	Revenue Recognition

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

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts and supplies was $1,933,000 and $2,022,000 at January 31, 2010 and October 31, 2009, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed. The amount of deferred installation and training revenue was $117,000 and $131,000 at January 31, 2010 and October 31, 2009, respectively.

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

          No customer accounted for more than 10% of revenue for the quarters ended January 31, 2010 and 2009.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. At January 31, 2010, advance payments from customers aggregated $50,000, of which $43,000 was from a single customer, and at October 31, 2009, advance payments from customers aggregated $144,000, of which $81,000 was from a single customer. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

3.	Share-Based Compensation and Stock Options

          The Angeion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and the Angeion Corporation 2002 Stock Option Plan (the “2002 Plan”) both provide that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than the fair market value of the stock at date of grant. Under the 2007 Plan, all options expire no later than seven years from the grant date while under the 2002 Plan, all options expire no later than ten years from the grant date. Options under both plans are subject to various vesting schedules. In addition, the 2007 Plan allows the granting of restricted stock awards, stock appreciation rights and performance stock.

          Total share-based compensation expense included in the Company’s statement of operations for the three months ended January 31, 2010 and 2009 was $222,000 and $182,000, respectively.

          Stock Options

	For the quarter ended
	January 31, 2010		January 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	695,787	$6.13	730,953	$5.96
Granted	—	—	—	—
Exercised	(3,000)	2.00	(25,000)	2.53
Expired or cancelled	(20,300)	7.18	—	—
Outstanding at end of period	672,487	$6.12	705,953	$6.08

          The following table summarizes information concerning stock options outstanding as of January 31, 2010:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Subject to Exercise
$2.00	8,650	3.68	$2.00	8,650
2.53	62,000	4.88	2.53	62,000
5.08	84,000	5.14	5.08	84,000
5.16	48,834	5.57	5.16	16,347
5.66	90,000	5.30	5.66	30,003
6.23	76,500	3.55	6.23	76,500
6.60	71,583	4.41	6.60	52,175
7.08	10,000	5.17	7.08	3,334
7.79	74,500	3.68	7.79	74,500
7.81	2,000	4.76	7.81	1,334
7.86	144,420	4.75	7.86	96,290

Total	672,487	4.65	$6.12	505,133

          The total intrinsic value of options exercised during the three months ended January 31, 2010 and 2009 was $5,000 and $15,000, respectively. The total intrinsic value of options outstanding and exercisable at January 31, 2010 was $96,000, which was calculated using the closing stock price of $3.83 as of January 29, 2010 (the last trading day of the quarter) less the option price of in-the-money options. The Company issues new shares when stock options are exercised. Cash received from the exercise of stock options for the three months ended January 31, 2010 and 2009 was $7,000 and $63,000, respectively, and there was no related tax benefit realized due to the Company’s current tax loss position. Unrecognized compensation expense related to outstanding stock options as of January 31, 2010 was $502,000 and is expected to be recognized over a weighted average period of 1.07 years and will be adjusted for any future changes in estimated forfeitures.

          Valuation Assumptions

          The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company did not grant any options during the quarter ended January 31, 2010 or 2009.

          Restricted Stock Awards

          On August 28, 2008 and June 3, 2009, the Board of Directors authorized the issuance of 74,667 and 180,668 restricted shares, respectively, of the Company’s common stock. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of each restricted stock award is established by the market price on the date of grant. The restricted stock awards will vest over a three-year period and are included in common stock issued as of the grant date. The Company did not grant any restricted stock awards during the quarter ended January 31, 2010 and 2009.

          Unrecognized compensation expense related to outstanding restricted stock awards as of January 31, 2010 was $571,000 and is expected to be recognized over a weighted average period of 2.10 years. The Company did not grant any restricted stock awards prior to fiscal year 2008.

          The following table presents the statement of operations classification of pre-tax share-based compensation expense recognized for the three months ended January 31, 2010:

	Three months ended January 31,
(In thousands)	2010	2009
Cost of goods sold	$15	$13
Selling and marketing	46	35
General and administrative	137	114
Research and development	24	20
Share-based compensation expense	$222	$182

          Employee Stock Purchase Plan

          The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Company increased the price at which common stock may be purchased to 95% of the market value effective January 1, 2007. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2009, employees purchased 3,695 shares at a price of $2.80 per share. As of January 31, 2010, the Company has withheld approximately $1,600 from employees participating in the phase that began on January 1, 2010. At January 31, 2010, approximately 56,655 shares of common stock were available for future purchase under the Stock Plan.

4.	Inventories

Inventories consisted of the following at January 31, 2010 and October 31, 2009:

(In thousands)	2010	2009
Raw materials	$1,365	$1,602
Work-in-Process	154	163
Finished goods	2,558	2,606
	$4,077	$4,371

5.	Intangible Assets

Intangible assets consisted of the following at January 31, 2010 and October 31, 2009:

(In thousands)	2010	2009
Intangible assets:
Developed technology	$6,777	$6,764
Trademarks (unamortized)	61	59
	$6,838	$6,823

Amortization – developed technology	(5,506)	(5,401)
	$1,332	$1,422

          The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from seven to ten years. Amortization expense was $105,000 for the quarter ended January 31, 2010 and $182,000 for the same quarter in fiscal 2009. Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of January 31, 2010 is as follows:

(In thousands)	Amortization
Nine months ending October 31, 2010	$315
2011	421
2012	421
$1,157

          The above table does not include estimated amortization expense for patents of $114,000, included in developed technology, that are not yet placed in service.

6.	Warranty Reserve

          Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment. Warranty provisions and claims for the three months ended January 31, 2010 and 2009 were as follows:

(In thousands)	2010	2009
Balance, beginning of period	$143	$157
Warranty provisions	49	53
Warranty claims	(47)	(55)
Balance, end of period	$145	$155

7.	Net Loss per Share

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

          As a result of the net loss in first quarter 2010 and 2009, the outstanding stock options and unvested restricted stock shares were considered antidilutive and, therefore, were excluded from diluted earnings per share.

8.	Income Taxes

          The Company has recorded a provision for taxes from continuing operations of $8,000 and $7,000 for the three months ended January 31, 2010 and 2009, respectively. The Company believes it is more likely than not that the Company will report a year-to-date loss, therefore, no tax benefit was recorded.

          The Company adopted the provisions of ASC 740-10, Income Taxes Related to Accounting For Uncertainties in Income Taxes, on November 1, 2007. At October 31, 2009, the reserve was $35,200 and was not changed during the first quarter of fiscal 2010. The entire amount of the reserve related to uncertainties regarding income tax nexus with various states in which the Company operates. Included in the reserve is $10,300 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

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

          The Company had a federal net operating loss carry forward at October 31, 2009 of approximately $17.8 million. This amount is the remaining utilizable carry forward following the application of a limit due to an ownership change under Internal Revenue Code Section 382 that occurred as a result of a significant change in ownership that occurred during the fourth quarter of fiscal year 2006. If not used, these loss carry forwards will expire in the years 2010 through 2025. The Company also has $109,000 of alternative minimum tax credit carry forwards that do not have expiration dates. Even though the Company has substantial federal net operating loss carry forwards, any income may still be subject to U.S. and State alternative minimum taxes.

          The Company has recorded a full valuation allowance against its net deferred tax asset because it cannot demonstrate that it is more likely than not that the asset would be realized in the future. Although this determination was made in a prior fiscal year, it is still applicable as of January 31, 2010, and the Company will continue to assess the need for a full valuation allowance in future quarters. Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $0.8 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

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

          During the first quarter of 2010, Angeion strengthened its marketing and sales teams by adding two new experienced professionals with backgrounds in the medical device market. The Company also initiated a sales and marketing program to establish a network of independent sales representatives and distributors that will market both MedGraphics supplies such as filters and low-cost MedGraphics equipment such as table-top and hand-held spirometers. Angeion also is in the process of establishing an online web store to offer MedGraphics and New Leaf products over the internet.

          Total revenue for the first quarter of 2010 was $6.6 million, an increase of 2.9% from $6.4 million in 2009. Operating expense for the first quarter of 2010 was $4.2 million, an increase of 6.8% from $3.9 million in 2009. Net loss for the quarter was $826,000, or $0.20 per share, compared to a net loss of $622,000, or $0.15 per diluted share, for the same period in 2009.

          For a discussion of risks associated with our business, see the section entitled Forward Looking Statements on page 16 of this Form 10-Q.

Results of Operations

          The following table contains selected information from the Company’s consolidated statements of operations, expressed as a percentage of revenues:

	Three months ended
	January 31,
	2010	2009

Revenues	100.0%	100.0%
Cost of revenue	49.1	48.7
Gross margin	50.9	51.3

Selling and marketing expenses	29.4	28.0
General and administrative expenses	16.6	17.9
Research and development expenses	15.7	12.2
Amortization of intangibles	1.6	2.8
Total operating expenses	63.3	60.9
Operating loss	(12.4)	(9.6)
Interest income	0.0	0.0
Provision for taxes	0.1	0.1
Net loss	(12.5)%	(9.7)%

          The following paragraphs discuss the Company’s performance for the three months ended January 31, 2010 and 2009.

Revenue

          Total revenue for the three months ended January 31, 2010, increased by 2.9% compared to 2009. Domestic product revenue decreased 1.5%, international product revenue increased 17.3% and service revenue decreased 4.1%. International revenue increased as a result of the introduction of the CPX Express cardiopulmonary exercise system that was introduced late in fiscal 2009. The domestic business decreased slightly as a result of the challenge of the current economic environment where a number of hospitals and other health care providers continue to keep tight controls on capital spending. The decline in service revenues was due to a 5.1% reduction in billable service revenue for the period ended January 31, 2010 compared to the prior year.

Gross Margin

          Gross margin percentage for the three month period ended January 31, 2010 decreased slightly to 50.9% of revenue compared to 51.3% for the same period in 2009. Gross margin percentage decreased slightly as a result of an increase in inventory reserves during the first quarter of 2010 compared to prior year.

Selling and Marketing

          Selling and marketing expense for the three months ended January 31, 2010 increased by 8.0%, or $144,000, to $1.9 million compared to $1.8 million for the same period in 2009.

          The sales and sales support payroll, travel and support expense increased by $79,000, or 6.7%, for the three months ended January 31, 2010 compared to the same period in 2009. The Company is investing in additional personnel to improve our market position as we believe we are beginning to emerge from the recessionary environment. Stock-based compensation also increased by $11,000 due to the issuance of restricted stock awards on June 3, 2009.

          Demonstration equipment expense for the three months ended January 31, 2010 was up $57,000 compared to the same period in 2009 due to the periodic write-off of aging equipment.

General and Administrative

          General and administrative expenses for the three months ended January 31, 2010 decreased by $52,000, to $1.1 million compared to $1.2 million for the same period in 2009.

          Professional fees decreased by $20,000 for the three months ended January 31, 2010 compared to the same period in 2009 mainly due to lower legal fees incurred. In addition, personnel expenses, including consulting, decreased by $32,000 over the same period.

          The Company’s provision for bad debts also decreased by $25,000 for the three month period ended January 31, 2010 compared to the prior year. This was partially offset by additional non-cash stock-based compensation expense of $23,000 that was incurred during the three months ended January 31, 2010 compared to January 31, 2009 as a result of the grant of restricted stock awards on June 3, 2009.

Research and Development

          Research and development expenses for the three months ended January 31, 2010 increased by 32.0%, or $252,000, to $1.0 million from $787,000 for the same period in 2009.

          Payroll and benefits costs increased $38,000 as part of the Company’s investment in the development of new product initiatives. Project expenses associated with new product development increased by $227,000, or 223%, for the three months ended January 31, 2010 compared to the same period in 2009 to further the Company’s commitment to research and development.

          The Company believes these investments will result in technological improvements to existing products or entirely new product offerings. Our current product development initiatives include new or updated products targeted for hospital intensive care units, cardiology, dietary, asthma, allergy and primary care physicians, and health and fitness club professionals. In addition to selling these products in the United States, the Company intends to introduce some of these new products internationally as well as continuing to expand the international distribution of its existing products.

Amortization of Intangibles

          Amortization of developed technology was $105,000 for the three months ended January 31, 2010, a decrease of $77,000 from the comparable period in 2009 as a portion of the Company’s developed technology was fully amortized as of October 31, 2009.

Interest Income

          Interest income for the three months ended January 31, 2010 decreased to $3,000 from $4,000 for the same period in 2009. Interest income has decreased since the start of the economic recession principally as a result of significantly lower market interest rates when the Company moved its invested cash and cash equivalents into investments where the main goal is preservation of capital. The Company is exploring alternatives to increase its interest income while maintaining the highest degree of safety in its investments.

Provision for Income Taxes

          The Company is required to present the provision for taxes as if it were fully taxable in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 852-740. In prior years, the Company utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable although it is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards. Due to its loss before taxes in fiscal year 2009 and 2010, the Company did not use any net benefits related to these NOLs. See note 8 to the consolidated financial statements, “Income Taxes,” in this Form 10-Q for additional discussion of the accounting for income taxes.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary Medical Graphics Corporation.

          The Company had cash and cash equivalents of $10.5 million and working capital of $14.7 million as of January 31, 2010. During the first quarter, the Company used $644,000 in cash from operating activities, primarily due to a net loss of $826,000 that included non-cash expenses of $195,000 for depreciation and amortization and $222,000 of stock-based compensation.

          Cash was negatively impacted by a decrease in employee compensation payables of $304,000 and a decrease in the deferred income balance of $211,000. The decrease in employee compensation is typical for the first quarter of the fiscal year as employee bonuses are paid out during this period. Changes in inventory levels had a $238,000 positive impact on cash during the first quarter as the Company adjusted to the decrease in sales volume.

          During the first quarter, the Company used $88,000 in cash for the purchase of property, equipment and intangible assets, which mainly consisted of computers and other information technology equipment.

          The Company generated cash from financing activities of $17,000 during the quarter from the exercise of options and the issuance of shares under the Employee Stock Purchase Plan.

          The Company believes that its liquidity and capital resource needs for fiscal year 2010 and the next 12 months will be met through its current cash and cash equivalents as well as cash flows resulting from operations. In addition, as previously announced, the Company has developed a market-focused approach to leverage the strength of its MedGraphics brand and worldwide selling and distribution capability. Specifically, the Company has held discussions with various potential product and technology partners. If the Company is successful in concluding these negotiations, it may use some of its cash and capital resources in the acquisition of new technologies or businesses. Although the Company is continuing to look at a number of these opportunities, it currently has no agreements or understandings with any of these third parties.

Forward Looking Statements

          The discussions in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements about Angeion’s future financial results and business prospects that by their nature involve substantial risks and uncertainties. You can identify these statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “plan,” “will,” “target,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans or prospects. Our actual results may differ materially depending on a variety of factors including: (1) national and worldwide economic and capital market conditions; (2) continuing cost-containment efforts in our hospital, clinics, and office market; (3) any changes in the patterns of medical reimbursement that may result from national healthcare reform; (4) our ability to successfully operate our business, including successfully converting our increasing research and development expenditures into new and improved cardiorespiratory diagnostic products and services and selling these products and services under the MedGraphics and New Leaf brand names into existing and new markets; (5) our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop; (6) our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers; (7) our ability to expand our international revenue through our distribution partners and our Milan, Italy representative branch office; (8) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products; (9) our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future; (10) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures and (11) our dependence on third-party vendors.

          Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the above discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including the Annual Report on Form 10-K for the year ended October 31, 2009 and subsequently filed reports.

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

(b) Changes in Internal Controls

          There have been no significant changes in internal control over financial reporting that occurred during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors

          The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2009. We believe there have been no material changes from the risk factors disclosed in that Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Other Information.

Entry into a Material Definitive Arrangement

          On March 9, the Board of Directors approved the Angeion Corporation 2010 Management Incentive Bonus Plan (the “2010 Bonus Plan”).

          The 2010 Bonus Plan provides for the payment of cash compensation to eligible employees, including the Company’s executive officers, upon achievement of predetermined objectives. Payouts under the 2010 Bonus Plan will be based on achievement of two separate measurements:

(i)	Pre-tax income before equity-based compensation (that is net pre-tax income prior to any stock based compensation expense incurred for equity grants) (50% weighting); and

(ii)	Total Angeion revenue (50% weighting).

          There is a threshold, a target and a maximum for each of the two measurements under the 2010 Bonus Plan. In order to receive an amount greater than the target under either metric, the Company must achieve at least the threshold level in the other metric. The Board of Directors believes this was important to encourage the Company’s employees to focus on both revenue growth as well as pretax income.

          Consistent with the terms of their previously disclosed employment agreements and the 2010 Bonus Plan, if target financial performance is achieved in each metric, the Company’s President and Chief Executive Officer Rodney A. Young would receive a bonus of 42.5% of his base salary, or $133,705, the Company’s Chief Financial Officer William J. Kullback would receive a bonus of 25% of his base salary, or $50,000, and the Company’s Executive Vice President Terrance J. Kapsen would receive a bonus of 25% of his base salary, or $50,000.

Election of Directors

          On March 9, 2010, the Angeion Board of Directors elected Scott A. Shuda as a Director of the Company. In 2003, Mr. Shuda co-founded and became a Managing Director of BlueLine Partners, a special situations investment firm that focuses on publicly listed technology and healthcare companies. Prior to founding BlueLine Partners, Mr. Shuda was employed as an attorney in New York City and Silicon Valley. Mr. Shuda also served as General Counsel to Vicinity Corporation, an internet company that went public in 2000 and was acquired by Microsoft in 2002. He has a law degree and a master of business administration degree from Georgetown University. Mr. Shuda will be serving on Angeion’s Compensation Committee, Strategy Committee and Governance/Nominating Committee.

Item 5. Exhibits.

31.	Certifications pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

99.1	Press release dated March 9, 2010 announcing the election of Scott A. Shuda to the Angeion Board of Directors

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

March 15, 2010
	By	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer

March 15, 2010
	By	/s/ William J. Kullback
William J. Kullback
Chief Financial Officer