Form 10-Q
period 2010-04-30
ANGEION CORP/MN
filed 2010-06-14
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended April 30, 2010.

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
Yes ☐ No ☒

As of June 1, 2010, the Company had outstanding 4,116,956 shares of Common Stock, $0.10 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2010 and October 31, 2009
(in thousands except share and per share data)

	April 30, 2010	October 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,628	$11,219
Short-term investments	1,484	—
Accounts receivable, net of allowance for doubtful accounts of $132 and $110, respectively	4,560	4,510
Inventories, net of obsolescence reserve of $769 and $645, respectively.	3,903	4,371
Prepaid expenses and other current assets	219	243
Total current assets	19,794	20,343

Noncurrent investments	240	—
Property and equipment, net of accumulated depreciation of $3,482 and $3,305, respectively	590	698
Intangible assets, net	1,251	1,422
Total Assets	$21,875	$22,463

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,936	$1,771
Employee compensation	1,520	1,375
Deferred income	1,628	1,579
Warranty reserve	141	143
Other current liabilities and accrued expenses	405	323
Total current liabilities	5,630	5,191

Long-term liabilities:
Long-term deferred income and other	770	718
Total Liabilities	6,400	5,909

Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,358,932 and 4,380,817 shares issued and 4,128,488 and 4,150,371 shares outstanding in 2010 and 2009, respectively	413	415
Additional paid-in capital	22,129	21,821
Accumulated deficit	(7,067)	(5,682)
Total shareholders’ equity	15,475	16,554
Commitments and contingencies (Note 9)	—	—
Total Liabilities and Shareholders’ Equity	$21,875	$22,463

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Revenues:
Equipment and supply sales	$5,961	$5,395	$11,751	$10,965
Service revenues	893	812	1,718	1,673
	6,854	6,207	13,469	12,638
Cost of revenues:
Cost of equipment and supplies	3,120	2,811	6,271	5,859
Cost of service revenue	171	91	268	172
	3,291	2,902	6,539	6,031

Gross margin	3,563	3,305	6,930	6,607

Operating expenses:
Selling and marketing	1,901	1,615	3,843	3,413
General and administrative	1,051	998	2,153	2,152
Research and development	1,060	729	2,099	1,516
Amortization of intangibles	105	182	210	364
	4,117	3,524	8,305	7,445

Operating loss	(554)	(219)	(1,375)	(838)
Interest income	3	—	6	4

Loss before taxes	(551)	(219)	(1,369)	(834)
Provision for taxes	8	6	16	13

Net loss	$(559)	$(225)	$(1,385)	$(847)

Loss per share - basic
Net loss per share	$(0.13)	$(0.05)	$(0.33)	$(0.21)

Loss per share - diluted
Net loss per share	$(0.13)	$(0.05)	$(0.33)	$(0.21)

Weighted average common shares outstanding
Basic	4,151	4,120	4,152	4,110
Diluted	4,151	4,120	4,152	4,110

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended April 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(1,385)	$(847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	182	218
Amortization	210	364
Stock-based compensation	424	365
Increase in inventory obsolescence reserve	124	96
Increase (decrease) in allowance for doubtful accounts	22	(107)
Changes in operating assets and liabilities:
Accounts receivable	(72)	691
Inventories	381	138
Prepaid expenses and other current assets	24	3
Accounts payable	165	(162)
Employee compensation	145	(102)
Deferred income	87	(108)
Warranty reserve	(2)	1
Other current liabilities and accrued expenses	70	17
Net cash provided by operating activities	375	567

Cash Flows From Investing Activities:
Purchase of investments	(1,724)	—
Purchase of property and equipment and intangible assets	(124)	(48)
Net cash used in investing activities	(1,848)	(48)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan	10	11
Proceeds from the exercise of stock options	7	63
Retirement of Common Stock	(135)	—
Net cash (used in) provided by financing activities	(118)	74

Net (decrease) increase in cash and cash equivalents	(1,591)	593

Cash and cash equivalents at beginning of period	11,219	9,047

Cash and cash equivalents at end of period	$9,628	$9,640

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

          The consolidated balance sheet as of April 30, 2010, the consolidated statements of operations for the three and six months ended April 30, 2010 and 2009, and consolidated statements of cash flows for the six months ended April 30, 2010 and 2009, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2009 was derived from the audited consolidated financial statements as of that date. Operating results for the three and six months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-K for the year ended October 31, 2009.

          Comprehensive loss is a measure of all non-owner changes in shareholders’ equity and includes items such as net loss, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. For the three and six months ended April 30, 2010 and 2009, comprehensive loss for Angeion Corporation was equivalent to net loss as reported.

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

          The Company determined there were no events subsequent to April 30, 2010, that required recognition or disclosure in these consolidated financial statements, except the increase to shares authorized for issuance as described in Note 3.

2.	Revenue Recognition

          The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company’s products are sold for cash or on unsecured credit terms requiring payment based on the shipment date. Credit terms can vary between customers due to many factors, but are generally, on average, 30-60 days. Revenue, net of discounts, is generally recognized upon shipment or delivery to customers in accordance with written sales terms. Standard sales terms do not include customer acceptance conditions, future credits, rebates, price protection or general rights of return. The terms of sales to both domestic customers and international distributors are identical, although adherence to these terms is more pervasive with domestic customers than with international customers. In instances when a customer order specifies final acceptance of the system, revenue is deferred until all customer acceptance criteria have been met. Estimated warranty obligations are recorded upon shipment.

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts and supplies was $2,102,000 and $2,022,000 at April 30, 2010 and October 31, 2009, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed. The amount of deferred installation and training revenue was $123,000 and $131,000 at April 30, 2010 and October 31, 2009, respectively.

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

          No customer accounted for more than 10% of revenues for either the three or six months ended April 30, 2010 and 2009.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. At April 30, 2010 advance payments from customers aggregated $162,000, of which $81,000 was from a single customer, and at October 31, 2009, advance payments from customers aggregated $144,000, of which $81,000 was from a single customer. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

3.	Stock-Based Compensation and Stock Options

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

          Total share-based compensation expense included in the Company’s statement of operations for the three months ended April 30, 2010 and 2009 was $202,000 and $183,000, respectively and the six months ended April 30, 2010 and 2009 was $424,000 and $365,000, respectively.

          Stock Options

          A summary of our option activity for the six-month period ended April 30, 2010 and 2009 follows:

	For the six months ended
	April 30, 2010		April 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	695,787	$6.13	730,953	$5.96
Exercised	(3,000)	2.00	(25,000)	2.53
Expired or cancelled	(25,382)	7.22	—	—
Outstanding at end of period	667,405	$6.11	705,953	$6.08

          On May 25, 2010, the stockholders of the Company approved an amendment to the 2007 Plan to increase by 100,000 the shares authorized for issuance under the Plan. The total shares authorized for issuance under the Plan is now increased to 750,000.

          The following table summarizes information concerning stock options outstanding as of April 30, 2010:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$2.00	8,650	3.44	8,650
2.53	62,000	4.63	62,000
5.08	84,000	4.90	84,000
5.16	48,084	5.33	16,263
5.66	90,000	5.05	30,003
6.23	76,500	3.31	76,500
6.60	71,295	4.16	55,508
7.08	10,000	4.92	6,667
7.79	74,500	3.44	74,500
7.81	2,000	4.52	1,334
7.86	140,376	4.50	96,290

Total	667,405	4.40	511,715

          The total intrinsic value of options exercised during the three months ended April 30, 2010 and 2009 was $0 and $15,000, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2010 and 2009 was $5,400 and $15,000, respectively. The total intrinsic value of options outstanding and exercisable at April 30, 2010 was $167,080, which was calculated using the closing stock price as of April 30, 2010 less the exercise price of in-the-money options. The Company issues new shares when stock options are exercised. Cash received from the exercise of stock options was $7,000 and $63,000 for the six months ended April 30, 2010 and 2009, respectively and there was no related tax benefit realized due to the Company’s current tax loss position. Unrecognized compensation expense related to outstanding stock options as of April 30, 2010 was $363,000, is expected to be recognized over a weighted average period of 0.89 years, and will be adjusted for any future changes in estimated forfeitures.

          Valuation Assumptions

          The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company did not grant any options during the six months ended April 30, 2010 or 2009.

          Restricted Stock Awards

          On August 28, 2008 and June 3, 2009, the Board of Directors authorized the issuance of 74,667 and 108,668 restricted shares, respectively, of the Company’s common stock. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards was established by the market price on the date of grant. The restricted stock awards vest over a three-year period and are included in common stock issued as of the grant date. The Company did not grant any restricted stock awards during the six months ended April 30, 2010 and 2009.

          Unrecognized compensation expense related to outstanding restricted stock awards as of April 30, 2010 was $501,000. The Company expects to recognize this over a weighted average period of 1.86 years.

          The following table presents the statement of operations classification of pre-tax stock-based compensation expense recognized for the three and six months ended April 30, 2010 and 2009:

	Three months ended April 30		Six months ended April 30
	2010	2009	2010	2009
Cost of revenues	$16	$13	$31	$26
Selling and marketing	42	43	88	86
General and administrative	122	115	259	229
Research and development	22	12	46	24
Stock-based compensation expense	$202	$183	$424	$365

          Employee Stock Purchase Plan

          The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Company increased the price at which common stock may be purchased to 95% of the market value effective January 1, 2007. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2009, employees purchased 3,695 shares at a price of $2.80 per share. As of April 30, 2010, the Company has withheld approximately $7,000 from employees participating in the phase that began on January 1, 2010. At April 30, 2010, 56,655 shares of common stock were available for future purchase under the Stock Plan.

4.	Inventories

Inventories consisted of the following at April 30, 2010 and October 31, 2009:

(In thousands)	2010	2009
Raw materials	$962	$1,602
Work-in-Process	123	163
Finished goods	2,818	2,606
	$3,903	$4,371

5.	Intangible Assets

Intangible assets consisted of the following at April 30, 2010 and October 31, 2009:

(In thousands)	2010	2009
Intangible assets:
Developed technology	$6,800	$6,764
Trademarks (unamortized)	62	59
	$6,862	$6,823

Amortization	(5,611)	(5,401)
	$1,251	$1,422

          The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from seven to ten years. Amortization expense was $210,000 and $364,000 for the six months ended April 30, 2010 and 2009, respectively. Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of April 30, 2010 is as follows:

(In thousands)	Amortization
Six months ending October 31, 2010	$210
2011	421
2012	420
$1,051

          The above table does not include estimated amortization expense for patents of $138,000, included in developed technology, that are not yet placed in service.

6.	Warranty Reserve

          Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment. Warranty provisions and claims for the six months ended April 30, 2010 and 2009 were as follows:

(In thousands)	2010	2009
Balance, beginning of period	$143	$157
Warranty provisions	118	120
Warranty claims	(120)	(119)
Balance, end of period	$141	$158

7.	Net Loss per Share

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

          As a result of the net loss in the first and second quarters of both 2010 and 2009, the outstanding stock options and unvested restricted stock shares were considered antidilutive and, therefore, were excluded from diluted loss per share.

8.	Income Taxes

          The Company has recorded a provision for taxes from operations of $8,000 and $6,000 for the three months ended April 30, 2010 and 2009, respectively. For the six-month periods ended April 30, 2010 and 2009, the provision for taxes from operations was $16,000 and $13,000, respectively.

          The Company adopted the provisions of ASC 740-10, Income Taxes Related to Accounting For Uncertainties in Income Taxes, on November 1, 2007. At October 31, 2009, the reserve was $35,200 and has not changed during the first two quarters of fiscal 2010. The entire amount of the reserve related to uncertainties regarding income tax nexus with various states in which the Company operates. Included in the reserve is $10,300 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

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

          The Company files a consolidated federal income tax return in the United States Federal jurisdiction and files various combined and separate tax returns in several state and local jurisdictions. With limited exceptions, the Company is no longer subject to United States federal, state and local tax examinations by tax authorities for fiscal years ending prior to November 1, 2005. There is no statute of limitations for assessments related to jurisdictions where the Company may have a nexus but has chosen not to file an income tax return.

          The Company had a federal net operating loss carry forward at October 31, 2009 of approximately $17.8 million. This amount is the remaining utilizable carry forward following the application of a limit due to an ownership change under Internal Revenue Code Section 382 that occurred during the fourth quarter of fiscal year 2006. This carry forward is available to offset a portion of taxes payable in future years. If not used, this carry forward will expire in the years 2010 through 2025. The Company also has $109,000 of alternative minimum tax credit carry forwards that do not have expiration dates. Even though the Company has substantial federal net operating loss carry forwards, any income may still be subject to U.S. and State alternative minimum taxes.

          The Company has recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future. Although this determination was made in a prior fiscal year, it is still applicable as of April 30, 2010, and the Company will continue to assess the need for a full valuation allowance in future quarters. Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $0.8 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

9.	Litigation

          From time to time, the Company is also subject to claims and lawsuits that have been filed in the ordinary course of business. From time to time, the Company initiates lawsuits against others to enforce patents or to seek collection of debts in the ordinary course of business. There is no material pending or outstanding litigation at the current time.

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

          Total revenues for the second quarter of 2010 were $6.9 million, an increase of 10.4% from $6.2 million in 2009. Operating expenses for the second quarter of 2010 were $4.1 million, an increase of 16.8% from the same period in 2009. Net loss for the three months ended April 30, 2010 was $559,000, or $0.13 per share, compared to a net loss of $225,000, or $0.05 per share, for the same period in 2009.

          Total revenues for the six months ended April 30, 2010 were $13.5 million, an increase of 6.6% from $12.6 million in 2009. Operating expenses for the six months ended April 30, 2010 were $8.3 million, an increase of 11.6% from the same period in 2009. Net loss for the six months ended April 30, 2010 was $1,385,000, or $0.33 per share, compared to a net loss of $0.8 million, or $0.21 per share, for the same period in 2009.

Results of Operations

          The following table contains selected information from the Company’s consolidated statements of operations, expressed as a percentage of revenues:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.0	46.8	48.5	47.7
Gross margin	52.0	53.2	51.5	52.3

Operating expenses:
Selling and marketing	27.7	26.0	28.5	27.0
General and administrative	15.3	16.1	16.0	17.0
Research and development	15.5	11.8	15.6	12.0
Amortization of intangibles	1.6	2.9	1.6	2.9
	60.1	56.8	61.7	58.9
Operating loss	(8.1)	(3.6)	(10.2)	(6.6)
Interest income	0.0	0.0	0.0	0.0
Loss before taxes	(8.1)	(3.6)	(10.2)	(6.6)
Provision for taxes	0.1	0.0	0.1	0.1
Net loss	(8.2%)	(3.6%)	(10.3%)	(6.7%)

          The following paragraphs discuss the Company’s performance for the three and six-month periods ending April 30, 2010 and 2009:

Revenue

          Total revenue for the three and six months ended April 30, 2010, increased by 10.4% and 6.6%, respectively, compared to the same periods in 2009. Domestic revenue increased by 3.9% and international revenue increased by 44.3% from prior year period levels, with increases in international revenues primarily from the strong performance in Europe and Asia-Pacific regions.

          The increase in revenue of $0.9 million for the six-month period ended April 30, 2010 was primarily due to international performance offset by reduced first quarter sales due to the general economic conditions.

Gross Margin

          Gross margin percentage for the three and six-months ended April 30, 2010 decreased to 52.0% and 51.5% of revenue, respectively, compared to 53.2% and 52.3%, respectively, for the same periods in 2009. Gross margin percentage for the three-month period decreased as a result of cost increases during the 2010 period, as well as changed sales mix. The decrease in gross margin percentage for the six-month period was negatively impacted by the same factors as the second quarter, but also included increased inventory reserves in the first quarter of fiscal 2010.

Selling and Marketing

          Selling and marketing expenses increased to $1.9 million and $3.8 million, respectively, for the three and six-month periods ended April 30, 2010 from $1.6 million and $3.4 million for the same periods in 2009. Expenses for the three and six-month periods ended April 30, 2010 and 2009 increased from personnel additions by $88,000 and $163,000, respectively, and incentive programs, which drove the increased revenues by $188,000 and $185,000, respectively, as the Company invested to improve its market position, while we emerge from the prior year recessionary economic environment. Stock-based compensation expenses increased by $9,000 and $20,000 for the three and six months ended April 30, 2010, respectively, compared to the prior year periods.

          Demonstration equipment expenses for the six months ended April 30, 2010 were up $57,000 compared to the same period in 2009 due to the periodic write-off of aging equipment, all of which occurred in the first three months of the period.

General and Administrative

          For the three months ended April 30, 2010, general and administrative expenses increased by $53,000, or 5.3%, compared to the same period in 2009, primarily from increased accrued incentives ($75,000) and stock-based compensation costs ($7,000).

          For the six months ended April 30, 2010, general and administrative expenses remained flat compared to the same periods in 2009, with increased accrued incentives ($10,000) and stock-based compensation ($30,000) offset by reduced consulting expenses ($58,000) compared to the prior period.

Research and Development

          Research and development expenses for the three and six months ended April 30, 2010 were $1.1 and $2.1 million, respectively, compared to $0.7 and $1.5 million, respectively, for the same periods in 2009.

          Payroll, benefits and accrued incentive costs increased $74,000 as part of the Company’s investment in the development of new product initiatives in the three months ended April 30, 2010 compared to the same period in 2009. Also, project expenses associated with new product development increased by $214,000 for the same period as the Company furthers its commitment to research and development.

          For the six months ended April 30, 2010, payroll, benefit costs and accrued incentives increased by $100,000 and project expenses increased $408,000 for the reasons stated above.

Amortization of Intangibles

          Amortization of developed technology was $105,000 and $210,000, respectively, for the three and six months ended April 30, 2010, reduced from $182,000 and $363,000, respectively, for the comparable periods in 2009 as a portion of the Company’s developed technology was fully amortized as of October 31, 2009.

Interest Income

          Interest income for the three and six-month periods ended April 30, 2010 increased to $3,000 and $6,000, respectively, compared to the same periods in 2009. Since the start of the economic recession, interest income decreased principally as a result of the significantly lower market interest rates as the Company moved its invested cash and cash equivalents into investments where the main goal is preservation of capital. The Company is exploring alternatives to increase its interest income while maintaining the highest degree of safety in its investments and has begun to purchase short and medium term bank certificates of deposit and United State Treasury Bills to improve its interest return, while avoiding the investment risk of other forms of available investments.

Provision for Income Taxes

          The Company is required to present the provision for taxes as if it were fully taxable in accordance with Financial Accountings Standards Board (“FASB”) Accounting Standards Codification 852-740. In prior years, the Company utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards available. During the three and six month periods ended ended April 30, 2010 and 2009, the Company did not use any tax benefits related to pre-emergence bankruptcy NOLs. See note 8 to the consolidated financial statements, “Income Taxes,” in this Form 10-Q for additional discussion of the accounting for income taxes.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation.

          The Company had cash, cash equivalents and investments of $11.4 million and working capital of $14.2 million as of April 30, 2010. During the first half of fiscal 2010, the Company reported a net loss of $1,385,000. However, cash flows from operating activities were $375,000, primarily due to reductions in inventory of $381,000, increases of $397,000 in accounts payable, accrued employee compensation and deferred income and the add-back of non-cash expenses totaling $816,000 for depreciation, amortization and stock-based compensation expense.

          For the six months ended April 30, 2009, the Company used $128,000 in cash for the purchase of property and equipment and intangible assets and $1,724,000 to purchase low-risk debt instruments.

          The Company used cash in financing activities of $118,000 during the six months ended April 30, 2010, which primarily consisted of the $135,000 used to repurchase Company shares under the Stock Repurchase Program begun in March 2010, offset by proceeds from the exercise of stock options and the issuance of shares under the Employee Stock Purchase Plan. The Company intends to repurchase up to $1,000,000 worth of its outstanding shares in the open market or in privately negotiated transactions, from time to time, over a nine month period of time.

          The Company believes that its liquidity and capital resource needs for fiscal 2010 and the next twelve months will be met through its current cash, cash equivalents and investments, as well as cash flows resulting from operations. In addition, as previously announced, the Company has developed a market-focused approach to strategically leverage the strength of its MedGraphics brand and worldwide selling and distribution capability. Specifically, the Company has held discussions with various potential strategic product and technology partners. If the Company is successful in concluding these negotiations, it may use some of its cash and capital resources in the acquisition of new technologies or businesses. Although the Company is continuing to look at a number of these opportunities, it currently has no agreements or understandings with any of these third parties.

Forward Looking Statements.

          The discussion above contains forward-looking statements about Angeion’s future financial results and business prospects that by their nature involve substantial risks and uncertainties. You can identify these statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “plan,” “will,” “target,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans or prospects. Our actual results may differ materially depending on a variety of factors including: (1) national and worldwide economic and capital market conditions; (2) continuing cost-containment efforts in our hospital, clinics, and office market; (3) any changes in the pattern of medical reimbursement that may result from national health care reform; (4) our ability to successfully operate our business, including successfully converting our increasing research and development expenditures, including our software development initiatives, into new and improved cardiorespiratory diagnostic products and services and successfully selling these products under the MedGraphics and New Leaf Fitness brand names into existing and new markets; (5) our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop; (6) our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers; (7) our ability to expand our worldwide international revenue through our distribution partners; (8) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products; (9) our ability to defend our existing intellectual property and to obtain protection for intellectual property we develop in the future; (10) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; and (11) our dependence on third-party vendors. Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the above discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including the Annual Report on Form 10-K for the year ended October 31, 2009.

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

(b) Changes in Internal Controls

          There have been no significant changes in internal control over financial reporting that occurred during the second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

          From time to time, the Company is also subject to claims and lawsuits that have been filed in the ordinary course of business. From time to time, the Company initiates lawsuits against others to enforce patents or to seek collection of debts in the ordinary course of business. There is no material pending or outstanding litigation at the current time.

Item 1A. Risk Factors

          We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2009. We believe there have been no material changes from the risk factors disclosed in that Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          In the three months ended April 30, 2010, the Company repurchased shares of its Common Stock within a Stock Repurchase Program that began in March 2010, as follows.

Issuer Purchases of Equity Securities(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1-31, 2010	378	$4.57	378	—
April 1-30, 2010	28,200	$4.72	28,200	—
Total	28,578	$4.72	28,578	$865,054

          (1)On March 16, 2010, the Company announced that its Board of Directors had authorized a stock repurchase program under which Angeion may repurchase up to $1,000,000 of its outstanding shares of common stock in the open market or in privately negotiated transactions, over a nine month period of time.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Reserved

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

ANGEION CORPORATION
(Registrant)

June 14, 2010
	By:	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer

June 14, 2010
	By:	/s/ William J. Kullback
William J. Kullback
Chief Financial Officer