Form 10-Q
period 2010-07-31
ANGEION CORP/MN
filed 2010-09-14
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended July 31, 2010.

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
Yes ☐ No ☒

As of September 8, 2010, the Company had outstanding 4,148,254 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
July 31, 2010 and October 31, 2009
(In thousands except share and per share data)

	July 31, 2010	October 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,274	$11,219
Short-term investments	2,478	—
Accounts receivable, net of allowance for doubtful accounts of $97 and $110, respectively	4,842	4,510
Inventories, net of obsolescence reserve of $665 and $645, respectively	4,061	4,371
Prepaid expenses and other current assets	190	243
Total Current Assets	18,845	20,343

Noncurrent investments	961	—
Property and equipment, net of accumulated depreciation of $3,570 and $3,305, respectively	521	698
Intangible assets, net	1,255	1,422
Total Assets	$21,582	$22,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,792	$1,771
Employee compensation	1,421	1,375
Deferred income	1,534	1,579
Warranty reserve	135	143
Other current liabilities and accrued expenses	419	323
Total Current Liabilities	5,301	5,191

Long-term Liabilities:
Long-term deferred income and other	741	718
Total Liabilities	6,042	5,909
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, $0.10 par value, authorized 25,000,000 shares, 4,269,225 and 4,380,817 shares issued and 4,135,009 and 4,150,371 shares outstanding in 2010 and 2009, respectively	414	415
Additional paid-in capital	22,064	21,821
Accumulated deficit	(6,941)	(5,682)
Accumulated other comprehensive income	3	—
Total Shareholders’ Equity	15,540	16,554
Total Liabilities and Shareholders’ Equity	$21,582	$22,463

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, in thousands except per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Revenues
Equipment and supply sales	$6,207	$5,416	$17,958	$16,381
Service revenues	913	816	2,631	2,489
	7,120	6,232	20,589	18,870
Cost of revenues
Cost of equipment and supplies	2,848	2,751	9,119	8,610
Cost of service revenue	156	92	424	264
	3,004	2,843	9,543	8,874

Gross margin	4,116	3,389	11,046	9,996

Operating expenses:
Selling and marketing	1,967	1,688	5,810	5,101
General and administrative	1,142	979	3,295	3,131
Research and development	768	710	2,867	2,226
Amortization of intangibles	105	182	315	546
	3,982	3,559	12,287	11,004

Operating income (loss)	134	(170)	(1,241)	(1,008)
Interest income	—	6	6	10

Income (loss) before taxes	134	(164)	(1,235)	(998)
Provision for taxes	8	9	24	22

Net income (loss)	$126	$(173)	$(1,259)	$(1,020)

Income (loss) per share – basic
Net income (loss) per share	$0.03	$(0.04)	$(0.30)	$(0.25)

Income (loss) per share – diluted
Net income (loss) per share	$0.03	$(0.04)	$(0.30)	$(0.25)

Weighted average common shares outstanding:
Basic	4,131	4,121	4,145	4,114
Diluted	4,241	4,121	4,145	4,114

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended July 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,259)	$(1,020)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	584	859
Stock-based compensation	576	564
Decrease in allowance for doubtful accounts	(13)	(110)
Increase in inventory obsolescence reserve	20	49
Change in operating assets and liabilities:
Accounts receivable	(319)	1,362
Inventories	327	389
Prepaid expenses and other current assets	53	73
Accounts payable	21	(179)
Employee compensation	46	(217)
Deferred income	(36)	(142)
Warranty reserve	(8)	(4)
Other current liabilities and accrued expenses	84	(36)
Net cash provided by operating activities	76	1,588

Cash flows from investing activities:
Purchase of investments	(3,436)	—
Purchase of property and equipment and intangible assets	(251)	(159)
Net cash used in investing activities	(3,687)	(159)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	18	20
Proceeds from the exercise of stock options	7	63
Repurchase of common stock	(299)	—
Repurchase of common stock upon vesting of restricted stock grants	(60)	—
Net cash (used in) provided by financing activities	(334)	83

Net (decrease) increase in cash and cash equivalents	(3,945)	1,512

Cash and cash equivalents at beginning of period	11,219	9,047

Cash and cash equivalents at end of period	$7,274	$10,559

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

          The consolidated balance sheet as of July 31, 2010, the consolidated statements of operations for the three and nine months ended July 31, 2010 and 2009, and consolidated statements of cash flows for the nine months ended July 31, 2010 and 2009, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2009 was derived from the audited consolidated financial statements as of that date. Operating results for the three and nine months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-K for the year ended October 31, 2009.

          Comprehensive income (loss) is a measure of all non-owner changes in shareholders’ equity and includes items such as net income (loss), certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. For the three and nine months ended July 31, 2010, comprehensive income (loss) for Angeion Corporation was $129,000 and ($1,256,000), respectively. For the three and nine months ended July 31, 2009, comprehensive loss for Angeion Corporation was equivalent to net loss as reported.

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

          The Company determined there were no events subsequent to July 31, 2010, that required recognition or disclosure in these consolidated financial statements.

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

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts and supplies was $2,059,000 and $2,022,000 at July 31, 2010 and October 31, 2009, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed. The amount of deferred installation and training revenue was $111,000 and $131,000 at July 31, 2010 and October 31, 2009, respectively.

          When a sales arrangement involves multiple deliverables, such as equipment, installation services and training, the amount of the consideration from the sale is allocated to each respective element based on the residual method and is recognized as revenue when revenue recognition criteria for each element is met. Consideration allocated to delivered equipment is equal to the total arrangement consideration less the fair value of installation and training. The fair value of installation and training services is based on specific objective evidence, including third-party invoices.

          No customer accounted for more than 10% of revenues for either the three or nine months ended July 31, 2010 and 2009.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. At July 31, 2010, advance payments from customers aggregated $100,000, of which $53,000 was from a single customer, while at October 31, 2009, advance payments from customers aggregated $144,000, of which $81,000 was from a single customer. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

3.	Stock-Based Compensation and Stock Options

          The Angeion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and the Angeion Corporation 2002 Stock Option Plan (the “2002 Plan”) both provide that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than the fair market value of the stock at date of grant. Under the 2007 Plan, all options expire no later than seven years from the grant date while under the 2002 Plan all options expire no later than ten years from the grant date. Options under both plans are subject to various vesting schedules. In addition, the 2007 Plan allows the granting of restricted stock awards, stock appreciation rights and performance stock.

          Total share-based compensation expense included in the Company’s statement of operations for the three months ended July 31, 2010 and 2009 was $152,000 and $199,000, respectively and the nine months ended July 31, 2010 and 2009 was $576,000 and $564,000, respectively.

          Stock Options

          A summary of our option activity for the nine-month period ended July 31, 2010 and 2009 follows:

	For the nine months ended
	July 31, 2010		July 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	695,787	$6.13	730,953	$5.96
Exercised	(3,000)	2.00	(25,000)	2.53
Expired or cancelled	(48,380)	6.64	—	—
Outstanding at end of period	644,407	$6.11	705,953	$6.08

          On May 25, 2010, the shareholders of the Company approved an amendment to the 2007 Plan to increase by 100,000 the shares authorized for issuance under the Plan. The total shares authorized for issuance under the Plan is now increased to 750,000.

          The following table summarizes information concerning stock options outstanding as of July 31, 2010:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$2.00	8,650	3.19	8,650
2.53	62,000	4.38	62,000
5.08	84,000	4.65	84,000
5.16	41,418	5.08	15,596
5.66	80,000	4.80	60,002
6.23	76,500	3.06	76,500
6.60	71,122	3.91	68,743
7.08	6,667	4.67	6,667
7.79	74,500	3.19	74,500
7.81	1,334	4.27	1,334
7.86	138,216	4.25	95,053

Total	644,407	4.07	553,045

          There were no options exercised during the three months ended July 31, 2010 and 2009. The total intrinsic value of options exercised during the nine months ended July 31, 2010 and 2009 was $5,400 and $15,000, respectively. The total intrinsic value of options outstanding and exercisable at July 31, 2010 was $116,212, which was calculated using the closing stock price as of July 31, 2010 less the exercise price of in-the-money options. The Company issues new shares when stock options are exercised. Cash received from the exercise of stock options was $7,000 and $63,000 for the nine months ended July 31, 2010 and 2009, respectively and there was no related tax benefit realized due to the Company’s current tax loss position. Unrecognized compensation expense related to outstanding stock options as of July 31, 2010 was $214,000, is expected to be recognized over a weighted average period of 0.70 years, and will be adjusted for any future changes in estimated forfeitures.

          Valuation Assumptions

          The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company did not grant any options during the three and nine month periods ended July 31, 2010.

          Restricted Stock Awards

          On August 28, 2008 and June 3, 2009, the Board of Directors authorized the issuance of 74,667 and 180,668 restricted shares, respectively, of the Company’s common stock. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards was established by the market price on the date of grant. The restricted stock awards vest over a three-year period and are included in common stock issued as of the grant date. The Company did not grant any restricted stock awards during the three and nine month periods ended July 31, 2010.

          Unrecognized compensation expense related to outstanding restricted stock awards as of July 31, 2010 was $429,000. The Company expects to recognize this over a weighted average period of 1.62 years.

          The following table presents the statement of operations classification of pre-tax stock-based compensation expense recognized for the three and nine months ended July 31, 2010 and 2009:

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
Cost of revenues	$(6)	$14	$25	$40
Selling and marketing	44	49	132	135
General and administrative	93	124	352	353
Research and development	21	12	67	36
Stock-based compensation expense	$152	$199	$576	$564

          Employee Stock Purchase Plan

          The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Company increased the price at which common stock may be purchased to 95% of the market value effective January 1, 2007. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2009 and June 30, 2010, employees purchased 3,695 and 1,978 shares at a price of $2.80 and $3.65 per share, respectively. As of July 31, 2010, the Company has withheld approximately $3,000 from employees participating in the phase that began on July 1, 2010. At July 31, 2010, 54,677 shares of common stock were available for future purchase under the Stock Plan.

4.	Inventories

          Inventories consisted of the following at July 31, 2010 and October 31, 2009:

(In thousands)	2010	2009
Raw materials	$1,334	$1,602
Work-in-Process	196	163
Finished goods	2,531	2,606
	$4,061	$4,371

5.	Intangible Assets

          Intangible assets consisted of the following at July 31, 2010 and October 31, 2009:

(In thousands)	2010	2009
Intangible assets:
Developed technology	$6,910	$6,764
Trademarks (unamortized)	62	59
	$6,972	$6,823

Accumulated Amortization	(5,717)	(5,401)
	$1,255	$1,422

          The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from seven to ten years. Amortization expense was $315,000 and $546,000 for the nine months ended July 31, 2010 and 2009, respectively. Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of July 31, 2010 is as follows:

(In thousands)	Amortization
Three months ending October 31, 2010	$105
2011	421
2012	420
$946

          The above table does not include estimated amortization expense for patents and capitalized software of $247,000, included in developed technology, that are not yet placed in service. During the three months ended July 31, 2010, $101,000 of software development costs were capitalized as the project reached technological feasibility. Upon completion of this development project, the software is expected to be amortized over seven years.

6.	Warranty Reserve

          Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims if it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment. Warranty provisions and claims for the three and nine months ended July 31, 2010 and 2009 were as follows:

	Three months ended July 31,		Nine months ended July 31,
(In thousands)	2010	2009	2010	2009
Balance, beginning of period	$141	$158	$143	$157
Warranty provisions	56	59	174	179
Warranty claims	(62)	(64)	(182)	(183)
Balance, end of period	$135	$153	$135	$153

7.	Net Income (Loss) per Share

          Basic income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period. Diluted income (loss) per share is computed similarly to basic income (loss) per share except that in computing income per share the weighted average shares outstanding are increased to include additional shares issuable from the assumed exercise of stock options or warrants and vesting of restricted stock awards, if these events are dilutive. The number of additional shares is calculated by assuming that shares are issued from the exercise of outstanding stock options or warrants and the vesting of outstanding restricted share grants and that the cash proceeds from the exercise together with the assumed employment value represented by the unamortized stock-based compensation were used to reacquire shares of common stock at the average market price during the reporting period.

          The Company had options to purchase shares and unvested restricted stock awards outstanding at July 31, 2010 and 2009 for 778,623 and 961,288 shares of its common stock, respectively.

          Shares used in the income (loss) per share computations are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2010	2009	2010	2009
Weighted average common shares outstanding – basic	4,131	4,121	4,145	4,114
Dilutive effect of stock options and restricted stock awards	110	—	—	—
Weighted average common shares outstanding – diluted	4,241	4,121	4,145	4,114

          The dilutive effect of stock options in the above table excludes all options for which the exercise price was higher than the average market price for the period. For the three months ended July 31, 2010, a total of 593,313 stock options and restricted stock awards were excluded from the calculation. As a result of the net loss in the three months ended July 31, 2009 and the nine months ended July 31 of both 2010 and 2009, the outstanding stock options and unvested restricted stock shares were considered antidilutive and, therefore, were excluded from diluted loss per share of those periods.

8.	Income Taxes

          The Company has recorded a provision for taxes from operations of $8,000 and $9,000 for the three months ended July 31, 2010 and 2009, respectively. For the nine months ended July 31, 2010 and 2009, the provision for taxes from operations was $24,000 and $22,000, respectively.

          The Company adopted the provisions of ASC 740-10, Income Taxes Related to Accounting For Uncertainties in Income Taxes, on November 1, 2007. At October 31, 2009, the reserve was $35,200 and has not changed during the first three quarters of fiscal 2010. The entire amount of the reserve related to uncertainties regarding income tax nexus with various states in which the Company operates. Included in the reserve is $10,300 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

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

          The Company files a consolidated federal income tax return in the United States Federal jurisdiction and files various combined and separate tax returns in several state and local jurisdictions. For United States federal tax, the Company is no longer subject to examinations by the authorities for fiscal years ending prior to November 1, 2009. With limited exceptions, the Company is no longer subject to state and local tax examinations by tax authorities for fiscal years ending prior to November 1, 2005. There is no statute of limitations for assessments related to jurisdictions where the Company may have a nexus but has chosen not to file an income tax return.

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

          The Company has recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future. Although this determination was made in a prior fiscal year, it is still applicable as of July 31, 2010, and the Company will continue to assess the need for a full valuation allowance in future quarters. Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $0.8 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

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

          During fiscal 2010, Angeion strengthened its marketing and sales team by adding a new experienced professional with a background in the medical device market. Angeion has also established an online web store to offer MedGraphics and New Leaf products over the internet.

          Total revenues for the third quarter of 2010 were $7.1 million, an increase of 14.3% from $6.2 million in 2009. Operating expenses for the third quarter of 2010 were $4.0 million, an increase of 11.9% from the same period in 2009. Net income for the three months ended July 31, 2010 was $126,000, or $0.03 per basic and diluted share, compared to a net (loss) of ($173,000), or ($0.04) per basic and diluted share, for the same period in 2009.

          Total revenues for the nine months ended July 31, 2010 were $20.6 million, an increase of 9.1% from $18.9 million in 2009. Operating expenses for the nine months ended July 31, 2010 were $12.3 million, an increase of 11.7% from the same period in 2009. Net loss for the nine months ended July 31, 2010 was $1.3 million, or $0.30 per basic and diluted share, compared to a net loss of $1.0 million, or $0.25 per basic and diluted share, for the same period in 2009.

Results of Operations

          The following table contains selected information from the Company’s consolidated statements of operations, expressed as a percentage of revenues:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.2	45.6	46.3	47.0
Gross margin	57.8	54.4	53.7	53.0

Operating expenses:
Selling and marketing	27.6	27.1	28.2	27.0
General and administrative	16.0	15.7	16.0	16.6
Research and development	10.8	11.4	14.0	11.8
Amortization of intangibles	1.5	2.9	1.5	2.9
	55.9	57.1	59.7	58.3
Operating income (loss)	1.9	(2.7)	(6.0)	(5.3)
Interest income	0.0	0.1	0.0	0.0
Income (loss) before taxes	1.9	(2.6)	(6.0)	(5.3)
Provision for taxes	0.1	0.2	0.1	0.1
Net income (loss)	1.8%	(2.8%)	(6.1%)	(5.4%)

          The following paragraphs discuss the Company’s performance for the three and nine-month periods ending July 31, 2010 and 2009:

Revenue

          Total revenue for the three and nine months ended July 31, 2010, increased by 14.3% and 9.1%, respectively, compared to the same periods in 2009. Domestic revenue for the three months ended July 31, 2010 increased by 10.6% and international revenue increased by 28.0% from prior year period levels, with increases in international revenues primarily from the strong performance in Europe and Latin America regions. The increase in revenue of $1.7 million for the nine-month period ended July 31, 2010 was primarily due to international performance of Europe and Latin America.

Gross Margin

          Gross margin percentage for the three and nine months ended July 31, 2010 increased to 57.8% and 53.7% of revenue, respectively, compared to 54.4% and 53.0%, respectively, for the same periods in 2009. Gross margin percentage for the three-month period increased as a result of increased manufacturing efficiencies from the higher sales volume and right sizing activities earlier in the year, as well as higher gross margins on sales of MedGraphics CertifiedTM units, which were promoted in the quarter, and reduced provisions for obsolete inventory due to improved materials management. We expect that the effect of manufacturing efficiencies at the higher sales levels will continue in the fourth fiscal quarter, but expect sales of higher margin MedGraphics CertifiedTM product to be reduced in the fourth fiscal quarter due to the expected decrease in the number of units we are able to acquire, recondition and resell. The increase in gross margin percentage for the nine-month period was positively affected by the same factors as the third quarter.

Selling and Marketing

          Selling and marketing expenses increased to $2.0 million and $5.8 million for the three and nine months ended July 31, 2010, respectively, from $1.7 million and $5.1 million for the comparable periods of 2009. Expenses for the three and nine months ended July 31, 2010 increased from personnel additions by $84,000 and $247,000, respectively, and incentive programs by $133,000 and $319,000, respectively, as the Company increased sales volume and invested to improve its market position.

General and Administrative

          For the three months ended July 31, 2010, general and administrative expenses increased by $163,000, or 16.7%, compared to the same period in 2009, due primarily to $245,000 of one-time charges related to a financial executive transition, offset by $42,000 of reductions to management bonus incentives and stock-based compensation costs related primarily to this same financial executive transition.

          For the nine months ended July 31, 2010, general and administrative expenses remained flat compared to the same periods in 2009 when excluding the one- time charges from the third quarter, as noted above, offset by reduced consulting expenses of $51,000 compared to the prior period.

Research and Development

          Research and development expenses for the three and nine months ended July 31, 2010 were $0.8 and $2.9 million, respectively, compared to $0.7 and $2.2 million, respectively, for the same periods in 2009. Cost increases in the three months ended July 31, 2010 compared to the same period in 2009 were primarily for increased materials consumed in the development process. The Company is maintaining its commitment to research and development. In the three months ended July 31, 2010, the Company also capitalized $101,000 in its ongoing research and development project to migrate the software platform on which our MedGraphics products operate to next-generation technologies, as this project achieved “technological feasibility”. As we have discussed previously, while this spending affects our cash flow and to a lesser extent our bottom line, we believe these investments provide the foundation for a future product pipeline of new integrated patient care and consumer health programs that will deliver sustained growth. This project will be ongoing well into fiscal 2011 when we expect the benefits of this effort will become available for use in product offerings.

          For the nine months ended July 31, 2010, payroll, benefit costs and accrued incentives increased by $119,000 and project expenses increased $501,000 as part of the Company’s investment in the development of new product initiatives.

Amortization of Intangibles

          Amortization of developed technology was $105,000 and $315,000, respectively, for the three and nine months ended July 31, 2010, reduced from $182,000 and $546,000, respectively, for the comparable periods in 2009 as a portion of the Company’s developed technology was fully amortized as of October 31, 2009. We expect these costs to increase when capitalized projects in process are placed in service sometime in fiscal 2011.

Interest Income

          Interest income for the three and nine-month periods ended July 31, 2010 were reduced to negligible amounts and $6,000, respectively, compared to the same periods in 2009. This is partially related to the Company’s move to invest a portion of cash balances in short and medium term bank certificates of deposit and United State Treasury Bills to improve its interest return, while avoiding the investment risk of other forms of available investment instruments. These investments are carried at fair market value, with changes in value included as accumulated comprehensive income in the balance sheet, and reflected as interest income only at maturity. In addition, since the start of the latest economic recession, interest income and secure investment returns have decreased as a result of the significantly lower market interest rates.

Provision for Income Taxes

          The Company is required to present the provision for taxes as if it were fully taxable in accordance with Financial Accountings Standards Board (“FASB”) Accounting Standards Codification 852-740. In prior years, the Company utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards available. During the three and nine month periods ended July 31, 2010 and 2009, the Company did not use any tax benefits related to pre-emergence bankruptcy NOLs. See note 8 to the consolidated financial statements, “Income Taxes,” in this Form 10-Q for additional discussion of the accounting for income taxes.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly owned subsidiary, Medical Graphics Corporation.

          The Company had cash, cash equivalents and investments of $10.7 million and working capital of $13.5 million as of July 31, 2010. Working capital was $15.2 million at October 31, 2009 and the decrease to July 31, 2010 was principally a result of approximately $1.0 million investment in non-current investments, $300,000 in property and equipment additions and the repurchase of common stock of approximately $300,000.

          During the first three quarters of fiscal 2010, the Company reported a net loss of $1,259,000. However, cash flows from operating activities for the nine months were $76,000, primarily due to reductions in inventory of $327,000, increases of $151,000 in accounts payable, accrued employee compensation and other liabilities and the add-back of non-cash expenses totaling $1,160,000 for depreciation, amortization and stock-based compensation expense, offset by increases in accounts receivable of $319,000.

          For the nine months ended July 31, 2010, the Company used $251,000 in cash for the purchase of property and equipment and intangible assets and $3,436,000 to purchase investment grade debt instruments described above.

          The Company used cash in financing activities of $334,000 during the nine months ended July 31, 2010, which primarily consisted of the $299,000 used to repurchase Company shares under the Stock Repurchase Program begun in March 2010 and the $60,000 used to repurchase shares to cover taxes for vested restricted stock awards in the period, offset by proceeds from the exercise of stock options and the issuance of shares under the Employee Stock Purchase Plan. The Company amended its program after July 31, 2010 and now intends to repurchase up to $2,000,000 worth of its outstanding shares in the open market or in privately negotiated transactions, from time to time, as conditions allow, during the period ended April 30, 2011.

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

Forward Looking Statements.

          The discussion above contains forward-looking statements about Angeion’s future financial results and business prospects that by their nature involve substantial risks and uncertainties. You can identify these statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “plan,” “will,” “target,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans or prospects. Our actual results may differ materially depending on a variety of factors including: (1) national and worldwide economic and capital market conditions; (2) continuing cost-containment efforts in our hospital, clinics, and office market; (3) any changes in the pattern of medical reimbursement that may result from national health care reform; (4) our ability to complete our software development initiative and migrate our MedGraphics software platform to a next generation technology; (5) our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop; (6) our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers; (7) our ability to expand our worldwide international revenue through our distribution partners; (8) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products; (9) our ability to defend our existing intellectual property and to obtain protection for intellectual property we develop in the future; (10) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; and (11) our dependence on third-party vendors. Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the above discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including the Annual Report on Form 10-K for the year ended October 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4T. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

          Management, with the participation of the Company’s chief executive officer, Rodney A. Young, and interim chief financial officer, Larry R. Degen, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

          There have been no significant changes in internal control over financial reporting that occurred during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          In the three months ended July 31, 2010, the Company repurchased shares of its common stock, as follows.

Issuer Purchases of Equity Securities(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 1-31, 2010	18,732	$4.59	18,732
June 1-30, 2010(2)	29,654	$4.42	16,639
July 1-31, 2010	1,300	$4.04	1,300
Total	49,686	$4.48	36,671
Program to date		$4.56	65,249	$1,700,000

          (1)On March 16, 2010, the Company announced that its Board of Directors had authorized a stock repurchase program under which Angeion may repurchase up to $1,000,000 of common stock in the open market or in privately negotiated transactions, over a nine month period of time. On September 13, 2010, the Company announced that its Board of Directors had authorized an increase in the repurchase program authorizing Angeion to purchase up to $2,000,000 of common stock in the open market or in privately negotiated transactions during the period ended April 30, 2011.

          (2)In June 2010, Angeion purchased a total of 16,639 shares of common stock at an average price of $4.29 per share under its repurchase program.  In addition, during that month, Angeion withheld a total of 13,015 shares for the payment of taxes upon the vesting of 43,114 shares of restricted stock that were originally issued in June 2009 to employees.  The value of these shares on June 3, 2010 was $4.59 per share.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Reserved

Item 5. Other Information.

          None.

Item 6. Exhibits.

31.	Certifications pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

99.1	Press Release dated September 13, 2010 regarding Angeion repurchase program.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

September 14, 2010
	By:	/s/ Rodney A. Young
Rodney A. Young
President and Chief Executive Officer

September 14, 2010
	By:	/s/ Larry R. Degen
Larry R. Degen
Interim Chief Financial Officer