Form 10-K
period 2010-10-31
ANGEION CORP/MN
filed 2011-01-31
CIK 815093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended October 31, 2010.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________to ___________.

Commission File Number 001-13543

ANGEION CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1579150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

350 Oak Grove Parkway, Saint Paul, Minnesota 55127-8599
(Address of principal executive offices)

Registrant’s telephone number, including area code: (651) 484-4874

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 Par Value	Securities registered pursuant to Section 12(g) of the Act: None

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
          Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
          Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one)
     Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☐       Smaller Reporting Company ☒

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $16,544,000 as of the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $4.83 per share.

As of January 15, 2011, the Company had outstanding 3,755,226 shares of Common Stock, $0.10 par value.

PART I

Item 1.          Business.

          Unless the context requires otherwise, references in this Form 10-K to “Angeion” or the “Company” means Angeion Corporation, while references to “Medical Graphics” refer to Medical Graphics Corporation, a wholly-owned subsidiary of Angeion. Angeion and Medical Graphics are collectively referred to as the “Company.”

Overview

          The Company is a medical device manufacturer with revenues of $29.0 million for the year ended October 31, 2010. Domestic product sales and service revenue accounted for 78.0% of fiscal 2010 revenue while international product sales accounted for the remaining 22.0%. The Company, through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names. These cardiorespiratory diagnostic systems have a wide range of applications in healthcare, wellness, and health and fitness. Revenue consists of equipment and supply sales as well as service revenue. Equipment and supply sales reflect sales of non-invasive cardiorespiratory diagnostic equipment and aftermarket sales of peripherals and supplies. Service revenue consists of revenue from extended service contracts, non-warranty service visits and additional training.

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

          Healthcare professionals use these cardiorespiratory diagnostic systems to assess the cause and degree of severity for shortness of breath and lung diseases such as asthma, emphysema, or Chronic Obstructive Pulmonary Disease (“COPD”), and to manage related treatment. Through breath-by-breath analysis, some of the Company’s cardiorespiratory diagnostic systems measure disability as well as fitness or conditioning levels to help physicians diagnose and treat heart diseases such as heart failure and coronary disease. The Company also sells its cardiorespiratory diagnostic systems and services to clinical research customers for use in conducting drug and device clinical trial studies both in the United States and internationally. Other health professionals use the Company’s cardiorespiratory diagnostic systems to measure calorie consumption and to prescribe safe and effective exercise in rehabilitation, weight management, general fitness, and athletic performance. All of these applications are accomplished by measuring air flow and the concentrations of inhaled and exhaled gases such as oxygen and carbon dioxide while a person is at rest, or exercising on a bike or treadmill. This same assessment of gases and air flow is used to determine nutritional requirements of critically-ill patients in a hospital or to design a weight-loss program for health club members wishing to assess the number of calories they should consume and burn daily.

          Primary MedGraphics brand products include pulmonary function (“PFT”) and cardiopulmonary gas exchange (“GX”) testing systems. All MedGraphics systems are designed to be simple and easy-to-use while at the same time provide the flexibility to address the specific needs of hospitals, clinics and physician offices. MedGraphics’ products, except for some original equipment manufacturer (“OEM”) products, are generally sold with a personal computer, full color monitor, printer and other peripherals. In recent years these systems include internet-based technologies that offer remote processing application and communications.

          The Company also sells some of its cardiorespiratory diagnostic systems together with other consumable products under the New Leaf brand to consumers through health and fitness clubs, personal trainers, employer corporations, weight loss centers and other retail outlets. These fitness products provide the consumer with a personalized exercise plan based on an assessment of the individual’s level of fitness and metabolism. The assessment is performed at a health club or personal training studio equipped with one of the Company’s VO2 assessment systems. A New Leaf assessment will measure the metabolism of an individual who is exercising and correlate that metabolism to the individual’s heart rate. The participating consumer must purchase an assessment package containing the single user materials required for the VO2 assessment and may also purchase a heart rate monitor to help that consumer exercise at the correct intensity level to achieve the desired results for weight loss, general fitness improvement or athletic performance.

Seasonality

          The Company experiences some seasonality in its revenues, with the fourth quarter of its fiscal year traditionally being its strongest quarter. The Company experiences variability in the other three quarters due to a number of factors, including customer budget cycles, product introductions, Company sales incentive programs, general economic conditions and the timing of customer orders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Seasonality.”

Pulmonary Function Systems

          Health care professionals use assessment of pulmonary function to diagnose lung diseases such as asthma, emphysema and COPD and to manage treatment of their patients. Pulmonary function applications include screening asthma patients, pre-operative and post-operative assessment of heart and lung surgery patients, evaluating lung damage from occupational exposures and documenting responses to therapy.

          These pulmonary function systems fall into three major product categories: Spirometry, Complete Pulmonary Function and Body Plethysmography. These products are sold under the MedGraphics name.

Spirometry. Spirometry provides measurements of airflow, lung volume and elastic/mechanical properties. The CPF S/D spirometer is comprised of a flow measurement module and a personal computer (“PC”). The spirometer can serve as a platform that can be upgraded to either a complete pulmonary function or cardiopulmonary exercise system.

Ultima PF. The Ultima PF Series is MedGraphics’ complete pulmonary function system. The Ultima PF is available as a desktop or cart-mounted module that performs spirometry, rapid, non-invasive measurement of an individual’s lung capacity, respiratory pressures and ability to transfer oxygen across the lungs into and out of the bloodstream.

Body Plethysmograph Systems. The Platinum Elite Series comprises MedGraphics’ body plethysmograph system. A body plethysmograph is an enclosed metal and clear acrylic chamber that provides a sensitive method for measuring chest wall movement. The patient sits inside the chamber and undergoes diagnostic pulmonary function tests. MedGraphics’ design Platinum Elite Series minimizes patient anxiety and discomfort while maximizing accuracy. The system’s design optimizes patient comfort with a clear-view acrylic enclosure and allows testing of a broad population including pediatric patients and individuals in wheelchairs.

The Platinum Elite Series is available in two primary configurations:

Platinum Elite DL. The Platinum Elite DL performs spirometry, measures the total volume of air in the lung and resistance to airflow in the airways of the person’s lungs. It also performs the diffusion test in the same manner as the Ultima PF, described below.

Platinum Elite DX. The Platinum Elite DX performs all the same tests as a Platinum Elite DL, and adds an additional lung volume measurement.

          All MedGraphics’ pulmonary function products use the patented preVent pneumotach, a disposable/cleanable flow sensor that eliminates concern over the transmission of infectious diseases. The preVent pneumotach gives all MedGraphics products the capability to perform spirometry testing to measure the flow rates, capacities and mechanical properties of the lung. MedGraphics’ pulmonary function products use a patented “expert system,” Pulmonary Consult, to aid physicians in the interpretation of test results.

          Applications of MedGraphics pulmonary function products include enabling the early detection of lung disease, evaluating the effect of medication, monitoring patients with chronic disease, diagnosing lung diseases (i.e. asthma, emphysema and COPD), managing treatment, assessing the surgical risk of lung transplant and lung reduction candidates and evaluating the impact of diseases such as neuromuscular disease on breathing.

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

          The Ultima CPX systems measure each breath using a patented breath-by-breath methodology and the same patented preVent pneumotach as the pulmonary function systems. MedGraphics’ cardiopulmonary exercise systems include an oxygen analyzer, a carbon dioxide analyzer and gas sampling and data reporting, including the Company’s Exercise Consult, a patented expert system to assist physicians evaluate the information obtained from cardiopulmonary exercise assessments.

          MedGraphics systems can also perform measurements of individuals at rest to determine nutritional requirements of critically-ill patients or individuals wishing to assess the number of calories burned per day, which is termed “energy expenditure.” This measurement is known as a “metabolic assessment” and is marketed by the Company as the Ultima CCM option. Configurations using both the CPX and PF applications are marketed as an Ultima PFX system.

          The Ultima Series is sold in the following different configurations:

Ultima CPX/D. This is a basic exercise testing system that measures an individual’s fitness level while exercising and measures the ability to perform work (functional capacity) or activities of daily living. The Ultima CPX/D can also be used in conjunction with other manufacturers’ stand-alone ECG systems. The electrocardiogram, which measures heart functions, is generally referred to as an ECG.

Ultima CardiO2. This configuration adds an integrated 12-lead electrocardiogram stress option.

Ultima CCM/D. This basic metabolic assessment system measures the nutritional requirements of a patient at rest and during mechanical ventilation in the critical care unit.

CPX Express. This portable, self-contained exercise assessment system measures the functional capacity of a patient at rest or during exercise.

CCM Express. This portable, self-contained metabolic assessment system measures the nutritional requirements of a patient at rest and during mechanical ventilation in the critical care unit.

VO2000. The VO2000 is a portable/ambulatory version that can transmit data via telemetry. In addition to uses for exercise and nutritional requirements, these portable and wearable products include assessment of work capacity in occupational medicine and physical therapy as well as field training of amateur and elite athletes during participation in their actual events. The reconfigured VO2000 technology platform is a key component of the Company’s New Leaf Active Metabolic Training System health and fitness product.

          Applications for the Ultima CPX, Ultima CCM, CPX Express, CCM Express and VO2000 exercise and metabolic systems include distinguishing between cardiovascular and pulmonary disease, screening for early signs of cardiac and pulmonary dysfunction, establishing exercise prescriptions and training programs and evaluating the efficacy of prescribed therapy and determining appropriate nutritional supports requirements. Customers include hospital cardiopulmonary laboratories, cardiology and pulmonary office-based clinics, critical care units, cardiac rehabilitation units, weight loss clinics, human performance laboratories and health clubs.

Cycle Ergometers and Treadmills

          The Company offers several models of exercise devices providing healthcare professionals and patients a tool for improved diagnosis and more successful outcomes in clinical rehabilitation and athletic training. A cycle ergometer is a specially-designed stationary exercise bicycle that can operate at a broad spectrum of resistance levels while a treadmill is a motorized walking/running surface that can operate at different inclines to produce a range of work levels. The Company sells cycle ergometers and treadmills that are used in diagnostic, rehabilitation, training and sports medicine applications. These ergometers and treadmills can be used and controlled by the Company’s cardiopulmonary exercise testing systems.

Electronic Medical Records Interfaces

          The Company offers BreezeConnect software, installation and support for communications interfaces between the Company’s products and the new electronic medical records systems that are being developed and placed into use in hospital and clinical settings. These new electronic medical record systems are designed to facilitate more complete, rapid transmission of patient and test results between the core patient care and management systems and equipment. These patient and management systems are intended to improve the quality of care and reduce operating costs through improved accuracy, timeliness and efficiency of records management.

Competition

          The industry for companies selling cardiorespiratory diagnostic systems is competitive. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by Medical Graphics. The Company’s competitors include both large and small medical companies, some of which have greater financial and technical resources and broader product lines. CareFusion, nSpire Health, CosMed and Medisoft are the principal competitors for the Company’s MedGraphics branded products. The Company believes that the primary competitive factors in its markets are product features, customer service, price, quality, product performance, market reputation, breadth of product offerings and effectiveness of sales and marketing efforts. The Company believes its MedGraphics brand product quality, product performance, market reputation and customer service are true differentiators that will contribute to future growth.

          The Company’s New Leaf branded products for the health and fitness market have a few competitors, which include metabolic measurement systems (CosMed and Korr Medical). The Company believes that its proprietary technology, expert-designed exercise programs and its training and education service provide a notable and unique advantage in the weight loss, general fitness and athletic performance markets.

          The Company believes competition based on price will continue to be an important factor in customer purchasing patterns as a result of healthcare cost containment pressures in the health care industry. Price competition may exert downward pressure on prices the Company is able to charge for its products. We cannot ensure that we will be able to offset any downward price pressure through corresponding cost reductions. Any failure to offset this pressure could have an adverse effect on the Company’s business, results of operations or financial condition.

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

          Medical Graphics Quality Management System is certified to the requirements of ISO 13485:2003, Canadian Medical Device Regulations Part 1, and European Union Medical Device Directive Annex II regarding the Development and Production of Cardiorespiratory devices. See “Regulation by Foreign Governments” below for additional discussion of the Company’s ISO 13485:2003 certification.

Marketing and Distribution

          Medical Graphics markets its products in the United States through two direct sales forces that sell into hospitals, university-based medical centers, medical clinics and physician offices, and also into health and fitness clubs, weight loss clinics and personal training studios. The Company markets its products to a wide range of customers that use its non-invasive capabilities across a broad healthcare market continuum.

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

          Each domestic salesperson is responsible for a specific geographic area and is compensated with a base salary, expense reimbursement and a territory sales goal commission plan.

          Outside the United States, Medical Graphics markets its products through a network of independent distributors. During fiscal 2010, Medical Graphics used approximately 40 distributors to sell its products into 60 countries. These distributors typically carry a select inventory of MedGraphics and New Leaf products and sell those products in specific geographic areas, generally on an exclusive basis. International revenues accounted for 22.0% and 21.4% of total revenue for the years ended October 31, 2010 and 2009, respectively. All of the Company’s international sales are made on a United States dollar-denominated basis to distributors.

          International sales involve certain risks not ordinarily associated with domestic business including fluctuations in the purchasing power of local currencies, reliance on distributors and country-specific policies and procedures. The Company does not have direct exposure to currency exchange rates as all sales are dollar-denominated.

          Medical Graphics executes multiple sales and marketing strategies both domestically and internationally. The Company’s most successful sales and marketing tactics include product demonstrations that emphasize technological capabilities, breadth of services and unmatched customer service. In addition to onsite product demonstrations, the Company annually attends and hosts booth displays at various industry-specific conventions around the world. At these conventions, potential customers/clients have the ability to see and experience the unique features the products offer. Through these global conventions, the Company gains exposure to cardiologists, pulmonologists, respiratory therapists, allergy physicians, exercise physiologists, sports medicine professionals, personal trainers and exercise enthusiasts. Other Company marketing initiatives include educational seminars, print advertisements, direct mail campaigns and e-marketing campaigns through the (www.medgraphics.com) web site for MedGraphics branded products and (www.newleaffitness.com) for New Leaf branded products.

Research and Development

          In 2010, Medical Graphics continued to develop new products and implemented product improvements designed to enhance product reliability and improve margins. The Company’s research and development initiatives are targeted for hospitals, clinics and physician’s offices as well as the health and fitness club markets. An integral component of the Company’s future growth strategies includes developing and introducing additional new products.

          Research and development expenses were $3.6 million and $3.2 million for the years ended October 31, 2010 and 2009, respectively. Fiscal 2010 expenditures included a significant initiative to migrate the Company’s products’ operating software to a next-generation platform and access added functionality and flexibility provided by emerging software platforms and operating systems, providing the foundation for a future product pipeline of new integrated patient care and consumer health programs.

Intellectual Property

          Patents and trademarks are critical in the medical device industry. The Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs. The Company also relies upon trade secrets and proprietary know-how.

          The Company relies on a combination of patent, trademark and trade secret laws to establish proprietary rights in its products. Medical Graphics currently owns 27 United States patents and patents pending and is actively developing and obtaining additional patents. These patents cover the various aspects of Medical Graphics’ core technologies, including gas analysis, pressure and flow measurement, breath-by-breath assessment of gas exchange data analysis and expert system software. The Company employs various Medical Graphics patents in its New Leaf business model. In addition, Medical Graphics has a number of foreign patents with respect to technologies covered by its United States patents.

          Foreign patents generally expire 20 years after the date of original application, but vary from country to country. Medical Graphics intends to aggressively enforce its intellectual property rights and has successfully done so in the past. We cannot ensure, however, that these patents, or any patents that may be issued as a result of existing or future applications, will offer any degree of protection from competitors.

          United States patents filed on or after June 8, 1995 have a term of 20 years from the date on which the application for the patent was filed. Domestic patents in force on June 8, 1995 and patents issued on applications filed prior to June 8, 1995 automatically have a term that is the greater of the 20 years from the date of filing or 17 years from the patent grant.

          Medical Graphics also owns registered trademarks and has applied for other trademarks in the U.S. and certain foreign countries. Medical Graphics owns and actively enforces an array of related copyrights and trademarks. These include but are not limited to: MedGraphics, preVent, BreathPath, BreezeSuite, Ultima PF, Ultima CPX, Ultima CCM, Ultima CCM/D, Ultima PFX, Ultima PF/DX, Ultima CardiO2, Ultima PF/DX, CPX Express, CCM Express, Elite DX, Elite DL, Platinum Elite DX, Platinum Elite DL, CPF-S/D, CPX/D, CardioPerfect, VO2000, Pulmonary Consult, Exercise Consult, BreezeData, DirectConnect, BreezeConnect, MultiUser and various logos.

          Similarly, Medical Graphics owns registered New Leaf trademarks, service marks and copyrights and has applied for others including, but not limited to: New Leaf, ExerSmart, Personal Digital Coach, TRUcal, Active Metabolic Training, ENERGYSmart, eNewLeaf and various logos.

          Although patent and intellectual property disputes in the medical device area have often been settled through licensing agreements or similar arrangements, costs associated with these arrangements may be substantial, and we cannot ensure that necessary licenses would be available to the Company on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

          The Company seeks to protect its trade secrets and proprietary know-how, in part, through confidentiality agreements, non-compete agreements and assignment of invention provisions in agreements with employees, consultants and other parties, as well as through contractual exclusivity with certain suppliers. We cannot ensure, however, that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company’s trade secrets will not otherwise become known to or independently developed by competitors.

          The Company conducts ongoing evaluations of potential infringement of any proprietary rights of third parties by the products the Company intends to market. Regardless of the Company’s efforts to evaluate the potential infringement of any proprietary rights of third parties, however, we cannot ensure that such infringements do not exist or may not arise in the future. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to or licensed by the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others, and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject the Company to significant liabilities to third parties or could require the Company to seek licenses from third parties.

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

Class II Requirements

          Section 510(k) of the Act requires individuals or companies manufacturing medical devices intended for use with humans to file a notice with the FDA at least 90 days before introducing a product not exempted from notification requirements into the marketplace. The notice (a “510(k) Notification”) must state the class in which the device is classified and the action taken to comply with performance standards or pre-market approval that may be needed if the device is a Class II or Class III device, respectively. Under Section 510(k), a medical device can be marketed if the FDA determines that the device is substantially equivalent to similar devices marketed prior to May 28, 1976. In the past, Medical Graphics has filed notifications with the FDA of its intent to market its systems pursuant to Section 510(k) of the Amendments, the FDA subsequently cleared these systems for commercial sale and Medical Graphics is now marketing the devices under Section 510(k). The action of the FDA does not, however, constitute FDA approval of the Company’s products or pass upon their safety and effectiveness.

          In addition to the requirements described above, the Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices that they distribute commercially. The Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs, which require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing and quality control. In addition, these manufacturers are subject to inspection on a routine basis for compliance with the QSRs. The FDA’s Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported. The FDA has authority to inspect the Company’s facilities to ensure compliance with the Act and regulations thereunder. Failure to comply with these regulations could have a material adverse effect on the Company’s business, financial condition and results of operations. Medical Graphics is registered as a manufacturer with the FDA and successfully passed its most recent FDA audit in March 2008. Also, in December of 2009, the Company successfully passed an FDA audit assessing the data management and quality assurance for recent clinical research trials.

Regulation by Foreign Governments

          The Company’s products are also subject to regulation similar to that of the FDA in various foreign countries. ISO 13485:2003 certification indicates that a company’s development and manufacturing processes comply with standards for quality assurance and manufacturing process control. ISO 13485:2003 certification evidences compliance with the requirements that enable a company to meet the requirements of the Medical Device Directive 93/42/EEC Annex II and allow it to affix the “CE Mark” to its products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union (“EU”) countries. Since June 1998, medical devices cannot be sold in EU countries unless they display the CE Mark. Medical Graphics received ISO 13485:2003 certification for its development and manufacturing processes in 1998 and has passed annual surveillance and recertification audits since 1998. Medical Graphics has achieved CE certification for its primary cardiopulmonary testing products. We cannot ensure, however, that Medical Graphics will be able to obtain regulatory approvals or clearances for our products in foreign countries. In addition to compliance with ISO 13485:2003 certification, the Company’s products also meet Part I of the Medical Device Requirements for Canada and the Medical Device Directive 93/42/EEC Annex II.

Employees

          As of January 15, 2011, the Company had 119 full-time and 2 part-time employees. No employees are represented by a collective bargaining agreement and the Company has not experienced any work stoppage. Management believes that relations with its employees are good.

Cautionary Note Regarding Forward-looking Statements

          The discussions in this Form 10-K in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements about Angeion’s future financial results and business prospects that by their nature involve substantial risks and uncertainties. You can identify these statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “plan,” “will,” “target,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans or prospects. Our actual results may differ materially depending on a variety of factors including: (1) national and worldwide economic and capital market conditions; (2) continuing cost-containment efforts in our hospital, clinics, and office market; (3) any changes in the patterns of medical reimbursement that may result from national healthcare reform; (4) our ability to successfully operate our business, including successfully converting our increasing research and development expenditures into new and improved cardiorespiratory diagnostic products and services and selling these products and services under the MedGraphics and New Leaf brand names into existing and new markets; (5) our ability to complete our software development initiative and migrate our MedGraphics platform to a next generation technology; (6) our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop; (7) our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers; (8) our ability to expand our international revenue through our distribution partners and our Milan, Italy representative branch office; (9) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products; (10) our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future; (11) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; (12) our dependence on third-party vendors and (13) the ability of new members of our senior management to make a successful transition into their new roles and for all members of senior management to ultimately develop and implement a strategic plan. These and other factors are summarized below in this Form 10-K under “Risk Factors.”

Item 1A.          Risk Factors.

Our results are affected by changes in worldwide economic and capital markets conditions.

          We derived 22.0% and 21.4% revenues in 2010 and 2009, respectively, from outside the United States. Our business may be adversely affected by factors in the United States and other countries that are beyond our control, such as downturns in economic activity or labor conditions in a specific country or region.

Our success will depend on our ability to sell our MedGraphics cardiorespiratory products into our core hospital, clinics and physician office market.

          We sell our MedGraphics brand cardiorespiratory diagnostic systems and services to hospitals, clinics and physician offices. As a result of the disruptive and uncertain economic conditions that emerged in the second half of calendar 2008, continued in 2009 and 2010, and the related cost-containment measures initiated by many of our customers, we believe that a challenging environment for the sale of our MedGraphics products is likely to continue in fiscal 2011.

Healthcare policy changes, including national legislation to reform the U.S. healthcare system, may have a material adverse effect on our business.

          There have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control healthcare costs and, more generally, to reform the U.S. healthcare system. In March 2010, President Obama signed the Patient Protection and Affordable Care Act, which includes a 2.3% excise tax on all U.S. medical device sales beginning in 2013. In addition, there are many programs and requirements for which the details have not yet been fully established or the consequences not fully understood. These provisions may affect aspects of our business.

If we are unable to regain profitability in 2011 and beyond, our liquidity may be adversely affected.

          Although we were profitable in fiscal 2006 and 2007, we were unprofitable in fiscal 2008, 2009 and 2010 and had an accumulated deficit of $6.5 million as of October 31, 2010. While we believe that our existing cash and investments balance of $10.4 million at October 31, 2010 will be adequate to support operations for the next fiscal year or more, we must ultimately regain sustained profitability or obtain additional financing to be able to meet our future cash flow requirements, and we cannot ensure that we will be able to do so.

The financial soundness of our vendors could affect our business and results of operations.

          We rely on third party vendors for certain components used in our products. We purchase a number of significant components, such as capacitors, batteries and integrated circuits, from sole source suppliers. Although we attempt to maintain sufficient quantities of inventory of these components to minimize production delays or interruptions, we cannot ensure that we will find suitable alternatives at reasonable prices, if at all, or that any alternatives will remain available to us. Our inability to obtain acceptable components in a timely manner or find and maintain suitable replacement suppliers for components would have a material adverse effect on us, including our ability to manufacture our products. As a result of the disruptions in the financial markets and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, our vendors may experience cash flow concerns. As a result, vendors may increase their prices, reduce their output or change terms of sales. Any demands by vendors for different payment terms may adversely affect our earnings and cash flow.

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

Our future operations are dependent upon variables outside our control.

          Successful implementation of our business plan is dependent on the interaction of many variables, including the effects of changing industry conditions and new competition. While we believe that our business plan reflects reasonable judgments in assessing those risks, we cannot ensure that influences not foreseen by us will not adversely affect our ability to execute our business plan strategies. While we believe that our business plan projections are in line with achievable performance levels, we cannot ensure that we will be able to obtain, and sustain, projected sales revenue.

Our future success may be driven by our New Leaf Health and Fitness Products

          In addition to our core MedGraphics products, we sell cardiorespiratory diagnostic systems and consumable products under the New Leaf brand to consumers through health and fitness clubs, personal training studios, weight loss centers and other retail outlets. Our future success depends in part on our ability to increase revenues from our New Leaf products.

Protection of intellectual property is critical to our business.

          Patents and trademarks are critical in the medical device industry. We believe strongly in protecting our intellectual property and have a long history of obtaining patents, when available, in connection with our research and product development programs. We own a number of United States and foreign patents. We also own registered trademarks, and have applied for other trademarks in the United States and foreign countries. We cannot ensure that we will be granted patents and trademarks in the future, or that any patents and trademarks that we now hold or may be granted, or under which we have held license rights, will be valid or otherwise be of value to us. Even if our patents and trademarks are valid, others may be able to introduce non-infringing competitive products.

          Although patent and intellectual property disputes in the medical device area have often been settled through licensing agreements or similar arrangements, costs associated with these arrangements may be substantial, and we cannot ensure that necessary licenses would be available to us on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition and results of operations.

          We seek to protect our trade secrets and proprietary know-how, in part, through confidentiality agreements, non-compete agreements and assignment of invention provisions in agreements with employees, consultants and other parties, as well as through contractual exclusivity with certain suppliers. We cannot ensure that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

We are dependent upon our senior management and other key personnel.

          Our success depends largely on effective leadership from our senior management and other key personnel. Competition for qualified personnel with sufficient and relevant experience in the medical device industry is intense. Accordingly, the loss of the services of these individuals, or the inability to hire additional key individuals as required, could have a material adverse effect on us, including our current and future product development efforts. Early in fiscal 2011, we named a new Chief Executive Officer and during fiscal 2010, we terminated our Chief Financial Officer, and replaced him on an interim basis. To achieve future success, our senior management, including new members of management, must make a successful transition into their new roles and ultimately develop and implement a strategic plan.

Anti-Takeover provisions in Minnesota law may make a hostile takeover of our business more difficult.

          We are governed by the provisions of Sections 302A.671 and 302A.673 of the Minnesota Business Corporation Act. These anti-takeover provisions could potentially operate to deny shareholders the receipt of a premium on their common stock and may also have a depressive effect on the market price of our common stock. Section 302A.671 generally provides that the shares of a corporation acquired in a “control share acquisition” have no voting rights unless voting rights are approved by the shareholders in a prescribed manner. A “control share acquisition” is generally defined as an acquisition of beneficial ownership of shares that would, when added to all other shares beneficially owned by the acquiring person, entitle the acquiring person to have voting power of 20% or more in the election of directors. Section 302A.673 prohibits a public corporation from engaging in a “business combination” with an “interested shareholder” for a period of four years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. A “business combination” includes mergers, asset sales and other transactions. An “interested shareholder” is a person who is the beneficial owner of 10% or more of the corporation’s voting stock. Reference is made to the detailed terms of Sections 302A.671 and 302A.673 of the Minnesota Business Corporation Act. We have also entered into agreements with certain executive officers that provide for certain benefits upon a change of control. These agreements would make any sale of the Company more expensive to a third party.

Item 1B.          Unresolved Staff Comments.

          None.

Item 2.          Properties.

          The Company currently leases a 52,254 square foot building for our office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota. The building is also the location of the Company’s Medical Graphics subsidiary. The building lease for the Company’s present office and manufacturing space, by its terms, will expire on December 31, 2011. The Company also leases 1,390 square feet of office space in Milan, Italy with the lease agreement expiring in December 2012. Annual rental costs of both facilities will be approximately $322,000 per minimum lease payment schedule for the year ending October 31, 2011. Rent expense for the Company’s facilities was $333,000 and $339,000 for the years ended October 31, 2010 and 2009, respectively.

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

Item 4.          [Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “ANGN.” The following table sets forth high and low sales prices as reported by the Nasdaq Capital Market for each quarter of fiscal year 2010 and 2009.

Angeion Common Stock Prices
Fiscal Years	High	Low
2010
Fourth Quarter	4.68	3.61
Third Quarter	5.15	3.76
Second Quarter	4.99	3.55
First Quarter	4.09	3.15

2009
Fourth Quarter	$3.97	$2.80
Third Quarter	3.86	2.19
Second Quarter	3.14	2.00
First Quarter	4.18	2.45

          As of January 18, 2011, there were 324 shareholders of record who held the Company’s common stock. In addition, nominees held an additional 3,695,523 shares for approximately 1,000 shareholders holding shares in street name.

Dividends

          The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying any cash dividends in the future.

Equity Compensation Plan Information

          Under the Angeion Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of October 31, 2010, options for 800,000 shares had been granted, 464,850 shares had been issued upon exercise of options, 21,768 options had been forfeited and options to purchase 313,382 shares remained outstanding. In connection with the adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

          At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the Angeion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance under the 2007 Plan. At the 2008 Annual Meeting of Shareholders held on May 20, 2008, the shareholders approved an amendment to the 2007 Plan that increased the authorized shares of common stock for issuance by 300,000 shares. At the 2009 Annual Meeting of Shareholders held on June 3, 2009, the shareholders approved an amendment to the 2007 Plan that increased the authorized shares of common stock for issuance by 100,000 to a total of 650,000 shares. At the 2010 Annual Meeting of Shareholders held on May 25, 2010, the shareholders approved an amendment to the 2007 Plan that increased the authorized shares of common stock for issuance by 100,000 to a total of 750,000 shares. As of October 31, 2010, stock options for 287,191 shares were outstanding, 98,677 shares had been issued pursuant to fully vested restricted stock awards, 101,327 shares were subject to unvested restricted stock awards and 262,805 shares were available for future grant.

          The following table provides information as of October 31, 2010 with respect to the shares of the Company’s common stock that may be issued under its 2002 Plan and 2007 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	600,573	$6.12	262,805

Equity compensation plans not approved by security holders	—		—

Total	600,573		262,805

Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

          In the three months ended October 31, 2010, the Company repurchased shares of its common stock, as follows.

Issuer Purchases of Equity Securities(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1-31, 2010(2)	6,312	$4.22	—
September 1-30, 2010	99,600	$4.34	99,600
October 1-31, 2010	301,200	$4.29	301,200
Total in the quarter	407,112	$4.31	400,800
Program to date		$4.34	466,049	$0

          (1)On March 16, 2010, the Company announced that its Board of Directors had authorized a stock repurchase program under which the Company may repurchase up to $1,000,000 of common stock in the open market or in privately negotiated transactions, over a nine month period of time. On September 13, 2010, the Company announced that its Board of Directors had approved an increase in the repurchase program authorizing the Company to purchase up to $2,000,000 of common stock in the open market or in privately negotiated transactions during the period ended April 30, 2011. By October 31, 2010, the Company had completed the program and there is no authorization remaining to purchase additional shares.

          (2)In August 2010, the Company withheld a total of 6,312 shares for payment of taxes upon the vesting of 19,557 shares of restricted stock that were originally issued in August 2008 to employees. The value of these shares on August 28, 2010 was $4.22 per share.

Item 6.	Selected Financial Data

          In the table below, we have presented certain selected financial data as of and for each of the years in the five-year period ended October 31, 2010. The financial data has been derived from our audited consolidated financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(In thousands, except per share data)	Years Ended October 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenues	$29,041	$25,479	$30,011	$38,580	$33,651
Cost of revenues	13,250	12,217	14,557	19,106	17,016
Gross margin	15,791	13,262	15,454	19,474	16,635
Operating expenses:
Selling and marketing	8,067	6,964	8,646	10,107	8,148
General and administrative	4,514	3,996	4,390	4,220	3,209
Research and development	3,606	3,151	2,437	2,820	2,367
Amortization of intangibles	420	728	728	733	812
Total operating expenses	16,607	14,839	16,201	17,880	14,536

Operating income (loss)	(816)	(1,577)	(747)	1,594	2,099
Interest income	8	16	163	182	81

Income (loss) before taxes	(808)	(1,561)	(584)	1,776	2,180
Provision for taxes	41	32	102	719	914

Income (loss) from continuing operations, net of taxes	(849)	(1,593)	(686)	1,057	1,266

Gain from discontinued operations, net of taxes	—	—	—	—	171

Net income (loss)	$(849)	$(1,593)	$(686)	$1,057	$1,437

Weighted Average Common Shares Outstanding:
Basic	4,122	4,121	4,090	3,987	3,634
Incremental effect of options and warrants	—	—	—	366	118
Diluted	4,122	4,121	4,090	4,353	3,752

Net income (loss) per share - basic:
Continuing operations	$(0.21)	$(0.39)	$(0.17)	$0.27	$0.35
Discontinued operations	—	—	—	—	0.05
Net income (loss)	$(0.21)	$(0.39)	$(0.17)	$0.27	$0.40

Net income (loss) per share - diluted:
Continuing operations	$(0.21)	$(0.39)	$(0.17)	$0.24	$0.34
Discontinued operations	—	—	—	—	0.04
Net income (loss)	$(0.21)	$(0.39)	$(0.17)	$0.24	$0.38

	As of October 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$6,943	$11,219	$9,047	$6,908	$4,069
Investments, short term and noncurrent	3,443	—	—	—	—
Working capital	12,681	15,152	15,028	14,154	10,204
Total assets	21,381	22,463	22,965	24,533	21,753
Total current liabilities	6,171	5,191	4,900	6,361	6,686
Total liabilities	7,044	5,909	5,689	7,104	7,443
Total shareholders’ equity	14,337	16,554	17,276	17,429	14,310
Common shares outstanding at year end	3,747	4,150	4,092	4,088	3,792

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          The Company is a medical device manufacturer with revenues of $29.0 million for the year ended October 31, 2010. Domestic product sales and service revenue accounted for 78.0% of fiscal 2010 revenue while international product sales accounted for the remaining 22.0%.

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

Seasonality

          The Company experiences some seasonality in its revenues, with the fourth quarter of its fiscal year traditionally being its strongest quarter. The Company experiences variability in the other three quarters due to a number of factors, including customer budget cycles, product introductions, Company sales incentive programs, general economic conditions and the timing of customer orders.

          In fiscal 2007 and 2008, the Company generated revenues of $38.6 and $30.0 million, respectively, in part as a result of significant sales to a single clinical research customer, which phased out in fiscal 2008. In fiscal 2009, the Company’s revenues fell to $25.5 million due to the decline in general economic conditions. Revenues increased to $29.0 million in fiscal 2010 with substantially all the growth in the third and fourth quarter of the fiscal year.

          Although the Company currently expects revenues in fiscal 2011 to increase over fiscal 2010 revenues, the Company expects the quarter-over-quarter rate of increase to be uneven during the fiscal year, due to seasonality and the other factors listed above.

Recent Key Product Developments:

•

During the second quarter of fiscal 2010, the Company launched an enhanced and updated Ultima CardiO2 complete metabolic stress testing system and BreezeSuite 7 software platform as it continues to update product lines to react to perceived customer needs and market requirements.

•

In the third quarter of fiscal 2010, the Company launched its new TRUcal resting metabolic rate system within its New Leaf product line to support its goal of promoting products and services that promote a healthy lifestyle.

•

In the fourth quarter of fiscal 2010, the Company introduced BreezeConnect, a software interface within its MedGraphics product line, using Data Innovations’ Instrument Manager, to provide connectivity between MedGraphics cardiorespiratory diagnostic systems and a hospital’s electronic medical records. The Company expects BreezeConnect will provide clinicians the ability to improve workflow, reduce department costs, increase productivity and meet “meaningful use” criteria that could qualify their facility for government grant money.

          Revenue for fiscal 2010 increased by 14.0% to $29.0 million compared to $25.5 million in 2009 while operating expense for fiscal 2010 was $16.6 million, an increase of 11.9% from $14.8 million in 2009. Fiscal 2010 net loss was $0.8 million, or $0.21 per diluted share, compared to fiscal 2009 net loss of $1.6 million, or $0.39 per diluted share. Fiscal 2010 revenue increases came largely from improved domestic and international medical product shipments, which were up $2.1 million, or 14.3%, and $1.0 million, or 19.9%, respectively. Particularly strong in this period were domestic and international shipments of high-value plethysmographs, coupled with successful promotions related to the Company’s Ultima product line and certified systems.

          During the first half of fiscal 2009, the Company terminated the employment of 9 employees to allow better management of operating expense and, as a result, recorded severance charges of $58,000. The Company estimates these actions decreased operating expenses for fiscal 2010 by $300,000.

          The following table contains selected information from our historical consolidated statements of operations, expressed as a percentage of revenue:

	2010	2009

Revenues	100.0%	100.0%
Cost of revenues	45.6	47.9
Gross margin	54.4	52.1

Selling and marketing expenses	27.8	27.3
General and administrative expenses	15.5	15.7
Research and development expenses	12.4	12.4
Amortization of intangibles	1.5	2.9
Total operating expenses	57.2	58.3
Operating loss	(2.8)	(6.2)
Interest income	0.0	0.0
Provision for taxes	0.1	0.1
Net loss	(2.9%)	(6.3%)

          The following paragraphs discuss the Company’s performance for fiscal years ended October 31, 2010 and 2009.

Revenues

          Fiscal 2010 total revenues increased 14.0% to $29.0 million compared to $25.5 million in fiscal 2009. Domestic product revenues increased by 15.8% to $19.1 million in 2010 compared to 2009 revenues of $16.7 million. International product revenue increased 17.2% to $6.4 million in 2010 compared to $5.5 million in 2009. Service revenues increased 6.5% to $3.5 million in 2010 compared to $3.3 million in 2009. The Company continued to face challenges in fiscal 2010 from the adverse effects of the worldwide economic downturn’s impact on capital spending by hospitals and clinics, with some easing evident in the latter portion of the year. The Company anticipates modest continuing annual revenue growth going forward, within historic seasonal quarterly revenue patterns as represented by fiscal 2010 quarterly revenues. This expectation relies on improved general and healthcare industry conditions and specific sales and marketing targeted spending.

Gross Margin

          Gross margin percentage for 2010 increased to 54.4% of revenues compared to 52.1% in fiscal 2009. The Company’s 2010 margins increased due to higher margin service revenues in terms of total dollars, but more importantly by the higher production volumes, driven by domestic sales, which caused the fixed costs, reduced by severed staff expenses, to be spread over more units, particularly in the seasonally higher fourth quarter period.

Selling and Marketing

          Selling and marketing expenses for fiscal 2010 increased by 15.8% to $8.1 million compared to $7.0 million for fiscal 2009. Selling and marketing expenses increased for fiscal 2010 related primarily to sales-based incentive programs, which increased by $597,000 in fiscal 2010 compared to 2009. In addition, the Company added personnel in the marketing area and New Leaf selling organization, with increases totaling $247,000. Additional increases of $179,000 for fiscal 2010 compared to 2009, resulted from general management incentive programs. Spending is expected to continue in this range with some increases planned to develop core marketing capabilities.

General and Administrative

          General and administrative expenses for 2010 increased by 13.0%, or $518,000, to $4.5 million compared to $4.0 million in 2009. Costs associated with payroll and benefits decreased by $69,000 in fiscal 2010 compared to 2009 as a result of a head count reduction following an officer termination in the second half of the 2010 fiscal year. Costs totaling $450,000 were incurred in the last half of the year in relation to that severance and the expenses related to the August 2010 filing of a Schedule 13D by a shareholder, subsequent negotiations, and the September 1, 2010 reconstitution of the Company’s Board of Directors. This total is net of the $43,000 decrease in stock-based compensation for forfeiture which results from the officer and board member separations. Additional increases of $120,000 for fiscal 2010 compared to 2009 resulted from general management incentive programs. We expect fiscal 2011 spending in similar ranges, excluding one-time effects such as those described above, but fiscal 2011 first quarter results will include a one-time charge of $418,000 for separation costs related to the Mutual Separation and Termination agreement reached with our former Chief Executive Officer early in fiscal 2011.

Research and Development

          Research and development expenses for 2010 increased by 14.4%, or $455,000, to $3.6 million compared to the same period in 2009. Project related costs increased by $284,000 in 2010 compared to the same period in 2009 as the Company expanded its investment in new product development. These were offset by reduced personnel costs of $75,000, following the right-sizing activities early in the year. The increased product development costs relate primarily to an ongoing research and development project to migrate the operating software used in our MedGraphics and New Leaf products to a next-generation platform. Additional increases of $103,000 for fiscal 2010 compared to 2009 resulted from general management incentive programs.

Amortization of Intangibles

          Amortization of developed technology was $420,000 for the year ended October 31, 2010, which was reduced by $308,000 compared to fiscal 2009 as some technologies recorded in the fresh-start accounting at fair value in 2002 had been fully amortized by October 31, 2009.

Interest Income

          Interest income for the year ended October 31, 2010 decreased to $8,000 from $16,000 in 2009. The decrease in interest income is principally due to the continuation of significantly lower market interest rates since the Company has moved its invested cash and cash equivalents into investments where the main goal is preservation of capital. The Company is exploring alternatives to increase its interest income while maintaining the highest degree of safety in its investments.

Provision for Taxes

          The Company is required to present the provision for taxes as if it were fully taxable in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 852-740. In prior years, the Company utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable although it is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards. Due to its loss before taxes in fiscal years 2010 and 2009, the Company did not use any net benefits related to these NOLs. See note 12 to the consolidated financial statements, “Income Taxes,” in this Form 10-K for additional discussion of the accounting for income taxes and the use of pre-emergence bankruptcy NOLs.

          The Company recorded $41,000 of income tax expense for the fiscal year ended October 31, 2010 compared to $32,000 of income tax expense for the fiscal year ended October 31, 2009. The income tax expense for October 31, 2009 related entirely to state income tax expense and minimum fees. The income tax expense for the current year includes federal tax expense of approximately $5,000 related to a prior year IRS exam settlement, $4,000 for an increase in reserve for uncertain tax positions and $32,000 related to current year state income tax expense and minimum fees.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly-owned subsidiary, Medical Graphics Corporation.

          The Company had cash, cash equivalents and investments of $10.4 million and working capital of $12.7 million as of October 31, 2010. During 2010, the Company generated $1.7 million in cash from operating activities, with $577,000 produced before changes in working capital items. An increase in 2010 year end accounts receivable of $701,000 reduced operating cash flow due to the year-over-year fourth fiscal quarter revenue increase of over 28%. Days sales outstanding (“DSO”), which measures how quickly receivables are collected, decreased by 1 day to 48 days from 2009 to 2010, improving cash flow. Cash flow also improved due to a decrease in inventory levels of $757,000 as the Company’s purchasing and manufacturing operations improved its performance reducing days of inventory on hand from 130 in 2009 to 97 in 2010. The accounts payables balance also increased by $180,000, which positively affects cash flow, as the Company achieved extended payment terms with various vendors. Increased employee compensation accruals totaling $740,000 between 2010 and 2009 make up the majority of the remaining cash provided by operating activities.

          During 2010, the Company used $438,000 in cash in the purchase of property, equipment and intangible assets. The Company has no material commitments for capital expenditures for fiscal year 2011. In addition, the Company purchased $3,436,000, net of sales, of high grade investment securities, primarily United States Treasury instruments and fully insured bank certificates of deposit to produce modestly more interest income in this historically low interest rate environment. A small amount of cash was generated from financing activities in 2009 mostly related to the exercise of stock options.

          During 2010, the Board of Directors authorized and the Company completed the repurchase of 466,049 shares of common stock in market transactions costing $2,024,000 at an average cost of $4.34 per share. There is no authorization for additional purchases at October 31, 2010.

          The Company believes that its liquidity and capital resource needs for fiscal year 2011 will be met through its cash flows from operations and the current cash, cash equivalents and investments, if needed.

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

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts and supplies was $2,232,000 and $2,022,000 as of October 31, 2010 and 2009, respectively. Revenue from installation and training services provided to domestic customers is deferred until the service has been performed. The Company recognizes revenue related to installation and training if service is not performed within six months from equipment shipment date since the probability these services will be used by the customer after that time is remote based on continued analysis of historical information. The amount of deferred installation and training revenue was $125,000 and $131,000 at October 31, 2010 and 2009, respectively.

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

          Reserve for Inventory Obsolescence. We analyze the level of inventory on hand on a periodic basis in relation to estimated customer requirements to determine whether write-downs for excess, obsolete or slow-moving inventory are required. Any significant or unanticipated change in these factors could have a significant impact on the value of our inventories and on our reported operating results.

          Allowance for Doubtful Accounts. The Company establishes estimates of uncollectible accounts receivable. Management analyzes accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required. The allowance for doubtful accounts at October 31, 2010, decreased by $10,000 from the prior year end.

          Income Taxes. The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, Income Taxes. The Company recognizes deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. Each quarter, the Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income. The analysis to determine the amount of the valuation allowance is highly judgmental and requires weighing positive and negative evidence including historical and projected future taxable income and ongoing tax planning strategies. While the Company was profitable for nine consecutive quarters through October 31, 2007, this performance was largely driven by revenues generated from one large clinical research customer. That revenue ended in fiscal 2008 and the Company sustained a loss in each of fiscal 2008, 2009 and 2010.

          Although the Company was profitable in the second half of 2010, the Company believes it needs more consistent positive operating results before it can reduce the valuation allowance. Based upon management’s assessment of all available evidence, the Company determined that it is more likely than not as of October 31, 2010 that none of its deferred tax assets will be realized. Therefore, at October 31, 2010, a full valuation allowance of $6.8 million has been established against the net deferred tax asset. If the Company determines that it has become more likely than not that it will realize part of or all its deferred tax assets, the Company will be required to partially or fully reduce this valuation allowance. If the Company reduces the valuation allowance, it will allocate this reduction between pre- and post-bankruptcy deferred tax assets in the following manner:

• Under the application of FASB ASC 852-740, Reorganizations, as amended by FASB ASC 805, Business Combinations, when the Company reverses the valuation allowance relating to pre-emergence bankruptcy net operating loss and other deferred tax assets, it will record tax benefits as a reduction to income tax expense. In prior years, the tax benefit from the valuation allowance release would have been credited to intangibles and then to additional paid-in-capital.

• The valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would first affect earnings as a reduction in the provision for taxes and thereafter, the remaining $0.9 million would increase additional paid-in capital because these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

          Stock-Based Compensation. The Company calculates stock-based compensation expense for stock option and restricted stock awards on a straight-line basis over the vesting period of the underlying award. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value our stock option awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different in the future. We are required to estimate the expected term and forfeiture rate and only recognize expense for those shares we expect to vest. If the actual forfeiture rate is materially different from the estimate, share-based compensation expense could be significantly different from what we recorded in the current period.

          Impairment of Long-Lived Assets. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset. We measure recoverability of assets to be held and used by comparing the carrying value of an asset to future net cash flows we expect the asset to generate. If these assets are considered to be impaired, we recognize the impairment in the amount by which the carrying value of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. To date, the Company has determined that no impairment of long-lived assets exists.

Foreign Currency Exchange Risk

          All sales made by the Company’s Medical Graphics subsidiary are denominated in U.S. dollars. The Company does not currently and does not intend in the future to use derivative financial instruments for trading or hedging purposes.

          The Company’s foreign subsidiaries located in Germany are not operating currently and are being liquidated. Balances remaining with these subsidiaries are currently minimal and the corresponding exposure to foreign exchange rate fluctuations is likewise minimal.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

          Our financial instruments consist exclusively of investments in money market funds, United States Treasury instruments and fully insured bank certificates of deposit. The value of these funds will fluctuate based on increases or decreases in prevailing market rates. The Company estimated market risk as the potential decrease in value from a hypothetical 0.5% change in interest rates, which did not cause a material change in the quarter end carrying value. As a result, we do not believe the Company has material market risk exposure.

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
St. Paul, Minnesota

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of October 31, 2010.

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

          This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors
Angeion Corporation and Subsidiaries
St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of Angeion Corporation and Subsidiaries as of October 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angeion Corporation and Subsidiaries as of October 31, 2010 and 2009 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
January 28, 2011

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2010 and October 31, 2009
(In thousands, except share and per share data)

	October 31, 2010	October 31, 2009
Assets
Current assets:
Cash and cash equivalents	$6,943	$11,219
Short-term investments	2,721	—
Accounts receivable, net of allowance for doubtful accounts of $100 and $110, respectively	5,221	4,510
Inventories, net of obsolescence reserve of $599 and $645, respectively	3,697	4,371
Prepaid expenses and other current assets	270	243
Total current assets	18,852	20,343

Noncurrent investments	722	—
Property and equipment, net of accumulated depreciation of $3,649 and $3,305, respectively	528	698
Intangible assets, net	1,279	1,422
Total Assets	$21,381	$22,463

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,951	$1,771
Employee compensation	2,115	1,375
Deferred income	1,522	1,579
Warranty reserve	175	143
Other current liabilities and accrued expenses	408	323
Total current liabilities	6,171	5,191
Long-term liabilities:
Long-term deferred income and other	873	718
Total liabilities	7,044	5,909
Commitments and contingencies (Notes 11 and 17)	—	—
Shareholders’ equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 3,862,113 and 4,380,817 shares issued and 3,747,454 and 4,150,371 shares outstanding in 2010 and 2009, respectively	375	415
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	20,486	21,821
Accumulated deficit	(6,531)	(5,682)
Other comprehensive income	7	—
Total shareholders’ equity	14,337	16,554
Total Liabilities and Shareholders’ Equity	$21,381	$22,463

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended October 31,
	2010	2009
Revenues
Equipment and supply sales	$25,522	$22,173
Service revenue	3,519	3,306
	29,041	25,479
Cost of revenues
Cost of equipment and supplies	12,647	11,832
Cost of service revenue	603	385
	13,250	12,217
Gross margin	15,791	13,262

Operating expenses:
Selling and marketing	8,067	6,964
General and administrative	4,514	3,996
Research and development	3,606	3,151
Amortization of intangibles	420	728
	16,607	14,839

Operating loss	(816)	(1,577)
Interest income	8	16

Loss before income taxes	(808)	(1,561)
Provision for taxes	41	32
Net loss	$(849)	$(1,593)

Loss per share
Basic	$(0.21)	$(0.39)
Diluted	$(0.21)	$(0.39)

Weighted average common shares outstanding
Basic	4,122	4,121
Diluted	4,122	4,121

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended October 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(849)	$(1,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	350	410
Amortization	420	728
Stock-based compensation	712	790
Decrease in allowance for doubtful accounts	(10)	(173)
Increase (decrease) in inventory obsolescence reserve	(46)	48
Loss on disposal of equipment	—	13
Changes in operating assets and liabilities:
Accounts receivable	(701)	1,109
Inventories	757	724
Prepaid expenses and other current assets	(27)	49
Accounts payable	180	227
Employee compensation	740	87
Deferred income	64	(23)
Warranty reserve	32	(14)
Other current liabilities and accrued expenses	63	(57)
Net cash provided by operating activities	1,685	2,325

Cash Flows From Investing Activities:
Purchases of investments	(4,915)	—
Sales of investments	1,479	—
Purchases of property and equipment and intangible assets	(438)	(234)
Net cash used in investing activities	(3,874)	(234)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan	17	20
Proceeds from the exercise of stock options	6	88
Repurchase of common stock	(2,024)	—
Repurchase of common stock upon vesting of restricted stock awards	(86)	(27)
Net cash (used in) provided by financing activities	(2,087)	81

Net (decrease) increase in cash and cash equivalents	(4,276)	2,172
Cash and cash equivalents at beginning of year	11,219	9,047
Cash and cash equivalents at end of year	$6,943	$11,219

Cash paid for taxes	$37	$27

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Loss
Years Ended October 31, 2010 and 2009
(In thousands)

	Common stock		Additional paid-in capital		Other comprehensive income
	Number of shares	Par value		Accumulated deficit		Total

Balances at October 31, 2008	4,092	$409	$20,956	$(4,089)	$—	$17,276

Employee stock purchase plan	6	1	19	—	—	20
Exercise of stock options	35	4	84	—	—	88
Vesting of restricted stock awards	25	2	(2)	—	—	—
Repurchase of common stock upon vesting of restricted common shares	(8)	(1)	(26)	—	—	(27)
Stock-based compensation	—	—	790	—	—	790
Net loss	—	—	—	(1,593)	—	(1,593)

Balances at October 31, 2009	4,150	415	21,821	(5,682)	—	16,554

Employee stock purchase plan	6	1	16	—	—	17
Exercise of stock options	3	—	6	—	—	6
Vesting of restricted stock awards	74	7	(7)	—	—	—
Repurchase of common stock	(466)	(46)	(1,978)	—	—	(2,024)
Repurchase of common stock upon vesting of restricted common shares	(19)	(2)	(84)	—	—	(86)
Stock-based compensation	—	—	712	—	—	712
Net loss	—	—	—	(849)	—	(849)
Other comprehensive income	—	—	—	—	7	7
Comprehensive loss						(842)

Balances at October 31, 2010	3,748	$375	$20,486	$(6,531)	$7	$14,337

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

(1)	Description of Business

          The consolidated financial statements include the accounts of Angeion Corporation, its wholly-owned subsidiary, Medical Graphics Corporation and two inactive subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

          Angeion Corporation (the “Company”) through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names. These cardiorespiratory diagnostic systems have a wide range of applications in healthcare, wellness, and health and fitness.

          Revenue consists of equipment and supply sales and service revenues. Equipment and supply sales reflect sales of Medical Graphics’ non-invasive cardiorespiratory diagnostic systems, New Leaf health and fitness products, and aftermarket sales of peripherals and supplies. Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

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

          Cash and Cash Equivalents

          Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase. As of October 31, 2010 and 2009, cash equivalents consisted of investments in money market funds. The Company has determined that the fair value of the money market funds fall within Level 1 in the fair value hierarchy. The Company deposits its cash in high-credit-quality institutions. The balance, at times, may exceed federally insured limits.

          Marketable Securities

          Marketable securities generally consist of U.S. treasury bills, corporate securities, money market securities, bank certificates of deposit and U.S. government agency securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the accompanying consolidated balance sheet based on their effective maturity date. All marketable securities have maturities ranging from three to 24 months. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. See Note 4 “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities. The Company’s investment portfolio at October 31, 2010 did not include any auction-rate securities, “high-yield” sub-prime backed paper or other securities that are subject to significant market value declines or liquidity issues.

          Accounts Receivable

          We carry unsecured accounts receivable at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts. Credit terms can vary between customers due to many factors, but are generally 30 to 60 days. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition, credit history and current economic conditions. We write off accounts receivable when we deem them uncollectible and record recoveries of accounts receivable previously written off when we receive them. When accounts receivable are considered past due, we do not charge interest on the balance. As of October 31, 2010 and 2009, the allowance for doubtful accounts was $100,000 and $110,000, respectively.

          Inventories

          Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis.

          Property and Equipment

          Property and equipment acquired subsequent to October 31, 2002 are carried at cost. Upon the adoption of fresh-start accounting on October 31, 2002, the basis for property and equipment owned at that date was adjusted to reflect fair values of the assets. Equipment, computers and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred.

          Intangible Assets

          Definite-lived intangible assets consist of developed technology that is amortized on a straight-line basis over seven and ten years.

          Fair Value of Financial Instruments

          The carrying amount for cash and cash equivalents, short-term investments, accounts receivable, noncurrent investments, accounts payable and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The Company has no long-term debt.

          Advertising Expense

          Advertising is expensed as incurred and was $6,000 and $9,000 for the years ended October 31, 2010 and 2009, respectively.

          Income Taxes

          The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, Income Taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects these temporary differences to be recovered or settled. See note 12 to the consolidated financial statements, “Income Taxes,” for discussion of the Company’s valuation allowance.

          In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. For additional information, see note 12 to the consolidated financial statements, “Income Taxes.”

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

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts and supplies was $2,232,000 and $2,022,000 as of October 31, 2010 and 2009, respectively.

          Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $125,000 and $131,000 at October 31, 2010 and 2009, respectively.

          When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the sale consideration is allocated to each respective element based on the residual method and revenue is recognized when revenue recognition criteria for each element is met. Consideration allocated to delivered equipment is equal to the total arrangement consideration less the fair value of installation and training. The fair value of installation and training services is based on specific objective evidence, including third-party invoices.

          No customer accounted for more than 10% of revenue in the years ended October 31, 2010 and 2009.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. At October 31, 2010, advance payments from customers aggregated $16,000 and at October 31, 2009, advance payments from customers aggregated $144,000, of which $81,000 was from a single customer. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

          Research and Development Costs

          All research and development costs are charged to operations as incurred.

          Shipping and Handling Costs

          The Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of revenue.

          Net Income (Loss) per Share

          Basic income (loss) per share is computed by dividing net loss by the weighted average shares outstanding during the reporting period. Diluted income per share is computed similarly to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive, as well as the dilutive effect of any unvested restricted shares. Diluted loss per share does not include any of these dilutive effects in its calculation. The number of additional dilutive shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.

          Due to the net loss for the years ended October 31, 2010 and 2009, stock options and unvested restricted shares were not dilutive. Shares used in the loss per share computations for the years ended October 31, 2010 and 2009 are as follows:

(In thousands)	2010	2009
Weighted average common shares outstanding - basic	4,122	4,121
Dilutive effect of stock options and unvested restricted shares	—	—
Weighted average common shares outstanding - diluted	4,122	4,121

          Concentrations of Credit Risk

          Financial instruments that subject the Company to concentrations of credit risk consist principally of cash investments, short-term and noncurrent investments and accounts receivable. The Company invests cash in excess of current operating needs in accordance with its investment policy, which emphasizes principal preservation.

          Stock-Based Compensation

          The Company recognizes stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense straight-line over the requisite service period, which is generally the vesting period. Total stock-based compensation expense included in the Company’s statements of operations for the years ended October 31, 2010 and 2009 was $712,000 and $790,000, respectively. For additional information, see Note 9 to the consolidated financial statements, “Shareholders’ equity.”

          Impairment of Long-Lived Assets

          The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset. The Company measures the recoverability of assets to be held and used by comparing the carrying value of an asset to future net cash flows it expects to be generated by the asset. If the assets are considered to be impaired, the Company recognizes the impairment as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company reports assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. The Company has determined that no impairment of long-lived assets existed as of October 31, 2010.

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

          Treasury Stock

          The Company records share repurchases at cost. Under Minnesota law, there are no treasury shares.

          Comprehensive Loss

          Comprehensive loss consists of the Company’s net loss and unrealized holding gains or losses from short-term and noncurrent investments.

          Subsequent Events

          In preparing the accompanying consolidated financial statements, the Company evaluated material subsequent events requiring recognition or disclosures and determined no such events existed other than events described in Note 18 to the consolidated financial statements.

(3)	Short-term and Noncurrent Investments

          The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale marketable securities by major security type and class of security at October 31, 2010 is reflected in the following table. Unrealized holding gains and losses are included in accumulated other comprehensive income (loss) until realized.

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Fair Value
At October 31, 2010:
Short term:
U.S. Treasury bills	$1,996	$3	$1,999
Bank certificates of deposit	720	2	722
Total Short term	$2,716	$5	$2,721

Noncurrent:
Bank certificates of deposit	$720	$2	$722
Total noncurrent	$720	$2	$722

(4)	Fair Value Measurements

          A hierarchy for inputs used in measuring fair value is in place that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. The hierarchy is intended to maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that the most observable inputs be used when available. Three levels within the hierarchy may be used to measure fair value:

•	Level 1: Inputs are unadjusted quoted prices in active markets for identical assets and liabilities.

•

Level 2: Inputs include observable data points such as (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, and (iii) inputs (other than quoted prices) such as interest rates and yield curves that are directly or indirectly observable for the asset or liability.

•

Level 3: Inputs are generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect an entity’s own estimates of assumptions that market participants would use in pricing the asset or liability.

          The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy used to determine these fair values is as follows at October 31, 2010 and 2009:

		Fair Value Measurements Using
(In thousands)	Total Carrying Value at October 31	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of October 31, 2010:
Money market funds (included in cash and cash equivalents)	$6,199	$6,199	$—	$—
Available-for-sale securities	3,443	—	3,443	—
Assets as of October 31, 2009:
Money market funds (included in cash and cash equivalents)	9,623	9,623	—	—

Available-for-sale securities in the preceding table are classified as either short-term or noncurrent investments in the accompanying consolidated balance sheets. Available-for-sale securities are carried at fair value based on significant observable inputs other than quoted market prices. These inputs may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data. The Company’s noncurrent investments include three $241,000 of certificates of deposits, which individually mature November 2011, May 2012 and June 2012. There are no unrealized losses for either short-term or noncurrent investments at October 31, 2010.

(5)	Inventories

Inventories consisted of the following at October 31, 2010 and 2009:

(In thousands)	2010	2009
Raw materials	$977	$1,602
Work-in-Process	233	163
Finished goods	2,487	2,606
	$3,697	$4,371

(6)	Property and Equipment

Property and equipment consisted of the following at October 31, 2010 and 2009:

(In thousands)	2010	2009
Furniture and fixtures	$2,357	$2,233
Equipment	1,098	1,049
Leasehold improvements	722	721
	4,177	4,003
Less: accumulated depreciation	(3,649)	(3,305)
	$528	$698

          Depreciation expense for the years ended October 31, 2010 and 2009 was $350,000 and $410,000, respectively.

(7)	Intangible Assets

Intangible assets consisted of the following at October 31, 2010 and 2009:

(In thousands)	2010	2009
Intangible assets:
Developed technology	$6,820	$6,764
Trademarks (unamortized)	62	59
Capitalized software in progress	219	—
	7,101	6,823
Amortization – developed technology	(5,822)	(5,401)
	$1,279	$1,422

          Gross intangible assets increased over the prior year end values by $278,000 and $48,000 for the years ended October 31, 2010 and 2009, respectively. These increases consisted of $3,000 and $6,000 classified as trademarks, $56,000 and $42,000 related to patents, and $219,000 and $0 of capitalized software in progress, respectively.

          The intangible assets related to developed technology are being amortized using the straight-line method over the estimated useful lives of the assets, which range from seven to ten years. Amortization expense was $420,000 and $728,000 for the years ended October 31, 2010 and 2009, respectively.

          Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of October 31, 2010 is as follows:

(In thousands)	Amortization
2011	$421
2012	420
$841

          The above table does not include estimated amortization expense for patents of $62,000, included in developed technology, that are not yet placed in service.

          Certain internal and external costs related to the acquisition and development within our software development initiative producing software for sale are capitalized within intangible assets during the application development stages of the project as capitalized software in progress. The current project is primarily in the development stage as of October 31, 2010 and no amortization has been recorded.

(8)	Warranty Reserve

          Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment subject to warranty, adjusted for the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on the type of equipment.

          Warranty provisions and claims for the years ended October 31, 2010 and 2009 were as follows:

(In thousands)	2010	2009
Balance, beginning of year	$143	$157
Warranty provisions	279	238
Warranty claims	(247)	(252)
Balance, end of year	$175	$143

(9)	Shareholders’ Equity

Stock Options and Restricted Stock Awards

          Under the Angeion Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of October 31, 2010, options for 800,000 shares had been granted, 464,850 shares had been issued upon exercise of options, 21,768 options were forfeited and options to purchase 313,382 shares remained outstanding. In connection with the adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

          At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the Angeion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance under the 2007 Plan. At the 2008 Annual Meeting of Shareholders held on May 20, 2008, the shareholders approved an amendment to the 2007 Plan that increased the authorized shares of common stock for issuance by 300,000 shares. At the 2009 Annual Meeting of Shareholders held on June 3, 2009, the shareholders approved an amendment to the 2007 Plan that increased the authorized shares of common stock for issuance by 100,000 to a total of 650,000 shares. At the 2010 Annual Meeting of Shareholders held on May 25, 2010, the shareholders approved an amendment to the 2007 Plan that increased the authorized shares of common stock for issuance by 100,000 to a total of 750,000 shares. As of October 31, 2010, stock options for 287,191 shares were outstanding, 98,677 shares had been issued pursuant to fully vested restricted stock awards, 101,327 shares were subject to unvested restricted stock awards and 262,805 shares were available for future grant.

          The 2007 Plan and 2002 Plan both provide that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than the fair market value of the stock at date of grant. Under the 2007 Plan, all options expire no later than seven years from the grant date, while under the 2002 Plan, all options expire no later than ten years from the grant date. Options under both plans are subject to various vesting schedules. In addition, the 2007 Plan allows the granting of restricted stock awards, stock appreciation rights and performance stock.

          Stock Options

	For the year ended
	October 31, 2010		October 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	695,787	$6.13	730,953	$5.96
Granted	500	4.08	—	—
Exercised	(3,000)	2.00	(35,000)	2.53
Expired or cancelled	(92,714)	6.31	(166)	5.16
Outstanding at end of year	600,573	$6.12	695,787	$6.13

          The following table summarizes information concerning stock options outstanding as of October 31, 2010:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise	Weighted Average Remaining Contractual Life Exercisable
$2.00	8,650	2.93	8,650	2.93
2.53	62,000	4.13	62,000	4.13
4.08	500	6.76	—	—
5.08	84,000	4.40	84,000	4.40
5.16	39,084	4.82	26,510	4.82
5.66	46,668	4.55	40,002	4.55
6.23	76,500	2.80	76,500	2.80
6.60	71,065	3.66	71,065	3.66
7.79	74,500	2.93	74,500	2.93
7.86	137,606	4.00	137,606	4.00
Total	600,573	3.83	580,833	3.83

          The total intrinsic value of options exercised during the year ended October 31, 2010 was $5,000. The total intrinsic value of options outstanding and exercisable at October 31, 2010 was $125,000, which was calculated using the closing stock price at the end of the fiscal year less the option price of in-the-money options. The Company issues new shares when stock options are exercised. The Company received $6,000 and $88,000 of cash from the exercise of stock options for the years ended October 31, 2010 and 2009, respectively. Unrecognized compensation expense related to outstanding stock options as of October 31, 2010 was $106,000 and is expected to be recognized over a weighted average period of 0.73 years.

          Valuation Assumptions

          The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. Stock options for 500 shares were granted in the year ended October 31, 2010. No stock options were granted in the year ended October 31, 2009.

          The expense recognized for options granted under the 2002 Plan and 2007 Plan is equal to the fair value of stock options as of the grant date. The following table presents the range of the weighted average fair value of options granted to directors and employees and the related assumptions used in the Black-Scholes model for stock option grants made during the year ended October 31, 2010:

2010
Range of fair value of options granted	$2.47
Assumptions used:
Expected life (years) (a)	4.50
Risk free interest rate (b)	1.64%
Volatility (c)	77.6%
Dividend yield (d)	0.00%

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

d)	Dividend yield: The dividend yield rate is not considered in the model, as the Company has traditionally not paid any cash dividends on its common stock.

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

          A summary of the Company’s restricted stock activity for the years ended October 31, 2010 and 2009 is presented in the following table:

	For the year ended
	October 31, 2010		October 31, 2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	230,444	$3.17	74,667	$5.16
Granted	—	—	180,668	2.62
Vested	(73,786)	4.33	(24,891)	5.16
Forfeited	(55,331)	3.94	—	—
Unvested, end of year	101,327	$3.11	230,444	$3.17

          Unrecognized compensation expense related to outstanding restricted stock awards as of October 31, 2010 was $254,000 and is expected to be recognized over a weighted average period of 1.34 years.

          Employee Stock Purchase Plan

          The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis. Historically, employees could purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Company increased the price at which common stock may be purchased to 95% of the market value effective January 1, 2007. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2008 and June 30, 2009, employees purchased 3,621 and 3,127 shares, respectively at a price of $2.99 and $2.85 per share, respectively. For the phases that ended on December 31, 2009 and June 30, 2010, employees purchased 3,695 and 1,978 shares, respectively at a price of $2.80 and $3.65 per share, respectively. As of October 31, 2010, the Company has withheld approximately $9,000 from employees participating in the phase that began on July 1, 2010. At October 31, 2010, approximately 54,677 shares of common stock were available for future purchase under the Stock Plan.

          The following table presents the statement of operations classification of pre-tax stock-based compensation expense recognized for the years ended October 31, 2010 and 2009:

(In thousands)	2010	2009
Cost of revenues	$29	$58
Selling and marketing	175	153
General and administrative	418	491
Research and development	90	88
Stock-based compensation expense	$712	$790

          Tax Impact of Stock-Based Compensation

          The Company reports the benefits of tax deductions in excess of recognized share-based compensation expense on the consolidated statement of cash flows as financing cash flows. For the years ended October 31, 2010 and 2009, there were no excess tax benefits.

(10)	Stock Repurchase Program

          During fiscal 2010, the Board of Directors authorized and the Company completed the repurchase of 466,049 shares of common stock in market transactions costing $2,024,000 at an average cost of $4.34 per share. There is no authorization for additional purchases at October 31, 2010.

(11)	Leases

The Company leases office and manufacturing space, and various office accessories. The building lease for the Company’s present office and manufacturing space expires on December 31, 2011. The Company also leases office space in Milan, Italy that expires in December 2012. Total lease expenses, including office and manufacturing space and office accessories, were $453,000 and $470,000 for the years ended October 31, 2010 and 2009, respectively. Future minimum lease payments under operating leases in effect at October 31, 2010 are as follows:

(In thousands)	Amount
Year Ended October 31,
2011	$426
2012	152
2013	80
2014	19
$677

(12)	Income Taxes

          The total provision for income taxes relates to current tax expense and was $41,000 and $32,000 for the years ended October 31, 2010 and 2009, respectively.

          The Company has federal net operating loss and general business tax credit carryforwards; however, the utilization of these tax loss and tax credit carry forwards is limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of a significant change in ownership that occurred in the fourth quarter of fiscal 2006. The Company estimates that the amount of federal net operating loss carry forward that is not limited is approximately $16.3 million. These loss carryforwards will expire in years 2011 through 2029. Additionally, the Company has concluded that all general business credit carry forwards are limited and not available for use in future years. The Company also has $109,000 of alternative minimum tax credit carry forwards that do not have expiration dates. The alternative minimum tax credit carry forwards are limited by IRC §383 but their ultimate use is not affected since they never expire. The following table summarizes the expiration of federal net operating loss carry forwards over the next five years, after considering the statutory limitations described above:

(In thousands)	Net Operating Losses
Year Ended October 31,
2011	$1,172
2012	1,491
2013	—
2014	—
2015	—
Total	$2,663

          The actual tax expense attributable to loss from continuing operations differs from the expected tax benefit computed by applying the U.S. federal corporate income tax rate of 34% to the loss from continuing operations as follows:

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	2.7	2.2
Change in federal valuation allowance	(47.2)	(40.2)
Impact of expiration of net operating losses	69.5	61.1
Non-deductible meals and entertainment	3.6	1.7
Stock-based compensation	9.7	8.6
Other	0.8	2.6
Effective income tax rate	5.1%	2.0%

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

(In thousands)	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$5,787	$6,336
Tax credit carry forwards	109	109
Deferred revenue	271	267
Inventory reserve	291	240
Stock-based compensation	179	172
Other	344	234
Valuation allowance	(6,828)	(7,209)
Total deferred tax assets	153	149
Deferred tax liabilities:
Intangible assets	(143)	(138)
Fixed assets	(10)	(11)
Total deferred tax liabilities	(153)	(149)
Net deferred income tax asset/(liability)	$—	$—

          The valuation allowance for deferred tax assets as of October 31, 2010 and 2009 was $6,828,000 and $7,209,000, respectively. The total valuation allowance decreased by $381,000 for the year ended October 31, 2010 and decreased $627,000 for the year ended October 31, 2009. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the Company’s assessment of these factors, the net deferred tax assets as of October 31, 2010 and 2009 have been fully reduced by the valuation allowance.

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

          Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $0.9 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

          In accounting for uncertainty in income taxes we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. For the year ended October 31, 2010, the liability for uncertainties in income taxes was increased by $4,000 for interest costs. For the year ended October 31, 2009, there was no change in the liability for unrecognized tax benefits as any liability change or accrual for additional interest or penalties was determined by the Company to be immaterial.

          A reconciliation of the beginning and ending amount of unrecognized tax benefits at October 31, 2010 follows:

(In thousands)	Amount
Balance as of November 1, 2008	$35
Additions during year ended October 31, 2009	—
Additions during year ended October 31, 2010	4
Balance as of October 31, 2010	$39

          If recognized, these benefits would lower the effective tax rate. The increase in tax liabilities is due to the Company’s decision to not file income tax returns in certain states where income tax nexus may ultimately be asserted by the state. Included in the ending liability for unrecognized tax benefits is an estimate for interest and penalties totaling $14,000.

          Our Federal income tax returns are closed for all tax years up to and including the year ended October 31, 2007. The expiration of the statute of limitations related to the various state income tax returns that the Company file varies by state.

(13)	401(k) Savings Plan

          Substantially all employees are eligible to participate in the 401(k) Savings Plan (“Savings Plan”). Employees may make pre-tax voluntary contributions to their individual accounts up to a maximum of 50% of their aggregate compensation, but not more than currently allowable Internal Revenue Service limitations. The Savings Plan permits matching and discretionary employer contributions. The Company matches 25% of the first 4% of an employee’s annual compensation. Company contributions to the Savings Plan were $71,000 and $50,000 for the years ended October 31, 2010 and 2009, respectively. Employee participants in the Savings Plan may allocate their account balances among 22 different funds available through a third party custodian.

(14)	Reporting Comprehensive Loss

          The components of the Company’s net loss and comprehensive loss are as follows:

	Year Ended October 31,
(In thousands)	2010	2009

Net loss	$(849)	$(1,593)
Unrecognized increase in fair market value of marketable securities held for sale	7	—
	$(842)	$(1,593)

(15)	Segment Reporting

          The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales by geographic area are shown in the following table.

	Year Ended October 31,
(In thousands)	2010	2009
Revenues from unaffiliated customers:
United States	$22,643	$20,019
Americas	1,816	1,871
Europe	3,068	2,031
Rest of World	1,514	1,558
	$29,041	$25,479

(16)	Severance

          On May 31, 2010, the Company implemented a Reduction-In-Force that terminated the employment of nine employees to allow better management of operating expenses. The Company also terminated an officer on July 9, 2010. As a result of these actions, the Company accrued a total of $111,000 in severance costs.

          During the year ended October 31, 2009, the Company incurred $18,000 of severance costs related to the termination of three employees.

          The following table reconciles activity for the years ended October 31, 2010 and 2009 for accrued severance expenses:

(In thousands)	2010	2009
Balance, beginning of year	$10	$6
Severance payments	(121)	(14)
Severance incurred during the year	111	18
Balance, end of year	$—	$10

(17)	Litigation

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

(18)	Subsequent Events

          In November 2010, the Company announced that it was implementing a succession plan. The Company and its chief executive officer entered into a mutual separation and transition agreement under which the chief executive officer stepped down as an employee effective December 31, 2010 and agreed to serve as a consultant to the Company for eighteen months. One of the Company’s non-employee directors became the new chief executive officer on January 1, 2011. In connection with these arrangements, the Company will record a net charge of $418,000 to operating income in the quarter ending January 31, 2011.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          During the two most recent fiscal years, there were no disagreements between us and our independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused them to make reference thereto in their report on the consolidated financial statements for such fiscal years.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

          The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. We cannot ensure that any design will succeed in achieving its stated goals under all potential future conditions.

          In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer Philip I. Smith and Interim Chief Financial Officer Larry R. Degen, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2010.

(b) Changes in Internal Controls.

          There have been no changes in internal control over financial reporting that occurred during the fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

          The Company’s internal control report is included in this report in Item 8, under the heading “Management’s Report on Internal Controls over Financial Reporting.”

Item 9B.	Other Information.

          None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

          The following table sets forth certain information regarding the Company’s directors and executive officers as of January 15, 2011:

Name of Director or Executive Officer	Age	Principal Occupation	Director of Angeion Since

Mark W. Sheffert	63	Chairman and Chief Executive Officer of Manchester Companies	2010

Philip I. Smith	43	President and CEO of Angeion Corporation	2006

John R. Baudhuin	48	President and Chief Executive Officer of Mad Dogg Athletics	2007

Greg W. Beasley	47	Managing Partner of G. Woodrow & Co.	2010

Robert Munzenrider	66	Retired	2010

Scott A. Shuda	45	Managing Director of BlueLine Partners	2009

Rodney A. Young	55	Consultant to Angeion Corporation	2004

Terrance J. Kapsen	60	Executive Vice President, Angeion Corporation	__

Larry R. Degen	56	Interim Chief Financial Officer, Angeion Corporation	__

Other Information about Directors and Executive Officers

Executive Officers

          Mark W. Sheffert is Chairman and Chief Executive Officer of Manchester Companies, Inc., an investment banking and business advisory firm that he founded in 1989. Prior to that, he was President of First Bank System, Inc., the country’s 8th largest bank holding company (now U.S. Bank), headquartered in Minneapolis, Minnesota. He currently serves as a director of Allina Health Systems, Inc., a $3.8 billion revenue not-for-profit corporation that operates a network of hospitals, clinics and other health care services throughout Minnesota and western Wisconsin. He also serves as Chairman of the Board of Directors of BNC CORP, a public bank holding company. Mr. Sheffert served on the board of Analysts International, a public Information Services company, in 2007 and served on the board of Mesaba Airlines, a subsidiary of MAIR HOLDINGS, a public investment company, in 2008. Mr. Sheffert also served as a director of Health Fitness Corporation from January 2001, and Chairman from May 2006, to March 2010, when Health Fitness Corporation was acquired by Trustmark Mutual Holding Company. Mr. Sheffert has also served as a Chairman and a director of Medical Graphics Corporation from January 1997 to December 1999, when Medical Graphics Corporation was acquired by Angeion, and served as a director of Angeion from 2001 until October 2002 when Angeion emerged from a voluntary Chapter 11 Bankruptcy as part of its restructuring of convertible debt. Mr. Sheffert holds a Masters of Science in Management (MSM) from The American College in Bryn Mawr, Pennsylvania and is a graduate from the University of Minnesota Graduate School of Business – Executive Program (MEP).

          Mr. Sheffert’s service on over 40 Boards of Directors of public, private and not-for-profit corporations over the last 20 years, including serving as a Board Chair, Committee Chair and committee member, brings Angeion’s Board significant experience in public company governance and Board best practices, finance and mergers and acquisitions. Mr. Sheffert’s past experience as a director of Medical Graphics Corporation and Angeion Corporation provides him with additional insights into the challenges that face Angeion.

          Philip I. Smith was named President and Chief Executive Officer of the Company effective January 1, 2011. Previously, he was CEO of DGIMed Ortho, an early-stage medical device company from December of 2008. Prior to that, Mr. Smith served as Executive Vice President – Corporate Development for Vital Images, Inc. from September 2005 until August 2008. He served as Vital Images, Inc. Vice President-Marketing and Corporate Development from January 2004 until September 2005 and its Vice President-Corporate Development from February 2003 until January 2004. From April 2002 to November 2002, Mr. Smith served as President and Chief Executive Officer of Thermonix, an early-stage medical technology company. From April 2000 until April 2002, Mr. Smith was Vice President, Marketing and Corporate Development of Image-Guided Neurologics, Inc., a medical technology company that was acquired by Medtronic. From August 1997 to February 2000, Mr. Smith was an investment banker with the medical technology group at US Bancorp Piper Jaffray. Before August 1997, Mr. Smith held senior sales positions at GE Medical Systems. Mr. Smith holds a Masters of Business Administration (MBA) degree from the Wharton School of the University of Pennsylvania.

          Mr. Smith brings to the Board a thorough background in the medical device industry and medical technology and demonstrated executive leadership abilities. Mr. Smith also has a strong background in investment banking and finance. Additionally, Mr. Smith’s role as our Chief Executive Officer gives him unique insights into Angeion’s challenges, opportunities and operations.

          John R. Baudhuin is Chief Executive Officer of California-based Mad Dogg Athletics Inc. (MDA), an international health and fitness company that he founded in 1994. MDA manufactures, distributes and develops fitness products and related educational programs through its offices in the United States, Italy and the Netherlands. With over 200,000 certified instructors and 35,000 licensed facilities, the company’s SPINNING®, Peak Pilates®, Resist-a-ball® and Bodyblade® brands have a presence in over 80 countries worldwide. Prior to founding MDA, Mr. Baudhuin worked as a Certified Public Accountant for Los Angeles-based Duitch, Franklin & Company, where he provided a variety of accounting, tax, consulting and strategic planning services. Mr. Baudhuin is an active member of the Young Presidents Organization and holds a Masters in Business Administration (MBA) degree from Loyola Marymount University.

          Mr. Baudhuin’s 16 years of experience as CEO of a company manufacturing and distributing fitness products worldwide bring a strong perspective to the challenges Angeion faces in its New Leaf Health and Fitness product line. As a former Certified Public Accountant, Mr. Baudhuin brings additional expertise to Angeion’s audit committee.

          Gregory W. Beasley is the managing partner of G. Woodrow and Company, a San Francisco-based consulting firm that provides innovative marketing, business development, and business process design services for startups and global firms. Prior to founding G. Woodrow and Company in 2002, Mr. Beasley served from 1998 to 2001 as Vice President of Business Development and International Accounts for Vicinity Corporation, an internet local search company. Before joining Vicinity, Mr. Beasley ran the Consumer Division of Worlds.com, and prior to that he co-founded and operated Software Care Limited, a London–based healthcare software company providing innovative medical enterprise software products. Mr. Beasley holds a Masters in Business Administration (MBA) degree from Harvard University.

          Mr. Beasley’s experience as an officer of, and consultant to, a number of companies engaged in worldwide commerce, including medical enterprise software and internet solutions, provides Angeion with unique marketing and international expertise to confront the challenges the Company’s MedGraphics and New Leaf product lines face in domestic and international markets.

          Robert E. Munzenrider is the retired President of Harmon AutoGlass, a subsidiary of Apogee Enterprises, Inc., a national chain of retail automotive services and insurance claims processor, a position he held from 2000 to 2002. In 1999, Mr. Munzenrider served as Vice President and Chief Financial Officer of the Glass Services Segment of Apogee Enterprises. He also served during part of 1999 as Executive Vice President and Chief Financial Officer of Eliance Corp., an e-commerce transaction processor. From 1997 to 1998, Mr. Munzenrider served as Vice President and Chief Financial Officer of St. Jude Medical, Inc., a Fortune 500, international medical device manufacturing and marketing company. Since 2004, Mr. Munzenrider also has served as a member of the Board of Directors of Viad Corp, a company engaged in the convention services and travel services industry. Mr. Munzenrider is Chair of the Viad Corporate Governance and Nominating Committee, serves on its Audit Committee and serves as an audit committee financial expert for Viad. Mr. Munzenrider also served as a director of ATS Medical, Inc., a medical device manufacturer, from April 2003 until August 2010, as a director of Criticare Systems, Inc. from April 2007 until April 2008 and as director of CABG Medical, Inc., a medical device company from November 2004 until February 2006. Mr. Munzenrider holds a Bachelors of Science degree in Accounting (BSA) from the University of Montana.

          Mr. Munzenrider brings strong Board governance, executive management and financial management experience to the Angeion Board. Mr. Munzenrider has held his CPA license since 1971 and has served in the position of Chief Financial Officer for a majority of his professional career and also served on the Boards and audit committees of a number of public companies and brings additional expertise to the Company as an audit committee financial expert.

          Scott A. Shuda is Managing Director and Co-founder of BlueLine Partners, LLC, a special situations investment firm that focuses on publicly listed technology and healthcare companies. He brings more than a decade of professional experience in law, technology and entrepreneurial endeavors, as well as transaction experience that ranges from initial public offerings and venture financings to mergers and acquisitions. Prior to co-founding BlueLine Partners, Mr. Shuda was General Counsel to Vicinity Corporation, an internet local search company that went public in 2000 and was acquired by Microsoft in 2002. Prior to his employment with Vicinity, Mr. Shuda practiced law in California and New York, mostly recently as a corporate associate in the Silicon Valley office of the law firm of Latham & Watkins. Mr. Shuda holds a Juris Doctor (JD) degree and a Masters of Business Administration (MBA) degree from the Georgetown University.

          Mr. Shuda’s background as an attorney practicing in corporate finance, his past role as a general counsel of a public company and experience with a private investment fund provides Angeion with a strong perspective on the capital markets and a deep understanding of the challenges facing medical device companies. Mr. Shuda also serves on Angeion’s Audit Committee.

          Rodney A. Young was President and Chief Executive Officer of Angeion until December 31, 2010 when he stepped down from that role. He has over 25 years in the medical device, manufacturing and pharmaceutical industries. Prior to joining Angeion Corporation as Executive Vice President in July 2004, Mr. Young had served as a healthcare industry consultant. Prior to that, Mr. Young was a director, Chief Executive Officer and President of LecTec Corporation from August 1996 until July 2003 and Chair of LecTec from November 1996 until July 2003. Prior to his employment at LecTec, Mr. Young served Baxter International, Inc. in various management roles, most recently as Vice President and General Manager of the Specialized Distribution Division. Mr. Young previously held a variety of sales and marketing positions at 3M Company and Upjohn. Mr. Young also serves as a director of Delta Dental of Minnesota and Allina Health Systems, Inc. Mr. Young also served as a director of Possis Corporation from 1999 to April 2008 when it was acquired by Medrad, Inc., a subsidiary of Bayer AG, and served as a director of Health Fitness Corporation from April 2001 to February 2010 when it was acquired by Trustmark Mutual Holding Company. Mr. Young was appointed as a director, President and Chief Executive Officer of the Company effective November 1, 2004. He holds a Bachelor of Science degree in Business Administration (BSB) from Truman State University.

          Mr. Young’s experience and perspective as former Angeion Chief Executive Officer for six years, his 25-year career background in medical devices and healthcare, and his past and current service on a number of other healthcare related Boards provides him with a broad understanding of the healthcare and medical device industry as well as the operations of a public company.

          ***************************************************

Executive Officers

          Terrance J. Kapsen was named Angeion’s Executive Vice President on December 10, 2009. Prior to his promotion to Executive Vice President, Mr. Kapsen’s role within the Company spanned nearly three decades and he served in a number of executive positions with the Company in areas including product development, technical services, marketing, and both domestic and international sales management. Mr. Kapsen was instrumental in the formation of Angeion’s New Leaf health and fitness business and most recently has been responsible for marketing and corporate business development as Senior Vice President for both the MedGraphics and New Leaf product lines. Mr. Kapsen received his Bachelor of Science from St. John’s University in Collegeville, Minnesota.

          Larry R. Degen joined Angeion as Corporate Controller in April 2010. Mr. Degen was named Interim Chief Financial Officer in July 2010. Previously, Mr. Degen served as Chief Financial Officer of Micro Dynamics Corporation (dba Logic), a contract manufacturing and engineering services firm from February 2008 to November 2008. Prior to joining Logic, Mr. Degen was Vice President and Principal Accounting Officer of Pemstar, Inc., an international contract manufacturing company and engineering services firm, from 2002 to 2007 and Vice President and Corporate Controller from 1999 to 2002. Prior to Pemstar, he was employed by Capital Safety Company Ltd, a safety products manufacturer, as Chief Financial Officer, and at Palaru Corporation, a commercial printer, as Chief Financial Officer. Mr. Degen was also employed by Ernst & Young for 15 years, where he served primarily manufacturing clients in audit and special project support services. Mr. Degen holds a Bachelor of Arts, in Accounting and Business Administration/Economics from St. John’s University in Collegeville, Minnesota.

Section 16(a) Beneficial Ownership Reporting Compliance.

          To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended October 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

Audit Committee.

          The Company’s Audit Committee consists of Chair Robert E. Munzenrider, John R. Baudhuin and Scott A. Shuda. The Audit Committee operates under a written charter, as amended on June 2, 2003. The Charter of the Audit Committee is posted on the Company’s website at www.angeion.com.

          The Audit Committee reviews the Company’s internal control structure and financial reporting activities, reviews the scope of the annual audit, reviews non-audit services performed by auditors to determine and maintain auditor independence, selects the Company’s independent registered public accounting firm, reviews the Company’s audited consolidated financial statements prior to release to the public and conducts discussions with the Company’s independent registered public accounting firm each quarter in connection with their quarterly review. Baker Tilly Virchow Krause, LLP, the Company’s independent registered public accounting firm, reports directly to the Audit Committee.

          Each of the members of the Audit Committee is independent as defined by the rules of the Nasdaq Stock Market and the SEC. The Company’s Board of Directors has reviewed the education, experience and other qualifications of each of the members of its Audit Committee. After review, the Board of Directors has determined that Robert E. Munzenrider qualifies as an audit committee financial expert.

          In connection with the performance of its oversight function, the Audit Committee has:

•

Considered and discussed the audited financial statements with management and our independent registered public accounting firm. The Audit Committee’s review included a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements;

•

Discussed with our independent auditors the matters required to be discussed by Statements on Auditing Standards No. 61, as amended, The Auditor’s Communication With Those Charged With Governance, as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and

•

Received the written disclosures and the letter from our independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm communications with the Audit Committee concerning independence and has discussed the independence of Baker Tilly Virchow Krause, LLP with them.

          Based upon the reports and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to in the charter, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended October 31, 2010, as filed with the Securities and Exchange Commission.

John R. Baudhuin********Robert E. Munzenrider (Chair)********** Scott A. Shuda

Item 11.	Executive Compensation.

Summary of Cash and Certain Other Compensation

          The following table shows information concerning compensation earned for services in all capacities during the fiscal year for (i) Rodney A. Young, President, Chief Executive Officer, (ii) Terrance J. Kapsen, Executive Vice President, (iii) William J. Kullback, former Chief Financial Officer and (iv) Larry R. Degen, Interim Chief Financial Officer (together referred to as our “Named Executive Officers”) for the fiscal year ended October 31, 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)	Total ($)
Rodney A. Young President and Chief Executive Officer	2010	314,600	—	—	180,000	20,304	514,904
	2009	314,600	—	87,332	43,258	16,584	461,774

Terrance J. Kapsen Executive Vice President(3)	2010	194,145	—	52,400	61,248	23,883	331,676

William J. Kullback Chief Financial Officer(4)	2010	153,846	—	—	—	87,831	241,677
	2009	200,000	—	52,400	19,375	19,313	291,088

Larry R. Degen Interim Chief Financial Officer(5)	2010	56,385	—	—	20,671	5,534	82,590

The Company did not grant any stock options to executive officers in 2009 or 2010. The Company does not have a nonqualified deferred compensation plan. Accordingly, these columns have been omitted from the Summary Compensation Table.

1.

Rodney A. Young, Terrance J. Kapsen and William J. Kullback were awarded restricted stock awards in 2009 in the amount of 33,333, 20,000 and 20,000 shares, respectively, vesting over a three-year period. The tabled amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

2.

Represents amounts payable under the 2009 and 2010 Bonus Plans. Mr. Kapsen will be paid $61,248 and Mr. Degen will be paid $20,671 under the Angeion 2010 Bonus Plan. Mr. Young was paid $43,258 and Mr. Kullback was paid $19,375 under the Angeion 2009 Bonus Plan. In connection with the mutual separation and termination agreement dated as of December 15, 2010, between the Company and Mr. Young, the Company agreed to pay Mr. Young a bonus of $180,000 in lieu of amounts that otherwise may have accrued under the Angeion 2010 Bonus Plan and any other bonus plan of the Company.

3.	Mr. Kapsen was elected as an executive officer in December 2009. Amounts represent fiscal 2010 totals.

4.	Mr. Kullback’s employment was terminated as of July 9, 2010. Other compensation includes $20,250 and $49,382 for unpaid accrued time off and termination benefits, respectively.

5.	Mr. Degen joined Angeion in May 2010 and was named Interim Chief Financial Officer July 9, 2010.

Outstanding Equity Awards as of October 31, 2010

          The following table sets forth certain information concerning stock option awards outstanding to the Named Executive Officers at October 31, 2010:

	Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Mr. Young(1)	24,000	—	—	6.23	10/6/2013	31,111	131,600
	33,000	—	—	7.79	10/6/2013
	35,000	—	—	2.53	9/14/2015
	12,000	—	—	5.08	5/25/2016
	40,000	—	—	7.86	10/30/2014

Mr. Kapsen	7,500	—	—	2.00	10/6/2013	15,999	67,676
	10,000	—	—	2.53	9/14/2015
	4,500	—	—	5.08	5/25/2016
	865	—	—	6.60	8/21/2014
	11,135	—	—	7.86	10/30/2014

Mr. Degen	—	—	—	—	—	—	—

The first two columns represent the total number of securities underlying unexercised options, both exercisable and unexercisable, that were outstanding as of October 31, 2010.

1.

At December 15, 2010, Mr. Young and the Company entered a Mutual Separation and Termination Agreement. Under terms of that agreement, 31,111 of unvested restricted stock awards outstanding at fiscal year-end were terminated upon the end of Mr. Young’s employment.

Director Compensation

          The following table sets forth certain information regarding the compensation the Company paid to its non-employee directors for services rendered during the fiscal year ended October 31, 2010.

Name(1)	Fees Earned or Paid in Cash ($) (2)	All Other Compensation ($)	Total ($)
Mr. Baudhuin	32,500	—	32,500
Dr. Ehlen	51,334	—	51,334
Mr. Munzenrider	8,335	—	8,335
Mr. Penn	32,334	—	32,334
Mr. Sheffert	8,835	—	8,835
Mr. Shuda	21,900	—	21,900
Ms. Skjefte	56,334	—	56,334
Mr. Smith	52,000	—	52,000

The Company made no stock or option awards to non-employee directors in 2009 or 2010. The Company does not have non-equity incentive plans or nonqualified deferred compensation plans for non-employee directors. Accordingly, these columns have been omitted from the Director Compensation Table.

1.	Directors Ehlen, Penn and Skjefte resigned on September 1, 2010. Directors Sheffert and Munzenrider were elected to the Board on September 1, 2010.

2.

Each non-employee director receives an annual retainer of $16,000 ($4,000 per quarter) and a meeting fee of $1,500 for each board meeting attended and $1,000 for each committee meeting attended. Committee chairs are paid annual retainers as follows: Board chair, $10,000; all other committee chairs, $7,000. In addition to the regular director fees, directors Ehlen, Skjefte and Smith received payments of $15,000, $25,000 and $15,000, respectively, for services on a Special Committee of the Board of Directors. Prior to the time he was elected as director, Mr. Sheffert’s firm provided advisory services to the Company. See Item 13, Certain Relationships and Related Transactions.

Compensation of Officers and Related Matters

Rodney A. Young–Employment Agreement, Change In Control Agreement, Management Succession and Mutual Separation and Transition Agreement

          On October 31, 2007, the Company entered into an Amended Employment Agreement and Change in Control Agreement with Mr. Young. In fiscal 2008, the Company increased Mr. Young’s salary to $314,600 and his salary was unchanged in fiscal 2009 and 2010. Under the Amended Employment Agreement, Mr. Young received an annual salary of $314,600 and is entitled to earn an annual cash bonus ranging from 22.5% to 100% of his annual salary, based upon achievement of certain objectives in a bonus plan established by the Board of Directors. Targeted annual cash bonus for achievement of the objectives was 42.5%. Mr. Young’s Employment Agreement could be terminated upon 60 days written notice by either party, upon notice by the Company of termination “for cause” or upon the event of Mr. Young’s death or disability. The Agreement also contained a non-compete provision for one year after the termination of Mr. Young’s employment.

          On November 15, 2010, Angeion announced that Mr. Young would step down as President and Chief Executive Officer, but would continue as an Angeion director and a consultant to the Company. Angeion also announced that its Board had implemented a succession plan, naming Angeion board member Philip I. Smith as President and Chief Executive Officer to succeed Young. Young remained with Angeion in a transition period through December 31, 2010, and Smith assumed the President and Chief Executive Officer positions on January 1, 2011.

          In connection with this transition, on November 15, 2010, the Company and Mr. Young entered into a Mutual Separation and Transition Agreement and related agreements under which (i) the Company agreed to continue Mr. Young’s base salary of $314,600 for one year; (ii) Mr. Young will be paid a lump sum bonus payment of $180,000 on February 1, 2011, in lieu of any bonus or incentive amounts that he otherwise would have been eligible to receive under the applicable Angeion bonus and incentive plans; (iii) Mr. Young agreed to be a consultant to the Company for a 18-month period beginning January 1, 2011 and agreed to an extended non-compete covenant in exchange for a monthly payment of $6,000 through June 30, 2012; and (iv) the Company agreed to provide a portion of Mr. Young’s health coverage for up to 24 months. Mr. Young has also agreed to continue as a member of the Board of Directors of the Company and the Board indicated that it intends to nominate Mr. Young for election to serve as an Angeion director for an additional year at the 2011 Annual Meeting of Shareholders.

Philip A. Smith–Letter Agreement

          The Company also entered into a letter agreement with Mr. Smith as President and Chief Executive Officer under which Mr. Smith receives a base salary of $260,000. The Board has agreed to increase Mr. Smith’s salary by $10,000 at the end of six months and twelve months, assuming satisfactory performance by Mr. Smith. Mr. Smith will also have a bonus opportunity with target at 50% of his salary and a maximum of 100% of his salary, to be a combination of performance based corporate goals and personal goals developed by Mr. Smith together with the Angeion Compensation Committee and Board of Directors. Mr. Smith also received a one-time initial award of 25,000 shares of common stock vesting over a three-year period and will receive an annual grant of performance-based stock up to 30,000 shares based upon satisfaction of performance criteria that will be established by the Compensation Committee and Board of Directors. In addition, Mr. Smith will be paid a personal allowance of $12,000 per year. The Company also intends to enter into a change in control agreement under which, if Mr. Smith’s employment is terminated by Angeion without cause or by Mr. Smith for good reason within twelve months of a change in control, Mr. Smith would be entitled to twelve months of base salary, plus any unpaid but earned bonuses and additional medical and outplacement payments.

Terrance J. Kapsen–Employment Arrangement and Change in Control Agreement

          The Company has no formal employment agreement with Mr. Kapsen. Mr. Kapsen currently receives an annual salary of $200,000 and is entitled to earn an annual cash bonus ranging from 17.5% to 50% of his annual salary, based upon achievement of certain objectives in a bonus plan established by the Board of Directors. Targeted annual cash bonus for achievement of the objectives was 25%. Mr. Kapsen’s employment is on an at will basis and may be terminated with or without prior notice by either party. The Company and Mr. Kapsen have agreed to non-compete provisions which extend for one year after the termination of Mr. Kapsen’s employment.

          The Company and Mr. Kapsen agreed to enter into a Change-in-Control Agreement dated as of October 22, 2004. Under this agreement, if Mr. Kapsen’s employment is terminated during a period of twenty four months following a Change-in-Control of the Company (i) by the Company other than for Cause or death, or (ii) by Mr. Kapsen for Good Reason (as these terms are defined in the Agreements), then he will be entitled to a lump-sum payment equal to his currently effective base salary. In addition to these amounts, Mr. Kapsen would be entitled to a fee for out-placement services in an amount up to $20,000 and the Company would continue to pay its portion of his health insurance for twenty four months as if he were still employed. Had this termination without cause occurred at October 31, 2010, the amount payable to Mr. Kapsen pursuant to his Change-in-Control Agreement would be approximately $220,000.

Potential Payments under Terrance J. Kapsen Change in Control Agreement:

Termination Without Cause or Resignation For Good Reason Within 24 Months of a Change in Control
Salary Continuation/Severance Payments	$220,000
Bonus	—
Accelerated Vesting of Stock Options	*

*Acceleration of stock option vesting is addressed in the 2007 Stock Incentive Plan

William J. Kullback–Employment Agreement and Change in Control Agreement

          Effective March 17, 2008, the Company entered into an Employment Agreement with Mr. Kullback. Under the Employment Agreement, Mr. Kullback received an annual salary of $200,000 and was entitled to earn an annual cash bonus ranging from 17.5% to 50% of his annual salary, based upon achievement of certain objectives in a bonus plan established by the Board of Directors. Mr. Kullback’s Employment Agreement could be terminated upon 60 days written notice by either party, upon notice by the Company of termination “for cause” or upon the event of Mr. Kullback’s death or disability. The Agreement also contained a non-compete provision for one year after the termination of Mr. Kullback’s employment. On July 9, 2010, the Company and Mr. Kullback agreed to terms of separation resulting in separation payments as disclosed above in footnotes to the Summary Compensation Table.

Larry R. Degen–Employment Arrangement

          The Company has no formal employment agreement with Mr. Degen. Mr. Degen currently receives an annual salary of $135,000 and is entitled to earn an annual cash bonus ranging from 17.5% to 50% of his annual salary, based upon achievement of certain objectives in a bonus plan established by the Board of Directors, which bonus is prorated for the 2010 partial year of employment. Targeted annual cash bonus for achievement of the objectives, as prorated, was 12.5%. Mr. Degen’s employment is on an at will basis and may be terminated with or without prior notice by either party.

Bonuses for Executive Officers

          Under the 2010 Bonus Plan, the Company established two separate categories: (i) Pre-tax income before equity-based compensation (“PEBC Income(Loss)”), that is net pre-tax income prior to any stock-based compensation expense incurred for equity grants (50% weighting); and (ii) total Angeion revenue (50% weighting). The payout to Mr. Young was agreed upon as a part of the Mutual Separation and Termination Agreement described above, in lieu of amounts accrued in the 2010 Plan. The payments for Mr. Kapsen and Mr. Degen were made for achievement by the Company of threshold with respect to the Company’s revenue of $29.0 million and PEBC Income(Loss) of $(141,000) which resulted in percentage of base salary payouts of 30.0% and 15.0% (time prorated), respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

          The following table sets forth information regarding the beneficial ownership of the common stock as of January 15, 2011 by (i) each Named Executive Officer and director of the Company; and (ii) all directors and current executive officers of the Company as a group. Shares covered by stock option are included in the table below only to the extent that these options were exercisable within 60 days of January 15, 2011.

Shareholder	Shares Directly Owned		Options Exercisable within 60 days	Number of Shares (1)	Percent of Class
Norman H. and Sandra F. Pessin 366 Madison Avenue -14th floor New York, New York 10017	340,899	(2)	—	340,899	9.1%
Scott A. Shuda** BlueLine Partners, LLC 4208 Equestrian Way Flower Mound, TX 75028	296,390	(3)	—	296,390	7.9%
Renaissance Technologies LLC 800 Third Avenue New York, New York 10022	236,400	(4)	—	236,400	6.3%
Rodney A. Young**	34,747		144,000	178,747	4.6%
Terrance J. Kapsen**	24,073		34,000	58,073	1.5%
William J. Kullback	11,280		—	11,280	*
Larry R. Degen**	—		—	—	*
John R. Baudhuin**	7,267		26,667	33,934	*
Greg W. Beasley**	—		—	—	*
Robert E. Munzenrider**	—		—	—	*
Mark W. Sheffert**	—		—	—	*
Philip I. Smith**	6,667		26,667	33,334	*
All directors/current executive officers as a group (9 persons)	369,144		231,334	600,478	15.1%

*	Indicates ownership of less than one percent.

**	Currently serves as executive officer or director of Angeion Corporation

1.

Except as noted, all shares beneficially owned by each person as of the record date were owned of record, and each person had sole voting power and sole investment power for all such shares beneficially hold.

2.	Based on Schedule 13D filed with the SEC by Norman H. and Sandra F. Pessin on July 13, 2010.

3.

Based on Schedule 13D filed with the SEC by BlueLine Partners, LLC on August 23, 2010. Mr. Shuda Disclaims all beneficial ownership of these shares except for the percentage allocated to him by his ownership in BlueLine Partners, LLC.

4.	Based on Schedule 13F-H filed with the SEC by Renaissance Technologies LLC on November 12, 2010.

Securities Authorized for Issuance under Equity Compensation Plans.

                   See Item 5 of this Form 10-K filing under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions.

          Prior to September 1, 2010, the Company paid fees and expenses to Manchester Companies Inc., where Mr. Sheffert serves as Chairman and Chief Executive Officer, totaling $132,364 in fiscal 2009 and 2010 in relation to (i) advisory and corporate governance services provided to the Company’s Board of Directors and a Special Committee of the Board, (ii) financial oversight services provided to the Company after the departure of the former Chief Financial Officer and during the transition of the Interim Chief Financial Officer, (iii) advisory and corporate governance services provided to the Company’s Board after BlueLine’s filing of its August 10, 2010 Schedule 13D, and (iv) advisory and corporate governance services provided to the Company’s Board in negotiating with BlueLine, resulting in the August 18, 2010 Agreement between Angeion and BlueLine under which Angeion agreed to reconstitute its Board of Directors and BlueLine agreed to withdraw its request for a Special Meeting of Shareholders. The agreement with Manchester was terminated when Mr. Sheffert became a director of Angeion.

Director Independence

          The Board of Directors has reviewed director independence guidelines in a manner consistent with the definitions of “independence” set forth in SEC Rule 10A-3 under the Securities Exchange Act of 1934 and the rules of the Nasdaq Stock Market. In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each director and has determined that Messrs. Baudhuin, Beasley, Munzenrider and Shuda are each “independent” under SEC Rule 10A-3 and an “independent director” under the rules of the Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services.

Independent Registered Public Accountants

          Baker Tilly Virchow Krause, LLP (“Baker Tilly”) has served as the independent registered public accounting firm for the Company since May 1, 2008.

Audit Fees

          The following table presents fees for professional audit services and all other fees rendered by Baker Tilly for the audits of the Company’s consolidated financial statements for the years ended October 31, 2010 and 2009, respectively:

	Year Ended October 31, 2010	Year Ended October 31, 2009

Audit fees	$128,000	$130,000
Tax compliance fees	18,000	21,000
All other fees	—	—
	$146,000	$151,000

          During fiscal 2010 and 2009, respectively, the Company paid fees of $128,000 and $130,000 to Baker Tilly related to the audit of the Company’s consolidated financial statements and reviews of quarterly and interim reporting information, and audit of the Company’s 401(k) Savings Plan.

The $18,000 and $21,0000 paid for tax compliance fees is related to tax compliance services provided by Baker Tilly during fiscal 2010 and 2009, respectively.

          The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. In connection with the approval of the annual audit services and related fees, the Audit Committee also pre-approves certain audit related fees for the independent auditor responding to and researching technical accounting questions and other matters related to the financial statements under audit. All of the services provided by the independent auditors during 2010 and 2009 have been approved by the Audit Committee under its pre-approval process.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1.	Financial Statements of Registrant

The following consolidated financial statements of Angeion Corporation and Subsidiaries are set forth in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm, Baker Tilly Virchow Krause, LLP.

Consolidated Balance Sheets as of October 31, 2010 and 2009.

Consolidated Statements of Operations for the years ended October 31, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended October 31, 2010 and 2009.

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended October 31, 2010 and 2009.

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

10.3	*Angeion Corporation 2007 Stock Incentive Plan, incorporated by reference from Exhibit A to the definite proxy statement dated April 13, 2010 for the annual meeting of shareholders held May 25, 2010

10.4	*Angeion Form of Change in Control Agreement (incorporated by reference to Exhibit 10.3 contained in the Company’s Form 10-QSB for the quarterly period ended January 31, 2005 (File No. 0-9899)).

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

10.6

*Letter agreement dated as of November 15, 2010 between Angeion Corporation and Philip I. Smith, (incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K as filed on November 19, 2010).

10.7

*Form of consulting agreement dated as of December 31, 2010 between Angeion Corporation and Rodney A. Young, (incorporated by reference to Exhibit 10.3 contained in the Company’s Current Report on Form 8-K as filed on November 19, 2010).

22.1	The Company has one significant subsidiary, Medical Graphics Corporation, a Minnesota corporation.

23.1	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

January 31, 2011

	By	/s/ Philip I. Smith
Philip I. Smith
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Each of the undersigned hereby constitutes and appoints Philip I. Smith and Larry R. Degen as the undersigned’s true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/s/ Philip I. Smith	President & Chief Executive Officer	January 31, 2011
Philip I. Smith	(Principal Executive Officer)

/s/ Larry R. Degen	Interim Chief Financial Officer	January 31, 2011
Larry R. Degen	(Principal Financial Officer)

/s/ John R. Baudhuin	Director	January 31, 2011
John R. Baudhuin

/s/ Gregory W. Beasley	Director	January 31, 2011
Gregory W. Beasley

/s/ Robert E. Munzenrider	Director	January 31, 2011
Robert E. Munzenrider

/s/ Mark W. Sheffert	Director	January 31, 2011
Mark W. Sheffert

/s/ Scott A. Shuda	Director	January 31, 2011
Scott A. Shuda

/s/ Rodney A. Young	Director	January 31, 2011
Rodney A. Young