Form 10-Q
period 2011-01-31
ANGEION CORP/MN
filed 2011-03-17
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended January 31, 2011.

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

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” a non-accelerated filer or a “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of March 1, 2011, the Company had outstanding 3,764,926 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
January 31, 2011 and October 31, 2010
(In thousands except share and per share data)

	January 31, 2011	October 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,329	$6,943
Short-term investments	1,721	2,721
Accounts receivable, net of allowance for doubtful accounts of $90 and $100, respectively	4,751	5,221
Inventories, net of obsolescence reserve of $574 and $599, respectively	3,767	3,697
Prepaid expenses and other current assets	175	270
Total Current Assets	18,743	18,852

Noncurrent investments	484	722
Property and equipment, net of accumulated depreciation of $3,572 and $3,650, respectively	520	528
Intangible assets, net	1,269	1,279
Total Assets	$21,016	$21,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,868	$1,951
Employee compensation	2,246	2,115
Deferred income	1,509	1,522
Warranty reserve	140	175
Other current liabilities and accrued expenses	320	408
Total Current Liabilities	6,083	6,171

Long-term Liabilities:
Long-term deferred income and other	825	873
Total Liabilities	6,908	7,044
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common Stock, $0.10 par value, authorized 25,000,000 shares, 3,860,142 and 3,862,113 shares issued and 3,764,926 and 3,747,454 shares outstanding in 2011 and 2010, respectively	376	375
Additional paid-in capital	20,579	20,486
Accumulated deficit	(6,855)	(6,531)
Accumulated other comprehensive income	8	7
Total Shareholders’ Equity	14,108	14,337
Total Liabilities and Shareholders’ Equity	$21,016	$21,381

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, in thousands except per share data)

	Three Months Ended January 31,
	2011	2010
Revenues
Equipment and supply sales	$6,144	$5,790
Service revenues	909	825
	7,053	6,615
Cost of revenues
Cost of equipment and supplies	2,922	3,151
Cost of service revenue	150	97
	3,072	3,248

Gross margin	3,981	3,367

Operating expenses:
Selling and marketing	2,047	1,942
General and administrative	1,368	1,102
Research and development	761	1,039
Amortization of intangibles	105	105
	4,281	4,188

Operating loss	(300)	(821)
Other expense	(22)	—
Interest income	8	3

Loss before taxes	(314)	(818)
Provision for taxes	10	8

Net loss	$(324)	$(826)

Loss per share:
Basic	$(0.09)	$(0.20)
Diluted	$(0.09)	$(0.20)

Weighted average common shares outstanding:
Basic	3,754	4,153
Diluted	3,754	4,153

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended January 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(324)	$(826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	169	195
Stock-based compensation	34	222
Decrease in allowance for doubtful accounts	(10)	21
Increase in inventory obsolescence reserve	(25)	79
Loss on disposal of equipment	22	—
Change in operating assets and liabilities:
Accounts receivable	480	(145)
Inventories	(45)	238
Prepaid expenses and other current assets	95	111
Accounts payable	(83)	(3)
Employee compensation	131	(304)
Deferred income	(61)	(211)
Warranty reserve	(35)	2
Other current liabilities and accrued expenses	(88)	(23)
Net cash provided by (used in) operating activities	260	(644)

Cash flows from investing activities:
Purchase of investments	1,239	—
Purchase of property and equipment and intangible assets	(173)	(88)
Net cash provided by (used in) investing activities	1,066	(88)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	12	10
Proceeds from the exercise of stock options	48	7
Net cash provided by financing activities	60	17

Net increase (decrease) in cash and cash equivalents	1,386	(715)

Cash and cash equivalents at beginning of period	6,943	11,219

Cash and cash equivalents at end of period	$8,329	$10,504

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

          The consolidated balance sheet as of January 31, 2011, the consolidated statements of operations for the three months ended January 31, 2011 and 2010, and consolidated statements of cash flows for the three months ended January 31, 2011 and 2010, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2010 was derived from the audited consolidated financial statements as of that date. Operating results for the three months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-K for the year ended October 31, 2010.

          Comprehensive loss is a measure of all non-owner changes in shareholders’ equity and includes items such as net loss, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. For the three months ended January 31, 2011 comprehensive loss for Angeion Corporation was $(323,000). For the three months ended January 31, 2010, comprehensive loss for Angeion Corporation was equivalent to net loss as reported.

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

          The Company determined there were no events subsequent to January 31, 2011, that required recognition or disclosure in these consolidated financial statements.

2.	Recent Accounting Pronouncement

          In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 allows separate accounting for multiple-deliverable arrangements for more circumstances than under previously existing accounting principles generally accepted in the United States of America and establishes a selling price hierarchy for determining the selling price of a deliverable. In addition, it replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant, eliminates the use of the residual method for allocation, and expands on-going disclosure requirements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 and can be applied prospectively or retrospectively. The Company adopted the updated accounting guidance for multiple-deliverable revenue arrangements on a prospective basis for our fiscal 2011 year beginning on November 1, 2010, and the adoption did not have a material impact on our consolidated financial position or results of operations.

3.	Revenue Recognition

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

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts and supplies was $2,172,000 and $2,232,000 at January 31, 2011 and October 31, 2010, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed. The amount of deferred installation and training revenue was $113,000 and $125,000 at January 31, 2011 and October 31, 2010, respectively.

          When a sales arrangement involves multiple deliverables, such as equipment, installation services and training, the amount of the consideration from the sale is allocated to each respective element based on selling price and is recognized as revenue when revenue recognition criteria for each element is met. Consideration allocated to delivered equipment that the Company has concluded has value to the customer on a standalone basis is equal to the total arrangement consideration less the selling price of installation and training. The selling price of installation and training services is based on specific objective evidence, including third-party invoices.

          No customer accounted for more than 10% of revenues for either the three months ended January 31, 2011 and 2010.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. At January 31, 2011, advance payments from customers aggregated $31,000, while at October 31, 2010, advance payments from customers aggregated $16,000. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

4.	Stock-Based Compensation and Stock Options

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

          Total share-based compensation expense included in the Company’s statement of operations for the three months ended January 31, 2011 and 2010 was $35,000 and $222,000, respectively, with decreases of $101,000 and $90,000 resulting from full vesting of older option grants and employee and board turnover, respectively.

          Stock Options

          A summary of our option activity for the three-month period ended January 31, 2011 and 2010 follows:

	For the three months ended
	January 31, 2011		January 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	600,573	$6.12	695,787	$6.13
Exercised	(14,500)	3.32	(3,000)	2.00
Expired or cancelled	(14,000)	6.23	(20,300)	7.18
Outstanding at end of period	572,073	$6.19	672,487	$6.12

          The following table summarizes information concerning stock options outstanding as of January 31, 2011:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$2.00	8,650	2.68	8,650
2.53	52,000	4.62	52,000
4.08	500	6.50	—
5.08	79,500	4.38	79,500
5.16	39,084	4.57	26,510
5.66	46,668	4.30	40,002
6.23	62,500	2.40	62,500
6.60	71,065	3.41	71,065
7.79	74,500	2.68	74,500
7.86	137,606	3.75	137,606

Total	572,073	3.67	552,333

          The total intrinsic value of options exercised during the three months ended January 31, 2011 and 2010 was $22,000 and $5,000, respectively. The total intrinsic value of options outstanding and exercisable at January 31, 2011 was $250,000, which was calculated using the closing stock price as of January 31, 2011 less the exercise price of in-the-money options. The Company issues new shares when stock options are exercised. Cash received from the exercise of stock options was $48,000 and $7,000 for the three months ended January 31, 2011 and 2010, respectively and there was no related tax benefit realized due to the Company’s current tax loss position. Unrecognized compensation expense related to outstanding stock options as of January 31, 2011 was $66,000, is expected to be recognized over a weighted average period of 0.51 years, and will be adjusted for any future changes in estimated forfeitures.

          Valuation Assumptions

          The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company did not grant any options during the three month periods ended January 31, 2011 and 2010.

          Restricted Stock Awards

          On August 28, 2008, June 3, 2009 and December 15, 2010, the Board of Directors authorized the issuance of 74,667, 180,668 and 25,000 restricted shares, respectively, of the Company’s common stock. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards was established by the market price on the date of grant. The restricted stock awards vest over a three-year period and are included in common stock issued as of the grant date.

          Unrecognized compensation expense related to outstanding restricted stock awards as of January 31, 2011 was $182,000. The Company expects to recognize this over a weighted average period of 2.15 years.

          Employee Stock Purchase Plan

          The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 95% (as increased effective January 1, 2003) of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2010, employees purchased 2,972 shares at a price of $3.78 per share. As of January 31, 2011, the Company has withheld approximately $1,000 from employees participating in the phase that began on January 1, 2011. At January 31, 2011, 51,705 shares of common stock were available for future purchase under the Stock Plan.

          The following table presents the statement of operations classification of pre-tax stock-based compensation expense recognized for the three and three months ended January 31, 2011 and 2010:

	Three months ended July 31,
	2011	2010
Cost of revenues	$2	$15
Selling and marketing	24	46
General and administrative	(1)	137
Research and development	10	24
Stock-based compensation expense	$35	$222

5.	Inventories

          Inventories consisted of the following at January 31, 2011 and October 31, 2010:

(In thousands)	2011	2010
Raw materials	$983	$977
Work-in-Process	386	233
Finished goods	2,398	2,487
	$3,767	$3,697

6.	Intangible Assets

          Intangible assets consisted of the following at January 31, 2011 and October 31, 2010:

(In thousands)	2011	2010
Intangible assets:
Developed technology	$6,825	$6,820
Trademarks (unamortized)	62	62
Capitalized software in progress	309	219
	7,196	7,101

Accumulated Amortization	(5,927)	(5,822)
	$1,269	$1,279

          The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from seven to ten years. Amortization expense was $105,000 for each of the three months ended January 31, 2011 and 2010. Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of January 31, 2011 is as follows:

(In thousands)	Amortization
Nine months ending October 31, 2011	$316
2012	420
$736

          The above table does not include estimated amortization expense for patents and capitalized software of $471,000, included in developed technology, that are not yet placed in service. During the three months ended January 31, 2011, $90,000 of software development costs were capitalized as the project reached technological feasibility. Upon completion of this development project, the software is expected to be amortized over seven years.

7.	Warranty Reserve

          Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims if it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment. Warranty provisions and claims for the three and three months ended January 31, 2011 and 2010 were as follows:

	Three months ended January 31,
(In thousands)	2011	2010
Balance, beginning of period	$175	$143
Warranty provisions	(2)	49
Warranty claims	(33)	(47)
Balance, end of period	$140	$145

8.	Net Loss per Share

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

          The Company had options and unvested restricted stock awards outstanding at January 31, 2011 and 2010 to purchase 667,289 and 887,598 shares, respectively, of its common stock.

          Shares used in the loss per share computations are as follows:

	Three months Ended January 31,
	2011	2010
Weighted average common shares outstanding – basic	3,754	4,153
Dilutive effect of stock options and restricted stock awards	—	—
Weighted average common shares outstanding – diluted	3,754	4,153

          As a result of the net loss in the three months ended January 31, 2011 and 2010, the outstanding stock options and unvested restricted stock shares were considered antidilutive and, therefore, were excluded from diluted loss per share of those periods.

9.	Income Taxes

          The Company has recorded a provision for taxes from operations of $10,000 and $8,000 for the three months ended January 31, 2011 and 2010, respectively.

          At October 31, 2010, the reserve for uncertain tax positions was $39,000 and has not changed during the first quarter of fiscal 2011. The entire amount of the reserve related to uncertainties regarding income tax nexus with various states in which the Company operates. Included in the reserve is $14,000 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

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

          The Company files a consolidated federal income tax return in the United States Federal jurisdiction and files various combined and separate tax returns in several state and local jurisdictions. For United States federal tax, the Company is no longer subject to examinations by the authorities for fiscal years ending prior to November 1, 2008. The expiration dates of the statute of limitations related the various state income tax returns that the Company files vary by state. There is no statute of limitations for assessments related to jurisdictions where the Company may have a nexus but has chosen not to file an income tax return.

          The Company had a federal net operating loss carry forward at October 31, 2010 of approximately $16.3 million. This amount is the remaining utilizable carry forward following the application of a limit due to an ownership change under Internal Revenue Code Section 382 that occurred during the fourth quarter of fiscal year 2006. This carry forward is available to offset a portion of taxes payable in future years. If not used, this carry forward will expire in the years 2011 through 2025. The Company also has $109,000 of alternative minimum tax credit carry forwards that do not have expiration dates. Even though the Company has substantial federal net operating loss carry forwards, any income may still be subject to U.S. and State alternative minimum taxes.

          The Company has recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future. Although this determination was made in a prior fiscal year, it is still applicable as of January 31, 2011, and the Company will continue to assess the need for a full valuation allowance in future quarters. Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $0.9 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

10.	Litigation

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

          Total revenues for the fiscal first quarter of 2011 were $7.1 million, an increase of 6.6% from $6.6 million in 2010. Operating expenses for the fiscal first quarter of 2011 were $4.3 million, an increase of 2.2% from the same period in 2010. Net loss for the three months ended January 31, 2011 was ($324,000), or ($0.09) per basic and diluted share, compared to a net loss of ($826,000), or ($0.20) per basic and diluted share, for the same period in 2010.

Results of Operations

          The following table contains selected information from the Company’s consolidated statements of operations, expressed as a percentage of revenues:

	Three months Ended January 31,
	2011	2010
Revenues	100.0%	100.0%
Cost of revenues	43.6	49.1
Gross margin	56.4	50.9

Operating expenses:
Selling and marketing	29.0	29.4
General and administrative	19.4	16.6
Research and development	10.8	15.7
Amortization of intangibles	1.5	1.6
	60.7	63.3
Operating loss	(4.3)	(12.4)
Other expense	(0.3)	—
Interest income	0.1	0.0
Loss before taxes	(4.5)	(12.4)
Provision for taxes	0.1	0.1
Net Loss	(4.6%)	(12.5%)

          The following paragraphs discuss the Company’s performance for the three-month periods ending January 31, 2011 and 2010:

Seasonality

          The Company experiences some seasonality in its revenues, with the first and fourth quarter of its fiscal year historically being its lowest and highest revenue quarters, respectively. The Company experiences variability in the each quarter due to a number of factors, including customer budget cycles, product introductions, Company sales incentive programs, general economic conditions and the timing of customer orders.

Revenue

          Total revenue for the three months ended January 31, 2011, increased by 6.6%, compared to the same period in 2010. Domestic revenue for the three months ended January 31, 2011 increased by 8.3% and international revenue increased by 2.3% from prior year period levels, with increases in international revenues primarily from the strong performance in Canada and the Far East region.

Gross Margin

          Gross margin percentage for the three months ended January 31, 2011 increased to 56.4% from 50.9% of revenue in the same period in 2010. The percentage increased as a result of manufacturing efficiencies resulting from the higher sales volume and reduced provisions for obsolete inventory of $138,000, due to improved materials management in recent quarters. We expect that the effect of manufacturing efficiencies at the higher sales levels will continue in the remaining fiscal 2011 quarters.

Selling and Marketing

          Selling and marketing expenses increased to $2.0 million for the three months ended January 31, 2011 from $1.9 million for the comparable period of 2010. Expenses were increased for personnel key additions and transfers from research and development roles by $60,000 and $80,000, respectively. These increases were offset in part by reduced expenses for demonstration and marketing materials costs.

General and Administrative

          For the three months ended January 31, 2011, general and administrative expenses included a one-time charge of $418,000 related to the separation of our former chief executive officer. The general and administrative costs without this charge were reduced by $152,000 in the 2011 fiscal first quarter compared to the 2010 first fiscal quarter, due primarily to $72,000 in decreased compensation related costs resulting from administrative staff changes in fiscal 2010 and 2011 and $100,000 in reduced stock based compensation related to employee and board of director changes occurring in the second half of fiscal 2010. Certain of these cost reductions are not expected to be ongoing as efforts to fully form the senior team are completed during fiscal 2011.

Research and Development

          Research and development expenses for the three months ended January 31, 2011 were $0.8 million compared to $1.0 million for the same periods in 2010. Expense reductions in the three months ended January 31, 2011 compared to the same period in 2010 were primarily for roles transferred to selling and marketing and the effects of the product development expense cycle. In the 2010 fiscal first quarter, the Company expensed all expenditures related to its ongoing research and development project to migrate the MedGraphics and New Leaf products operating software platform to next-generation technologies, given the planning and development nature of these expenditures. Staff personnel and consulting time related to planning and development expenses were reduced by $91,000 in the 2011 fiscal first quarter. In addition, approximately $90,000 of incurred costs were capitalized in fiscal 2011 as software in progress, since these projects have achieved “technological feasibility.” As we have discussed previously, while this capitalized cost spending affects our cash flow and to a lesser extent our bottom line, we believe that both of these investments provide the foundation for a future product pipeline of new integrated patient care and consumer health programs that will deliver sustained growth. The majority of these software projects will be ongoing until late fiscal 2011, with a portion continuing into fiscal 2012, when we expect the benefits of this effort will become available for use in our product offerings.

Amortization of Intangibles

          Amortization of developed technology was $105,000 for each of the three months ended January 31, 2011 and 2010 as a portion of the Company’s developed technology was fully amortized as of October 31, 2009.

Provision for Income Taxes

          The Company is required to present the provision for taxes as if it were fully taxable in accordance with Financial Accountings Standards Board (“FASB”) Accounting Standards Codification 852-740. In prior years, the Company utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards available. During the three month periods ended January 31, 2011 and 2010, the Company did not use any tax benefits related to pre-emergence bankruptcy NOLs. See note 9 to the consolidated financial statements, “Income Taxes,” in this Form 10-Q for additional discussion of the accounting for income taxes.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its Medical Graphics Corporation wholly owned subsidiary.

          The Company had cash, cash equivalents and investments of $10.5 million and working capital of $12.7 million as of January 31, 2011.

          During the first quarter of fiscal 2011, the Company reported a net loss of $324,000. However, cash flows from operating activities for the three months were $260,000, primarily due to reductions in accounts receivable of $480,000, decrease of $83,000 in accounts payable and the add-back of non-cash expenses totaling $203,000 for depreciation, amortization and stock-based compensation expense.

          For the three months ended January 31, 2011, the Company used $173,000 of cash for the purchase of property and equipment and intangible assets and received $1,239,000 from the sale of maturing investment grade debt instruments described above.

          The Company received cash from financing activities of $60,000 during the three months ended January 31, 2011, which primarily consisted of proceeds from the exercise of stock options and the issuance of shares under the Employee Stock Purchase Plan.

          The Company believes that its liquidity and capital resource needs for fiscal 2011 and the next twelve months will be met through its cash flows resulting from operations, as well as current cash, cash equivalents and investments. In addition, as previously discussed, the Company has developed a market-focused approach to strategically leverage the strength of its MedGraphics brand and worldwide selling and distribution capability. Specifically, the Company has held discussions with various potential strategic product and technology partners. If the Company is successful in concluding any negotiations of this sort, it may use some of its cash and capital resources in the acquisition of new technologies or businesses. Although the Company is continuing to look at a number of these opportunities, it currently has no agreements or understandings with any of these third parties.

Forward Looking Statements.

          The discussion above contains forward-looking statements about Angeion’s future financial results and business prospects that by their nature involve substantial risks and uncertainties. You can identify these statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “plan,” “will,” “target,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans or prospects. Our actual results may differ materially depending on a variety of factors including: (1) national and worldwide economic and capital market conditions; (2) continuing cost-containment efforts in our hospital, clinics, and office market; (3) any changes in the patterns of medical reimbursement that may result from national healthcare reform; (4) our ability to successfully operate our business, including successfully converting our increasing research and development expenditures into new and improved cardiorespiratory diagnostic products and services and selling these products and services under the MedGraphics and New Leaf brand names into existing and new markets; (5) our ability to complete our software development initiatives and migrate our MedGraphics and New Leaf platforms to a next generation technology; (6) our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop; (7) our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers; (8) our ability to expand our international revenue through our distribution partners and our Milan, Italy representative branch office; (9) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products; (10) our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future; (11) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; (12) our dependence on third-party vendors and (13) the ability of new members of our senior management to make a successful transition into their new roles and for all members of senior management to ultimately develop and implement a strategic plan. Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the above discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including the Annual Report on Form 10-K for the year ended October 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

          Management, with the participation of the Company’s chief executive officer, Philip I. Smith, and interim chief financial officer, Larry R. Degen, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

          There have been no changes in internal control over financial reporting that occurred during the first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors

          We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2010. We believe there have been no material changes from the risk factors disclosed in that Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          None.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Reserved

Item 5. Other Information.

Establishment of 2011 Cash Incentive Plan

On March 16, 2011, the Compensation Committee of the Company approved the establishment of the Company’s management cash incentive for 2011 (the “2011 Incentive Plan”) and set the incentive pay opportunities under the 2011 Incentive Plan for the Company’s executive officers: President and Chief Executive Officer Philip I. Smith; Executive Vice President Terrance J. Kapsen, and Interim Chief Financial Officer Larry R. Degen.

Under the 2011 Incentive Plan, the Compensation Committee established target annual performance goals for the Company’s executive officers.  The 2011 annual performance goals with respect to each of these three officers are related to revenues, earnings before interest and taxes (“EBIT”), and attainment of personal goals.  In the case of Mr. Smith, payouts will be based 35% on revenues, 35% on EBIT, and 30% on the attainment of personal goals that were developed by the Compensation Committee and Mr. Smith.  If Mr. Smith achieves target at revenue and EBIT and attains the personal goals, he would receive an incentive plan cash payment equal to 50% of his base salary.  In the case of Mr. Kapsen and Mr. Degen, the payouts will be based 25% on revenues, 25% on EBIT, and 50% on the attainment of personal goals.  If Mr. Kapsen and Mr. Degen achieve target at revenue and EBIT and attain their respective personal goals, they would receive incentive plan cash payments equal to 25% of their base salaries.  Under the 2011 Incentive Plan, the Company must achieve threshold in each of revenue and EBIT before any incentive payments are earned by these officers.  In addition, if the Company exceeds either or both of the revenue and EBIT targets, the percentage of payout for each of the revenue and EBIT components can increase from 35% to 43.75% in the case of Mr. Smith and from 25% to 31.25% in the case of Mr. Kapsen and Mr. Degen, so that their percentage payouts may exceed 100%.

The Board of Directors has retained discretion under the 2011 Incentive Plan to pay incentive plan cash payments in amount higher or lower than those that would otherwise due under the plan.  In addition, all incentive payments are subject to “clawback” to the extent required by federal law.

Philip I. Smith Performance Shares

The Compensation Committee also finalized the terms of the 2011 vesting of Mr. Smith’s performance shares.  Under these terms, Mr. Smith is eligible to attain vesting of 10,000 shares in fiscal 2011 depending upon his attainment of target in revenue (3,333 shares), EBIT (3,333 shares) and personal goals (3,334 shares.)  The metrics under the performance shares are the same as those under 2011 Incentive Plan.  If Mr. Smith achieves threshold with respect to either revenue or EBIT, 20% of his performance shares will vest, with the percentage of shares vesting increasing linearly until target is achieved.  These three performance areas are not interdependent.  Accordingly, Mr. Smith may earn a portion of his performance shares in one area, but not in the others.

Item 6. Exhibits.

31.	Certifications pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

March 17, 2011
	By:	/s/ Philip I. Smith
Philip I. Smith
President and Chief Executive Officer

March 17, 2011
	By:	/s/ Larry R. Degen
Larry R. Degen
Interim Chief Financial Officer