Form 10-Q
period 2011-04-30
ANGEION CORP/MN
filed 2011-06-14
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended April 30, 2011.

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
          Yes ☐ No ☒

As of June 6, 2011, the Company had outstanding 3,800,406 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2011 and October 31, 2010
(In thousands except share and per share data)

	April 30, 2011	October 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,792	$6,943
Short-term investments	1,721	2,721
Accounts receivable, net of allowance for doubtful accounts of $66 and $100 respectively	4,907	5,221
Inventories, net of obsolescence reserve of $529 and $599, respectively	4,047	3,697
Prepaid expenses and other current assets	216	270
Total Current Assets	18,683	18,852

Noncurrent investments	484	722
Property and equipment, net of accumulated depreciation of $3,638 and $3,649, respectively	548	528
Intangible assets, net	1,227	1,279
Total Assets	$20,942	$21,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,152	$1,951
Employee compensation	1,784	2,115
Deferred income	1,670	1,522
Warranty reserve	126	175
Other current liabilities and accrued expenses	367	408
Total Current Liabilities	6,099	6,171

Long-term Liabilities:
Long-term deferred income and other	808	873
Total Liabilities	6,907	7,044
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common Stock, $0.10 par value, authorized 25,000,000 shares, 3,899,621 and 3,862,113 shares issued and 3,780,160 and 3,747,454 shares outstanding at 2011 and 2010, respectively	378	375
Additional paid-in capital	20,642	20,486
Accumulated deficit	(6,993)	(6,531)
Accumulated other comprehensive income	8	7
Total Shareholders’ Equity	14,035	14,337
Total Liabilities and Shareholders’ Equity	$20,942	$21,381

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, in thousands except per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Revenues
Equipment and supply sales	$5,813	$5,961	$11,957	$11,751
Service revenues	987	893	1,896	1,718
	6,800	6,854	13,853	13,469
Cost of revenues
Cost of equipment and supplies	2,515	2,879	5,231	5,776
Cost of service revenue	392	412	748	763
	2,907	3,291	5,979	6,539

Gross margin	3,893	3,563	7,874	6,930

Operating expenses:
Selling and marketing	2,079	1,901	4,126	3,843
General and administrative	937	1,051	2,305	2,153
Research and development	902	1,060	1,663	2,099
Amortization of intangibles	105	105	210	210
	4,023	4,117	8,304	8,305

Operating loss	(130)	(554)	(430)	(1,375)
Other expense	—	—	22	—
Interest income, net	(2)	(3)	(10)	(6)

Loss before income taxes	(128)	(551)	(442)	(1,369)
Provision for income taxes	10	8	20	16

Net loss	$(138)	$(559)	$(462)	$(1,385)

Loss per share:
Basic	$(0.04)	$(0.13)	$(0.12)	$(0.33)
Diluted	$(0.04)	$(0.13)	$(0.12)	$(0.33)

Weighted average common shares outstanding:
Basic	3,772	4,151	3,763	4,152
Diluted	3,772	4,151	3,763	4,152

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended April 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(462)	$(1,385)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	339	392
Stock-based compensation	107	424
(Decrease) increase in allowance for doubtful accounts	(34)	22
(Decrease) increase in inventory obsolescence reserve	(70)	124
Loss on disposal of equipment	22	—
Change in operating assets and liabilities:
Accounts receivable	348	(72)
Inventories	(280)	381
Prepaid expenses and other current assets	54	24
Accounts payable	201	165
Employee compensation	(331)	145
Deferred income	83	87
Warranty reserve	(49)	(2)
Other current liabilities and accrued expenses	(41)	70
Net cash (used in) provided by operating activities	(113)	375

Cash flows from investing activities:
Sales (purchases) of investments	1,239	(1,724)
Purchases of property and equipment and intangible assets	(329)	(124)
Net cash provided by (used in) investing activities	910	(1,848)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	12	10
Proceeds from the exercise of stock options	48	7
Repurchase of common stock	(8)	(135)
Net cash provided by (used in) financing activities	52	(118)

Net increase (decrease) in cash and cash equivalents	849	(1,591)

Cash and cash equivalents at beginning of period	6,943	11,219

Cash and cash equivalents at end of period	$7,792	$9,628

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

          The consolidated balance sheet as of April 30, 2011, the consolidated statements of operations for the three and six months ended April 30, 2011 and 2010, and consolidated statements of cash flows for the six months ended April 30, 2011 and 2010, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2010 was derived from the audited consolidated financial statements as of that date. Operating results for the three and six months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-K for the year ended October 31, 2010.

          Comprehensive loss is a measure of all non-owner changes in shareholders’ equity and includes items such as net loss, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. Comprehensive loss for Angeion Corporation was $138,000 and $559,000 for the three months ended April 30, 2011 and 2010, respectively, and $461,000 and $1,385,000 for the six months ended April 30, 2011 and 2010, respectively.

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

          The Company determined there were no events subsequent to April 30, 2011, that required recognition or disclosure in these consolidated financial statements, except as disclosed in Notes 3 and 11.

          Certain reclassifications of prior year presentations of costs of revenues between the cost of equipment and supplies and the cost of service revenues have been made to conform with current period presentation. The reclassification had no impact on gross margin, net loss or shareholder’s equity.

2.	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company’s products are sold for cash or on unsecured credit terms requiring payment based on the shipment date. Credit terms can vary between customers due to many factors, but are generally, on average, 30-60 days. Revenue, net of discounts, is generally recognized upon shipment or delivery to customers in accordance with written sales terms. Standard sales terms do not include customer acceptance conditions, future credits, rebates, price protection or general rights of return. Although the terms of sales to both domestic customers and international distributors are identical, adherence to these terms is more pervasive with domestic customers than with international customers. In instances when a customer order specifies final acceptance of the system, revenue is deferred until all customer acceptance criteria have been met. Estimated warranty obligations are recorded upon shipment.

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts and supplies was $2,324,000 and $2,232,000 at April 30, 2011 and October 31, 2010, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed. The amount of deferred installation and training revenue was $97,000 and $125,000 at April 30, 2011 and October 31, 2010, respectively.

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

          No customer accounted for more than 10% of revenues for any of the three- or six-month periods ended April 30, 2011 and 2010.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. At April 30, 2011, advance payments from customers aggregated $42,000 and at October 31, 2010, advance payments from customers aggregated $16,000. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

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

          Total share-based compensation expense included in the Company’s statement of operations for the three months ended April 30, 2011 and 2010 was $72,000 and $202,000, respectively and for the six months ended April 30, 2011 and 2010 was $107,000 and $424,000, respectively.

          Stock Options

          A summary of our option activity for the six-month period ended April 30, 2011 and 2010 follows:

	For the six months ended
	April 30, 2011		April 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	600,573	$6.12	695,787	$6.13
Exercised	(49,500)	2.76	(3,000)	2.00
Expired or cancelled	(124,500)	7.05	(25,382)	7.22
Outstanding at end of period	426,573	$6.24	667,405	$6.11

           The following table summarizes information concerning stock options outstanding as of April 30, 2011:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$2.00	8,650	2.44	8,650
2.53	17,000	4.38	17,000
5.08	67,500	3.97	67,500
5.16	38,584	4.33	26,176
5.66	46,668	4.05	40,002
6.23	38,500	1.97	38,500
6.60	70,980	3.16	70,980
7.79	41,500	2.44	41,500
7.86	97,191	3.50	97,191
Total	426,573	3.43	407,499

          The total intrinsic value of options exercised during the three months ended April 30, 2011 and 2010 was $83,000 and $0, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2011 and 2010 was $105,000 and $5,400, respectively. The total intrinsic value of options outstanding and exercisable at April 30, 2011 was $63,000, which was calculated using the closing stock price as of April 30, 2011 less the exercise price of in-the-money options. The Company issues new shares when stock options are exercised. Cash received from the exercise of stock options was $48,000 and $7,000 for the six months ended April 30, 2011 and 2010, respectively and there was no related tax benefit realized due to the Company’s current tax loss position. Unrecognized compensation expense related to outstanding stock options as of April 30, 2011 was $27,000, is expected to be recognized over a weighted average period of 0.28 years, and will be adjusted for any future changes in estimated forfeitures.

         Valuation Assumptions

          The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company did not grant any options during the six months ended April 30, 2011 or 2010.

          Restricted Stock Awards

          Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards is established by the market price on the date of its grant.

          The following table summarizes the Company’s Board of Directors’ authorized issuance of restricted stock awards and the awards unvested and outstanding at April 30, 2011:

Award Date	Award Shares	Vesting Period	Outstanding at April 30, 2011
August 28, 2008	74,667	Over three-year period	10,664
June 3, 2009	180,668	Over three-year period	59,552
December 15, 2010	25,000	Over three-year period	25,000
March 16, 2011	10,000	Performance shares, for period through October 31, 2011	10,000
April 11, 2011	14,245	Through October 31, 2011	14,245
	304,580		119,461

          As of April 30,2011, 98,677 of the 304,580 shares awarded have vested, 86,442 were forfeited and 119,461 are outstanding and subject to future vesting. The award issued on March 16, 2011 is a performance share award that would have vested if operating performance criteria for the fiscal year ended October 31, 2011 were achieved. Subsequent to April 30, 2011, the employee recipient of that performance share award terminated employment and (i) that award, (ii) 4,444 of a June 3, 2009 award and (iii) the December 15, 2010 25,000 share award were forfeited. The Company did not grant any restricted stock awards during the six months ended April 30, 2010.

          Unrecognized compensation expense related to outstanding restricted stock awards as of April 30, 2011 was $175,000. The Company expects to recognize this over a weighted average period of 1.82 years.

           Employee Stock Purchase Plan

          The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 95% (increased effective January 1, 2007) of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2010, employees purchased 2,972 shares at a price of $3.78 per share. As of April 30, 2011, the Company has withheld approximately $6,000 from employees participating in the phase that began on January 1, 2011. At April 30, 2011, 51,705 shares of common stock were available for future purchase under the Stock Plan.

          The following table presents the statement of operations classification of pre-tax stock-based compensation expense recognized for the three and six months ended April 30, 2011 and 2010:

	Three months ended April 30		Six months ended April 30
(In thousands)	2011	2010	2011	2010
Cost of revenues	$1	$16	$3	$31
Selling and marketing	22	42	46	88
General and administrative	39	122	38	259
Research and development	10	22	20	46
Stock-based compensation expense	72	$202	107	$424

4.	Inventories

          Inventories consisted of the following at April 30, 2011 and October 31, 2010:

(In thousands)	2011	2010
Raw materials	$986	$977
Work-in-Process	203	233
Finished goods	2,858	2,487
	$4,047	$3,697

5.	Intangible Assets

          Intangible assets consisted of the following at April 30, 2011 and October 31, 2010:

(In thousands)	2011	2010
Intangible assets:
Developed technology	$6,835	$6,820
Trademarks (unamortized)	67	62
Capitalized software in progress	357	219
	7,259	7,101

Amortization	(6,032)	(5,822)
	$1,227	$1,279

          The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from seven to ten years. Amortization expense was $210,000 and $210,000 for the six months ended April 30, 2011 and 2010, respectively. Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of April 30, 2011 is as follows:

(In thousands)	Amortization
Six months ending October 31, 2011	$211
2012	420
$631

          The above table does not include estimated amortization expense for patents and capitalized software of $529,000, included in developed technology, that are not yet placed in service.

6.	Warranty Reserve

          Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment. Warranty provisions and claims for the six months ended April 30, 2011 and 2010 were as follows:

(In thousands)	2011	2010
Balance, beginning of period	$175	$143
Warranty provisions based on units sold	84	118
Periodic reserve adjustments	(35)	(4)
Warranty claims	(98)	(116)
Balance, end of period	$126	$141

7.	Net Loss per Share

          Basic income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period. Diluted income (loss) per share is computed similarly to basic income (loss) per share except that in computing income per share the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options or warrants and vesting of restricted stock awards, if these events are dilutive. The number of additional shares is calculated by assuming that shares are issued from the exercise of outstanding stock options or warrants and the vesting of outstanding restricted share grants and that the cash proceeds from the exercise and the employment value represented by the unamortized stock-based compensation were used to acquire shares of common stock at the average market price during the reporting period.

          Shares used in the loss per share computations are as follows:

	Three months Ended April 30		Six months Ended April 30,
(In thousands)	2011	2010	2011	2010
Weighted average common shares outstanding – basic	3,772	4,151	3,763	4,152
Dilutive effect of stock options and restricted stock awards	—	—	—	—
Weighted average common shares outstanding – diluted	3,772	4,151	3,763	4,152

8.	Income Taxes

          The Company has recorded a provision for taxes from operations of $10,000 and $8,000 for the three months ended April 30, 2011 and 2010, respectively. For the six-month periods ended April 30, 2011 and 2010, the provision for taxes from operations was $20,000 and $16,000, respectively.

          At October 31, 2010, the reserve for uncertain tax positions was $39,000 and did not change during the first two quarters of fiscal 2011. The entire amount of the reserve related to uncertainties regarding income tax nexus with various states in which the Company operates. Included in the reserve is $14,000 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

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

          The Company files a consolidated federal income tax return in the United States Federal jurisdiction and files various combined and separate tax returns in several state and local jurisdictions. With limited exceptions, the Company is no longer subject to United States federal, state and local tax examinations by tax authorities for fiscal years ending prior to November 1, 2008. There is no statute of limitations for assessments related to jurisdictions where the Company may have a nexus but has chosen not to file an income tax return.

          The Company had a federal net operating loss (“NOL”) carry forward at October 31, 2010 of approximately $16.3 million. This amount is the remaining utilizable NOL carry forward following the application of a limit due to an ownership change under Internal Revenue Code Section 382 that occurred during the fourth quarter of fiscal year 2006. This NOL carry forward is available to offset a portion of taxes payable in future years. If not used, this NOL carry forward will expire in the years 2010 through 2029. The Company also has $109,000 of alternative minimum tax credit carry forwards that do not have expiration dates. Even though the Company has substantial NOL carry forwards, any income may still be subject to U.S. and State alternative minimum taxes.

          The Company has recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future. Although this determination was made in a prior fiscal year, it is still applicable as of April 30, 2011, and the Company will continue to assess the need for a full valuation allowance in future quarters. Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $0.9 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

9.	Litigation

          From time to time, the Company is also subject to claims and lawsuits that have been filed in the ordinary course of business. From time to time, the Company initiates lawsuits against others to enforce patents or to seek collection of debts in the ordinary course of business. There is no material pending or outstanding litigation at the current time.

10.	Separation Accrual

          During the first quarter of fiscal 2011, the Company incurred a charge of $418,000 included in general and administrative expenses, consisting of an accrual of separation payments for the former chief executive officer (CEO) of $451,000 reduced by the effect of forfeitures of previously expensed unvested option and restricted stock award costs.

          The following table reconciles 2011 second quarter activity for accrued separation expenses.

(In thousands)	2011
Balance, beginning of period	$417
Separation payments	(99)
Balance, end of period	$318

The following table reconciles 2011 year-to-date activity for accrued separation expenses

(In thousands)	2011
Balance, beginning of period	$ ―
Separation accrual	451
Separation payments	(133)
Balance, end of period	$318

11.	Commitment

          On April 15, 2011, the Company’s Board of Directors authorized the repurchase of up to $2,000,000 of its outstanding shares of common stock in the open market or privately negotiated transactions in the period until April 30, 2012. Subsequent to the quarter end, the Board increased this authorization to $3,000,000 for the same period. No repurchases have been made within this authorization at April 30, 2011.

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

          Total revenues for the second quarter of 2011 were $6.8 million, a decrease of 0.8% from $6.9 million in 2010. Operating expenses for the second quarter of 2011 were $4.0 million, a decrease of 2.3% from the same period in 2010. Net loss for the three months ended April 30, 2011 was $138,000, or $0.04 per share, compared to a net loss of $559,000, or $0.13 per share, for the same period in 2010.

          Total revenues for the six months ended April 30, 2011 were $13.9 million, an increase of 2.9% from $13.5 million in 2010. Operating expenses for the six months ended April 30, 2011 were $8.3 million, unchanged from the same period in 2010. Net loss for the six months ended April 30, 2011 was $462,000, or $0.12 per share, compared to a net loss of $1.4 million, or $0.33 per share, for the same period in 2010.

Results of Operations

          The following table contains selected information from the Company’s consolidated statements of operations, expressed as a percentage of revenues:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.7	48.0	43.2	48.5
Gross margin	57.3	52.0	56.8	51.5

Operating expenses:
Selling and marketing	30.6	27.7	29.8	28.5
General and administrative	13.8	15.3	16.6	16.0
Research and development	13.3	15.5	12.0	15.6
Amortization of intangibles	1.5	1.6	1.5	1.6
	59.2	60.1	59.9	61.7
Operating income (loss)	(1.9)	(8.1)	(3.1)	(10.2)
Other expense	—	—	0.2	—
Interest income	0.0	0.0	(0.1)	0.0
Income (loss) before taxes	(1.9)	(8.1)	(3.2)	(10.2)
Provision for taxes	0.1	0.1	0.1	0.1
Net income (loss)	(2.0%)	(8.2%)	(3.3%)	(10.3%)

          The following paragraphs discuss the Company’s performance for the three- and six-month periods ended April 30, 2011 and 2010.

Revenue

          Total revenue for the three and six months ended April 30, 2011, increased (decreased) by (0.8%) and 2.9%, respectively, compared to the same periods in 2010. Domestic revenue for the three months ended April 30, 2011 increased by 1.4% and international revenue decreased by 9.0% from prior year period levels, with decreases in international revenues broadly based across all geographic regions, except the Americas, which accounted for modest increases.

          The increase in revenue of $0.4 million for the six-month period ended April 30, 2011 was primarily due to domestic performance offset by reduced second quarter international sales due to the general economic conditions therein.

Gross Margin

          Gross margin percentage for the three and six months ended April 30, 2011 increased to 57.3% and 56.8% of revenue, respectively, compared to 52.0% and 51.5%, respectively, for the same periods in 2010. Gross margin percentage for the three- and six-month periods increased as a result of continuing manufacturing efficiencies following right sizing actions taken in the third quarter of fiscal 2010. We expect that the effects of manufacturing efficiencies at these sales levels will continue in the remaining fiscal 2011 quarters.

Selling and Marketing

          Selling and marketing expenses increased to $2.1 million and $4.1 million, respectively, for the three- and six-month periods ended April 30, 2011 from $1.9 million and $3.8 million for the same periods in 2010. Expenses for the three-month period ended April 30, 2011 increased from personnel transfers from research and development to sales and marketing roles by $98,000 and decreased from incentive programs by $30,000. Expenses for the six-month period ended April 30, 2011 increased from personnel additions and transfers from research and development roles by $73,000 and $178,000, respectively and decreased from incentive programs by $30,000. Stock-based compensation expenses decreased by $20,000 and $42,000 for the three and six months ended April 30, 2011, respectively, compared to the prior year periods.

General and Administrative

          For the three months ended April 30, 2011, general and administrative expenses decreased by $114,000, or 10.8%, compared to the same period in 2010, due primarily to $39,000 in decreased compensation related costs resulting from administrative staff changes in fiscal 2010 and 2011 and $83,000 in reduced stock-based compensation related to employee and board of director changes occurring in the second half of fiscal 2010.

          For the six months ended April 30, 2011, general and administrative expenses increased $152,000 compared to the same period in 2010. This increase included a charge of $418,000 (net of a $33,000 offset for reduction in stock-based compensation) related to the separation of our former chief executive officer in the 2011 first fiscal quarter. The general and administrative costs without this charge decreased $266,000, due primarily to $106,000 in decreased compensation related costs resulting from administrative staff changes in fiscal 2010 and 2011 and $188,000 in reduced stock-based compensation related to other employee and board of director changes occurring in the second half of fiscal 2010. Certain of these cost reductions are not expected to be ongoing as additional hires to refill open positions have occurred following the close of the 2011 fiscal second quarter.

Research and Development

          Research and development expenses for the three and six months ended April 30, 2011 were $0.9 and $1.7 million, respectively, compared to $1.1 and $2.1 million, respectively, for the same periods in 2010.

          Expense reductions in the three and six months ended April 30, 2011 compared to the same periods in 2010 were primarily for roles transferred to selling and marketing and the effects of the product development expense cycle. In the 2010 fiscal first and second quarter, the Company expensed all expenditures related to its ongoing research and development project to migrate the MedGraphics and New Leaf products operating software platform to next-generation technologies, given the planning and development nature of these expenditures. Staff personnel and consulting time related to planning and development expenses were reduced by $98,000 and $189,000 in the three and six months ended April 30, 2011, respectively, offset by $55,000 of recruiting costs in the second quarter of fiscal 2011 related to the addition of a vice president of engineering who was hired after quarter end. In addition, approximately $48,000 and $138,000 of incurred costs were capitalized in fiscal 2011 as software-in-progress for the three and six months ended April 30, 2011, respectively, since these projects have achieved “technological feasibility.” As we have discussed previously, while this capitalized cost spending affects our cash flows and to a lesser extent our net loss, we believe that these investments provide the foundation for a future product pipeline of new integrated patient care and consumer health programs that will deliver sustained growth. The majority of these software projects will be ongoing until late fiscal 2011, with a portion continuing into fiscal 2012, when we expect the benefits of this effort will become available for use in our product offerings.

Amortization of Intangibles

          Amortization of developed technology was $105,000 and $210,000, respectively, for the three and six months ended April 30, 2011 and 2010, respectively.

Interest Income

          Interest income for the three- and six-month periods ended April 30, 2011 (decreased)/increased to ($1,000) and $4,000, respectively, compared to the same periods in 2010. The Company maintains the highest degree of safety in its investments, while avoiding the investment risk of other forms of available investments, and has purchased short and medium term bank certificates of deposit and United States Treasury Bills to improve its interest return as rates have declined to historic low rates in the past several quarters.

Provision for Income Taxes

          The Company is required to present the provision for taxes as if it were fully taxable in accordance with Financial Accountings Standards Board (“FASB”) Accounting Standards Codification 852-740. In prior years, the Company utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards available. During the three and six month periods ended April 30, 2011 and 2010, the Company did not use any tax benefits related to pre-emergence bankruptcy NOLs. See note 8 to the consolidated financial statements, “Income Taxes,” in this Form 10-Q for additional discussion of the accounting for income taxes.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by its operations.

          The Company had cash, cash equivalents and investments of $10.0 million and working capital of $12.6 million as of April 30, 2011. During the first half of fiscal 2011, the Company reported a net loss of $462,000. However, cash flows used in operating activities were $113,000, primarily due to reductions of $348,000 in accounts receivables, increases in inventory of $280,000, decreases of $47,000 in accounts payable, accrued employee compensation and deferred income, collectively resulting from working capital management and seasonal payments, together with the add-back of non-cash expenses totaling $446,000 for depreciation, amortization and stock-based compensation.

          For the six months ended April 30, 2011, the Company used $329,000 in cash for the purchase of property and equipment and intangible assets and generated $1,239,000 from the sale of investments.

          The Company generated cash from financing activities of $52,000 during the six months ended April 30, 2011, which primarily consisted of $60,000 proceeds from (i) the exercise of stock options and (ii) the issuance of shares under the Employee Stock Purchase Plan.

          During the second quarter of fiscal 2011, the Company announced its Board of Directors’ authorization to repurchase up to $2,000,000 worth of its outstanding shares in the open market or in privately negotiated transactions, from time to time, in the period until April 30, 2012. Subsequent to the quarter end, the Board increased this authorization to $3,000,000 for the same period.

          The Company believes that its liquidity and capital resource needs for fiscal 2011 and the next twelve months will be met through its current cash, cash equivalents and investments, as well as cash flows resulting from operations. In addition, as previously announced, the Company has developed a market-focused approach to strategically leverage the strength of its MedGraphics brand and worldwide selling and distribution capability. The Company may also use some of its cash and capital resources in the acquisition of new businesses, technologies or products that complement its existing products. Specifically, from time to time, the Company engages in discussions with other companies concerning the development or acquisition of new or complementary products. Although the Company is continuing to look at a number of these opportunities, it currently has no agreements or understandings with any of these third parties.

Forward Looking Statements.

          The discussion above contains forward-looking statements about Angeion’s future financial results and business prospects that by their nature involve substantial risks and uncertainties. You can identify these statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “plan,” “will,” “target,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans or prospects. Our actual results may differ materially depending on a variety of factors including: (1) national and worldwide economic and capital market conditions; (2) continuing cost-containment efforts in our hospital, clinic, and office market; (3) any changes in the patterns of medical reimbursement that may result from national healthcare reform; (4) our ability to successfully operate our business, including successfully converting our increasing research and development expenditures into new and improved cardiorespiratory diagnostic products and services and selling these products and services under the MedGraphics and New Leaf brand names into existing and new markets; (5) our ability to complete our software development initiatives and migrate our MedGraphics and New Leaf platforms to a next generation technology; (6) our ability to maintain our cost structure at a level that is appropriate to our near-to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop; (7) our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers; (8) our ability to expand our international revenue through our distribution partners and our Milan, Italy representative branch office; (9) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products; (10) our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future; (11) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; (12) our dependence on third-party vendors; and (13) the ability of new members of our senior management to make a successful transition into their new roles and for all members of senior management to ultimately develop and implement a strategic plan. Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the above discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including the Annual Report on Form 10-K for the year ended October 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

          Management, with the participation of the Company’s interim chief executive officer, Gregg O. Lehman, and chief financial officer, Robert M. Wolf, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

          There have been no changes in internal control over financial reporting that occurred during the second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          In the three months ended April 30, 2011, the Company repurchased shares of its common stock, as follows:

Issuer Purchases of Equity Securities(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 1-28, 2011	—	—	—	—
March 1-31, 2011(2)	1,658	$4.89	—	—
April 1-30, 2011	—	—	—	—
Total	1,658	$4.89	—	$3,000,000

          (1)On April 15, 2011, the Company announced that its Board of Directors had authorized an extension to its stock repurchase program under which Angeion may repurchase up to and additional $2,000,000 of its outstanding shares of common stock in the open market or in privately negotiated transactions, over a twelve-month period ending April 30, 2012. On May 26, 2011, the Company announced this amount had been increased to $3,000,000.

          (2)The Company withheld 1,658 shares for the payment of required payroll withholding taxes in connection with the March 22, 2011 exercise of 10,500 outstanding stock options originally granted September 15, 2005 to an employee. The value of these shares on March 22, 2011 was $4.89 per share.

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

ANGEION CORPORATION
(Registrant)

June 14, 2011	By:	/s/ Gregg O. Lehman
Gregg O. Lehman
Interim Chief Executive Officer

June 14, 2011	By:	/s/ Robert M. Wolf
Robert M. Wolf
Chief Financial Officer