Form 10-Q
period 2011-07-31
ANGEION CORP/MN
filed 2011-09-14
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended July 31, 2011.

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

Yes ☐          No ☒

As of September 8, 2011, the Company had outstanding 3,917,648 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

July 31, 2011 and October 31, 2010

(In thousands except share and per share data)

	July 31, 2011	October 31, 2010
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$8,084	$6,943
Short-term investments	964	2,721
Accounts receivable, net of allowance for doubtful accounts of $46 and $100, respectively	4,701	5,221
Inventories, net of obsolescence reserve of $572 and $599, respectively	4,131	3,697
Prepaid expenses and other current assets	246	270
Total Current Assets	18,126	18,852

Noncurrent investments	—	722
Property and equipment, net of accumulated depreciation of $3,706 and $3,649, respectively	492	528
Intangible assets, net	1,204	1,279
Total Assets	$19,822	$21,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,819	$1,951
Employee compensation	1,187	2,115
Deferred income	1,770	1,522
Warranty reserve	115	175
Other current liabilities and accrued expenses	300	408
Total Current Liabilities	5,191	6,171

Long-term Liabilities:
Long-term deferred income and other	761	873
Total Liabilities	5,952	7,044
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common Stock, $0.10 par value, authorized 25,000,000 shares, 3,897,243 and 3,862,113 shares issued and 3,768,417 and 3,747,454 shares outstanding at 2011 and 2010, respectively	377	375
Additional paid-in capital	20,563	20,486
Accumulated deficit	(7,074)	(6,531)
Accumulated other comprehensive income	4	7
Total Shareholders’ Equity	13,870	14,337
Total Liabilities and Shareholders’ Equity	$19,822	$21,381

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Revenues
Equipment and supplies	$5,761	$6,207	$17,718	$17,958
Service	1,086	913	2,982	2,631
	6,847	7,120	20,700	20,589
Cost of revenues
Cost of equipment and supplies	2,516	2,619	7,747	8,331
Cost of service revenue	384	385	1,132	1,212
	2,900	3,004	8,879	9,543

Gross margin	3,947	4,116	11,821	11,046

Operating expenses:
Selling and marketing	1,995	1,967	6,121	5,810
General and administrative	914	1,142	3,219	3,295
Research and development	1,012	768	2,675	2,867
Amortization of intangibles	105	105	315	315
	4,026	3,982	12,330	12,287

Operating (loss) income	(79)	134	(509)	(1,241)
Other expense	(2)	—	(24)	—
Interest income, net	10	—	20	6

(Loss) income before income taxes	(71)	134	(513)	(1,235)
Provision for income taxes	10	8	30	24

Net (loss) income	$(81)	$126	$(543)	$(1,259)

(Loss) income per share:
Basic	$(0.02)	$0.03	$(0.14)	$(0.30)
Diluted	$(0.02)	$0.03	$(0.14)	$(0.30)

Weighted average common shares outstanding:
Basic	3,792	4,131	3,772	4,145
Diluted	3,792	4,241	3,772	4,145

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended July 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(543)	$(1,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	514	584
Stock-based compensation	198	576
(Decrease) increase in allowance for doubtful accounts	(54)	(13)
(Decrease) increase in inventory obsolescence reserve	(27)	20
Loss on disposal of equipment	24	—
Change in operating assets and liabilities:
Accounts receivable	574	(319)
Inventories	(407)	327
Prepaid expenses and other current assets	24	53
Accounts payable	(132)	21
Employee compensation	(928)	46
Deferred income	136	(36)
Warranty reserve	(60)	(8)
Other current liabilities and accrued expenses	(108)	84
Net cash (used in) provided by operating activities	(789)	76

Cash flows from investing activities:
Sales (purchases) of investments	2,476	(3,436)
Purchases of property and equipment and intangible assets	(427)	(251)
Net cash provided by (used in) investing activities	2,049	(3,687)

Cash flows used in financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	20	18
Proceeds from the exercise of stock options	48	7
Repurchase of common stock	(148)	(299)
Repurchase of common stock upon vesting of restricted stock grants	(39)	(60)
Net cash used in financing activities	(119)	(334)

Net increase (decrease) in cash and cash equivalents	1,141	(3,945)

Cash and cash equivalents at beginning of period	6,943	11,219

Cash and cash equivalents at end of period	$8,084	$7,274

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

The consolidated balance sheet as of July 31, 2011, the consolidated statements of operations for the three and nine months ended July 31, 2011 and 2010, and consolidated statements of cash flows for the nine months ended July 31, 2011 and 2010, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2010 was derived from the audited consolidated financial statements as of that date. Operating results for the three and nine months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-K for the year ended October 31, 2010.

Comprehensive (loss) income is a measure of all non-owner changes in shareholders’ equity and includes items such as net loss, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. Comprehensive (loss) income for Angeion Corporation was ($85,000) and $129,000 for the three months ended July 31, 2011 and 2010, respectively, and ($546,000) and ($1,256,000) for the nine months ended July 31, 2011 and 2010, respectively.

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities made in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates include accounts receivable, product warranty and inventory reserves, a deferred tax asset valuation allowance, and depreciable lives of property, equipment and intangible assets.

The Company determined there were no events subsequent to July 31, 2011, that required recognition or disclosure in these consolidated financial statements.

Certain reclassifications of prior period presentations of costs of revenues between the cost of equipment and supplies and the cost of service revenues have been made to conform with current period presentation. The reclassifications had no impact on gross margin, net loss or shareholders’ equity.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts and supplies was $2,362,000 and $2,232,000 at July 31, 2011 and October 31, 2010, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed. The amount of deferred installation and training revenue was $110,000 and $125,000 at July 31, 2011 and October 31, 2010, respectively.

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

No customer accounted for more than 10% of revenues for any of the three- or nine-month periods ended July 31, 2011 and 2010.

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

Total share-based compensation expense included in the Company’s statement of operations for the three months ended July 31, 2011 and 2010 was $89,000 and $152,000, respectively and for the nine months ended July 31, 2011 and 2010 was $198,000 and $576,000, respectively.

Stock Options

A summary of our option activity for the nine-month period ended July 31, 2011 and 2010 follows:

	For the nine months ended
	July 31, 2011		July 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	600,573	$6.12	695,787	$6.13
Exercised	(49,500)	2.76	(3,000)	2.00
Expired or cancelled	(157,166)	6.77	(48,380)	6.64
Outstanding at end of period	393,907	$6.28	644,407	$6.11

The following table summarizes information concerning stock options outstanding as of July 31, 2011:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$ 2.00	8,650	2.19	8,650
2.53	17,000	4.13	17,000
5.08	52,500	4.82	52,500
5.16	38,251	4.08	26,176
5.66	46,668	3.80	46,668
6.23	24,500	2.79	24,500
6.60	67,647	3.06	67,647
7.79	41,500	2.19	41,500
7.86	97,191	3.25	97,191
Total	393,907	3.45	381,832

The total intrinsic value of options exercised during the three months ended July 31, 2011 and 2010 was $0. The total intrinsic value of options exercised during the nine months ended July 31, 2011 and 2010 was $105,000 and $15,000, respectively. The total intrinsic value of options outstanding and exercisable at July 31, 2011 was $56,000, which was calculated using the closing stock price as of July 31, 2011 less the exercise price of in-the-money options. The Company issues new shares when stock options are exercised. Cash received from the exercise of stock options was $48,000 and $7,000 for the nine months ended July 31, 2011 and 2010, respectively and there was no related tax benefit realized due to the Company’s current tax loss position. Unrecognized compensation expense related to outstanding stock options as of July 31, 2011 was $5,000, is expected to be recognized over a weighted average period of 0.08 years, and will be adjusted for any future changes in estimated forfeitures.

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company did not grant any options during the nine months ended July 31, 2011 or 2010.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the award recipient leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards is established by the market price on the date of its grant.

The following table summarizes the Company’s Board of Directors’ authorized issuance of restricted stock awards and the awards unvested and outstanding at July 31, 2011:

Award Date	Award Shares	Vesting Period	Outstanding and Unvested at July 31, 2011
August 28, 2008	74,667	Over three-year period	10,664
June 3, 2009	180,668	Over three-year period	27,552
December 15, 2010	25,000	Over three-year period	—
March 16, 2011	10,000	Performance shares, for period through October 31, 2011	—
April 11, 2011	14,245	Through October 31, 2011	14,245
May 16, 2011	40,000	Over three-year period	40,000
May 26, 2011	36,365	Through earlier of 2012 annual meeting or May 25, 2012	36,365
	380,945		128,826

As of July 31, 2011, 126,223 of the 380,945 shares awarded have vested, 125,886 were forfeited and 128,826 are outstanding and subject to future vesting. The Company granted 125,610 restricted stock awards during the nine months ended July 31, 2011.

Unrecognized compensation expense related to outstanding restricted stock awards as of July 31, 2011 was $245,000. The Company expects to recognize this over a weighted average period of 2.21 years.

Employee Stock Purchase Plan

The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 95% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2010 and June 30, 2011, employees purchased 2,972 and 2,065 shares at prices of $3.78 and $4.41 per share, respectively. As of July 31, 2011, the Company has withheld approximately $2,000 from employees participating in the phase that began on July 1, 2011. At July 31, 2011, 49,640 shares of common stock were available for future purchase under the Stock Plan.

The following table presents the statement of operations classification of pre-tax stock-based compensation expense recognized for the three and nine months ended July 31, 2011 and 2010:

	Three months ended July 31,		Nine months ended July 31,
(In thousands)	2011	2010	2011	2010
Cost of revenues	$2	$(6)	$5	$25
Selling and marketing	29	44	85	132
General and administrative	47	93	85	352
Research and development	11	21	23	67
Total	$89	$152	$198	$576

4.           Inventories

Inventories consisted of the following at July 31, 2011 and October 31, 2010:

(In thousands)	2011	2010
Raw materials	$1,161	$977
Work-in-Process	223	233
Finished goods	2,747	2,487
	$4,131	$3,697

5.           Intangible Assets

Intangible assets consisted of the following at July 31, 2011 and October 31, 2010:

(In thousands)	2011	2010
Intangible assets:
Developed technology	$6,836	$6,820
Trademarks (unamortized)	67	62
Capitalized software in progress	438	219
	7,341	7,101

Amortization	(6,137)	(5,822)
	$1,204	$1,279

The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from seven to ten years. Amortization expense was $315,000 for each of the nine months ended July 31, 2011 and 2010. Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of July 31, 2011 is as follows:

(In thousands)	Amortization
Three months ending October 31, 2011	$106
2012	420
$526

The above table does not include estimated amortization expense for patents and capitalized software of $611,000, included in developed technology, that are not yet placed in service.

6.           Warranty Reserve

Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment. Warranty provisions and claims for the nine months ended July 31, 2011 and 2010 were as follows:

(In thousands)	2011	2010
Balance, beginning of period	$175	$143
Warranty provisions based on units sold	157	176
Periodic reserve adjustments	1	(14)
Warranty claims	(218)	(170)
Balance, end of period	$115	$135

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

Shares used in the loss per share computations are as follows:

	Three months Ended July 31,		Nine months Ended July 31,
(In thousands)	2011	2010	2011	2010
Weighted average common shares outstanding – basic	3,792	4,131	3,772	4,145
Dilutive effect of stock options and restricted stock awards	—	110	—	—
Weighted average common shares outstanding – diluted	3,792	4,241	3,772	4,145

8.           Income Taxes

The Company has recorded a provision for taxes from operations of $10,000 and $8,000 for the three months ended July 31, 2011 and 2010, respectively. For the nine-month periods ended July 31, 2011 and 2010, the provision for taxes from operations was $30,000 and $24,000, respectively.

At October 31, 2010, the reserve for uncertain tax positions was $39,000 and did not change during the first three quarters of fiscal 2011. The entire amount of the reserve related to uncertainties regarding income tax nexus with various states in which the Company operates. Included in the reserve is $14,000 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

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

The Company had a federal net operating loss (“NOL”) carry forward at October 31, 2010 of approximately $16.3 million. This amount is the remaining utilizable NOL carry forward following the application of a limit due to an ownership change under Internal Revenue Code Section 382 that occurred during the fourth quarter of fiscal year 2006 and NOL’s generated since then. These NOL carry forwards are available to offset a portion of taxes payable in future years. If not used, these NOL carry forwards will expire in the years 2011 through 2029. The Company also has $109,000 of alternative minimum tax credit carry forwards that do not have expiration dates. Even though the Company has substantial NOL carry forwards, any income may still be subject to U.S. and State alternative minimum taxes.

The Company has recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future. Although this determination was made in a prior fiscal year, it is still applicable as of July 31, 2011, and the Company will continue to assess the need for a full valuation allowance in future quarters. Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $0.9 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

9.           Litigation

From time to time, the Company is subject to claims and lawsuits that have been filed in the ordinary course of business. Also, from time to time, the Company initiates lawsuits against others to enforce patents or to seek collection of debts in the ordinary course of business. There is no material pending or outstanding litigation at the current time.

10.        Separation Accrual

During the first quarter of fiscal 2011, the Company incurred a charge of $418,000 included in general and administrative expenses, consisting of an accrual of separation payments for the former chief executive officer of $451,000 reduced by the effect of forfeitures of previously expensed unvested option and restricted stock award costs.

During the third quarter of fiscal 2011, the Company incurred a charge of $91,000 included in general and administrative expenses, consisting of an accrual of separation payments for a second former chief executive officer of $176,000 reduced by the effect of forfeitures of previously expensed unvested option and restricted stock award costs and the reversal of short-term management incentives accrued in the first and second quarters of fiscal 2011.

The following table reconciles 2011 third quarter activity for accrued separation expenses.

(In thousands)	2011
Balance, beginning of period	$318
Separation accrual	176
Separation payments	(268)
Balance, end of period	$226

The following table reconciles 2011 year-to-date activity for accrued separation expenses.

(In thousands)	2011
Balance, beginning of period	$—
Separation accrual	627
Separation payments	(401)
Balance, end of period	$226

11.        Commitment

On April 15, 2011, the Company’s Board of Directors authorized the repurchase of up to $2,000,000 of its outstanding shares of common stock in the open market or privately negotiated transactions in the period until July 31, 2012. On May 26, 2011, the Board increased this authorization to $3,000,000 for the same period. The Company repurchased 34,166 shares at an average price of $4.28 in the quarter ended July 31, 2011. The remaining approved authorization is $2,852,000 at July 31, 2011.

On August 16, 2011, the Company extended its lease on its Vadnais Heights manufacturing facility for an additional 12 months to December 31, 2012. The remaining commitment on this lease at July 31, 2011 is $425,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Total revenues for the third quarter of fiscal 2011 were $6.8 million, a decrease of 3.8% from $7.1 million in fiscal 2010. Operating expenses for the third quarter of fiscal 2011 were $4.0 million, an increase of 1.1% from the same period in fiscal 2010. Net loss for the three months ended July 31, 2011 was ($81,000), or ($0.02) per share, compared to a net income of $126,000, or $0.03 per share, for the same period in fiscal 2010.

Total revenues for the nine months ended July 31, 2011 were $20.7 million, an increase of 0.5% from $20.6 million in fiscal 2010. Operating expenses for the nine months ended July 31, 2011 were $12.3 million, unchanged from the same period in fiscal 2010. Net loss for the nine months ended July 31, 2011 was $543,000, or $0.14 per share, compared to a net loss of $1.3 million, or $0.30 per share, for the same period in fiscal 2010.

Results of Operations

The following table contains selected information from the Company’s consolidated statements of operations, expressed as a percentage of revenues:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.4	42.2	42.9	46.3
Gross margin	57.6	57.8	57.1	53.7

Operating expenses:
Selling and marketing	29.1	27.6	29.6	28.2
General and administrative	13.3	16.0	15.6	16.0
Research and development	14.8	10.8	12.9	14.0
Amortization of intangibles	1.5	1.5	1.5	1.5
	58.8	55.9	59.6	59.7
Operating income (loss)	(1.2)	1.9	(2.5)	(6.0)
Other expense	—	—	(0.1)	—
Interest income	0.1	0.0	0.1	0.0
Income (loss) before taxes	(1.1)	1.9	(2.5)	(6.0)
Provision for taxes	0.1	0.1	0.1	0.1
Net income (loss)	(1.2)%	1.8%	(2.6)%	(6.1)%

The following paragraphs discuss the Company’s performance for the three- and nine-month periods ended July 31, 2011 and 2010.

Revenue

Total revenue for the three and nine months ended July 31, 2011, (decreased) increased by (3.8)% and 0.5%, respectively, compared to the same periods in fiscal 2010. Domestic revenue for the three months ended July 31, 2011 increased by 4.7% and international revenue decreased by 31.9% from prior year period levels, with decreases in international revenues, from what we believe is general financial tightening, broadly based geographically. The increase in revenue of $0.1 million for the nine-month period ended July 31, 2011 was primarily due to the $0.7 million domestic revenue increase offset by reduced international sales, primarily in our European and Latin America regions.

Gross Margin

Gross margin percentage for the three and nine months ended July 31, 2011 decreased 0.2 percentage points to 57.6% and increased 3.4 percentage points to 57.1% of revenue, respectively, compared to 57.8% and 53.7%, respectively, for the same periods in fiscal 2010. Gross margin percentage for the nine-month period increased as a result of continuing manufacturing efficiencies following right sizing actions taken in the third fiscal quarter of 2010. Gross margins for the three-month period ended July 31, 2011 are comparable to the 2010 fiscal third quarter level. Overall, we expect to sustain gross margins in the mid-50% range absent significant changes in volume and mix of products.

Selling and Marketing

Selling and marketing expenses were unchanged for the three-month period ended July 31, 2011, and increased to $6.1 million for the nine-month period ended July 31, 2011 from $5.8 million for the same periods in fiscal 2010. Expenses for the three-month period ended July 31, 2011 increased from personnel transfers from research and development to sales and marketing roles by $77,000 and decreased from incentive programs by $50,000. Expenses for the nine-month period ended July 31, 2011 increased from personnel additions and transfers from research and development roles by $87,000 and $255,000, respectively and decreased from incentive programs by $80,000. Stock-based compensation expenses decreased by $15,000 and $47,000 for the three and nine months ended July 31, 2011, respectively, compared to the prior year periods.

General and Administrative

For the three months ended July 31, 2011, general and administrative expenses decreased by $228,000, or 20.0%, compared to the same period in fiscal 2010, due primarily to $135,000 in decreased compensation related costs and $46,000 in reduced stock-based compensation in relation to employee changes from the second half of fiscal 2010 and onward. In addition, the three-month periods ending July 31, 2011 and 2010, respectively, included $196,000 of costs related to a change at the chief executive officer role and $245,000 of costs, including related legal and board of director expenses, in relation to a change in the chief financial officer role.

For the nine months ended July 31, 2011, general and administrative expenses decreased $76,000 compared to the same period in fiscal 2010. The fiscal 2011 expenses included charges of $418,000 (net of a $33,000 offset for reduction in stock-based compensation) related to the separation of our former chief executive officer in the 2011 first fiscal quarter and $196,000 (including related legal and board of director costs of $55,000 and net of a $35,000 offset for reduction in stock-based compensation) related to the separation of our former chief executive officer in the 2011 third fiscal quarter. The nine-month period ended July 31, 2010 included a charge of $245,000 (including $165,000 of legal and board of director costs and net of a $24,000 offset for reduction in stock-based compensation). The general and administrative costs without these special charges decreased $455,000, due primarily to $323,000 in decreased compensation related costs resulting from administrative staff changes in fiscal 2010 and fiscal 2011 and $199,000 in reduced stock-based compensation related to other employee and board of director changes occurring in the second half of fiscal 2010 and fiscal 2011. Certain of these cost reductions are not expected to be ongoing as additional hires to refill open positions have occurred in the 2011 fiscal third quarter.

Research and Development

Research and development expenses for the three and nine months ended July 31, 2011 were $1.0 and $2.7 million, respectively, compared to $0.8 and $2.9 million, respectively, for the same periods in fiscal 2010.

Expenses in the three- and nine-month periods ended July 31, 2011 compared to the same periods in fiscal 2010 were reduced $57,000 and $236,000, respectively for roles transferred to selling and marketing. Staff personnel and consulting time related to planning and development expenses were increased by $321,000 and $181,000 in the three and nine months ended July 31, 2011, respectively, to advance software and hardware development initiatives to enhance current product offerings and develop future new products and by $88,000 of recruiting costs for the nine months of fiscal 2011 related to the addition of a vice president of engineering and others in the third fiscal quarter.

In the 2010 fiscal first and second quarter, the Company expensed all expenditures related to its ongoing research and development project to migrate the MedGraphics and New Leaf products operating software platform to next-generation technologies, given the planning and development nature of these expenditures. Approximately $82,000 and $219,000 of incurred costs were capitalized in fiscal 2011 as software-in-progress for the three and nine months ended July 31, 2011, respectively. These projects have achieved “technological feasibility” and the costs have then been capitalized until the product is available for sale. As we have discussed previously, while this capitalized cost spending affects our cash flows and to a lesser extent our net loss, we believe that these investments provide the foundation for a future product pipeline of new integrated patient care and consumer health programs that will deliver sustained growth. The majority of these software projects will be ongoing with a portion continuing into fiscal 2012, when we expect the benefits of this effort will become available for use in our product offerings.

Amortization of Intangibles

Amortization of developed technology was $105,000 and $315,000, respectively, for the three and nine months ended July 31, 2011 and 2010, respectively.

Interest Income

Interest income for the three- and nine-month periods ended July 31, 2011 increased $10,000 and $14,000, respectively, compared to the same periods in fiscal 2010. The Company maintains the highest degree of safety in its investments, while avoiding the investment risk of other forms of available investments, and has purchased short and medium term bank certificates of deposit and United States Treasury Bills to improve its interest return as rates have declined to historic lows in the past several quarters.

Provision for Income Taxes

The Company is required to present the provision for taxes as if it were fully taxable in accordance with Financial Accountings Standards Board (“FASB”) Accounting Standards Codification 852-740. In prior years, the Company utilized its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards available. During the three and nine month periods ended July 31, 2011 and 2010, the Company did not use any tax benefits related to pre-emergence bankruptcy NOLs. See note 8 to the consolidated financial statements, “Income Taxes,” in this Form 10-Q for additional discussion of the accounting for income taxes.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by its operations.

The Company had cash, cash equivalents and investments of $9.0 million and working capital of $12.9 million as of July 31, 2011. During the first nine months of fiscal 2011, the Company reported a net loss of $543,000. Cash flows used in operating activities were $789,000, primarily due to increases in inventory of $407,000 and decreases of $1,060,000 in accounts payable and accrued employee compensation, collectively resulting from working capital management and seasonal payments, offset by $710,000 from reductions in accounts receivables and increases in deferred income, together with the add-back of non-cash expenses totaling $712,000 for depreciation, amortization and stock-based compensation.

For the nine months ended July 31, 2011, the Company used $427,000 in cash for the purchase of property and equipment and intangible assets and generated $2,476,000 from the sale of investments.

The Company used cash in financing activities of $119,000 during the nine months ended July 31, 2011, which primarily consisted of $148,000 for the repurchase of common stock within the currently authorized stock repurchase program and $39,000 paid for shares withheld for the payment of employee income taxes upon the vesting of restricted share awards, offset by $68,000 of proceeds from the exercise of stock options and the issuance of shares under the Employee Stock Purchase Plan.

During the second quarter of fiscal 2011, the Company’s Board of Directors authorized the Company to repurchase up to $2,000,000 worth of its outstanding shares in the open market or in privately negotiated transactions, from time to time, through July 31, 2012. In the third quarter of fiscal 2011, the Board increased this authorization to $3,000,000 available to be purchased within the same period. At July 31, 2011, $2,852,000 remains available within the current repurchase authorization.

The Company believes that its liquidity and capital resource needs for fiscal 2011 and the following next twelve months will be met through its current cash, cash equivalents and investments, as well as cash flows resulting from operations. The Company may also use some of its cash and capital resources in the acquisition of new businesses, technologies or products that complement its existing products. Specifically, from time to time, the Company engages in discussions with other companies concerning the development or acquisition of new or complementary products.

Forward Looking Statements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

(b) Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is subject to claims and lawsuits that have been filed in the ordinary course of business. Also, from time to time, the Company initiates lawsuits against others to enforce patents or to seek collection of debts in the ordinary course of business. There is no material pending or outstanding litigation at the current time.

Item 1A. Risk Factors.

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2010. We believe there have been no material changes from the risk factors disclosed in that Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended July 31, 2011, the Company repurchased shares of its common stock, as follows:

Issuer Purchases of Equity Securities(1)
Period	(a ) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 1-31,2011	—	—	—	—
June 1-30,2011(2)	41,364	$4.28	34,166	—
July 1-31, 2011	—	—	—	—
Total	41,364	$4.28	34,166	$2,852,000

(1)On April 15, 2011, the Company announced that its Board of Directors had authorized an extension to its stock repurchase program under which Angeion may repurchase up to and additional $2,000,000 of its outstanding shares of common stock in the open market or in privately negotiated transactions, over a twelve-month period ending July 31, 2012. On May 26, 2011, the Company announced this amount had been increased to $3,000,000.

(2)The Company withheld 7,198 shares for the payment of required payroll withholding taxes in connection with the June 3, 2011 vesting of 25,334 employee restricted stock awards originally granted June 3, 2009. The value of these shares on June 3, 2011 was $4.28 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.	Certifications pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

99.1	Third Addendum dated August 16, 2011 to lease with respect to premises at 350 Oak Grove Parkway; Vadnais Heights, Minnesota.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

September 14, 2011	By:	/s/ Gregg O. Lehman
Gregg O. Lehman Chief Executive Officer

September 14, 2011	By:	/s/ Robert M. Wolf
Robert M. Wolf Chief Financial Officer

