Form 10-K
period 2011-10-31
ANGEION CORP/MN
filed 2012-01-27
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended October 31, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $16,988,000 as of April 30, 2011, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $4.81 per share.

As of January 16, 2012, the Company had outstanding 3,920,152 shares of Common Stock, $0.10 par value.

PART I

Item 1. Business.

Unless the context requires otherwise, references in this Form 10-K to “Angeion” or the “Company” means Angeion Corporation, while references to “Medical Graphics” refer to Medical Graphics Corporation, a wholly-owned subsidiary of Angeion. Angeion and Medical Graphics are collectively referred to as the “Company.”

Overview

The Company is a medical device manufacturer with revenues of $29.0 million for the year ended October 31, 2011. Domestic product sales and service revenue accounted for 79.5% of fiscal 2011 revenue while international product sales accounted for the remaining 20.5%. The Company, through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names. These cardiorespiratory diagnostic systems apply to healthcare, as well as health and fitness. Revenue consists of equipment, supply and accessory sales as well as service revenue. Equipment, supply and accessory sales reflect sales of non-invasive cardiorespiratory diagnostic equipment and aftermarket sales of peripherals and supplies. Service revenue consists of revenue from extended service contracts, non-warranty service visits and additional training.

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

(b)           Financial Information about Industry Segments.

The Company is a medical device manufacturer that designs and markets non-invasive cardiorespiratory diagnostic systems. The Company’s cardiorespiratory diagnostic products have a common functional testing platform — the measurement of air flow and respiratory pressures and, in most cases, the analysis of inhaled and exhaled gases such as oxygen and carbon dioxide. Consequently, the Company operates in a single industry segment: the research, development, manufacture and marketing of non-invasive cardiorespiratory diagnostic systems.

(c)           Narrative Description of Business.

General

Through its Medical Graphics Corporation subsidiary, Angeion designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under both the MedGraphics and New Leaf brand and trade names. These cardiorespiratory diagnostic systems have a wide range of applications from healthcare to health and fitness.

Healthcare professionals use these cardiorespiratory diagnostic systems to assess the cause and degree of severity for shortness of breath and lung diseases such as asthma, emphysema and bronchitis, (both forms of Chronic Obstructive Pulmonary Disease or “COPD”), and to manage related treatment. Through breath-by-breath analysis, some of the Company’s cardiorespiratory diagnostic systems measure level of disability as well as functional capacity to help physicians diagnose and treat heart diseases such as heart failure and coronary disease. The Company also sells its cardiorespiratory diagnostic systems and services to clinical research customers for use in conducting drug and device clinical trials both in the United States and internationally. Other health professionals use the Company’s cardiorespiratory diagnostic systems to measure calorie consumption and to prescribe safe and effective exercise in rehabilitation, obesity management, general fitness, and athletic performance. These applications operate by measuring air flow and the concentrations of inhaled and exhaled gases such as oxygen and carbon dioxide while a person is at rest, or exercising on a bike or treadmill. This assessment of gases and air flow can be used to determine nutritional requirements of critically-ill patients in a hospital intensive care unit (“ICU”) or to design a weight-loss program for individuals wanting to know the number of calories they should actually consume each day to lose weight and become healthier.

Primary MedGraphics brand products include pulmonary function (“PFT”) and gas exchange (“GX”) testing systems. All MedGraphics systems are designed to be simple and easy-to-use while providing the flexibility to address specific needs of hospitals, clinics and physician offices. MedGraphics’ products, except for some original equipment manufacturer (“OEM”) components, are generally sold with a personal computer, color monitor, printer and other peripherals. In recent years these systems include internet-based technologies that offer remote processing applications and communications.

The Company also sells some of its gas exchange systems together with other consumable products under the New Leaf brand to consumers through health and fitness clubs, personal trainers, corporate health and weight loss centers, and other retail and service outlets. These fitness products provide the consumer with a personalized exercise plan based on an assessment of the individual’s level of fitness and unique metabolism. The assessment is performed at a health club or personal training studio equipped with one of the Company’s gas exchange systems. A New Leaf assessment measures the metabolism of an individual who is exercising and correlates that metabolism to the individual’s heart rate. The participating consumer must purchase an assessment package containing the single user materials required for the VO2 assessment and may also purchase a heart rate monitor to help him or her exercise at the correct intensity level to achieve the desired results for weight loss, general fitness or improvement in athletic performance. New Leaf brand services offered also include staff training, onsite assessment testing for certain markets, and mail in equipment service under extended warranty agreements.

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

Pulmonary Function Systems

Health care professionals use pulmonary function assessment to diagnose lung diseases such as asthma, or COPD and to manage treatment of their patients. Pulmonary function applications range from basic lung function screening, to pre-operative surgical evaluations and post-operative assessment of heart and lung transplant patients, to disability assessment from occupational exposures and to documenting responses to a variety of therapies.

These pulmonary function systems fall into three major product categories: Spirometry, Complete Pulmonary Function and Body Plethysmography. These products are all sold under the MedGraphics name.

Spirometry. Spirometry provides measurement, lung capacity and mechanical properties of airflow. The CPF S/D spirometer is comprised of a flow measurement module and a personal computer (“PC”). The spirometer is a platform that can be upgraded to complete pulmonary function or cardiopulmonary exercise system.

Complete Pulmonary Function Ultima PF. The Ultima PF Series is MedGraphics’ complete pulmonary function system. The Ultima PF, which is available as a desktop or cart-mounted system, performs spirometry, non-invasive measurement of an individual’s total lung capacity, respiratory mechanics and diffusing capacity, the ability to transfer oxygen across the lungs into and out of the bloodstream.

Body Plethysmograph Systems. The Platinum Elite Series comprises MedGraphics’ body plethysmograph systems. A body plethysmograph is an enclosed metal and clear acrylic chamber that provides a sensitive method for measuring chest wall movement. The patient sits inside the chamber and undergoes diagnostic pulmonary function tests. MedGraphics’ design Platinum Elite Series minimizes patient anxiety and discomfort while maximizing accuracy. The system’s design optimizes patient comfort with a clear-view acrylic enclosure and allows testing of a broad population including pediatric patients and individuals in wheelchairs.

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

All MedGraphics’ pulmonary function products use the proprietary preVent® pneumotach, a disposable/cleanable flow sensor that eliminates concern over the transmission of infectious diseases. The preVent pneumotach gives all MedGraphics products the capability to perform spirometry testing to measure the flow rates, capacities and mechanical properties of the lung. MedGraphics’ pulmonary function products use a proprietary “expert system,” Pulmonary Consult, to aid physicians in the interpretation of test results.

Applications of MedGraphics pulmonary function products include enabling the early detection of lung disease, evaluating the effect of medication, monitoring patients with chronic disease, diagnosing lung diseases (i.e. asthma, emphysema and bronchitis/COPD), managing treatment, assessing the surgical risk of lung transplant and lung reduction candidates and evaluating the impact of diseases such as neuromuscular disease on breathing.

MedGraphics’ pulmonary function products’ ease of use, infection control features, compact, lightweight design, connectivity and mobility option attract a wide variety of customers, including pulmonary laboratories in hospitals, clinics, physician offices, occupational medicine clinics, asthma/allergy practices, and clinical research centers worldwide.

Gas Exchange Testing Systems

MedGraphics’ cardiopulmonary exercise (“CPX” or “CPET”) testing systems measure functional capacity, fitness or conditioning levels, evaluate prognostic criteria for surgical procedures as well as help physicians diagnose heart and lung diseases. These systems operate by measuring the volume of air and concentrations of oxygen and carbon dioxide as they enter and leave the lungs while a person exercises on a machine such as a bike or treadmill.

The Ultima CPX systems measure each breath using a proprietary breath-by-breath methodology and the same proprietary preVent pneumotach as the pulmonary function systems. MedGraphics’ cardiopulmonary exercise systems include an oxygen analyzer, a carbon dioxide analyzer and gas sampling and data reporting, including the Company’s Exercise Consult, a proprietary expert system to assist physicians evaluate the information obtained from cardiopulmonary exercise assessments.

MedGraphics systems can also perform measurements of individuals at rest to determine nutritional requirements of critically-ill patients or individuals wishing to assess the number of calories burned per day, which is termed “energy expenditure.” This measurement is known as a “metabolic assessment” and is marketed by the Company as the indirect calorimetry option for many of its gas exchange systems. Configurations combining the gas exchange and pulmonary function applications are marketed as the Ultima PFX system.

The Ultima Series is sold in the following different configurations:

Ultima CPX. This is a basic exercise testing system that measures an individual’s fitness level while exercising and measures the ability to perform work (functional capacity) or activities of daily living. The Ultima CPX can also be used in conjunction with other manufacturers’ stand-alone electrocardiogram (“ECG”) systems, which measure heart functions.

Ultima CardiO2. This configuration adds an integrated 12-lead electrocardiogram stress option.

CPX Express. This portable, self-contained exercise assessment system measures the functional capacity of a patient from rest through maximal exercise.

CCM Express. This portable, self-contained metabolic assessment system measures the nutritional requirements of a patient at rest and during mechanical ventilation in the critical care unit.

VO2000. The VO2000 is a portable/ambulatory version that can transmit data via telemetry. In addition to uses for exercise and nutritional requirements, these portable and wearable products include assessment of work capacity in occupational medicine and physical therapy as well as field training of amateur and elite athletes. The reconfigured VO2000 technology platform is a key component of the Company’s New Leaf Active Metabolic Training health and fitness product.

Applications for the Ultima CPX, CPX Express, CCM Express and VO2000 exercise and metabolic systems include differential diagnosis (distinguishing between cardiovascular and pulmonary disease), screening for early signs of cardiac and pulmonary dysfunction, establishing exercise prescriptions and training programs, evaluating the efficacy of prescribed therapy, and determining appropriate nutritional supports requirements. Customers include hospital pulmonary and stress testing laboratories, cardiology and pulmonary office-based clinics, critical care units, cardiac rehabilitation units, weight management clinics, human performance laboratories and health clubs.

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

Electronic Medical Records Interfaces

The Company offers BreezeConnect software, installation and support for communications interfaces to achieve interoperability between the Company’s products and the electronic medical records systems that are being developed and placed into use in hospital and clinical settings. Electronic medical record systems are designed to facilitate more complete, rapid transmission of patient and test results between the core patient care and management systems and equipment. These patient information management systems are intended to improve quality of care and reduce operating costs through improved accuracy, timeliness and efficiency of records management and are becoming more broadly accepted as the systems that will facilitate accomplishment of the efficiencies demanded from future healthcare systems.

Competition

The industry for companies selling cardiorespiratory diagnostic systems is competitive and mature. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by Medical Graphics. The Company’s competitors include both large and small medical companies, some of which have greater financial and technical resources and broader product lines. CareFusion, nSpire Health, Cosmed and Medisoft are the principal competitors for the Company’s MedGraphics-branded products. The Company believes that the primary competitive factors in its markets are product features, customer service, price, quality, product performance, market reputation, breadth of product offerings and effectiveness of sales and marketing efforts. The Company believes that its MedGraphics brand product quality, product performance, market reputation and customer service are true differentiators that will contribute to future growth.

The Company’s New Leaf-branded products for the health and fitness market have a few competitors, which include metabolic measurement systems (Cosmed and Korr Medical). The Company believes that its proprietary technology, expert-designed exercise programs and its training and education services provide a notable and unique advantage in the weight loss, general fitness and athletic performance markets.

The Company believes competition based on price will continue to be an important factor in customer purchasing patterns as a result of healthcare cost containment pressures in the health care industry. In addition, a number of industry participants and associations increasingly rely on group purchasing organizations (“GPOs”) in the effort to contain healthcare costs. In fiscal 2010 and 2011, the Company became qualified providers for several additional large group purchasing organizations to ensure continued access to our market and to efficiently increase our sales to expanded numbers of companies using these buying groups. Our relationship with these GPOs can provide us with additional exposure to customers whose relationships with the GPO precluded past relationships with them.

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

Manufacturing

Medical Graphics currently designs and assembles all major sensor components of its cardiopulmonary diagnostic systems including its data acquisition systems, flow measurement sensors, gas sample lines, gas chromatograph, nitrogen, carbon dioxide, oxygen and other gas analyzers. Company-designed sheet metal, electrical components, printed circuit boards and some measurement devices are purchased from outside vendors and are tested, assembled and packaged by Medical Graphics personnel into fully integrated systems. Medical Graphics also acquires general-purpose computers, monitors and printers from a variety of sources and integrates its proprietary software modules into these systems. Medical Graphics acquires its cycle ergometers and treadmills from third parties.

Medical Graphics Quality Management System is certified to the requirements of ISO 13485:2003, Canadian Medical Device Regulations Part 1, and European Union Medical Device Directive Annex II regarding the Development and Production of Cardiorespiratory devices. See “Regulation by Foreign Governments” below for additional discussion of the Company’s ISO 13485:2003 certification.

Marketing and Distribution

Medical Graphics markets its products in the United States through two direct sales forces that sell into hospitals, university-based medical centers, medical clinics and physician offices, and also into health and fitness clubs, weight loss clinics and personal training studios. The Company markets its products to a wide range of customers that use its products and services across a broad market continuum.

On the healthcare end of the continuum, the MedGraphics-branded products are sold to hospitals, physician offices, clinics, pulmonary physicians, cardiologists, critical care physicians, rehabilitation professionals and physical therapists. The Company also supplies medical equipment and support for clinical research trials. On the fitness end of the continuum, the New Leaf-branded products are sold to health and fitness clubs, corporations, weight loss centers, training studios, personal trainers and coaches.

Each domestic salesperson is responsible for a specific geographic area and is compensated with a base salary, expense reimbursement and a territory sales goal commission plan.

Outside the United States, Medical Graphics markets its products through a network of independent distributors. During fiscal 2011, Medical Graphics used approximately 48 distributors to sell its products into over 50 countries. These distributors typically carry a select inventory of MedGraphics and New Leaf products and sell those products in specific geographic areas, generally on an exclusive basis. International revenues accounted for 20.5% and 22.0% of total revenue for the years ended October 31, 2011 and 2010, respectively. All of the Company’s international sales are made on a United States dollar-denominated basis to distributors.

International sales involve certain risks not ordinarily associated with domestic business, including fluctuations in the purchasing power of local currencies, reliance on distributors and country-specific policies and procedures. The Company does not have direct exposure to currency exchange rates as all sales are on a United States dollar-denominated basis.

Medical Graphics executes multiple sales and marketing strategies both domestically and internationally. The Company’s most successful sales and marketing tactics include product demonstrations that emphasize technological capabilities and advantages, breadth of services and unmatched customer support. In addition to onsite product demonstrations, the Company annually attends and hosts booth displays at various industry-specific meetings and trade shows around the world. At these conventions, potential customers/clients have the ability to see and experience the unique features our products offer. Through these global conventions, the Company gains exposure to pulmonologists, cardiologists, respiratory therapists, allergy physicians, exercise physiologists, sports medicine professionals, personal trainers and exercise enthusiasts. Other Company marketing initiatives include educational seminars, print advertisements, direct mail and e-marketing campaigns through the (www.medgraphics.com) web site for MedGraphics-branded products and (www.newleaffitness.com) for New Leaf branded products. Group Purchasing Organizations (“GPOs”) have become increasingly present in our market as hospitals work to streamline their supply chain. Vendors can become accredited by the GPO, which can facilitate the selling process. During fiscal 2010 and 2011, Medical Graphics partnered with GPOs MedAssets(Broadlane), Premier Purchasing and Novation. These are in addition to our prior existing relationships with the Government Services Administration (“GSA”) and Amerinet. The Company is exploring relationships with the remaining GPOs of significant scale. Sales associated with GPO relationships were $1.9 million and $3.7 million in fiscal 2010 and 2011, respectively.

New Leaf Strategic Alternatives

In December 2011, the Company announced that its Board of Directors had determined that it will seek strategic alternatives, including the possibility of a sale, with respect to the Company’s New Leaf business and that it has hired an investment banker to assist it in this process.

Research and Development

In 2011, Medical Graphics continued to develop new products and implemented product improvements designed to enhance product reliability and improve margins. The Company’s research and development initiatives are targeted for hospitals, clinics and physician’s offices as well as the health and fitness club markets. An integral component of the Company’s future growth strategy is the development and introduction of additional new products.

Research and development expenses were $3.7 million and $3.6 million for the years ended October 31, 2011 and 2010, respectively. Fiscal 2010 expenditures included the Company’s initiative to migrate its products’ operating software to a next-generation platform that would include added functionality and flexibility, providing the foundation for a future product pipeline of new integrated patient care and consumer health programs. This initiative continued in fiscal 2011 and is expected to continue in fiscal 2012.

Intellectual Property

Patents and trademarks are critical in the medical device industry. The Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs. The Company also relies upon trade secrets and proprietary know-how.

The Company relies on a combination of patent, trademark and trade secret laws to establish proprietary rights in its products. Medical Graphics currently holds 12 United States patents, with 1 patent pending, and is actively developing and obtaining additional patents. These patents cover the various aspects of Medical Graphics’ core technologies, ranging from gas analysis, pressure and flow measurement to methods of analyzing cardiorespiratory data and expert system software. The Company employs various Medical Graphics patents in its New Leaf business. In addition, Medical Graphics has a number of foreign patents with respect to technologies covered by its United States patents.

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

Medical Graphics also owns registered trademarks and has applied for other trademarks in the U.S. and certain foreign countries. Medical Graphics owns and actively enforces an array of related copyrights and trademarks. These include but are not limited to: MedGraphics, preVent, BreathPath, BreezeSuite, Ultima PF, Ultima CPX, Ultima CCM/D, Ultima PFX, Ultima CardiO2, CPX Express, CCM Express, Elite DX, Elite DL, Platinum Elite DX, Platinum Elite DL, CPF-S/D, CPX/D, VO2000, Pulmonary Consult, Exercise Consult, BreezeData, DirectConnect, BreezeConnect, MultiUser and various logos.

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

Government Regulation.

Most of the products manufactured by the Company are “devices” as defined in the Federal Food, Drug and Cosmetic Act (the “Act”) and are subject to the regulatory authority of the Food and Drug Administration (“FDA”), which regulates the manufacture, distribution, related record keeping, labeling and advertising of these devices. The FDA classified medical devices in commercial distribution into one of three classes, Class I, II or III, following the enactment of the Medical Device Amendments to the Act in May 1976 (the “Amendments”). These classifications are based on the controls necessary to reasonably ensure the safety and efficacy of medical devices. The Company’s New Leaf health and fitness products are not classified as medical devices as defined in the Act.

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

Class II devices are products for which the general controls of Class I devices are deemed not sufficient to ensure the safety and effectiveness of the device and thus require special controls. Special controls for Class II devices include performance standards, post-market surveillance, patient registries and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. All of MedGraphics’ branded products are Class II devices.

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

Class II Requirements. Section 510(k) of the Act requires individuals or companies manufacturing medical devices intended for use with humans to file a notice with the FDA at least 90 days before introducing a product not exempted from notification requirements into the marketplace. The notice (a “510(k) Notification”) must state the class in which the device is classified and the action taken to comply with performance standards or pre-market approval that may be needed if the device is a Class II or Class III device, respectively. Under Section 510(k), a medical device can be marketed if the FDA determines that the device is substantially equivalent to similar devices marketed prior to May 28, 1976. In the past, Medical Graphics has filed notifications with the FDA of its intent to market its systems pursuant to Section 510(k) of the Amendments, the FDA subsequently cleared these systems for commercial sale and Medical Graphics is now marketing the devices under Section 510(k). The action of the FDA does not, however, constitute FDA approval of the Company’s products or pass upon their safety and effectiveness.

In addition to the requirements described above, the Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices that they distribute commercially. The Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs, which require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing and quality control. In addition, these manufacturers are subject to inspection on a routine basis for compliance with the QSRs. The FDA’s Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported. The FDA has authority to inspect the Company’s facilities to ensure compliance with the Act and regulations thereunder. Failure to comply with these regulations could have a material adverse effect on the Company’s business, financial condition and results of operations. Medical Graphics is registered as a manufacturer with the FDA and successfully passed its most recent FDA inspection in August 2011. Also, in December of 2009, the Company successfully passed an FDA audit assessing the data management and quality assurance for clinical research trials.

Regulation by Foreign Governments. The Company’s products are also subject to regulation similar to that of the FDA in various foreign countries. ISO 13485:2003 certification indicates that a company’s development and manufacturing processes comply with standards for quality assurance and manufacturing process control. ISO 13485:2003 certification also evidences compliance with the requirements that enable a company to meet the requirements of the Medical Device Directive 93/42/EEC Annex II and allow it to affix the “CE Mark” to its products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union (“EU”) countries. Since June 1998, medical devices cannot be sold in EU countries unless they display the CE Mark. Medical Graphics received ISO 13485:2003 certification for its development and manufacturing processes in 1998 and has passed annual surveillance and recertification audits, the most recent of which was September 2011. Medical Graphics has achieved CE certification for its primary cardiopulmonary testing products. We cannot ensure, however, that Medical Graphics will be able to obtain regulatory approvals or clearances for our products in foreign countries. In addition to compliance with ISO 13485:2003 certification, the Company’s products also meet Part I of the Medical Device Requirements for Canada and the Medical Device Directive 93/42/EEC Annex II.

Employees

As of January 16, 2012, the Company had 119 full-time and 5 part-time employees. No employees are represented by a collective bargaining agreement and the Company has not experienced any work stoppage. Management believes that relations with its employees are good.

Cautionary Note Regarding Forward-looking Statements

The discussions in this Form 10-K in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements about Angeion’s future financial results and business prospects that by their nature involve substantial risks and uncertainties. You can identify these statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “plan,” “will,” “target,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans or prospects. Our actual results may differ materially depending on a variety of factors including: (1) national and worldwide economic and capital market conditions; (2) continuing cost-containment efforts in our hospital, clinic, and office markets; (3) we became qualified providers for several additional large group purchasing organizations in fiscal 2010 and 2011 ensuring continued access to our market and efficiently increasing our sales potential to expanded numbers of companies using these buying groups; (4) any changes in the patterns of medical reimbursement that may result from national healthcare reform; (5) our ability to successfully operate our business, including successfully converting our increasing research and development expenditures into new and improved cardiorespiratory diagnostic products and services and selling these products and services under the MedGraphics and New Leaf brand names into existing and new markets; (6) our ability to complete our software development initiatives and migrate our MedGraphics and New Leaf platforms to a next generation technology; (7) our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop; (8) our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers; (9) our ability to expand our international revenue through our distribution partners and our Milan, Italy representative branch office; (10) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products; (11) our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future; (12) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; (13) our dependence on third-party vendors and (14) the ability of new members of our senior management to make a successful transition into their new roles and for all members of senior management to ultimately develop and implement a strategic plan. These and other factors are summarized below in this Form 10-K under “Risk Factors.”

Item 1A. Risk Factors.

Our results are affected by changes in worldwide economic and capital markets conditions.

We derived 20.5% and 22.0% revenues in 2011 and 2010, respectively, from outside the United States. Our business may be adversely affected by factors in the United States and other countries that are beyond our control, such as downturns in economic activity or labor conditions in a specific country or region.

Our success will depend on our ability to sell our MedGraphics cardiorespiratory products into our core hospital, clinic and physician office markets.

We sell our MedGraphics brand cardiorespiratory diagnostic systems and services to hospitals, clinics and physician offices. As a result of the disruptive and uncertain economic conditions that emerged in recent years and the related cost-containment measures initiated by many of our customers, we believe that a challenging environment for the sale of our MedGraphics products is likely to continue in fiscal 2012.

Our association with Group Purchasing Organizations may result in reduced gross margins.

Price competition or negotiated lower prices with GPOs may exert downward pressure on prices we are able to charge for our products. We cannot ensure that we will be able to offset any downward price pressure through corresponding cost reductions. Any failure to offset this pressure could have an adverse effect on our business, results of operations or financial condition.

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

If we are unable to regain profitability in 2012 and beyond, our liquidity may be adversely affected.

Although we were profitable in fiscal 2006 and 2007, we were unprofitable in fiscal 2008 through 2011 and had an accumulated deficit of $6.7 million as of October 31, 2011. While we believe that our existing cash and investments balance of $9.2 million at October 31, 2011 will be adequate to support operations for the next fiscal year or more, we must ultimately regain sustained profitability or obtain additional financing to be able to meet our future cash flow requirements, and we cannot ensure that we will be able to achieve either of these.

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

Successful implementation of our business plan depends on the interaction of many variables, including the effects of changing industry conditions and new competition. While we believe that our business plan reflects reasonable judgments in assessing those risks, we cannot ensure that influences not foreseen by us will not adversely affect our ability to execute our business plan strategies. While we believe that our business plan projections are in line with achievable performance levels, we cannot ensure that we will be able to obtain, and sustain, projected sales revenue.

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

Our success depends largely on effective leadership from our senior management and other key personnel. Competition for qualified personnel with sufficient and relevant experience in the medical device industry is intense. Accordingly, the loss of the services of these individuals, or the inability to hire additional key individuals as required, could have a material adverse effect on us, including our current and future product development efforts. In fiscal 2011, we hired a new chief executive officer and chief financial officer, as well as a new vice president of engineering. To achieve future success, our senior management, including new members of management, must make a successful transition into their new roles and ultimately develop and implement a strategic plan.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company currently leases a 52,254 square foot building for our office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota. The building is also the location of the Company’s Medical Graphics subsidiary. The building lease for the Company’s present office and manufacturing space, by its terms, will expire on December 31, 2012. The Company also leases 1,390 square feet of office space in Milan, Italy with the lease agreement expiring in December 2012. Annual rental costs of both facilities will be approximately $322,000 for the year ending October 31, 2012. Rent expense for the Company’s facilities was $322,000 and $333,000 for the years ended October 31, 2011 and 2010, respectively.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “ANGN.” The following table sets forth high and low sales prices as reported by the Nasdaq Capital Market for each quarter of fiscal year 2011 and 2010.

Angeion Common Stock Prices
Fiscal Years	High	Low
2011
Fourth Quarter	$4.80	$3.80
Third Quarter	4.97	3.99
Second Quarter	6.00	4.50
First Quarter	5.85	4.05

2010
Fourth Quarter	4.68	3.61
Third Quarter	5.15	3.76
Second Quarter	4.99	3.55
First Quarter	4.09	3.15

As of January 16, 2012, there were 320 shareholders of record who held the Company’s common stock. In addition, nominees held an additional 3,717,448 shares for approximately 1,000 shareholders holding shares in street name.

Dividends

The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying any cash dividends in the future.

Equity Compensation Plan Information

Under the Angeion Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of October 31, 2011, options for 800,000 shares had been granted, 514,350 shares had been issued upon exercise of options, 133,853 options had been cancelled or forfeited and options to purchase 151,797 shares remained outstanding. In connection with the adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the Angeion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance under the 2007 Plan. The 2007 Plan has been amended several times and currently authorizes the issuance of up to 750,000 shares. As of October 31, 2011, stock options for 194,775 shares were outstanding, 151,142 shares had been issued pursuant to fully vested restricted stock awards, 126,852 shares were subject to unvested restricted stock awards and 277,231 shares were available for future grant in some form. Under the terms of the 2007 Plan, as amended, up to 750,000 shares may be issued pursuant to incentive stock awards, up to 450,000 may be issued as incentives for non-employee directors and up to 400,000 may be issued pursuant to restricted stock grants. Accordingly, as of October 31, 2011, we could grant 122,006 additional restricted stock awards out of the 277,231 remaining shares authorized under the 2007 Plan.

The following table provides information as of October 31, 2011 with respect to the shares of the Company’s common stock that may be issued under its 2002 Plan and 2007 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	346,572	$6.31	277,231

Equity compensation plans not approved by security holders	—		—

Total	346,572		277,231

Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

In the three months ended October 31, 2011, the Company repurchased shares of its common stock, as follows.

Issuer Purchases of Equity Securities(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1-31, 2011(2)	2,530	$ 4.03	—
September 1-30, 2011	12,000	$ 4.12	12,000
October 1-31, 2011	—	—	—
Total in the quarter	14,530	$ 4.10	12,000
Program to date		$ 4.24	46,166	$ 2,801,693

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

(2)In August 2011, the Company withheld a total of 2,530 shares for payment of taxes upon the vesting of 10,664 shares of restricted stock that were originally issued in August 2008 to employees. The value of these shares on August 28, 2011 was $4.03 per share.

Item 6. Selected Financial Data

In the table below, we have presented certain selected financial data as of and for each of the years in the five-year period ended October 31, 2011. The financial data has been derived from our audited consolidated financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(In thousands, except per share data)	Years Ended October 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenues	$29,067	$29,041	$25,479	$30,011	$38,580
Cost of revenues	12,521	13,250	12,217	14,557	19,106
Gross margin	16,546	15,791	13,262	15,454	19,474
Operating expenses:
Selling and marketing	8,301	8,067	6,964	8,646	10,107
General and administrative	4,299	4,514	3,996	4,390	4,220
Research and development	3,659	3,606	3,151	2,437	2,820
Amortization of intangibles	420	420	728	728	733
Total operating expenses	16,679	16,607	14,839	16,201	17,880

Operating (loss) income	(133)	(816)	(1,577)	(747)	1,594
Interest income	21	8	16	163	182

Income (loss) before taxes	(112)	(808)	(1,561)	(584)	1,776
Provision for taxes	40	41	32	102	719

Net income (loss)	$(152)	$(849)	$(1,593)	$(686)	$1,057

Weighted Average Common Shares Outstanding:
Basic	3,767	4,122	4,121	4,090	3,987
Incremental effect of options, restricted stock awards and warrants	—	—	—	—	366
Diluted	3,767	4,122	4,121	4,090	4,353

Net income (loss) per share:
Basic	$(0.04)	$(0.21)	$(0.39)	$(0.17)	$0.27
Diluted	$(0.04)	$(0.21)	$(0.39)	$(0.17)	$0.24

	As of October 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$8,461	$6,943	$11,219	$9,047	$6,908
Investments, short term and noncurrent	723	3,443	—	—	—
Working capital	13,491	12,681	15,152	15,028	14,154
Total assets	20,772	21,381	22,463	22,965	24,533
Total current liabilities	5,636	6,171	5,191	4,900	6,361
Total liabilities	6,453	7,044	5,909	5,689	7,104
Total shareholders’ equity	14,319	14,337	16,554	17,276	17,429
Common shares outstanding at year end	3,779	3,747	4,150	4,092	4,088

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a medical device manufacturer with revenues of $29.1 million for the year ended October 31, 2011. Domestic product sales and service revenue accounted for 79.5% of fiscal 2011 revenue while international product sales accounted for the remaining 20.5%.

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

Although the Company currently expects revenues in fiscal 2012 to increase over fiscal 2011 revenues, the Company expects the quarter-over-quarter rate of increase to be uneven during the fiscal year, due to seasonality and the other factors listed above.

Recent Key Developments:

•	During 2011, the Company increased its concentration on engaging more initial and repeating customers in service agreements that provide extended warranty service coverage on installed equipment, an area where it achieves higher gross margins than on equipment, supplies and accessories. This concentration of effort will continue.
•	In the third quarter of fiscal 2011, the Company began testing a revised “Concierge” model within its New Leaf product line under which the Company provides equipment and personnel for training events that have been fully paid and subscribed, and organized by local fitness center. The Company conducted these tests to determine the potential additional revenue opportunity that the model could represent. The tests did not produce the desired level of revenue anticipated.
•	In December 2011, the Company announced that its Board of Directors had determined that it will seek strategic alternatives, including the possibility of a sale, with respect to the Company’s New Leaf business and that it has hired an investment banker to assist it in this process.

Revenue for fiscal 2011 increased by 0.1% to $29.1 million compared to $29.0 million in 2010 while operating expense for fiscal 2011 was $16.7 million, an increase of 0.4% from $16.6 million in 2010. Fiscal 2011 net loss was $0.2 million, or $0.04 per diluted share, compared to fiscal 2010 net loss of $0.8 million, or $0.21 per diluted share.

Results of Operations

The following table contains selected information from our historical consolidated statements of operations, expressed as a percentage of revenue:

	2011	2010

Revenues	100.0%	100.0%
Cost of revenues	43.1	45.6
Gross margin	56.9	54.4

Selling and marketing expenses	28.6	27.8
General and administrative expenses	14.8	15.5
Research and development expenses	12.6	12.4
Amortization of intangibles	1.4	1.5
Total operating expenses	57.4	57.2
Operating loss	(0.5)	(2.8)
Interest income	0.1	0.0
Provision for taxes	(0.1)	0.1
Net loss	(0.5%)	(2.9)%

The following paragraphs discuss the Company’s performance for fiscal years ended October 31, 2011 and 2010.

Revenues

Fiscal 2011 total revenues increased 0.1% to $29.1 million compared to $29.0 million in fiscal 2010. The Company experienced relatively flat revenues in fiscal 2011 from reduced capital spending by hospitals and clinics, while it succeeded in growing its service and support business dramatically. Domestic equipment, supplies and accessories revenues decreased by (0.5)% to $19.0 million in 2011 compared to 2010 revenues of $19.1 million. International equipment, supplies and accessories revenue decreased (7.8)% to $5.9 million in 2011 compared to $6.4 million in 2010. Service revenues increased 20.0% to $4.2 million in 2011 compared to $3.5 million in 2010. In fiscal 2011 domestic and international revenues from software, supplies and accessories and services increased $0.8, $0.6 and $0.6 million, respectively, while equipment and clinical service revenues were reduced by $2.1 million. The Company anticipates modest continuing revenue growth in the near term, within historic seasonal revenue patterns, excluding major clinical research project effects. This expectation relies on improved general and healthcare industry conditions and specific sales and marketing targeted spending and should benefit from planned market introductions of new and improved products resulting from research and development spending in the past several years.

Gross Margin

Gross margin percentage for 2011 increased to 56.9% of revenues compared to 54.4% in fiscal 2010 due in large part to the revenue growth in higher-margin service revenue. The Company’s 2011 margins also increased due to lower factory and technical services costs. This allowed gross margin dollars on equipment, supplies and accessories revenues to remain even with fiscal 2010 despite sales declines and the revenue growth in services to directly improve net operating margins.

Selling and Marketing

Selling and marketing expenses for fiscal 2011 increased by 2.5% to $8.3 million compared to $8.1 million for fiscal 2010. Fiscal 2011 selling and marketing expenses increased primarily due to added personnel in the marketing area and New Leaf selling organization, with increases totaling $736,000, which includes $325,000 related to internal personnel transfers, offset by sales-based incentive programs, which decreased by $266,000 in fiscal 2011 compared to 2010. Additional reductions of $258,000 and $73,000 for fiscal 2011 compared to 2010, resulted from reduced general management incentive programs and stock-based compensation cost, respectively. The Company expects spending for fiscal 2012 to continue in this range with some increases planned to develop core marketing capabilities and for revenue-based incentive expenses.

General and Administrative

General and administrative expenses for 2011 decreased by 4.4%, or $215,000, to $4.3 million compared to $4.5 million in 2010. Costs associated with payroll and benefits decreased by $109,000 in fiscal 2011 compared to 2010 as a result of a head count reduction following an officer termination in the second half of the 2010 fiscal year and $29,000 related to internal personnel transfers. Costs totaling $450,000 were incurred in the last half of fiscal 2010 in relation to that severance and the expenses related to the August 2010 filing of a Schedule 13D by a shareholder, subsequent negotiations, and the September 1, 2010 reconstitution of the Company’s Board of Directors. This total is net of the $43,000 decrease in stock-based compensation for forfeiture which results from the officer and board member separations.

Fiscal 2011 first quarter results included a one-time charge of $418,000 for separation costs related to the Mutual Separation and Termination agreement reached with our former chief executive officer while fiscal 2011 third quarter included one-time charges of $196,000 for the separation costs of the replacement chief executive officer. Additional reductions of $267,000 for fiscal 2011 compared to 2010 resulted from general management incentive programs not attained and $172,000 reductions in stock-based compensation charges, respectively. We expect fiscal 2012 spending in similar ranges, excluding one-time effects such as those described above.

Research and Development

Research and development expenses for 2011 increased by 1.0%, or $53,000, to $3.7 million compared to 2010. Project-related costs increased by $302,000 in 2011 compared to 2010 as the Company expanded its investment in new product development. These were offset by reduced personnel costs of $156,000, including $285,000 related to internal personnel transfers but increased total personnel and consultant costs by $259,000 for expanded work activities. The increased product development costs relate primarily to an ongoing research and development project to migrate the operating software used in our MedGraphics and New Leaf products to a next-generation platform. Additional reductions of $122,000 and $57,000 for fiscal 2011 compared to 2010 resulted from general management incentive programs and stock-based compensation charges, respectively. Software development costs capitalized increased $151,000 to $370,000 in 2011.

Amortization of Intangibles

Amortization of developed technology costs were $420,000 for each of the years ended October 31, 2011 and 2010. Amortization is expected to increase in 2012 as products, for which software costs are currently being capitalized, are released to the market. Due to the uncertainty of the exact timing of any potential release, we are unable to estimate the expected expense increase for 2012.

Interest Income

Interest income for the year ended October 31, 2011 increased to $21,000 from $8,000 in 2010. The increase in interest income is principally due to the Company’s use of longer term investments for the majority of 2011 when, compared to the 2010 rates derived from a concentration in cash equivalents. Both forms reflect the Company’s main investment goal continuing as the preservation of capital for these unused funds.

Provision for Taxes

Under the application of fresh-start accounting, as amended by Accounting Standards Codification (“ASC”) 805 Business Combination effective September 15, 2009, when the valuation allowance relating to pre-emergence bankruptcy net operating loss and other deferred tax assets is reversed, tax benefits will be recorded as a reduction to income tax expense. For additional information, see note 12 to the consolidated financial statements, “Income Taxes.”

The Company recorded $40,000 of income tax expense for the fiscal year ended October 31, 2011 compared to $41,000 of income tax expense for the fiscal year ended October 31, 2010. The income tax expense for the fiscal 2010 year includes federal tax expense of approximately $5,000 related to a prior year IRS exam settlement, $4,000 for an increase in reserve for uncertain tax positions and $32,000 related to current year state income tax expense and minimum fees. The income tax expense for the current year includes state income taxes expenses and minimum fees of approximately $38,000 and an increase in reserves for uncertain tax positions of $2,000.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly-owned subsidiary, Medical Graphics Corporation.

The Company had cash, cash equivalents and investments of $9.2 million and working capital of $13.5 million as of October 31, 2011. During 2011, the Company used $0.4 million in cash from operating activities, with $783,000 produced before changes in working capital items. An increase in 2011 year end accounts receivable of $733,000 reduced operating cash flow. Days sales outstanding (“DSO”), which measures how quickly receivables are collected, increased by 3 days to 51 days from 2010 to 2011, reducing cash flow. Inventory, net of the change in the allowance, increased by $53,000, as days of inventory on hand increased from 97 in 2010 to 104 in 2011. The accounts payables balance also increased by $71,000, which positively affects cash flow, as the Company achieved extended payment terms with various vendors. Employee compensation accruals at October 31, 2011 were $634,000 lower compared to October 31, 2010 levels, given that the objectives of the 2011 management incentive plan were not achieved. This decrease comprised the majority of the remaining cash used in operating activities.

During 2011, the Company used $599,000 in cash in the purchase of property, equipment and intangible assets. The Company has no material commitments for capital expenditures for fiscal year 2012. In addition, the Company sold $2,715,000 of high grade investment securities, invested primarily United States Treasury instruments and fully insured bank certificates of deposit to produce modestly more interest income in this historically low-interest-rate environment.

Cash was generated in 2011 and used in 2010 within financing activities, mostly related to share issuances under employee stock benefit programs, offset by amounts paid for share withholding to support statutory minimum income tax withholding requirements.

During 2010, the Board of Directors authorized and the Company completed the repurchase of 466,049 shares of common stock in market transactions costing $2,024,000 at an average cost of $4.34 per share. During 2011, the Board of Directors further authorized repurchase of up to $3,000,000 worth of Company common shares in the period ending July 31, 2012. At October 31, 2011, $198,000 has been used for purchases. At October 31, 2011, $2,802,000 of the share repurchase authorization remains available from the Board authorizations. No material changes have occurred since October 31, 2011.

The Company believes that its liquidity and capital resource needs for fiscal year 2012 will be met through its cash flows from operations and the current cash, cash equivalents and investments, if needed.

Critical Accounting Policies

Significant accounting policies adopted and applied by the Company are summarized in note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies,” which is included in this Form 10-K. Some of the more critical policies include revenue recognition, reserve for inventory obsolescence, allowance for doubtful accounts, internal software development costs, income taxes, and impairment of long-lived assets. Management considers the following accounting policies to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts and supplies was $2,368,000 and $2,232,000 as of October 31, 2011 and 2010, respectively. Revenue from installation and training services provided to domestic customers is deferred until the service has been performed. The Company recognizes revenue related to installation and training if service is not performed within six months from equipment shipment date since the probability these services will be used by the customer after that time is remote based on continued analysis of historical information. The amount of deferred installation and training revenue was $152,000 and $125,000 at October 31, 2011 and 2010, respectively.

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

Reserve for Inventory Obsolescence. We analyze the level of inventory on hand on a periodic basis in relation to estimated customer requirements to determine whether write-downs for excess, obsolete or slow-moving inventory are required. Any significant or unanticipated changes in these factors could have a significant impact on the value of our inventories and on our reported operating results.

Allowance for Doubtful Accounts. The Company establishes estimates of the uncollectable accounts receivable. Management analyzes accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required. The allowance for doubtful accounts at October 31, 2011, decreased by $4,000 from the prior year end.

Internal Software Development Costs. Internal software development costs consist primarily of internal salaries and consulting fees for developing software platforms for sale to or use by customers within equipment purchased from the Company. We capitalize costs related to the development of our software products, as all of these software products will be used as an integral part of a product or process that we sell or lease. This software is primarily related to our BreezeSuite platform and its underlying support systems.

We capitalize costs related to software developed for new products and significant enhancements of existing products once technological feasibility has been reached and all research and development for the components of the product have been completed. These costs are amortized on a straight-line basis over the estimated useful life of the related product, not to exceed seven years, commencing with the date the product becomes available for general release to our customers. At each of October 31, 2011 and 2010, we have not yet amortized any capitalized software costs because the software has not been released for use. The achievement of technological feasibility and the estimate of a product’s economic life require management's judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

Income Taxes. The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, Income Taxes. The Company recognizes deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. Each quarter, the Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income. The analysis to determine the amount of the valuation allowance is highly judgmental and requires weighing positive and negative evidence including historical and projected future taxable income and ongoing tax planning strategies. While the Company was profitable for nine consecutive quarters through October 31, 2007, this performance was largely driven by revenues generated from one large clinical research customer. That revenue ended in fiscal 2008 and the Company sustained a loss in each of its fiscal years thereafter.

Although the Company was profitable in the second half of 2010 and the fourth fiscal quarter of 2011, the Company believes it needs more consistent positive operating results before it can reduce the valuation allowance. Based upon management’s assessment of all available evidence, the Company determined that it has not yet reached the position where is more likely than not as of October 31, 2011 that its deferred tax assets will be fully realized. Therefore, at October 31, 2011, a full valuation allowance of $5.6 million has been established against the net deferred tax asset. If in the future the Company determines that it is more likely than not that it will realize part of or all its deferred tax assets, the Company will be required to partially or fully reduce this valuation allowance. See note 12 to the consolidated financial statements, “Income Taxes,” for further discussion of the Company’s valuation allowance.

Stock-Based Compensation. The Company amortizes stock-based compensation expense for stock option and restricted stock awards on a straight-line basis over the vesting period of the underlying award. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value our stock option awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different in the future. We are required to estimate the expected term and forfeiture rate and only recognize expense for those shares we expect to vest. If the actual forfeiture rate is materially different from the estimate, share-based compensation expense could be significantly different from what we recorded in the current period.

Impairment of Long-Lived Assets. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset. We measure recoverability of assets to be held and used by comparing the carrying value of an asset to future net cash flows we expect the asset to generate. If these assets are considered to be impaired, we recognize the impairment in the amount by which the carrying value of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. The Company has determined that no impairment of long-lived assets exists at the current time.

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

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Controls over Financial Reporting

The Board of Directors and Shareholders

Angeion Corporation

St. Paul, Minnesota

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of October 31, 2011.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors

Angeion Corporation and Subsidiaries

St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of Angeion Corporation and Subsidiaries as of October 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angeion Corporation and Subsidiaries as of October 31, 2011 and 2010 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

January 27, 2012

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, 2011 and October 31, 2010

(In thousands except share and per share data)

	October 31, 2011	October 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$8,461	$6,943
Short-term investments	723	2,721
Accounts receivable, net of allowance for doubtful accounts of $96 and $100, respectively	5,958	5,221
Inventories, net of obsolescence reserve of $431 and $599, respectively	3,750	3,697
Prepaid expenses and other current assets	235	270
Total Current Assets	19,127	18,852

Noncurrent investments	—	722
Property and equipment, net of accumulated depreciation of $3,735 and $3,649, respectively	444	528
Intangible assets, net	1,201	1,279
Total Assets	$20,772	$21,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,022	$1,951
Employee compensation	1,481	2,115
Deferred income	1,771	1,522
Warranty reserve	141	175
Other current liabilities and accrued expenses	221	408
Total Current Liabilities	5,636	6,171

Long-term Liabilities:
Long-term deferred income and other	817	873
Total Liabilities	6,453	7,044
Commitments and Contingencies (Notes 11 and 17)	—	—
Shareholders’ Equity:
Common Stock, $0.10 par value, authorized 25,000,000 shares, 3,905,648 and 3,862,113 shares issued and 3,778,796 and 3,747,454 shares outstanding at 2011 and 2010, respectively	378	375
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	20,622	20,486
Accumulated deficit	(6,683)	(6,531)
Accumulated other comprehensive income	2	7
Total Shareholders’ Equity	14,319	14,337
Total Liabilities and Shareholders’ Equity	$20,772	$21,381

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Year Ended October 31,
	2011	2010
Revenues
Equipment, supplies and accessories	$24,904	$25,522
Service revenue	4,163	3,519
	29,067	29,041
Cost of revenues
Cost of equipment, supplies and accessories	11,020	11,647
Cost of service revenue	1,501	1,603
	12,521	13,250

Gross margin	16,546	15,791

Operating expenses:
Selling and marketing	8,301	8,067
General and administrative	4,299	4,514
Research and development	3,659	3,606
Amortization of intangibles	420	420
	16,679	16,607

Operating loss	(133)	(816)
Interest income, net	21	8

Loss before income taxes	(112)	(808)
Provision for income taxes	40	41

Net loss	$(152)	$(849)

Loss income per share:
Basic	$(0.04)	$(0.21)
Diluted	$(0.04)	$(0.21)

Weighted average common shares outstanding:
Basic	3,767	4,122
Diluted	3,767	4,122

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Year Ended October 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(152)	$(849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	265	350
Amortization	420	420
Stock-based compensation	346	712
(Decrease) increase in allowance for doubtful accounts	(4)	(10)
(Decrease) increase in inventory obsolescence reserve	(168)	(46)
Loss on disposal of equipment and intangibles	76	—
Change in operating assets and liabilities:
Accounts receivable	(733)	(701)
Inventories	115	757
Prepaid expenses and other current assets	35	(27)
Accounts payable	71	180
Employee compensation	(634)	740
Deferred income	165	64
Warranty reserve	(34)	32
Other current liabilities and accrued expenses	(187)	63
Net cash (used in) provided by operating activities	(419)	1,685

Cash flows from investing activities:
Purchases of investments	—	(4,915)
Sales of investments	2,715	1,479
Purchases of property and equipment and intangible assets	(599)	(438)
Net cash provided by (used in) investing activities	2,116	(3,874)

Cash flows used in financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	20	17
Proceeds from the exercise of stock options	48	6
Repurchase of common stock	(198)	(2,024)
Repurchase of common stock upon vesting of restricted stock grants	(49)	(86)
Net cash used in financing activities	(179)	(2,087)

Net increase (decrease) in cash and cash equivalents	1,518	(4,276)
Cash and cash equivalents at beginning of period	6,943	11,219
Cash and cash equivalents at end of period	$8,461	$6,943
Cash paid for taxes	$24	$37
Supplemental non-cash item:
Share value received for stock option exercise	$89	$—

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

(Unaudited, in thousands)

	Common Stock		Additional		Other
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total

Balances at October 31, 2009	4,150	$415	$21,821	$(5,682)	$—	$16,554

Employee stock purchase plan	6	1	16	—	—	17
Exercise of stock options	3	—	6	—	—	6
Vesting of restricted stock awards	74	7	(7)	—	—	—
Repurchase of common stock	(466)	(46)	(1,978)	—	—	(2,024)
Repurchase of common stock upon vesting of restricted common shares	(19)	(2)	(84)	—	—	(86)
Stock-based compensation	—	—	712	—	—	712
Net loss	—	—	—	(849)	—	(849)
Other comprehensive income	—	—	—	—	7	7
Comprehensive loss	—		—	—		(842)

Balances at October 31, 2010	3,748	375	20,486	(6,531)	7	14,337

Employee stock purchase plan	5	—	20	—	—	20
Exercise of stock options	31	3	45	—	—	48
Vesting of restricted stock awards	52	5	(5)	—	—	—
Repurchase of common stock	(46)	(4)	(194)	—	—	(198)
Repurchase of common stock upon vesting of restricted common shares	(11)	(1)	(48)	—	—	(49)
Stock-based compensation	—	—	318	—	—	318
Net loss	—	—	—	(152)	—	(152)
Other comprehensive loss	—	—	—	—	(5)	(5)
Comprehensive loss	—		—	—		(157)

Balances at October 31, 2011	3,779	$378	$20,622	$(6,683)	$2	$14,319

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

Revenues consists of equipment and supply sales and service revenues. Equipment and supply sales reflect sales of Medical Graphics’ non-invasive cardiorespiratory diagnostic systems, New Leaf health and fitness products, and aftermarket sales of peripherals and supplies. Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

(2)           Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements contained in this report reflect the accounting principles set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations. On June 17, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota. On October 24, 2002, the Court entered an order confirming the Joint Modified Plan of Reorganization dated September 4, 2002 (“Reorganization Plan”). The Reorganization Plan became effective on October 25, 2002. For accounting purposes, the Company adopted fresh-start reporting in accordance with FASB ASC 852 as of October 31, 2002. In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values. Goodwill and intangible assets recorded upon the Company’s emergence from bankruptcy have subsequently been reduced by the use of pre-emergence bankruptcy net operating loss carry forwards (“NOLs”).

Cash and Cash Equivalents

Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase. As of October 31, 2011 and 2010, cash equivalents consisted of investments in money market funds. The Company has determined that the fair value of the money market funds fall within Level 1 in the fair value hierarchy. The Company deposits its cash in high credit quality institutions. The balance, at times, may exceed federally insured limits.

Marketable Securities

Marketable securities generally consist of U.S. treasury bills, corporate securities, money market securities, bank certificates of deposit and U.S. government agency securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the accompanying consolidated balance sheets based on their effective maturity date. All marketable securities have original maturities ranging from three to 24 months. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. See Note 4 “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities. The Company’s investment portfolio at October 31, 2011and 2010 did not include any auction-rate securities, “high-yield” sub-prime backed paper or other affected securities that are subject to significant market value declines or liquidity issues.

Accounts Receivable

We carry unsecured accounts receivable at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts. Credit terms can vary between customers due to many factors, but are generally 30 to 60 days. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition, credit history and current economic conditions. We write off accounts receivable when we deem them uncollectible and record recoveries of accounts receivable previously written off when we receive them. When accounts receivable are considered past due, we do not charge interest on the balance. As of October 31, 2011 and 2010, the allowance for doubtful accounts was $96,000 and $100,000, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis. Management determines the obsolescence reserve by regularly evaluating individual inventory items, considering the age of the item, recent and expected usage and expected resale value in current and alternative markets, within current economic conditions. We provide reserves of obsolete inventory when we deem the value to be impaired. As of October 31, 2011 and 2010, the obsolescence reserve was $431,000 and $599,000, respectively.

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

Intangible Assets

Definite-lived intangible assets consist of developed technology, that is amortized on a straight-line basis over seven to ten years, and capitalized software, that is not yet in service and not yet being amortized.

Fair Value of Financial Instruments

The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The Company has no long-term debt.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts and supplies was $2,368,000 and $2,232,000 as of October 31, 2011 and 2010, respectively.

Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $152,000 and $125,000 at October 31, 2011 and 2010, respectively.

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

No customer accounted for more than 10% of revenue in the years ended October 31, 2011 and 2010.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. At October 31, 2011, advance payments from customers aggregated $31,000 and at October 31, 2010, advance payments from customers aggregated $16,000. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

Research and Development Costs

All research and development costs are charged to operations as incurred.

Internal Software Development Costs

Internal software development costs consist primarily of internal salaries and consulting fees for developing software platforms for sale to or use by customers within equipment purchased from the Company. We capitalize costs related to the development of our software products, as all of our products are to be used as an integral part of a product or process to be sold or leased. This software is primarily related to our BreezeSuite platform, including underlying support systems.

We capitalize costs related to software developed for new products and significant enhancements of existing products once technological feasibility has been reached and all research and development for the components of the product have been completed. These costs are amortized on a straight-line basis over the estimated useful life of the related product, not to exceed seven years, commencing with the date the product becomes available for general release to our customers. At each of October 31, 2011 and 2010, we have not yet amortized any capitalized software costs because the software has not been released for use. The achievement of technological feasibility and the estimate of a product’s economic life require management's judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

Shipping and Handling Costs

The Company includes shipping and handling revenues in net revenues and shipping and handling costs in cost of revenues.

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

Due to the net loss for the years ended October 31, 2011 and 2010, stock options and unvested restricted shares were not dilutive. Shares used in the loss per share computations for the years ended October 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Weighted average common shares outstanding - basic	3,767	4,122
Dilutive effect of stock options and unvested restricted shares	—	—
Weighted average common shares outstanding - diluted	3,767	4,122

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist principally of cash investments, short-term and noncurrent investments and accounts receivable. The Company invests cash in excess of current operating needs in accordance with its investment policy, which emphasizes principal preservation.

Stock-Based Compensation

The Company recognizes stock-based compensation cost related to employees and directors at the grant date based on the fair value of the award and recognizes the compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. Performance shares granted to consultants are accounted for under the liability method, which recognizes the compensation expense of the expected shares to be issued over the service period as a liability with an adjustment to fair value at period ends, until performance criteria are met, at which time the expensed amounts are adjusted to the final fair value. Total stock-based compensation expense included in the Company’s statements of operations for the years ended October 31, 2011 and 2010 was $346,000 and $712,000, respectively, of which $28,000 and $0 related to expense accounted for under the liability method for the years ended October 31, 2011 and 2010, respectively. For additional information, see Note 9 to the consolidated financial statements, “Shareholders’ Equity.”

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset. The Company measures the recoverability of assets to be held and used by comparing the carrying value of an asset to future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the Company recognizes the impairment as the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has determined that no impairment of long-lived assets existed as of October 31, 2011 or 2010.

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

Reclassification

Cost of equipment, supplies and accessories and service revenue for the year ended October 31, 2010 have been reclassified for consistency with the current year presentation, which better aligns actual costs related to service revenues.

New Accounting Pronouncements

Fair Value Measurement - During May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 changes certain fair value measurement principles and enhances certain fair value disclosure requirements, particularly for Level 3 measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is required to be applied prospectively. The Company does not believe that the adoption of ASU No. 2011-04 will have a material effect on its results of operations, financial position or cash flows.

Presentation of Comprehensive Income - During June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires the presentation of comprehensive income in either a single continuous financial statement or two separate, but consecutive financial statements. ASU No. 2011-05 also includes a provision requiring the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. During December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which deferred this requirement in order to allow the FASB more time to determine whether reclassification adjustments should be required to be presented on the face of the financial statements. ASUs No. 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are required to be applied retrospectively. The Company does not believe that the adoption of ASUs No. 2011-05 and 2011-12 will have a material effect on its results of operations, financial position or cash flows.

Subsequent Events

In preparing the accompanying consolidated financial statements, the Company evaluated material subsequent events requiring recognition or disclosures and determined no such events existed.

(3)           Short-term and Noncurrent Investments

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale marketable securities by major security type and class of security at October 31, 2011 and 2010 is reflected in the following table. Unrealized holding gains and losses are included in accumulated other comprehensive income (loss) until realized.

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Fair Value
At October 31, 2011:
Short term:
Bank certificates of deposit	$721	$2	$723
Total Short term	$721	$2	$723

At October 31, 2010:
Short term:
U.S. Treasury bills	$1,996	$3	$1,999
Bank certificates of deposit	720	2	722
Total Short term	$2,716	$5	$2,721

Noncurrent:
Bank certificates of deposit	$720	$2	$722
Total noncurrent	$720	$2	$722

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy used to determine these fair values is as follows at October 31, 2011 and 2010:

		Fair Value Measurements Using
(In thousands)	Total Carrying Value at October 31	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of October 31, 2011:
Money market funds (included in cash and cash equivalents)	$7,440	$7,440	$—	$—
Available-for-sale securities	723	—	723	—
Assets as of October 31, 2010:
Money market funds (included in cash and cash equivalents)	6,199	6,199	—	—
Available-for-sale securities	3,443	—	3,443	—

Available-for-sale securities in the preceding table are classified as either short-term or noncurrent investments in the accompanying consolidated balance sheets. Available-for-sale securities are carried at fair value based on significant observable inputs other than quoted market prices. These inputs may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data. There are no unrealized losses for either short-term or noncurrent investments at October 31, 2011 and 2010.

(5)           Inventories

Inventories consisted of the following at October 31, 2011 and 2010:

(In thousands)	2011	2010
Raw materials	$1,272	$977
Work-in-Process	170	233
Finished goods	2,308	2,487
	$3,750	$3,697

(6)           Property and Equipment

Property and equipment consisted of the following at October 31, 2011 and 2010:

(In thousands)	2011	2010
Furniture and fixtures	$2,426	$2,357
Equipment	1,031	1,098
Leasehold improvements	722	722
	4,179	4,177
Less: accumulated depreciation	(3,735)	(3,649)
	$444	$528

Depreciation expense for the years ended October 31, 2011 and 2010 was $265,000 and $350,000, respectively.

(7)           Intangible Assets

Intangible assets consisted of the following at October 31, 2011 and 2010:

(In thousands)	2011	2010
Intangible assets:
Developed technology	$6,788	$6,820
Trademarks (unamortized)	67	62
Capitalized software in progress	589	219
	7,444	7,101
Amortization – developed technology	(6,243)	(5,822)
	$1,201	$1,279

Gross intangible assets increased over the prior year end values by $343,000 and $278,000 for the years ended October 31, 2011 and 2010, respectively. These increases consisted of $5,000 and $3,000 classified as trademarks, $17,000 and $56,000 related to patents, and $370,000 and $219,000 of capitalized software in progress, respectively. Increases for the year ended October 31, 2011 were reduced by $49,000 of costs related to patents written off when the decision was made to no longer pursue patent rights on certain processes.

The intangible assets related to developed technology are being amortized using the straight-line method over the estimated useful lives of the assets, which range from seven to ten years. Amortization expense was $420,000 for each of the years ended October 31, 2011 and 2010.

Certain internal and external costs related to the acquisition and development within our software development initiative producing software for sale are capitalized within intangible assets during the application development stages of the project as capitalized software in progress.

Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of October 31, 2011 is as follows:

(In thousands)	Amortization
2012	$420
$420

The above table does not include estimated amortization expense for patents of $125,000, included in developed technology and for capitalized software costs of $589,000, which are not yet placed in service.

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

Warranty provisions and claims for the years ended October 31, 2011 and 2010 were as follows:

(In thousands)	2011	2010
Balance, beginning of year	$175	$143
Warranty provision based on units sold	235	251
Periodic reserve adjustments	8	1
Warranty claims	(277)	(220)
Balance, end of year	$141	$175

(9)           Shareholders’ Equity

Stock Options and Restricted Stock Awards

Under the Angeion Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of October 31, 2011, options for 800,000 shares had been granted, 514,350 shares had been issued upon exercise of options, 133,853 were forfeited and options to purchase 151,797 shares remained outstanding. In connection with the adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the Angeion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance under the 2007 Plan. The 2007 Plan has been amended several times and currently authorizes the issuance of up to 750,000 shares under various incentive forms. As of October 31, 2011, stock options for 194,775 shares were outstanding, 151,142 shares had been issued pursuant to fully vested restricted stock awards, 126,852 shares were subject to unvested restricted stock awards and 277,231 shares were available for future grant in some form. Under the terms of the 2007 Plan, as amended, up to 750,000 shares may be issued pursuant to incentive stock awards, up to 450,000 may be issued as incentives for non-employee directors and up to 400,000 may be issued pursuant to restricted stock grants. As of October 31, 2011, these sub limits only restrict available grants as restricted stock awards, with that limit at 122,006 share awards.

The 2007 Plan and 2002 Plan both provide that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than the fair market value of the stock at date of grant. Under the 2007 Plan, all options expire no later than seven years from the grant date, while under the 2002 Plan all options expire no later than ten years from the grant date. Options under both plans are subject to various vesting schedules. In addition, the 2007 Plan allows the granting of restricted stock awards, stock appreciation rights and performance stock.

In connection with the engagement of an investor relations consultant, the Company is obligated to issue up to 24,000 shares of common stock on the first anniversary of the August 1, 2011 agreement based upon the achievement of individual performance criteria during the first year of the agreement.

Stock Options

	For the year ended
	October 31, 2011		October 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	600,573	$6.12	695,787	$6.13
Granted	—	—	500	4.08
Exercised	(49,500)	2.76	(3,000)	2.00
Expired or cancelled	(204,501)	6.61	(92,714)	6.31
Outstanding at end of year	346,572	$6.31	600,573	$6.12

The following table summarizes information concerning stock options outstanding as of October 31, 2011:

Exercise Prices	Number Outstanding and Subject to Exercise	Weighted Average Remaining Contractual Life
$2.00	8,650	1.93
2.53	17,000	3.40
5.08	52,500	3.01
5.16	37,584	3.78
5.66	20,000	3.55
6.23	24,500	2.54
6.60	47,647	2.24
7.79	41,500	1.93
7.86	97,191	2.85
Total	346,572	2.80

The total intrinsic value of options exercised during the years ended October 31, 2011 and 2010 was $105,000 and $5,000, respectively. The total intrinsic value of options outstanding and exercisable at October 31, 2011 was $58,000, which was calculated using the closing stock price at the end of the fiscal year less the option price of in-the-money options. The Company issues new shares when stock options are exercised. The Company received $48,000 and $6,000 of cash and $89,000 and $0 of value in mature shares from the exercise of stock options for the years ended October 31, 2011 and 2010, respectively. Unrecognized compensation expense related to outstanding stock options as of October 31, 2011 was $0.

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. No stock options were granted in the year ended October 31, 2011. Stock options for 500 shares were granted in the year ended October 31, 2010.

The expense recognized for options granted under the 2002 Plan and 2007 Plan is equal to the fair value of stock options as of the grant date. No options were granted from these plans during the year ended October 31, 2011. The following table presents the range of the weighted average fair value of options granted to directors and employees and the related assumptions used in the Black-Scholes model for stock option grants made during the year ended October 31, 2010:

2010
Range of fair value of options granted	$2.47
Assumptions used:
Expected life (years) (a)	4.50
Risk free interest rate (b)	1.64%
Volatility (c)	77.6%
Dividend yield (d)	0.00%
___________________
a)	Expected life: For employee grants, the expected term of options granted is determined using the “shortcut” method, since adequate historic experience is not available. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. For director grants, the Company’s estimate is based upon historical data, the contractual terms of the options granted and other factors.

b)	Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

c)	Volatility: The expected volatility of the Company’s common stock is calculated by using the historical daily volatility of the Company’s stock price calculated over a period of time representative of the expected life of the options.

d)	Dividend yield: The dividend yield rate is not considered in the model, as the Company has traditionally not paid any cash dividends on its common stock.

Restricted Stock Awards

Restricted stock awards to employees or directors are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the award recipient leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder as the Company, including the right to vote the shares. The value of stock awards to employees and directors that vest over time is established by the market price on the date of its grant.

The following table summarizes the Company’s Board of Directors’ authorized issuance of restricted stock awards and the awards unvested and outstanding at October 31, 2011:

Award Date	Award Shares	Vesting Period	Outstanding and Unvested at October 31, 2011
August 28, 2008	74,667	Over three-year period	—
June 3, 2009	180,668	Over three-year period	27,552
December 15, 2010	25,000	Over three-year period	—
March 16, 2011	10,000	Performance shares, for period through October 31, 2011	—
April 11, 2011	14,245	Through October 31, 2011	—
May 16, 2011	40,000	Over three-year period	40,000
May 26, 2011	36,365	Through earlier of 2012 annual meeting or May 25, 2012	36,365
August 1, 2011	1,500	Over three-year period	1,500
August 4, 2011	21,435	Over three-year period	21,435
	403,880		126,852

As of October 31, 2011, 151,142 of the 403,880 shares awarded have vested, 125,886 were forfeited and 126,852 are outstanding and subject to future vesting.

A summary of the Company’s restricted stock activity for the years ended October 31, 2011 and 2010 is presented in the following table:

	For the year ended
	October 31, 2011		October 31, 2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	101,327	$3.11	230,444	$3.17
Granted	148,545	4.51	—	—
Vested	(52,465)	3.70	(73,786)	4.33
Forfeited	(70,555)	3.79	(55,331)	3.94
Unvested, end of year	126,852	$4.12	101,327	$3.11

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of October 31, 2011 was $357,000 and is expected to be recognized over a weighted average period of 2.00 years.

Performance Share Awards

Performance share awards to non-employee consultants are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The value of stock awards to non-employees remains variable until performance criteria have been achieved, when individual shares groups to be granted vest, establishing the value of each group over the dates that its related performance criteria was completed. Under variable accounting, amounts are expensed in relation to the shares expected to be granted over the performance period, with value of those whose performance criteria has been met at the market value on the date earned and value of all others marked to market as of the reporting date. At October 31, 2011, of the 24,000 shares expected to be granted, 3,500 have vested with an aggregate market value fixed at $16,000. The remaining 20,500 expected to be earned have $95,000 in value at October 31, 2011, such that resulting expense for the year ended October 31, 2011 was $28,000.

Employee Stock Purchase Plan

The Angeion Corporation 2003 Employee Stock Purchase Plan (“Stock Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis. Employees may purchase the Company’s common stock at a price that is no less than the lower of 95% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. Effective January 1, 2012, the pricing-formula rate for plan purchases has been set at 85%. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2009 and June 30, 2010, employees purchased 3,695 and 1,978 shares, respectively at a price of $2.80 and $3.65 per share, respectively. For the phases that ended on December 31, 2010 and June 30, 2011, employees purchased 2,972 and 2,065 shares, respectively at a price of $3.78 and $4.41 per share, respectively. As of October 31, 2011, the Company has withheld approximately $7,000 from employees participating in the phase that began on July 1, 2011. At October 31, 2011, approximately 49,640 shares of common stock were available for future purchase under the Stock Plan.

The following table presents the statement of operations classification of pre-tax stock-based compensation expense recognized for the years ended October 31, 2011 and 2010:

(In thousands)	2011	2010
Cost of revenues	$6	$29
Selling and marketing	102	175
General and administrative	205	418
Research and development	33	90
Stock-based compensation expense	$346	$712

Tax Impact of Stock-Based Compensation

The Company reports the benefits of tax deductions in excess of recognized share-based compensation expense on the consolidated statement of cash flows as financing cash flows. For the years ended October 31, 2011 and 2010, there were no excess tax benefits.

(10)         Stock Repurchase Program

During fiscal 2010, the Board of Directors authorized and the Company completed the repurchase of 466,049 shares of common stock in market transactions costing $2,024,000 at an average cost of $4.34 per share.

On April 15, 2011, the Company’s Board of Directors authorized the repurchase of up to $2,000,000 of its outstanding shares of common stock in the open market or privately negotiated transactions in the period until July 31, 2012. On May 26, 2011, the Board increased this authorization to $3,000,000 for the same period. The Company repurchased 46,166 shares at an average price of $4.24 through October 31, 2011. The remaining approved authorization is $2,802,000 at October 31, 2011.

(11)         Leases

The Company leases office and manufacturing space, and various office accessories. The building lease for the Company’s present office and manufacturing space expires on December 31, 2012. The Company also leases office space in Milan, Italy that expires in December 2012. Total lease expenses, including office and manufacturing space and office accessories, were $431,000 and $453,000 for the years ended October 31, 2011 and 2010, respectively. Future minimum lease payments under operating leases in effect at October 31, 2011 are as follows:

(In thousands)	Amount
Year Ended October 31,
2012	$412
2013	139
2014	23
$574

(12)         Income Taxes

The total provision for income taxes relates to current tax expense and was $40,000 and $41,000 for the years ended October 31, 2011 and 2010, respectively.

The Company has federal net operating loss (“NOL”) and general business tax credit carry forwards; however, the utilization of these tax loss and tax credit carry forwards is limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of a IRS-deemed change in ownership that occurred in the fourth quarter of fiscal 2006. The Company estimates that the amount of federal NOL carry forward that is not limited is approximately $15.9 million. These loss carry forwards will expire in years 2012 through 2031. Additionally, the Company has concluded that all general business credit carry forwards are limited and not available for use in future years. The Company also has $109,000 of alternative minimum tax credit carry forwards that do not have expiration dates. The alternative minimum tax credit carry forwards are limited by IRC §383 but their ultimate use is not affected since these do not expire. The following table summarizes the expiration of federal NOL carry forwards over the next five years, after considering the statutory limitations described above:

(In thousands)	Net Operating Losses
Year Ended October 31,
2012	$1,491
2013	—
2014	—
2015	—
2016	—
Total	$1,491

The actual tax expense attributable to loss from continuing operations differs from the expected tax benefit computed by applying the U.S. federal corporate income tax rate of 34% to the loss from continuing operations as follows:

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	33.0	2.7
Change in federal valuation allowance	(1,055.0)	(47.2)
Impact of expiration of net operating losses	1,052.6	69.5
Non-deductible meals and entertainment	27.9	3.6
Stock-based compensation	10.9	9.7
Other	0.3	0.8
Effective income tax rate	35.7%	5.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

(In thousands)	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$4,762	$5,787
Tax credit carry forwards	109	109
Deferred revenue	286	271
Inventory reserve	228	291
Stock-based compensation	208	179
Other	263	344
Valuation allowance	(5,609)	(6,828)
Total deferred tax assets	247	153
Deferred tax liabilities:
Intangible assets	(162)	(143)
Fixed assets	(85)	(10)
Total deferred tax liabilities	(247)	(153)
Net deferred income tax asset/(liability)	$—	$—

The valuation allowance for deferred tax assets as of October 31, 2011 and 2010 was $5,609,000 and $6,828,000, respectively. The total valuation allowance decreased by $1,219,000 for the year ended October 31, 2011 and decreased $381,000 for the year ended October 31, 2010. A significant portion of the current year decrease in valuation allowance is attributable to expiring NOL carry forward tax benefits as well as a change in the presentation of the tax benefit of the excess deduction related to stock option exercises discussed below. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the Company’s assessment of these factors, the net deferred tax assets as of October 31, 2011 and 2010 have been fully reduced by the valuation allowance.

Deferred tax assets relating to the tax benefits of employee stock option grants have been reduced to reflect exercises through the year ended October 31, 2011. Certain exercises resulted in tax deductions in excess of previously recorded tax benefits. The Company’s NOL carry forwards of $15.9 million referenced above at October 31, 2011 include $2.5 million of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit of $905,000 will not be recognized until the deductions reduce taxes payable. Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2011, these tax benefits are not reflected in the Company’s deferred tax assets presented above. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

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

Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remainder related to employee stock-based compensation tax deductions would increase additional paid-in capital as noted above.

In accounting for uncertainty in income taxes we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. For the year ended October 31, 2011 and 2010, the liability for uncertainties in income taxes was increased by $2,000 and $4,000, respectively, for interest costs.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at October 31, 2011 follows:

(In thousands)	Amount
Balance as of November 1, 2009	$35
Additions during year ended October 31, 2010	4
Additions during year ended October 31, 2011	2
Balance as of October 31, 2011	$41

If recognized, these benefits would lower the effective tax rate. The increase in tax liabilities is due to the Company’s decision to not file income tax returns in certain states where income tax nexus may ultimately be asserted by the state. Included in the ending liability for unrecognized tax benefits is an estimate for interest and penalties totaling $16,000.

Our federal income tax returns are closed for all tax years up to and including the year ended October 31, 2007. The expiration of the statute of limitations related to the various state income tax returns that the Company file varies by state.

(13)         401(k) Savings Plan

Substantially all employees are eligible to participate in the 401(k) Savings Plan (“Savings Plan”). Employees may make pre-tax voluntary contributions to their individual accounts up to a maximum of 50% of their aggregate compensation, but not more than currently allowable Internal Revenue Service limitations. The Savings Plan permits matching and discretionary employer contributions. The Company matches 25% of the first 4% of an employee’s annual compensation. Company contributions to the Savings Plan were $72,000 and $71,000 for the years ended October 31, 2011 and 2010, respectively. Employee participants in the Savings Plan may allocate their account balances among 22 different funds available through a third party custodian.

(14)         Reporting Comprehensive Loss

The components of the Company’s net loss and comprehensive loss are as follows:

	Year Ended October 31,
(In thousands)	2011	2010

Net loss	$(152)	$(849)
Unrecognized increase (decrease) in fair market value of marketable securities held for sale	(5)	7
	$(157)	$(842)

(15)         Segment Reporting

The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales by geographic area are shown in the following table.

	Year Ended October 31,
(In thousands)	2011	2010
Revenues from unaffiliated customers:
United States	$23,118	$22,643
Americas	1,937	1,816
Europe	2,458	3,068
Rest of World	1,554	1,514
	$29,067	$29,041

(16)         Severance

On May 31, 2010, the Company implemented a Reduction-In-Force that terminated the employment of nine employees to allow better management of operating expenses. The Company also terminated the employment of an officer on July 9, 2010. As a result of these actions, the Company accrued a total of $111,000 in severance costs.

In November 2010, the Company announced that it was implementing a succession plan. The Company and its Chief Executive Officer entered into a mutual separation and transition agreement under which the Chief Executive Officer stepped down as an employee effective December 31, 2010 and agreed to serve as a consultant to the Company for eighteen months. One of the Company’s non-employee directors became the new Chief Executive Officer on January 1, 2011. In connection with these arrangements, the Company incurred a charge of $418,000 included in general and administrative expenses, consisting of an accrual of separation payments for the former Chief Executive Officer of $451,000 reduced by the effect of forfeitures of previously expensed unvested option and restricted stock award costs.

During the third quarter of fiscal 2011, the Company incurred a charge of $91,000 included in general and administrative expenses, consisting of an accrual of separation payments for the second former Chief Executive Officer of $166,000 reduced by the effect of forfeitures of previously expensed unvested option and restricted stock award costs, as well as the reversal of first and second fiscal quarter accruals within the short-term management plan.

The following table reconciles activity for the years ended October 31, 2011 and 2010 for accrued severance expenses:

(In thousands)	2011	2010
Balance, beginning of year	$—	$10
Severance payments	(500)	(121)
Severance incurred during the year	617	111
Balance, end of year	$117	$—

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

(18)         Related Party Transactions

During fiscal 2011, the Company paid consulting fees and expenses to an organization affiliated with one of the Company’s independent directors, totaling $119,950 and $65,863, respectively, in relation to strategic advisory services related to the Company’s New Leaf products.

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

In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer, Gregg O. Lehman, Ph.D., and Chief Financial Officer, Robert M. Wolf, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2011. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2011.

(b) Changes in Internal Controls.

There have been no changes in internal control over financial reporting that occurred during the fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s internal control report is included in this report in Item 8, under the heading “Management’s Report on Internal Controls over Financial Reporting.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding the Company’s directors and executive officers as of January 16, 2012:

Name of Director or Executive Officer	Age	Principal Occupation	Director of Angeion Since

Mark W. Sheffert	64	Chairman and Chief Executive Officer of Manchester Companies	2010

Gregg O. Lehman, Ph.D.	64	President and Chief Executive Officer of Angeion Corporation	2011

John R. Baudhuin	49	President and Chief Executive Officer of Mad Dogg Athletics	2007

Gregory W. Beasley	48	Managing Partner of G. Woodrow & Co.	2010

Robert E. Munzenrider	67	Retired	2010

Rodney A. Young	56	Chief Executive Officer and President of Delta Dental of Minnesota	2004

Terrance J. Kapsen	61	Executive Vice President, Angeion Corporation	―

Robert M. Wolf	43	Senior Vice President and Chief Financial Officer, Angeion Corporation	―

______________________

Other Information about Directors and Executive Officers

Directors

Mark W. Sheffert, Chairman of the Board of Directors, is Chairman and Chief Executive Officer of Manchester Companies, Inc., a financial and management advisory firm that he founded in 1989. Prior to that, he was President of First Bank System, Inc., the country’s 8th largest bank holding company (now U.S. Bank), headquartered in Minneapolis, Minnesota. Additionally, prior to that he was President of North Central Insurance Company, a national life and health insurance company, headquartered in St. Paul, Minnesota. He currently serves as a director of Allina Health Systems, Inc., a $3.8 billion revenue diversified healthcare organization. He also serves as Chairman of the Board of Directors of BNC CORP, a public bank holding company. Mr. Sheffert also served as a director of Health Fitness Corporation from January 2001, and Chairman from May 2006, to March 2010, when Health Fitness Corporation was acquired by Trustmark Mutual Holding Company. Mr. Sheffert has also served as a Chairman and a director of Medical Graphics Corporation from January 1997 to December 1999, when Medical Graphics Corporation was acquired by Angeion, and served as a director of Angeion from 2001 until October 2002. Sheffert has served on over 45 public, private and non-profit Boards of Directors over the last 25 years and was named one of Minnesota’s Outstanding Directors in 1999 and in 2009 was awarded The Lifetime Achievement Award for his Board service by the National Association of Corporate Directors. Mr. Sheffert holds a Masters of Science degree in Management (MSM) from The American College in Bryn Mawr, Pennsylvania and is a graduate from the University of Minnesota Carlson School – Executive Program (MEP). Mr. Sheffert is 64 years old and has been a director since September 1, 2010.

Mr. Sheffert’s extensive Board service, including serving as a Board Chair, Committee Chair and committee member, brings Angeion’s Board significant experience in public company governance and Board best practices, finance and mergers and acquisitions.

Gregg O. Lehman, Ph.D., President and Chief Executive Officer, has served as President and Chief Executive Officer of Angeion since July 14, 2011 and served as Interim President and Chief Executive Officer from May 2011. Dr. Lehman brings three decades of executive management and governance experience to Angeion including 20 years in the healthcare industry. Most recently, Lehman served as president, Chief Executive Officer and director for Health Fitness Corporation, a health and fitness center management company, from 2007 to 2010. Prior to that, Lehman held numerous senior-level positions in the medical and education industries including: Chief Executive Officer of Inspiris, Inc., a company providing care management for frail elderly patients; Chief Executive Officer of Gordon Health Solutions, Inc., which provides lifestyle and disease management programs to employers and health plans; Chief Executive Officer of the National Business Coalition on Health (NBCH) in Washington, D.C.; and President of Taylor University in Indiana. Dr. Lehman is 64 years old and has been a director since July 1, 2011.

Dr. Lehman’s experience in executive management and governance, his knowledge of the healthcare industry, his personal relationships with key industry participants, as well as his role as the Company’s Chief Executive Officer gives him unique insights into our challenges, opportunities and operations.

John R. Baudhuin, Director, is Chief Executive Officer of California-based Mad Dogg Athletics Inc. (MDA), an international health and fitness company that he founded in 1994. MDA manufactures, distributes and develops fitness products and related educational programs through its offices in the United States, Italy and the Netherlands. With over 200,000 certified instructors and 35,000 licensed facilities, the company’s SPINNING®, Peak Pilates®, Resist-a-ball® and Bodyblade® brands have a presence in over 80 countries worldwide. Prior to founding MDA, Mr. Baudhuin worked as a Certified Public Accountant for Los Angeles-based Duitch, Franklin & Company, where he provided a variety of accounting, tax, consulting and strategic planning services. Mr. Baudhuin is an active member of the Young Presidents Organization and holds a Masters in Business Administration (MBA) degree from Loyola Marymount University. Mr. Baudhuin is 49 years old and has been a director since 2007.

Mr. Baudhuin’s 16 years of experience as Chief Executive Officer of a company manufacturing and distributing fitness products worldwide bring a strong perspective to the challenges Angeion faces in its New Leaf Health and Fitness product line. As a former Certified Public Accountant, Mr. Baudhuin brings additional expertise to Angeion’s audit committee.

Gregory W. Beasley, Director, is the managing partner of G. Woodrow and Company, a San Francisco-based consulting firm that provides innovative marketing, business development, and business process design services for startups and global firms. Prior to founding G. Woodrow and Company in 2002, Mr. Beasley served from 1998 to 2001 as Vice President of Business Development and International Accounts for Vicinity Corporation, an internet local search company. Before joining Vicinity, Mr. Beasley ran the Consumer Division of Worlds.com, and prior to that he co-founded and operated Software Care Limited, a London–based healthcare software company providing innovative medical enterprise software products. Mr. Beasley holds a Masters in Business Administration (MBA) degree from Harvard University. Mr. Beasley is 48 years old and has been a director since November 1, 2010.

Mr. Beasley’s experience as an officer of, and consultant to, a number of companies engaged in worldwide commerce, including medical enterprise software and internet solutions, provides Angeion with unique marketing and international expertise to confront the challenges the Company’s MedGraphics and New Leaf product lines face in domestic and international markets.

Robert E. Munzenrider, Director, is the founder or co-founder of several e-commerce businesses. He is also the retired President of Harmon AutoGlass, a subsidiary of Apogee Enterprises, Inc., a national chain of retail automotive services and insurance claims processor, a position he held from 2000 to 2002. In 1999, Mr. Munzenrider served as Vice President and Chief Financial Officer of the Glass Services Segment of Apogee Enterprises. He also served during part of 1999 as Executive Vice President and Chief Financial Officer of Eliance Corp., an e-commerce transaction processor. From 1997 to 1998, Mr. Munzenrider served as Vice President and Chief Financial Officer of St. Jude Medical, Inc., a Fortune 500, international medical device manufacturing and marketing company. Since 2004, Mr. Munzenrider also has served as a member of the Board of Directors of Viad Corp, a company engaged in the convention services and travel services industry. Mr. Munzenrider is Chair of the Viad Corporate Governance and Nominating Committee, serves on its Audit Committee and serves as an audit committee financial expert for Viad. Mr. Munzenrider also served as a director of ATS Medical, Inc., a medical device manufacturer, from April 2003 until August 2010, as a director of Criticare Systems, Inc. from April 2007 until April 2008 and as director of CABG Medical, Inc., a medical device company from November 2004 until February 2006. In February 2011, Mr. Munzenrider joined the Board of Directors of Kips Bay Medical, Inc., a development stage medical device manufacturer, and currently serves as lead director, Chair of the Audit Committee, designated Financial Expert, Chair of the Governance and Nominating Committee and Member of the Compensation Committee. Mr. Munzenrider holds a Bachelors of Science degree in Accounting (BSA) from the University of Montana. Mr. Munzenrider is 67 years old and has served as a director since September 1, 2010.

Mr. Munzenrider brings strong board governance, executive management and financial management experience to the Angeion Board. Mr. Munzenrider has held his CPA license since 1971 and has served in the position of Chief Financial Officer for a majority of his professional career. He has also served on the boards and audit committees of a number of public companies and brings additional expertise to the Company as an audit committee financial expert.

Rodney A. Young, Director, served as a director, President and Chief Executive Officer of Angeion from November 1, 2004 until December 31, 2010 when he stepped down from the officer roles. On January 1, 2012, Mr. Young became President and Chief Executive Officer of Delta Dental of Minnesota. He has over 25 years in the medical device, manufacturing and pharmaceutical industries. Prior to joining Angeion Corporation as Executive Vice President in July 2004, Mr. Young had served as a healthcare industry consultant. Prior to that, Mr. Young was a director, President and Chief Executive Officer of LecTec Corporation from August 1996 until July 2003 and Chair of LecTec from November 1996 until July 2003. Prior to his employment at LecTec, Mr. Young served Baxter International, Inc. in various management roles, most recently as Vice President and General Manager of the Specialized Distribution Division. Mr. Young previously held a variety of sales and marketing positions at 3M Company and Upjohn. Mr. Young also serves as a director of Delta Dental of Minnesota and Allina Health Systems, Inc.. Mr. Young also served as a director of Possis Corporation from 1999 to April 2008 when it was acquired by Medrad, Inc., a subsidiary of Bayer AG, and served as a director of Health Fitness Corporation from April 2001 to February 2010 when it was acquired by Trustmark Mutual Holding Company. He holds a Bachelor of Science degree in Business Administration (BSB) from Truman State University. Mr. Young is 56 years old and has been a director since 2004.

Mr. Young’s experience and perspective as former Angeion Chief Executive Officer, his 25-year career background in medical devices and healthcare, and his past and current service on a number of other healthcare related Boards provides him with a broad understanding of the healthcare and medical device industry as well as the operations of a public company.

Executive Officers

Terrance J. Kapsen, Executive Vice President, was named Angeion’s Executive Vice President on December 10, 2009. Prior to his promotion to Executive Vice President, Mr. Kapsen’s role within the Company spanned nearly three decades and he served in a number of executive positions with the Company in areas including product development, technical services, marketing, and both domestic and international sales management. Mr. Kapsen was instrumental in the formation of Angeion’s New Leaf health and fitness business and most recently, as Executive Vice President, has been responsible for operations, marketing, quality assurance and regulatory affairs for both the MedGraphics and New Leaf product lines. Mr. Kapsen received his Bachelor of Science from St. John’s University in Collegeville, Minnesota. Mr. Kapsen is 61 years old.

Robert M. Wolf, Senior Vice President and Chief Financial Officer, joined the Company as Senior Vice President and Chief Financial Officer on May 16, 2011. Prior to joining the Company, Mr. Wolf served as the Chief Financial Officer of Rimage Corporation, a publicly traded manufacturer of digital storage production equipment headquartered in Minneapolis, Minnesota, since February 2003. In his role as Chief Financial Officer, Mr. Wolf was responsible for the leadership of Rimage’s financial operations, including all aspects of the accounting process, SEC reporting, financial statement preparation and financial and strategic planning. From September 1997 to February 2003, Mr. Wolf served as Rimage’s Controller and was responsible for leadership and coordination of Rimage’s financial planning and budget management functions. Prior to joining Rimage, Mr. Wolf was a CPA and audit manager with Deloitte & Touche LLP from March 1995 to September 1997 and a CPA with House, Nezerka & Froelich PA from December 1991 until March 1995. Mr. Wolf has a Masters of Business Administration degree from the University of Saint Thomas in St. Paul, Minnesota and a Bachelors degree in accounting from the University of Minnesota-Duluth. Mr. Wolf is 43 years old.

Section 16(a) Beneficial Ownership Reporting Compliance.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended October 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

Nominations for Directors

There have been no changes in the procedure under which shareholders may submit the names of qualified candidates for consideration as directors to the Angeion Governance and Nominating Committee. This procedure is set forth in the section “Director Nominations” in the Company’s definitive Proxy Statement dated April 14, 2011 for the Angeion 2011 Annual Meeting of Shareholders.

Audit Committee.

The Company’s Audit Committee consists of Chair Robert E. Munzenrider, John R. Baudhuin and Mark W. Sheffert. The Audit Committee operates under a written charter, as amended on May 26, 2011. The Charter of the Audit Committee is posted on the Company’s website at www.angeion.com.

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

In connection with the performance of its oversight function, the Audit Committee has:

•	Considered and discussed the audited consolidated financial statements with management and our independent registered public accounting firm. The Audit Committee's review included a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the consolidated financial statements;
•	Discussed with our independent registered public accountants the matters required to be discussed by Statements on Auditing Standards No. 61, as amended, The Auditor’s Communication With Those Charged With Governance, as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and
•	Received the written disclosures and the letter from our independent registered public accountants required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm communications with the Audit Committee concerning independence and has discussed the independence of Baker Tilly Virchow Krause, LLP with them.

Based upon the reports and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to in the charter, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended October 31, 2011, as filed with the Securities and Exchange Commission.

By the Audit Committee

John R. Baudhuin               Robert E. Munzenrider (Chair)                Mark W. Sheffert

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

The following table shows information concerning compensation earned for services in all capacities during the fiscal year for (i) Gregg O. Lehman, Ph.D., President and Chief Executive Officer, (ii) Philip I. Smith, former President and Chief Executive Officer, (iii) Rodney A. Young, former President and Chief Executive Officer, (iv) Terrance J. Kapsen, Executive Vice President, (v) Robert M. Wolf, Senior Vice President and Chief Financial Officer, and (vi) Larry R. Degen, former Interim Chief Financial Officer (together referred to as our “Named Executive Officers”) for the fiscal years ended October 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Non-Employee Director Fees Earned or Paid in Cash	All Other Compensation ($)	Total ($)
Gregg O. Lehman, Ph.D., President and Chief Executive Officer(3)	2011	135,731	—	97,101	—	—	46,097	278,929

Philip I. Smith President and Chief Executive Officer(4)	2011	116,000	—	152,000	—	6,042	177,184	451,226

Rodney A. Young President and Chief Executive Officer(5)	2011	66,550	—	32,001	—	30,083	495,206	623,850
	2010	314,600	—	—	180,000	—	20,304	514,904

Terrance J. Kapsen Executive Vice President(6)	2011	200,000	—	—	—	—	27,263	227,263
	2010	194,145	—	52,400	61,248	—	23,883	331,676

Robert M. Wolf Senior Vice President and Chief Financial Officer(7)	2011	84,615	—	116,750	—	—	6,001	207,366

Larry R. Degen Interim Chief Financial Officer(8)	2011	135,000	20,000	—	—	—	8,333	163,333
	2010	56,385	—	—	20,671	—	5,534	82,590

_________________________

The Company did not grant any stock options to executive officers in 2011 or 2010. The Company does not have a nonqualified deferred compensation plan. Accordingly, these columns have been omitted from the Summary Compensation Table.

1.	Gregg O. Lehman, Ph.D., Phillip I. Smith, and Robert M. Wolf were awarded restricted stock awards in 2011 in the amount of 21,435, 25,000 and 25,000 shares, respectively, vesting over a three-year period. Philip I. Smith was granted 10,000 performance stock awards. The tabled amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Both of Mr. Smith’s awards lapsed at the time of his termination and the total compensation for Mr. Smith, excluding the value of the lapsed awards was $299,226.
2.	Represents amounts payable under the 2010 Bonus Plans. Mr. Kapsen was paid $61,248 and Mr. Degen was paid $20,671 under the Angeion 2010 Bonus Plan. In connection with the mutual separation and termination agreement dated as of December 15, 2010, between the Company and Mr. Young, the Company agreed to pay Mr. Young a bonus of $180,000 in lieu of amounts that otherwise may have accrued under the Angeion 2010 Bonus Plan and any other bonus plan of the Company. No amounts were paid or payable to any employee under the 2011 Bonus Plan.

3.	Dr. Lehman joined Angeion in May 2011 as Interim Chief Executive Officer and was named President and Chief Executive Officer on July 14, 2011.
4.	Mr. Smith joined Angeion as an employee on December 15, 2010 and became President and Chief Executive Officer effective January 1, 2011, serving until his separation on May 25, 2011. He earned non-employee director fees for director service prior to his employment. Other compensation includes $5,343 and $166,054 for unpaid accrued time off and termination benefits, respectively.
5.	Mr. Young served as President and Chief Executive officer until he stepped down on December 31, 2010. Non-employee director fees and stock awards listed included for 2011, each as described in Notes 1 and 2 to the table in “Director Compensation” below, were earned for director service after his employment. Other compensation for 2011 includes $36,300 for unpaid accrued time off and $334,583 for separation benefits paid through October 31, 2011 (including $60,000 related to 10 months of the 18-month consulting agreement included in the mutual separation and termination agreement dated as of December 15, 2010).
6.	Mr. Kapsen was appointed as an executive officer in December 2009.
7.	Mr. Wolf joined Angeion May 16, 2011 as Senior Vice President and Chief Financial Officer.
8.	Mr. Degen joined Angeion in May 2010 and was named Interim Chief Financial Officer July 9, 2010 serving until May 15, 2011. Salary for 2011 shown for Mr. Degen includes salary for the full fiscal year in all capacities served. Mr. Degen received a discretionary bonus of $20,000 in 2011, not as a part of a formal incentive plan.

Outstanding Equity Awards as of October 31, 2011

The following table sets forth certain information concerning equity awards outstanding to the Named Executive Officers at October 31, 2011:

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Dr. Lehman(1)	―	―	―	―	―	21,435	99,030

Mr. Smith	―	―	―	―	―	―	―

Mr. Young	―	―	―	―	―	―	―

Mr. Kapsen(2)	7,500	―	―	2.00	10/6/2013	6,666	30,797
	10,000	―	―	2.53	9/14/2015	―	―
	4,500	―	―	5.08	5/25/2016	―	―
	865	―	―	6.60	8/21/2014	―	―
	11,135	―	―	7.86	10/30/2014	―	―

Mr. Wolf(3)	―	―	―	―	―	25,000	115,500

Mr. Degen	―	―	―	―	―	―	―

__________________________

The first two columns represent the total number of securities underlying unexercised options, both exercisable and unexercisable, that were outstanding as of October 31, 2011. The sixth column represents the total number of securities subject to time-based vesting whose vesting periods are not yet completed.

1.	Outstanding Stock Awards for Dr. Lehman vest as follows: 7,145 shares on each of July 14, 2012, 2013 and 2014.
2.	Outstanding Stock Awards for Mr. Kapsen vest as on June 3, 2012.
3.	Outstanding Stock Awards for Mr. Wolf vest as follows: 8,333, 8,334 and 8,333 shares on May 16, 2012, 2013 and 2014, respectively.

Director Compensation

The following table sets forth certain information regarding the compensation the Company paid to its non-employee directors for services rendered during the fiscal year ended October 31, 2011.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Mr. Baudhuin	52,625	32,001	―	84,626
Mr. Beasley(3)	39,750	50,670	119,950	210,370
Mr. Munzenrider	54,750	56,000	―	110,750
Mr. Sheffert	59,000	56,000	―	115,000
Mr. Shuda(4)	22,417	―	―	22,417

___________________________

The Company does not have non-equity incentive plans or nonqualified deferred compensation plans for non-employee directors. Accordingly, these columns have been omitted from the Director Compensation Table. In addition, Rodney A. Young and Philip I. Smith served as non-employee directors of the Company in fiscal 2011. All amounts paid to them as non-employee directors are included in the Summary Compensation Table, above.

1.	For periods prior to May 1, 2011, each non-employee director received an annual retainer of $16,000 ($4,000 per quarter) and a meeting fee of $1,500 for each board meeting attended and $1,000 for each committee meeting attended. For periods subsequent to May 1, 2011, each non-employee director receives an annual retainer of $20,000 ($5,000 per quarter) and a meeting fee of $1,750 ($2,750 for Board chair) for each board meeting attended and $1,250 for each committee meeting attended. For periods prior to May 11, 2011, committee chairs were paid annual retainers as follows: Board chair, $10,000; all other committee chairs, $7,000. For periods subsequent to May 1, 2011, committee chairs are paid annual retainers as follows: Board chair, $25,000; audit committee chair, $10,000 and nominating/compensation committee chair, $7,500.
2.	On April 11, 2011 directors Sheffert, Munzenrider and Beasley were granted restricted stock awards for service periods prorated from the date of their appointment to the May 2011 annual meeting date, which shares became fully vested on October 31, 2011. In addition, all listed directors (and Mr. Young listed in the Summary Compensation Table, above) received grants of 7,273 valued here at $32,001 as a portion of their current year board compensation. These grants will fully vest at the earlier of May 25, 2012 or the 2012 Annual Meeting date. The value shown is the number of shares awarded valued at the market price on its grant date, in all cases computed in accordance with Topic 718. This amount is expensed ratably over the vesting period, which in some cases, extends beyond the fiscal year ended October 31, 2011.
3.	In addition to his board service, Mr. Beasley served as consultant to the Company in relation to strategy and market-testing efforts on New Leaf products. In that capacity, Mr. Beasley was paid $119,950 and had expenses of $65,863 reimbursed related to his efforts. Amounts related to that service are included in All Other Compensation. See Item 13. “Certain Relationships and Related Transactions.” Mr. Beasley’s consulting arrangement ended in fiscal 2011.
4.	Scott A. Shuda, Managing Director and Co-founder of BlueLine Partners, LLC, served as a Company director until May 26, 2011 when his term expired.

Compensation of Officers and Related Matters

Gregg O. Lehman, Ph.D.–Letter Agreement and Change-in-Control Agreement

The Company entered into a letter agreement on May 24, 2011, with Dr. Lehman as Interim Chief Executive Officer under which Dr. Lehman received a base salary of $320,000. The Company subsequently entered into an addendum to that letter agreement with Dr. Lehman as President and Chief Executive Officer under which Dr. Lehman received a base salary of $350,000 effective July 14, 2011. Dr. Lehman will also have an annual bonus opportunity with target at 50% of his salary based on attainment of performance-based corporate goals developed by Dr. Lehman together with the Angeion Compensation Committee and Board of Directors. Dr. Lehman also received a one-time initial award of 21,435 restricted shares of common stock vesting over a three-year period. For years beginning November 1, 2011, 2012 and 2013, Dr. Lehman will receive an annual grant of performance-based stock with nominal value of one-third of his annual salary in the form of performance stock, performance stock units, restricted stock award shares with performance vesting criteria, restricted stock units, or the equivalent issued under the Angeion Corporation 2007 Stock Incentive Plan or any successor plan based upon satisfaction of performance criteria that will be established by the Compensation Committee and Board of Directors. In addition, Dr. Lehman will be reimbursed for the lease of an executive apartment, a leased automobile, and reasonable commuting expenses, with such reimbursements grossed up for related taxes withheld. On December 15, 2011, the award for fiscal 2012 was established as 25,925 performance shares with vesting dependent on meeting the annual bonus plan targets including the cost of this award.

On January 23, 2012, the Company and Dr. Lehman entered into a Change-in-Control Agreement. Under this agreement, if Dr. Lehman’s employment is terminated during a period of twelve months following a Change in Control of the Company (i) by the Company other than for Cause or death, or (ii) by Dr. Lehman for Good Reason (as these terms are defined in the Agreement), then he will be entitled to a lump-sum payment equal to eighteen months of his currently effective base salary, as well as a pro-rata portion of target bonus if actual targets are met, with such bonus to be paid when other plan bonuses are paid. In addition, in the event a Change in Control occurs, his unvested restricted share awards will immediately vest and his performance share grant will vest based on pro-rata achievement of the performance goals.

Philip I. Smith–Letter Agreement

The Company also entered into a letter agreement with Mr. Smith as President and Chief Executive Officer under which Mr. Smith received a base salary of $260,000. The Board had agreed to increase Mr. Smith’s salary by $10,000 at the end of six months and twelve months, assuming satisfactory performance by Mr. Smith. Mr. Smith had a bonus opportunity with target at 50% of his salary and a maximum of 100% of his salary, based upon achievement of a combination of performance based corporate goals and personal goals developed by Mr. Smith together with the Angeion Compensation Committee and Board of Directors. Mr. Smith also received a one-time initial award of 25,000 shares of common stock vesting over a three-year period and would receive an annual grant of performance-based stock up to 30,000 shares based upon satisfaction of performance criteria that were established by the Compensation Committee and Board of Directors. In addition, Mr. Smith was paid a personal allowance at a rate of $12,000 per year. The Company agreed to enter into a change-in-control agreement under which, if Mr. Smith’s employment was terminated by Angeion without cause or by Mr. Smith for good reason within twelve months of a change in control, Mr. Smith would have been entitled to twelve months of base salary, plus any unpaid but earned bonuses and additional medical and outplacement payments.

On May 25, 2011, Mr. Smith’s employment was terminated. In connection with this transition, the Company and Mr. Smith entered into a Separation Agreement and Release under which (i) the Company agreed to continue Mr. Smith’s base salary of $260,000 and annual personal allowance of $12,000 for six months, (ii) the Company agreed to pay a lump sum of $20,000 for various professional services, (iii) the Company agreed to reimburse up to $10,000 reimbursement for executive coaching services and (iv) the Company agreed to provide a portion of Mr. Smith’s health coverage for up to six months.

Rodney A. Young–Employment Agreement, Change-in-Control Agreement, Management Succession and Mutual Separation and Transition Agreement

On October 31, 2007, the Company entered into an Amended Employment Agreement and Change-in-Control Agreement with Mr. Young. In fiscal 2008, the Company increased Mr. Young’s salary to $314,600 and his salary was unchanged in fiscal 2009 and 2010. Under the Amended Employment Agreement, Mr. Young received an annual salary of $314,600 and was entitled to earn an annual cash bonus ranging from 22.5% to 100% of his annual salary, based upon achievement of certain objectives in a bonus plan established by the Board of Directors. Targeted annual cash bonus for achievement of the objectives was 42.5%. Mr. Young’s Employment Agreement could be terminated upon 60 days written notice by either party, upon notice by the Company of termination “for cause” or upon the event of Mr. Young’s death or disability. The Agreement also contained a non-compete provision for one year after the termination of Mr. Young’s employment.

On November 15, 2010, Angeion announced that Mr. Young would step down as President and Chief Executive Officer, but would continue as an Angeion director and a consultant to the Company. Angeion also announced that its Board had implemented a succession plan, naming Angeion board member Philip I. Smith as President and Chief Executive Officer to succeed Young. Mr. Young remained with Angeion in a transition period through December 31, 2010, and Mr. Smith assumed the President and Chief Executive Officer positions on January 1, 2011.

In connection with this transition, on November 15, 2010, the Company and Mr. Young entered into a Mutual Separation and Transition Agreement and related agreements under which (i) the Company agreed to continue Mr. Young’s base salary of $314,600 for one year; (ii) Mr. Young was paid a lump sum bonus payment of $180,000 on February 1, 2011, in lieu of any bonus or incentive amounts that he otherwise would have been eligible to receive under the applicable Angeion bonus and incentive plans; (iii) Mr. Young agreed to be a consultant to the Company for an 18-month period beginning January 1, 2011 and agreed to an extended non-compete covenant in exchange for a monthly payment of $6,000 through June 30, 2012; and (iv) the Company agreed to provide a portion of Mr. Young’s health coverage for up to 24 months. Mr. Young has also agreed to continue to serve as an Angeion director through the 2012 Annual Meeting of Shareholders.

Terrance J. Kapsen–Employment Arrangement and Change-in-Control Agreement

The Company has no formal employment agreement with Mr. Kapsen. Mr. Kapsen currently receives an annual salary of $200,000 and is entitled to earn an annual cash bonus ranging from 12.5% to 31.5% of his annual salary, based upon achievement of certain objectives in a bonus plan established by the Board of Directors. Targeted annual cash bonus for achievement of the objectives was 25%. Mr. Kapsen’s employment is on an at will basis and may be terminated with or without prior notice by either party. The Company and Mr. Kapsen have agreed to non-compete provisions which extend for one year after the termination of Mr. Kapsen’s employment.

The Company and Mr. Kapsen entered into a Change in Control Agreement dated as of October 22, 2004. Under this agreement, if Mr. Kapsen’s employment is terminated during a period of twenty four months following a Change in Control of the Company (i) by the Company other than for Cause or death, or (ii) by Mr. Kapsen for Good Reason (as these terms are defined in the Agreements), then he will be entitled to a lump-sum payment equal to his currently effective base salary. In addition to these amounts, Mr. Kapsen would be entitled to a fee for out-placement services in an amount up to $20,000 and the Company would continue to pay its portion of his health insurance for twenty four months as if he were still employed.

Robert M. Wolf–Letter Agreement and Change-in-Control Agreement

The Company entered into a letter agreement on May 16, 2011, with Mr. Wolf as Chief Financial Officer under which Mr. Wolf received a base salary of $200,000. Mr. Wolf is also eligible for an annual bonus opportunity for amounts ranging from 12.5% to 31.5% of his salary based on attainment of performance based upon achievement of certain objectives in a bonus plan established by the Board of Directors, such amount to be prorated from May 16, 2011. Targeted annual cash bonus for achievement of the objectives was 25%. Mr. Wolf also received an initial award of 25,000 restricted shares of common stock vesting over a three-year period.

On December 15, 2011, the Company and Mr. Wolf agreed to enter into a Change-in-Control Agreement. Under this agreement, if Mr. Wolf’s employment is terminated during a period of twelve months following a Change in Control of the Company (i) by the Company other than for Cause or death, or (ii) by Mr. Wolf for Good Reason (as these terms are defined in the Agreement), then he will be entitled to a lump-sum payment equal to twelve months of his currently effective base salary, as well as a pro-rata portion of target bonus if actual targets are met, with such bonus to be paid when other plan bonuses are paid.

Larry R. Degen–Employment Arrangement

The Company has no written employment agreement with Mr. Degen. Mr. Degen receives an annual salary of $135,000 and is entitled to earn an annual cash bonus ranging from 12.5% to 31.5% of his annual salary, based upon achievement of certain objectives in a bonus plan established by the Board of Directors. Targeted annual cash bonus for achievement of the objectives was 25%. Mr. Degen’s employment is on an at will basis and may be terminated with or without prior notice by either party.

Bonuses for Executive Officers

Under the 2011 Bonus Plan as amended, the Company established three separate categories: (i) Earnings before 2011 Bonus Plan expense, Interest and Taxes (“Pre-incentive EBIT”), (Weighted 35% and 25% for Chief Executive Officer and Officers, respectively); (ii) total Angeion revenue (Weighted 35% and 25% for Chief Executive Officer and Officers, respectively) and (iii) specific personal goals (Weighted 30% and 50% for Chief Executive Officer and Officers, respectively). Threshold criteria were not met sufficiently to award any payouts in the 2011 Bonus Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth information regarding the beneficial ownership of the common stock as of January 15, 2012 by (i) each Named Executive Officer and director of the Company; and (ii) all directors and current executive officers of the Company as a group. Shares covered by stock option are included in the table below only to the extent that these options were exercisable within 60 days of January 15, 2012.

Shareholder	Shares Directly Owned(1)		Options Exercisable within 60 days	Number of Shares(1)	Percent of Class
Norman H. and Sandra F. Pessin 366 Madison Avenue -14th floor New York, New York 10017	340,899	(2)	―	340,899	8.6%
BlueLine Partners, LLC 4208 Equestrian Way Flower Mound, TX 75028	296,390	(3)	―	296,390	7.5%
Renaissance Technologies LLC 800 Third Avenue New York, New York 10022	221,840	(4)	―	221,840	5.6%
Gregg O. Lehman, Ph.D.**	45,078		―	45,078	1.1%
Philip I. Smith	2,223		―	2,223	*
Terrance J. Kapsen**	21,892		34,000	55,892	1.4%
Robert M. Wolf**	25,000		―	25,000	*
Larry R. Degen	–		―	―	*
John R. Baudhuin**	14,540		30,000	44,540	1.1%
Gregory W. Beasley**	11,262		―	11,262	*
Robert E. Munzenrider**	18,401		―	18,401	*
Mark W. Sheffert**	12,401		―	12,401	*
Rodney A. Young**	38,773		―	38,773	1.0%
All directors/current executive officers as a group (8 persons)	189,570		64,000	253,570	6.4%

___________________________

*	Indicates ownership of less than one percent.
**	Currently serves as executive officer or director of Angeion Corporation
1.	Except as noted, all shares beneficially owned by each person as of the record date were owned of record, and each person had sole voting power and sole investment power for all such shares beneficially held. Shares directly owned includes the following shares represented by unvested restricted share grants: Gregg O. Lehman, Ph.D. – 21,435; Rodney A. Young – 7,273; Kapsen – 9,332; Robert M. Wolf – 25,000; John R. Baudhuin – 9,495; Gregory W. Beasley – 7,273; Robert E. Munzenrider – 7,273; Mark W. Sheffert – 7,273 and all directors/current executive officers as a group – 94,354.
2.	Based on Schedule 13D filed with the SEC by Norman H. and Sandra F. Pessin on July 13, 2010.
3.	Based on Schedule 13D filed with the SEC by BlueLine Partners, LLC on August 23, 2010.
4.	Based on Schedule 13F-H filed with the SEC by Renaissance Technologies LLC on February 11, 2011.

Securities Authorized for Issuance under Equity Compensation Plans.

See Item 5 of this Form 10-K filing under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities -- Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions.

During fiscal 2011, the Company paid fees and expenses to G. Woodrow & Associates, where Mr. Beasley serves as President, totaling $119,950 and $65,863, respectively, in relation to strategic advisory services related to the Company’s New Leaf products.

Director Independence

The Board of Directors has reviewed director independence guidelines in a manner consistent with the definitions of “independence” set forth in SEC Rule 10A-3 under the Securities Exchange Act of 1934 and the rules of the Nasdaq Stock Market. In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each director and has determined that Messrs. Baudhuin, Munzenrider and Sheffert are each “independent” under SEC Rule 10A-3 and each of Messrs. Baudhuin, Beasley, Munzenrider and Sheffert is an “independent director” under the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accountants

Baker Tilly Virchow Krause, LLP (“Baker Tilly”) has served as the independent registered public accounting firm for the Company since May 1, 2008.

Audit Fees

The following table presents fees for professional audit services and all other fees rendered by Baker Tilly for the audits of the Company’s consolidated financial statements for the years ended October 31, 2011 and 2010, respectively:

	Year Ended October 31, 2011	Year Ended October 31, 2010
Audit fees	$131,000	$128,000
Tax compliance fees	24,000	18,000
All other fees	—	—
	$155,000	$146,000

___________________________

During fiscal 2011 and 2010, respectively, the Company paid fees of $131,000 and $128,000 to Baker Tilly related to the audit of the Company’s consolidated financial statements and reviews of quarterly and interim reporting information, and audit of the Company’s 401(k) Savings Plan.

The $24,000 and $18,000 paid for tax compliance fees is related to tax compliance services provided by Baker Tilly during fiscal 2011 and 2010, respectively.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm on a case-by-case basis. In connection with the approval of the annual audit services and related fees, the Audit Committee also pre-approves certain audit related fees for the independent registered public accounting firm responding to and researching technical accounting questions and other matters related to the financial statements under audit. All of the services provided by the independent registered public accounting firm during 2011 and 2010 have been approved by the Audit Committee under its pre-approval process.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1.	Financial Statements of Registrant

The following consolidated financial statements of Angeion Corporation and Subsidiaries are set forth in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm, Baker Tilly Virchow Krause, LLP.

Consolidated Balance Sheets as of October 31, 2011 and 2010.

Consolidated Statements of Operations for the years ended October 31, 2011 and 2010.

Consolidated Statements of Cash Flows for the years ended October 31, 2011 and 2010.

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended October 31, 2011 and 2010.

Notes to Consolidated Financial Statements.

(a) 2.	Financial Statement Schedules

None.

2.	Exhibits

3.1	Angeion Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 contained in the Company’s Form 8-K as filed on August 28, 2007).

3.2	Angeion Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 contained in the Company’s Form 8-K as filed on August 28, 2007).

10.1	*Angeion Corporation 2002 Stock Option Plan, as amended through July 21, 2005 (incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K (File No. 0-9899) filed on July 27, 2005).

10.2	*Angeion Corporation 2003 Employee Stock Purchase Plan, as amended through May 14, 2003 (incorporated by reference to Exhibit 4.1 contained in the Company’s Registration Statement on Form S-8 (File No. 333-105387) filed on May 19, 2003).

10.3	*Angeion Corporation 2007 Stock Incentive Plan, incorporated by reference from Exhibit A to the definite proxy statement dated April 13, 2010 for the annual meeting of shareholders held May 25, 2010.

10.4	*Change-in-Control Agreement between Angeion Corporation and Gregg O. Lehman, Ph.D. dated as of January 23, 2012.

10.5	*Angeion Form of Change-in-Control Agreement for employees other than Dr. Lehman.

10.6	*Angeion Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.3 contained in the Company’s Form 10-QSB for the quarterly period ended January 31, 2005 (File No. 0-9899).

10.7	Lease dated December 31, 2003 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10.6 contained in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2004).

10.7.1	Lease amendment dated December 21, 2008 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10.5.1 to Form 10-K for the year ended October 31, 2008).

10.7.2	Lease amendment dated January 15, 2009 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota. (incorporated by reference to Exhibit 10.5.1 to Form 10-K for the year ended October 31, 2008).

10.7.3	Lease amendment dated August 16, 2011 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 99.1 to Form 10-Q for the quarter ended July 31, 2011).

10.8	*Letter agreement dated May 26, 2011 between Angeion Corporation and Gregg O. Lehman, Ph.D. (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed on June 2, 2011).

10.8.1	*Letter agreement dated as of August 4, 2011 between Angeion Corporation and Gregg O. Lehman, Ph.D., (incorporated by reference to Exhibit 99.1 contained in the Company’s Current Report on Form 8-K as filed on August 8, 2011).

10.9	*Letter agreement dated as of May 4, 2011 between Angeion Corporation and Robert M. Wolf, (incorporated by reference to Exhibit 99.1 contained in the Company’s Current Report on Form 8-K as filed on May 16, 2011).

10.10	*Consulting Agreement dated as of December 31, 2010 between Angeion Corporation and Rodney A. Young, (incorporated by reference to Exhibit 10.3 contained in the Company’s Current Report on Form 8-K as filed on November 19, 2010).

22.1	The Company has one significant subsidiary, Medical Graphics Corporation, a Minnesota corporation.

23.1	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

January 27, 2012	By	/s/ Gregg O. Lehman
Gregg O. Lehman, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each of the undersigned hereby constitutes and appoints Gregg O. Lehman, Ph.D. and Robert M. Wolf as the undersigned’s true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/s/ Gregg O. Lehman	Director, Pres. & Chief Executive Officer	January 27, 2012
Gregg O. Lehman, Ph.D.	(Principal Executive Officer)

/s/ Robert M. Wolf	SVP & Chief Financial Officer	January 27, 2012
Robert M. Wolf	(Principal Financial Officer)

/s/ John R. Baudhuin	Director	January 27, 2012
John R. Baudhuin

/s/ Gregory W. Beasley	Director	January 27, 2012
Gregory W. Beasley

/s/ Robert E. Munzenrider	Director	January 27, 2012
Robert E. Munzenrider

/s/ Mark W. Sheffert	Director	January 27, 2012
Mark W. Sheffert

/s/ Rodney A. Young	Director	January 27, 2012
Rodney A. Young

