Form 10-Q
period 2012-01-31
ANGEION CORP/MN
filed 2012-03-09
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended January 31, 2012.

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☐    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

As of March 1, 2012, the Company had outstanding 3,799,211 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2012 and October 31, 2011

(In thousands except share and per share data)

	January 31, 2012	October 31, 2011
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$8,674	$8,461
Short-term investments	481	723
Accounts receivable, net of allowance for doubtful accounts of $93 and $96, respectively	4,898	5,958
Inventories, net of obsolescence reserve of $478 and $431, respectively	4,122	3,750
Prepaid expenses and other current assets	198	235
Total Current Assets	18,373	19,127

Property and equipment, net of accumulated depreciation of $3,798 and $3,735, respectively	423	444
Intangible assets, net	1,290	1,201
Total Assets	$20,086	$20,772

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,833	$2,022
Employee compensation	1,279	1,481
Deferred income	1,591	1,771
Warranty reserve	122	141
Other current liabilities and accrued expenses	230	221
Total Current Liabilities	5,055	5,636

Long-term Liabilities:
Long-term deferred income and other	814	817
Total Liabilities	5,869	6,453
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common Stock, $0.10 par value, authorized 25,000,000 shares, 3,961,742 and 3,905,648 shares issued and 3,797,800 and 3,778,796 shares outstanding in 2012 and 2011, respectively	380	378
Additional paid-in capital	20,768	20,622
Accumulated deficit	(6,932)	(6,683)
Accumulated other comprehensive income	1	2
Total Shareholders’ Equity	14,217	14,319
Total Liabilities and Shareholders’ Equity	$20,086	$20,772

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended January 31,
	2012	2011
Revenues
Equipment, supplies and accessories revenues	$5,976	$6,144
Service revenues	1,083	909
	7,059	7,053
Cost of revenues
Cost of equipment, supplies and accessories revenues	2,727	2,716
Cost of service revenues	350	356
	3,077	3,072

Gross margin	3,982	3,981

Operating expenses:
Selling and marketing	2,071	2,047
General and administrative	1,183	1,390
Research and development	866	761
Amortization of intangibles	108	105
	4,228	4,303

Operating loss	(246)	(322)
Interest income	4	8

Loss before taxes	(242)	(314)
Provision for taxes	7	10

Net loss	$(249)	$(324)

Loss per share:
Basic	$(0.07)	$(0.09)
Diluted	$(0.07)	$(0.09)

Weighted average common shares outstanding:
Basic	3,780	3,754
Diluted	3,780	3,754

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended January 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(249)	$(324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	64	64
Amortization	108	105
Stock-based compensation	137	34
Decrease in allowance for doubtful accounts	(3)	(10)
Increase (decrease) in inventory obsolescence reserve	47	(25)
Loss on disposal of equipment	—	22
Change in operating assets and liabilities:
Accounts receivable	1,063	480
Inventories	(419)	(45)
Prepaid expenses and other current assets	37	95
Accounts payable	(189)	(83)
Employee compensation	(202)	131
Deferred income	(218)	(61)
Warranty reserve	(19)	(35)
Other current liabilities and accrued expenses	9	(88)
Net cash provided by operating activities	166	260

Cash flows from investing activities:
Sales of investments	241	1,239
Purchase of property and equipment and intangible assets	(240)	(173)
Net cash provided by investing activities	1	1,066

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	11	12
Proceeds from the exercise of stock options	40	48
Repurchase of common stock	(5)	—
Net cash provided by financing activities	46	60

Net increase in cash and cash equivalents	213	1,386

Cash and cash equivalents at beginning of period	8,461	6,943

Cash and cash equivalents at end of period	$8,674	$8,329

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

The consolidated balance sheet as of January 31, 2012, the consolidated statements of operations for the three months ended January 31, 2012 and 2011, and the consolidated statements of cash flows for the three months ended January 31, 2012 and 2011, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2011 was derived from the audited consolidated financial statements as of that date. Operating results for the three months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-K for the year ended October 31, 2011.

Comprehensive loss is a measure of all non-owner changes in shareholders’ equity and includes items such as net loss, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. Comprehensive loss for Angeion Corporation was $(250,000) and $(323,000) for the three months ended January 31, 2012 and January 31, 2011, respectively.

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities made in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates include accounts receivable, product warranty and inventory reserves, and depreciable lives of property, equipment and intangible assets (including internal software development costs).

Certain reclassifications of prior year comparable information have been made to conform to current period classifications.

The Company determined there were no events subsequent to January 31, 2012, that required recognition or disclosure in these consolidated financial statements.

2.            Summary of Significant Accounting Policies

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts and supplies was $2,186,000 and $2,368,000 at January 31, 2012 and October 31, 2011, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed. The amount of deferred installation and training revenue was $98,000 and $152,000 at January 31, 2012 and October 31, 2011, respectively.

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

No customer accounted for more than 10% of revenues for either the three months ended January 31, 2012 and 2011.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. At January 31, 2012, advance payments from customers aggregated $51,000, while at October 31, 2011, advance payments from customers aggregated $31,000. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

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

We capitalize costs related to software developed for new products and significant enhancements of existing products once technological feasibility has been reached and all research and development for the components of the product have been completed. These costs are amortized on a straight-line basis over the estimated useful life of the related product, not to exceed seven years, commencing with the date the product becomes available for general release to our customers. At each of January 31, 2012 and October 31, 2011, we have not yet amortized any capitalized software costs because the software has not yet been released for use. The achievement of technological feasibility and the estimate of a product’s economic life require management's judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

Recent Accounting Pronouncements

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

Presentation of Comprehensive Income - During June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires the presentation of comprehensive income in either a single continuous financial statement or two separate, but consecutive financial statements. ASU No. 2011-05 also includes a provision requiring the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. During December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred this requirement in order to allow the FASB more time to determine whether reclassification adjustments should be required to be presented on the face of the financial statements. ASUs No. 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are required to be applied retrospectively. The Company does not believe that the adoption of ASUs No. 2011-05 and 2011-12 will have a material effect on its results of operations, financial position or cash flows.

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

Total share-based compensation expense included in the Company’s statement of operations for the three months ended January 31, 2012 and 2011 was $137,000 and $34,000, respectively.

Stock Options

A summary of our option activity for the three-month periods ended January 31, 2012 and 2011 follows:

	For the three months ended
	January 31, 2012		January 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	346,572	$6.31	600,573	$6.12
Exercised	(17,500)	2.30	(14,500)	3.32
Expired or cancelled	—	—	(14,000)	6.23
Outstanding at end of period	329,072	$6.53	572,073	$6.19

The following table summarizes information concerning stock options outstanding as of January 31, 2012:

Exercise Prices	Number Outstanding and Subject to Exercise	Weighted Average Remaining Contractual Life
$2.00	1,150	1.68
2.53	7,000	2.46
5.08	52,500	2.47
5.16	37,584	3.55
5.66	20,000	3.30
6.23	24,500	2.29
6.60	47,647	2.54
7.79	41,500	1.68
7.86	97,191	2.60

Total	329,072	2.58

The total intrinsic value of options exercised during the three months ended January 31, 2012 and 2011 was $53,000 and $22,000, respectively. The total intrinsic value of options outstanding and exercisable at January 31, 2012 was $50,000, which was calculated using the closing stock price as of January 31, 2012 less the exercise price of in-the-money options. The Company issues new shares when stock options are exercised. Cash received from the exercise of stock options was $40,000 and $48,000 for the three months ended January 31, 2012 and 2011, respectively and there was no related tax benefit realized due to the Company’s current tax loss position. There was no unrecognized compensation expense related to outstanding stock options as of January 31, 2012.

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company did not grant any options during the three-month periods ended January 31, 2012 and 2011.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards was established by the market price on the date of grant. A summary of the Company’s restricted stock activity for the three months ended January 31, 2012 is presented in the following table.

	For the three months ended
	January 31, 2012
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the period	126,852	$4.12
Granted	12,000	5.10
Unvested, end of period	138,852	$4.21

Unrecognized compensation expense related to outstanding restricted stock awards as of January 31, 2012 was $364,000. The Company expects to recognize this over a weighted average period of 2.02 years.

Employee Stock Purchase Plan

The Angeion Corporation 2003 Employee Stock Purchase Plan (“Purchase Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to certain eligibility requirements. Terms of the Purchase Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis. Employees may currently purchase the Company’s common stock at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Purchase Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2011, employees purchased 2,504 shares at a price of $4.47 per share. As of January 31, 2012, the Company has withheld approximately $7,000 from employees participating in the phase that began on January 1, 2012. At January 31, 2012, 47,136 shares of common stock were available for future purchase under the Purchase Plan.

Performance Share Awards

As a part of the compensation arrangements, on December 15, 2011, the Company’s chief executive officer was awarded 25,090 shares of Company common shares to be delivered if the Company meets the specified operating earnings target. The officer is not entitled to rights of ownership and shares are not regarded as outstanding until delivered. These shares are valued at $117,000, with $16,000 recognized as expense in the quarter ended January 31, 2012 leaving $101,000 to be amortized in the remaining three quarters of fiscal 2012.

Performance share awards to non-employee consultants are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The value of stock awards to non-employees remains variable until performance criteria have been achieved, when individual shares groups to be granted vest, establishing the value of each group over the dates that its related performance criteria was completed. Under variable accounting, amounts are expensed in relation to the shares expected to be granted over the performance period, with value of those whose performance criteria has been met at the market value on the date earned and value of all others marked to market as of the reporting date. At January 31, 2012, of the 24,000 shares expected to be granted, 5,250 have vested with an aggregate market value fixed at $25,000. The remaining 18,750 expected to be earned have $101,000 in value at January 31, 2012. Expense for the three months ended January 31, 2012 was $35,000.

The following table presents the statement of operations classification of pre-tax stock-based compensation expense recognized for the three and three months ended January 31, 2012 and 2011:

	Three months ended January 31,
	2012	2011
Cost of revenues	$—	$1
Selling and marketing	13	24
General and administrative	115	(1)
Research and development	9	10
Stock-based compensation expense	$137	$34

4.            Inventories

Inventories consisted of the following at January 31, 2012 and October 31, 2011:

(In thousands)	2012	2011
Raw materials	$1,401	$1,272
Work-in-Process	511	170
Finished goods	2,210	2,308
	$4,122	$3,750

5.            Intangible Assets

Intangible assets consisted of the following at January 31, 2012 and October 31, 2011:

(In thousands)	2012	2011
Intangible assets:
Developed technology	$6,801	$6,788
Trademarks	66	67
Capitalized software in progress	774	589
	7,641	7,444
Accumulated Amortization	(6,351)	(6,243)
	$1,290	$1,201

The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets that range from seven to ten years. Amortization expense was $108,000 and $105,000 the three months ended January 31, 2012 and 2011, respectfully. Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of January 31, 2012 is as follows:

(In thousands)	Amortization
Nine months ending October 31, 2012	$325
2013	13
2014	13
2015	13
2016	14
$378

The above table does not include estimated amortization expense for patents, included in developed technology, and capitalized software of $912,000 that are not yet placed in service. Software development costs of $185,000 and $90,000 were capitalized during the three months ended January 31, 2012 and 2011, respectfully. Upon completion of this development project, the software is expected to be amortized over seven years.

6.            Warranty Reserve

Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims if it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment. Warranty provisions and claims for the three months ended January 31, 2012 and 2011 were as follows:

	Three months ended January 31,
(In thousands)	2012	2011
Balance, beginning of period	$141	$175
Warranty provisions	59	54
Periodic reserve adjustment	(24)	30
Warranty claims	(54)	(119)
Balance, end of period	$122	$140

7.            Net Loss per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period. Diluted income per share is computed similarly to basic income (loss) per share except that in computing diluted income per share the weighted average shares outstanding are increased to include additional shares issuable from the assumed exercise of stock options, if dilutive, as well as the dilutive effects of any unvested restricted share awards. Diluted loss per share does not include any of these dilutive effects in its calculation. The number of additional shares is calculated by assuming that outstanding stock options are exercised, outstanding restricted share grants vest and that the cash proceeds from the exercise together with the assumed employment value represented by the unamortized stock-based compensation were used to reacquire shares of common stock at the average market price during the reporting period.

The Company had unexpired options for the purchase of its common shares and unvested restricted and performance stock awards at January 31, 2012 and 2011 of 493,014 and 667,289 shares, respectively.

Shares used in the loss per share computations are as follows:

	Three months ended January 31,
(In thousands)	2012	2011
Weighted average common shares outstanding – basic	3,780	3,754
Dilutive effect of stock options and restricted stock awards	—	—
Weighted average common shares outstanding – diluted	3,780	3,754

As a result of the net loss in the three months ended January 31, 2012 and 2011, the outstanding stock options and unvested restricted stock shares were considered antidilutive and, therefore, were excluded from diluted loss per share of those periods.

8.            Income Taxes

The Company has recorded a provision for taxes from operations of $7,000 and $10,000 for the three months ended January 31, 2012 and 2011, respectively.

At October 31, 2011, the reserve for uncertain tax positions was $41,000, increasing to $41,500 during the first quarter of fiscal 2012. The entire amount of the reserve is related to uncertainties regarding income tax nexus with various states in which the Company operates. Included in the reserve is $16,500 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

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

The Company files a consolidated federal income tax return in the United States Federal jurisdiction and files various combined and separate tax returns in several state and local jurisdictions. For United States federal tax, the Company is no longer subject to examinations by the authorities for fiscal years ending prior to November 1, 2008. The expiration dates of the statute of limitations related to the various state income tax returns that the Company files vary by state. There is no statute of limitations for assessments related to jurisdictions where the Company may have a nexus but has chosen not to file an income tax return.

The Company had a federal net operating loss carry forward at October 31, 2011 of approximately $15.9 million. This amount is the remaining utilizable carry forward following the application of a limit due to an ownership change under Internal Revenue Code Section 382 that occurred during the fourth quarter of fiscal year 2006. This carry forward is available to offset a portion of taxes payable in future years. If not used, this carry forward will expire in the years 2012 through 2031. The Company also has $109,000 of alternative minimum tax credit carry forwards that do not have expiration dates. Even though the Company has substantial federal net operating loss carry forwards, any income may still be subject to U.S. and State alternative minimum taxes.

The Company has recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future. Although this determination was made in a prior fiscal year, it is still applicable as of January 31, 2012, and the Company will continue to assess the need for a full valuation allowance in future quarters. Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $0.9 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

9.            Separation Accrual

During the first quarter of fiscal 2011, the Company incurred a charge of $418,000 included in general and administrative expenses, consisting of an accrual of separation payments for the former chief executive officer (CEO) of $451,000 reduced by the effect of forfeitures of previously expensed unvested option and restricted stock award costs.

The following table reconciles first quarter activity for accrued separation expenses.

(In thousands)	Three Months ended January 31, 2012
Balance, beginning of period	$117
Provision for separations	—
Separation payments	(77)
Balance, end of period	$30

10.	Segment Reporting

The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales by geographic area are shown in the following table.

	Three Months ended January 31,
(In thousands)	2012	2011
Revenues from unaffiliated customers:
United States	$5,642	$5,133
Americas	763	697
Europe	404	652
Rest of World	250	571
	$7,059	$7,053

11.            Litigation

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company, through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MedGraphics and New Leaf brand and trade names. These cardiorespiratory diagnostic systems have a wide range of applications in healthcare, wellness, and health and fitness. Revenues consist of equipment, supplies and accessories sales as well as service revenues. Equipment, supplies and accessories sales reflect sales of non-invasive cardiorespiratory diagnostic equipment and aftermarket sales of peripherals and supplies. Service revenues consist of revenues from extended service contracts, non-warranty service visits and additional training.

Total revenues for the fiscal first quarter of 2012 were $7.1 million, consistent with $7.1 million in 2011. Operating expenses for the fiscal first quarter of 2012 were $4.2 million, a decrease of 1.7% from the same period in 2011. Net loss for the three months ended January 31, 2011 was ($249,000), or ($0.07) per basic and diluted share, compared to a net loss of ($324,000), or ($0.09) per basic and diluted share, for the same period in 2011.

Results of Operations

The following table contains selected information from the Company’s consolidated statements of operations, expressed as a percentage of revenues:

	Three months Ended January 31,
	2012	2011
Revenues	100.0%	100.0%
Cost of revenues	43.6	43.6
Gross margin	56.4	56.4

Operating expenses:
Selling and marketing	29.3	29.0
General and administrative	16.8	19.7
Research and development	12.3	10.8
Amortization of intangibles	1.5	1.5
	59.9	61.0
Operating loss	(3.5)	(4.6)
Interest income	0.1	0.1
Loss before taxes	(3.4)	(4.5)
Provision for taxes	0.1	0.1
Net Loss	(3.5%)	(4.6%)

The following paragraphs discuss the Company’s performance for the three-month periods ending January 31, 2012 and 2011:

Seasonality

The Company experiences some seasonality in its revenues, with the first and fourth quarter of its fiscal year historically being its lowest and highest revenue quarters, respectively. The Company experiences additional variability in each quarter due to a number of factors, including customer budget cycles, product introductions, Company sales incentive programs, general economic conditions and the timing of customer orders.

Revenue

Total revenue for the three months ended January 31, 2012, was essentially even compared to the same period in 2011. Domestic revenue for the three months ended January 31, 2012 increased by 9.9% and international revenue decreased by (26.2)% from prior year period levels, with decreases in international revenues primarily from the weaker performance in Canada, Europe and the Far East regions.

Gross Margin

Gross margin percentage for the three months ended January 31, 2012 remained at 56.4% compared to the same period in 2011. The percentage remained consistent as a result of manufacturing efficiencies resulting from the higher service revenue volume despite increased provisions for obsolete inventory of $47,000. We expect that these margin levels will continue in the remaining fiscal 2012 quarters.

Selling and Marketing

Selling and marketing expenses increased 1.2% to $2.1 million for the three months ended January 31, 2012 from $2.0 million for the comparable period of 2011. Expenses increased due to group purchasing organization fees and current year consultant expenses of $42,000 and $50,000, respectively.

General and Administrative

For the three months ended January 31, 2011, general and administrative expenses included a one-time charge of $418,000 related to the separation of a former chief executive officer. The general and administrative costs for three months ended January 31, 2012 compared to the 2011 three-month period without this charge increased by $211,000, due primarily to $136,000 in increased compensation and consultant related costs for the additional administrative staff that joined the Company in late fiscal 2011 and in the current fiscal 2012 period, $47,000 in increased stock based compensation related to employee and board of director compensation changes, $36,000 in increased investor relation costs and a $25,000 charge for doubtful accounts receivable.

Research and Development

Research and development expenses for the three months ended January 31, 2012 were increased $105,000 compared to the same periods in 2011. Expense increases were primarily for additional staff costs of $99,000 and $54,000 for ongoing product development expense, offset by savings of $25,000 incurred for recruitment costs in the prior year. In addition, approximately $185,000 of incurred costs were capitalized in fiscal 2012, versus $90,000 in 2011, as software in progress for construction costs in the phase beyond the projects achieving “technological feasibility.” As we have discussed previously, while this capitalized cost spending affects our cash flow and to a lesser extent our bottom line, we believe that both of these investments provide the foundation for a future product pipeline of new integrated patient care and consumer health programs that will deliver sustained growth. The majority of these software projects will be ongoing during fiscal 2012, when we expect the benefits of this effort will become available for use in our product offerings.

Amortization of Intangibles

Amortization of developed technology was $108,000 for the three months ended January 31, 2012 and $105,000 for the three months ended January 31, 2011. We expect $105,000 of these costs to be recurring quarterly through the remainder of fiscal 2012, when the related assets will be fully amortized. The release of products incorporating software currently being capitalized will require the amortization of those software costs in the periods following the releases.

Provision for Income Taxes

The Company is required to present the provision for taxes as if it were fully taxable in accordance with Financial Accountings Standards Board (“FASB”) Accounting Standards Codification 852-740. In prior years, the Company used its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards available. During the three month periods ended January 31, 2012 and 2011, the Company did not use any tax benefits related to pre-emergence bankruptcy NOLs. See note 8 to the consolidated financial statements, “Income Taxes,” in this Form 10-Q for additional discussion of the accounting for income taxes.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its Medical Graphics Corporation subsidiary.

The Company had cash, cash equivalents and investments of $9.2 million and working capital of $13.3 million as of January 31, 2012.

During the first quarter of fiscal 2012, the Company reported a net loss of $249,000. However, cash flows from operating activities for the three months were $166,000, primarily due to reductions in accounts receivable of $1,063,000 and the add-back of non-cash expenses totaling $309,000 for depreciation, amortization and stock-based compensation expense, offset in part by decreases of $419,000 for inventory acquisition, $189,000 for accounts payable reductions and $202,000 for reductions of accrued employee compensation.

For the three months ended January 31, 2012, the Company used $240,000 of cash for the purchase of property and equipment and intangible assets and received $241,000 from the sale of maturing investment grade debt instruments.

The Company received cash from financing activities of $51,000 during the three months ended January 31, 2012, which primarily consisted of proceeds from the exercise of stock options and the issuance of shares under the Employee Stock Purchase Plan and spent $5,000 within its currently authorized share repurchase program, which has $2,797,000 remaining in the current program authorized through July 31, 2013.

The Company believes that its liquidity and capital resource needs for fiscal 2012 and the following twelve months will be met through its cash flows resulting from operations, as well as current cash, cash equivalents and investments. In addition, as previously discussed, the Company has developed a market-focused approach to strategically leverage the strength of its MedGraphics brand and worldwide selling and distribution capability. Specifically, the Company has held discussions with various potential strategic product and technology partners. The Company may use some of its cash and capital resources in the acquisition of new technologies or businesses. Although the Company is continuing to look at a number of these opportunities, it currently has no agreements or understandings with any of these third parties.

Forward Looking Statements.

The discussion above contains forward-looking statements about Angeion’s future financial results and business prospects that by their nature involve substantial risks and uncertainties. You can identify these statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “plan,” “will,” “target,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans or prospects. Our actual results may differ materially depending on a variety of factors including: (1) national and worldwide economic and capital market conditions; (2) continuing cost-containment efforts in our hospital, clinic and office markets; (3) remaining as a qualified provider for several large group purchasing organizations, thereby ensuring continued access to our market and efficiently increasing our sales potential to an expanded numbers of companies using these buying groups; (4) any changes in the patterns of medical reimbursement that may result from national healthcare reform; (5) our ability to successfully operate our business, including successfully converting our increasing research and development expenditures into new and improved cardiorespiratory diagnostic products and services and selling these products and services under the MedGraphics and New Leaf brand names into existing and new markets; (6) our ability to complete our software development initiatives and migrate our MedGraphics and New Leaf platforms to a next generation technology; (7) our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop; (8) our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers; (9) our ability to expand our international revenue through our distribution partners and our Milan, Italy representative branch office; (10) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products; (11) our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future; (12) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; (13) our dependence on third-party vendors; and (14) the ability of new members of our senior management to make a successful transition into their new roles and for all members of senior management to ultimately develop and implement a strategic plan. Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the above discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including the Annual Report on Form 10-K for the year ended October 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Gregg O. Lehman, Ph.D., and chief financial officer, Robert M. Wolf, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2011. We believe there have been no material changes from the risk factors disclosed in that Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended January 31, 2012, the Company repurchased shares of its common stock, as follows:

Issuer Purchases of Equity Securities(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 1-30, 2011	―	―	―
December 1-31, 2011	1,000	$4.98	1,000
January 1-31, 2012	―	―	―
Total	1,000	$4.98	1,000	$2,797,000

(1) On March 8, 2012, the Company’s Board of Directors authorized an extension of its stock repurchase program until July 31, 2013. As of January 31, 2012, the Company had $2,797,000 authorized for future purchases under this program.

The Company instituted the stock repurchase program on March 16, 2010, and between that date and October 31, 2010, it repurchased 466,049 shares of common stock at a cost of $2,024,000, completing the original program.

On April 15, 2011, the Company announced its Board had authorized a $2.0 million extension to the stock repurchase program. On May 26, 2011, the Company announced the Board had increased this amount to $3.0 million, and, as noted above, it has now extended the program to July 31, 2013. Under the program, the Company may purchase common stock in the open market or in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.      Certifications pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.      Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)

March 9, 2012
	By:	/s/ Gregg O. Lehman
Gregg O. Lehman
President and Chief Executive Officer

March 9, 2012
	By:	/s/ Robert M. Wolf
Robert M. Wolf
Chief Financial Officer

