Form 10-Q
period 2012-04-30
ANGEION CORP/MN
filed 2012-06-14
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 30, 2012.

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
Yes ☐ No ☒

As of June 4, 2012, the Company had outstanding 3,987,003 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2012 and October 31, 2011
(In thousands except share and per share data)

	April 30, 2012	October 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,822	$8,461
Short-term investments	480	723
Accounts receivable, net of allowance for doubtful accounts of $32 and $96, respectively	4,077	5,958
Inventories, net of obsolescence reserve of $488 and $431, respectively	4,396	3,750
Prepaid expenses and other current assets	324	235
Total Current Assets	18,099	19,127

Property and equipment, net of accumulated depreciation of $3,861 and $3,735, respectively	451	444
Intangible assets, net	1,356	1,201
Total Assets	$19,906	$20,772

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,627	$2,022
Employee compensation	1,402	1,481
Deferred income	1,744	1,771
Warranty reserve	101	141
Other current liabilities and accrued expenses	403	221
Total Current Liabilities	5,277	5,636

Long-term Liabilities:
Long-term deferred income and other	762	817
Total Liabilities	6,039	6,453
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common Stock, $0.10 par value, authorized 25,000,000 shares, 3,944,830 and 3,905,648 shares issued and 3,796,900 and 3,778,796 shares outstanding in 2012 and 2011, respectively	380	378
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	20,828	20,622
Accumulated deficit	(7,341)	(6,683)
Accumulated other comprehensive income	—	2
Total Shareholders’ Equity	13,867	14,319
Total Liabilities and Shareholders’ Equity	$19,906	$20,772

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands except per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Revenues
Equipment, supplies and accessories revenues	$5,140	$5,813	$11,116	$11,957
Service revenues	1,142	987	2,225	1,896
	6,282	6,800	13,341	13,853
Cost of revenues
Cost of equipment, supplies and accessories revenues	2,385	2,515	5,112	5,231
Cost of service revenues	416	392	766	748
	2,801	2,907	5,878	5,979

Gross margin	3,481	3,893	7,463	7,874

Operating expenses:
Selling and marketing	1,937	2,079	4,008	4,126
General and administrative	967	937	2,150	2,327
Research and development	870	902	1,736	1,663
Amortization of intangibles	109	105	217	210
	3,883	4,023	8,111	8,326

Operating loss	(402)	(130)	(648)	(452)
Interest income	—	(2)	(4)	(10)

Loss before taxes	(402)	(128)	(644)	(442)
Provision for taxes	7	10	14	20

Net loss	(409)	(138)	(658)	(462)

Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on securities	(1)	—	(2)	1

Comprehensive loss	$(410)	$(138)	$(660)	$(461)

Loss per share:
Basic	$(0.11)	$(0.04)	$(0.17)	$(0.12)
Diluted	$(0.11)	$(0.04)	$(0.17)	$(0.12)

Weighted average common shares outstanding:
Basic	3,797	3,772	3,789	3,763
Diluted	3,797	3,772	3,789	3,763

See accompanying notes to consolidated financial statements.

ANGEION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended April 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(658)	$(462)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	126	129
Amortization	217	210
Stock-based compensation	183	107
Decrease in allowance for doubtful accounts	(64)	(34)
Increase (decrease) in inventory obsolescence reserve	57	(70)
Loss on disposal of equipment	—	22
Change in operating assets and liabilities:
Accounts receivable	1,945	348
Inventories	(703)	(280)
Prepaid expenses and other current assets	(89)	54
Accounts payable	(395)	201
Employee compensation	(79)	(331)
Deferred income	(98)	83
Warranty reserve	(40)	(49)
Other current liabilities and accrued expenses	182	(41)
Net cash provided by (used in) operating activities	584	(113)

Cash flows from investing activities:
Sales of investments	241	1,239
Purchases of property and equipment and intangible assets	(505)	(329)
Net cash (used in) provided by investing activities	(264)	910

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	11	12
Proceeds from the exercise of stock options	40	48
Repurchase of common stock	(10)	(8)
Net cash provided by financing activities	41	52

Net increase in cash and cash equivalents	361	849

Cash and cash equivalents at beginning of period	8,461	6,943

Cash and cash equivalents at end of period	$8,822	$7,792

Cash paid for taxes	$3	$1
Supplemental non-cash items:
Share value received for stock option exercises	$—	$89

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

          The consolidated balance sheet as of April 30, 2012, the consolidated statements of comprehensive loss for the three and six months ended April 30, 2012 and 2011, and the consolidated statements of cash flows for the six months ended April 30, 2012 and 2011, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2011 was derived from the audited consolidated financial statements as of that date. Operating results for the three and six months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in Angeion Corporation’s Annual Report on Form 10-K for the year ended October 31, 2011.

          Comprehensive loss is a measure of all non-owner changes in shareholders’ equity and includes items such as net loss, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. Other comprehensive income (loss) for the periods ended April 30, 2012 and 2011 is comprised of unrealized gains (losses) on available-for-sale securities.

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

          The Company determined there were no events subsequent to April 30, 2012, that required recognition or disclosure in these consolidated financial statements, except as disclosed in Note 3.

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

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts was $2,239,000 and $2,368,000 at April 30, 2012 and October 31, 2011, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed. The amount of deferred installation and training revenue was $79,000 and $152,000 at April 30, 2012 and October 31, 2011, respectively.

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

          No customer accounted for more than 10% of revenues in any of the three- or six-month periods ended April 30, 2012 and 2011.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that will be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. At April 30, 2012, advance payments from customers aggregated $141,000, while at October 31, 2011, advance payments from customers aggregated $31,000. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

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

          We capitalize costs related to software developed for new products and significant enhancements of existing products once technological feasibility has been reached and all research and development for the components of the product have been completed. These costs will be amortized on a straight-line basis over the estimated useful life of the related product, not to exceed seven years, commencing with the date the product becomes available for general release to our customers. At each of April 30, 2012 and October 31, 2011, we have not yet amortized any capitalized software costs because the software has not yet been released for use. The achievement of technological feasibility and the estimate of a product’s economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

          Recent Accounting Pronouncements

          Fair Value Measurement - During May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 changes certain fair value measurement principles and enhances certain fair value disclosure requirements, particularly for Level 3 measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is required to be applied prospectively. The Company’s adoption of ASU No. 2011-04 did not have a material effect on its results of operations, financial position or cash flows.

          Presentation of Comprehensive Income - During June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires the presentation of comprehensive income in either a single continuous financial statement or two separate, but consecutive financial statements. ASU No. 2011-05 also includes a provision requiring the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. During December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred this requirement in order to allow the FASB more time to determine whether reclassification adjustments should be required to be presented on the face of the financial statements. ASUs No. 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are required to be applied retrospectively. The Company adopted ASU 2011-05 in this report for the period ended April 30, 2012. The adoption did not have a material effect on its results of operations, financial position or cash flows.

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

          Total share-based compensation expense included in the Company’s statement of operations for the three months ended April 30, 2012 and 2011 was $46,000 and $72,000, respectively and for the six months ended April 30, 2012 and 2011 was $183,000 and $107,000, respectively.

          Stock Options

          A summary of our option activity for the six-month periods ended April 30, 2012 and 2011 follows:

	For the six months ended
	April 30, 2012		April 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	346,572	$6.31	600,573	$6.12
Exercised	(17,500)	2.30	(49,500)	2.76
Expired or cancelled	—	—	(124,500)	7.05
Outstanding at end of period	329,072	$6.53	426,573	$6.24

The following table summarizes information concerning stock options outstanding as of April 30, 2012:

Exercise Prices	Number Outstanding and Subject to Exercise	Weighted Average Remaining Contractual Life
$2.00	1,150	1.44
2.53	7,000	0.80
5.08	52,500	1.88
5.16	37,584	3.26
5.66	20,000	1.56
6.23	24,500	2.04
6.60	47,647	1.72
7.79	41,500	1.44
7.86	97,191	2.06

Total	329,072	1.98

          The total intrinsic value of options exercised during the three months ended April 30, 2012 and 2011 was $0 and $83,000, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2012 and 2011 was $53,000 and $105,000, respectively. The total intrinsic value of options outstanding and exercisable at April 30, 2012 was $54,000, which was calculated using the closing stock price as of April 30, 2012 less the exercise price of in-the-money options. The Company issues new shares when stock options are exercised. Cash received from the exercise of stock options was $40,000 and $48,000 for the six months ended April 30, 2012 and 2011, respectively and there was no related tax benefit realized due to the Company’s current tax loss position. There was no unrecognized compensation expense related to outstanding stock options as of April 30, 2012.

          Valuation Assumptions

          The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company did not grant any options during any of the three- or six-month periods ended April 30, 2012 and 2011.

          Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards was established by the market price on the date of grant. A summary of the Company’s restricted stock activity for the six months ended April 30, 2012 and 2011 is presented in the following table.

	For the six months ended
	April 30, 2012		April 30, 2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	126,852	$4.12	101,327	$3.11
Granted	27,744	5.34	49,245	4.44
Vested and released	—	—	—	—
Expired or cancelled	(6,666)	2.62	(31,111)	3.34
Unvested at end of period	147,930	$4.42	119,461	$3.60

          Unrecognized compensation expense related to outstanding restricted stock awards as of April 30, 2012 was $353,000. The Company expects to recognize this over a weighted average period of 2.22 years.

          Employee Stock Purchase Plan

          The Angeion Corporation 2003 Employee Stock Purchase Plan (“Purchase Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to certain eligibility requirements. Terms of the Purchase Plan provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may currently purchase the Company’s common stock at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Purchase Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2011, employees purchased 2,504 shares at a price of $4.47 per share. As of April 30, 2012, the Company has withheld approximately $26,000 from employees participating in the phase that began on January 1, 2012. At April 30, 2012, 47,136 shares of common stock were available for future purchase under the Purchase Plan. In the May 30, 2012 annual meeting, the shareholders adopted plan amendments that increased the available shares by 100,000 shares.

          Performance Share Awards

          As a part of the compensation arrangements, on December 15, 2011, the Company’s chief executive officer was awarded 25,090 shares of Company common stock to be delivered if the Company meets the specified operating earnings target in fiscal 2012. The officer is not entitled to rights of ownership and shares are not regarded as either issued or outstanding until delivered. These shares were valued at $117,000, with $16,000 recognized as expense in the quarter ended January 31, 2012. In the quarter ended April 30, 2012, the Company reversed this $16,000 as it is no longer probable that the shares will be awarded.

          Performance share awards to non-employee consultants are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The value of stock awards to non-employees remains variable until performance criteria have been achieved, when individual shares groups to be granted vest, establishing the value of each group over the dates that its related performance criteria was completed. Under variable accounting, amounts are expensed in relation to the shares expected to be granted over the performance period, with value of those whose performance criteria has been met at the market value on the date earned and value of all others marked to market as of the reporting date. At April 30, 2012, of the 24,000 shares available to be earned, 6,500 have vested with an aggregate market value fixed at $32,000. The Company does not expect the remaining 17,500 potential shares in the arrangement to be fully earned. Shares expected to be earned by the end of the agreement on the July 31, 2012 were valued at $26,000 at April 31, 2012. Expense (reversal) for the three and six months ended April 30, 2012 was $(20,000) and $15,000, respectively.

          The following table presents the statement of operations classification of pre-tax stock-based compensation expense recognized for the three and six months ended April 30, 2012 and 2011:

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011
Cost of revenues	$2	$1	$2	$3
Selling and marketing	2	22	15	46
General and administrative	33	39	148	38
Research and development	9	10	18	20
Stock-based compensation expense	$46	$72	$183	$107

4.	Inventories

Inventories consisted of the following at April 30, 2012 and October 31, 2011:

(In thousands)	2012	2011
Raw materials	$1,257	$1,272
Work-in-Process	444	170
Finished goods	2,695	2,308
	$4,396	$3,750

5.	Intangible Assets

Intangible assets consisted of the following at April 30, 2012 and October 31, 2011:

(In thousands)	2012	2011
Intangible assets:
Developed technology	$6,805	$6,788
Trademarks	65	67
Capitalized software in progress	945	589
	7,815	7,444
Accumulated Amortization	(6,459)	(6,243)
	$1,356	$1,201

          The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Amortization expense was $109,000 and $105,000 the three months ended April 30, 2012 and 2011, respectively and $217,000 and 210,000 for the six months ended April 30, 2012 and 2011, respectively. Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of April 30, 2012 is as follows:

(In thousands)	Amortization
Six months ending October 31, 2012	$217
2013	13
2014	13
2015	13
2016	14
$270

          The table above does not include estimated amortization expense for patents of $142,000, included in developed technology, or capitalized software of $945,000, neither of which has been placed in service. The Company capitalized software development costs of $171,000 and $48,000 during the three months ended April 30, 2012 and 2011, respectively and $356,000 and $138,000 during the six months ended April 30, 2012 and 2011, respectively. The Company expects to amortize this software over seven years upon completion of this development project.

6.	Warranty Reserve

          Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims if it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment. Warranty provisions and claims for the six months ended April 30, 2012 and 2011 were as follows:

	Six months ended April 30,
(In thousands)	2012	2011
Balance, beginning of period	$141	$175
Warranty provisions	94	107
Periodic reserve adjustment	(17)	24
Warranty claims	(117)	(180)
Balance, end of period	$101	$126

7.	Net Loss per Share

          Basic income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period. Diluted income per share is computed similarly to basic income (loss) per share except that in computing diluted income per share the weighted average shares outstanding are increased to include additional shares issuable from the assumed exercise of stock options, if dilutive, as well as the dilutive effects of any unvested restricted share awards. When results are losses, diluted loss per share does not include any of these dilutive effects in its calculation. When dilutive effects are included, the number of additional shares is calculated by assuming that outstanding stock options are exercised, outstanding restricted share grants vest and that the cash proceeds from the exercise together with the assumed employment value represented by the unamortized stock-based compensation were used to reacquire shares of common stock at the average market price during the reporting period.

          The Company had unexpired options for the purchase of its common shares and unvested restricted and performance stock awards at April 30, 2012 and 2011 of 526,092 and 546,034 shares, respectively.

          Shares used in the loss per share computations are as follows:

	Three months ended April 30,		Six months ended April 30,
(In thousands)	2012	2011	2012	2011
Weighted average common shares outstanding – basic	3,797	3,772	3,789	3,763
Dilutive effect of stock options and restricted and performance stock awards	—	—	—	—
Weighted average common shares outstanding – diluted	3,797	3,772	3,789	3,763

          As a result of the net loss in the three and six months ended April 30, 2012 and 2011, the outstanding stock options and unvested restricted and performance stock shares were considered antidilutive and, therefore, were excluded from diluted loss per share of those periods.

8.	Income Taxes

          The Company has recorded a provision for taxes from operations of $7,000 and $10,000 for the three months ended April 30, 2012 and 2011, respectively. For the six-month periods ended April 30, 2012 and 2011, the provision for taxes from operations was $14,000 and $20,000, respectively.

          At October 31, 2011, the reserve for uncertain tax positions was $41,000, increasing to $42,000 during the second quarter of fiscal 2012. The entire amount of the reserve is related to uncertainties regarding income tax nexus with various states in which the Company has limited activities. Included in the reserve is $17,000 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

          Estimated interest and penalties related to potential underpayment of income taxes are classified as a component of tax expense in the consolidated statement of comprehensive loss. The Company does not expect the amount of reserves for uncertain tax positions to change significantly in the next twelve months. Similarly, the Company does not anticipate that the total reserve for uncertain tax positions will significantly change due to the settlement of audits and the expiration of statutes of limitations within the next twelve months.

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

          The Company has recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future. Although this determination was made in a prior fiscal year, it is still applicable as of April 30, 2012, and the Company will continue to assess the need for a full valuation allowance in future quarters. Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $0.9 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

9.	Separation Accrual

          During the first quarter of fiscal 2011, the Company incurred a charge of $418,000 included in general and administrative expenses, consisting of an accrual of separation payments for the former chief executive officer of $451,000 reduced by the effect of forfeitures of previously expensed unvested option and restricted stock award costs. During the quarter ended April 30, 2012, the Company incurred charges for separations in certain sales and marketing personnel in relation to executive leadership changes and cost savings force reductions.

          The following table reconciles 2012 and 2011 second quarter and year-to-date activity for accrued separation expenses.

	Three Months ended April 30,		Six Months ended April 30,
(In thousands)	2012	2011	2012	2011
Balance, beginning of period	$30	$417	$117	$—
Provision for separations	216	—	216	451
Separation payments	(51)	(99)	(138)	(133)
Balance, end of period	$195	$318	$195	$318

10.	Segment Reporting

          The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales by geographic area are shown in the following table.

	Three Months ended April 30,		Six Months ended April 30,
(In thousands)	2012	2011	2012	2011
Revenues from unaffiliated customers:
United States	$5,204	$5,481	$10,846	$10,614
Americas	258	470	994	1,167
Europe	466	439	888	1,091
Rest of World	354	410	613	981
	$6,282	$6,800	$13,341	$13,853

11.	Litigation

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

          Total revenues for the fiscal second quarter of 2012 were $6.3 million, compared to $6.8 million in 2011. Operating expenses for the fiscal second quarter of 2012 were $3.8 million, a decrease of 3.5% from the same period in 2011. Net loss for the three months ended April 30, 2012 was ($409,000), or ($0.11) per basic and diluted share, compared to a net loss of ($138,000), or ($0.04) per basic and diluted share, for the same period in 2011. Total revenues for the six months ended April 30, 2012 were $13.3 million compared to $13.9 million in 2011. Operating expenses for the six months ended April 30, 2012 were $8.1 million, a decrease of 2.6 % from $8.3 million in the same period in 2011. Net loss for the six months ended April 30, 2012 was ($658,000), or ($0.17) per basic and diluted share, compared to a net loss of ($462,000), or ($0.12) per basic and diluted share, for the same period in 2011.

          The Company has been reviewing its strategic options with respect to its New Leaf branded health and fitness business and entered into a non-binding Letter of Intent with a non-affiliated third party during the quarter ended April 30, 2012. The completion of the sale of the New Leaf business is subject to the negotiation and execution of definitive agreements with this third party, which is not deemed certain to occur at April 30, 2012 or through the date of this filing.

Results of Operations

      The following table contains selected information from the Company’s consolidated statements of comprehensive loss, expressed as a percentage of revenues:

	Three months Ended April 30,		Six months Ended April 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.6	42.7	44.1	43.2
Gross margin	55.4	57.3	55.9	56.8
Operating expenses:
Selling and marketing	30.8	30.6	30.0	29.8
General and administrative	15.4	13.8	16.1	16.8
Research and development	13.9	13.3	13.0	12.0
Amortization of intangibles	1.7	1.5	1.6	1.5
	61.8	59.2	60.7	60.1
Operating loss	(6.4)	(1.9)	(4.8)	(3.3)
Interest income	0.0	0.0	0.0	0.1
Loss before taxes	(6.4)	(1.9)	(4.8)	(3.2)
Provision for taxes	0.1	0.1	0.1	0.1
Net loss	(6.5)	(2.0)	(4.9)	(3.3)
Unrealized gain (loss) on securities	0.0	0.0	0.0	0.0
Comprehensive Loss	(6.5%)	(2.0%)	(4.9%)	(3.3%)

          The following paragraphs discuss the Company’s performance for the three- and six-month periods ending April 30, 2012 and 2011:

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

Revenue

          Total revenue for the three months ended April 30, 2012, was $6.3 million compared to $6.8 million in the same period in 2011. This 7.4% decrease resulted from the Company’s accommodation of requested short-term delays in customer order deliveries near quarter end. This delayed revenue added approximately $700,000 to order backlog compared to April 30, 2011 levels and resulted from new customer facility-related delays, customer IT-related delays, and group purchasing organization contingencies. The Company expects to ship these orders and recognize substantially all the related revenue in the second half of fiscal 2012. These delays were the primary reason for the 5.1% decrease in domestic revenue during the three months ended April 30, 2012. International revenue decreased by 18.3% from prior year period levels primarily reflecting weaker performance in Canada and the Far East regions.

          During the second quarter, equipment, supplies and accessories sales totaled $5.1 million, a decrease of 12.1% compared to $5.8 million during last year’s period. Service revenue increased 16% to $1.1 million, versus $987,000 in last year’s second quarter. Recurring revenue, comprised of supplies and service revenues, increased by 10.8% to $3.2 million and accounted for 51.5% of total revenues.

Gross Margin

          Gross margin percentage for the three months ended April 30, 2012 was 55.4% compared to 57.3% in the same period in 2011, while the gross margin percentage for the six months ended April 30, 2012 was 55.9% compared to 56.8% in the 2011 period. The percentage decreases in the 2012 periods were primarily attributable to reduced sales volume and increased provisions for obsolete inventory of $70,000. We expect that gross margin percentage levels to remain in the mid-50% range during the remaining fiscal 2012 quarters.

Selling and Marketing

          Selling and marketing expense decreased 6.8% to $1,937,000 for the three months ended April 30, 2012 from $2,079,000 for the comparable period of 2011. The $142,000 decrease in selling and marketing expense is primarily due to reduced sales commissions and marketing-related expenses totaling $155,000. The Company also reduced its management incentive accrual totaling $55,000 during the three-month period ending April 30, 2012. Offsetting these decreases, adjustments to selling and marketing personnel resulted in non-recurring expenses of $192,000 but resulted in savings within the quarter of $141,000. Additionally, group purchasing organization fees increased by $54,000 compared to the prior year period.

          Selling and marketing expense decreased 2.9% to $4,008,000 for the six months ended April 30, 2012 from $4,126,000 for the comparable period of 2011. The $118,000 decrease in selling and marketing expense during the first half of fiscal 2012 is primarily from decreases in sales commissions and marketing-related expenses totaling $209,000. The Company also incurred reduced management incentive accruals of $88,000 during the first half of fiscal 2012. Offsetting these decreases, adjustments to selling and marketing personnel required non-recurring expense charges of $192,000, which with other first quarter personal savings, gave rise to personnel savings within the six months of $163,000. Additionally, group purchasing organization fees increased by $96,000 compared to the prior year period.

General and Administrative

          General and administrative expense increased 3.2% to $967,000 for the three months ended April 30, 2012 from $937,000 for the comparable period of 2011. The $30,000 increase in general and administrative expense is primarily due to $148,000 in increased compensation and consultant related costs for the additional administrative staff that joined the Company in late fiscal 2011 and in the current fiscal 2012 period. This increase was partially offset by $88,000 in reduced accruals for management incentives and a $26,000 reversal of the allowance for doubtful accounts receivable due to collections of previously written off accounts.

          General and administrative expense decreased 7.6% to $2,150,000 for the six months ended April 30, 2012 from $2,327,000 for the comparable period of 2011. The $177,000 decrease is primarily due to the absence of a one-time charge of $418,000 (net of stock-based compensation reversal of $33,000) related to the separation of a former chief executive officer, which occurred during the Company’s first quarter of 2011. The remaining difference is primarily comprised of $266,000 in increased compensation and consultant related costs for the additional administrative staff that joined the Company in late fiscal 2011 and in the current fiscal 2012 period, as well as $77,000 in increased stock-based compensation. These increases were partially offset by $69,000 in reduced accruals for management incentives.

Research and Development

          Research and development expense decreased 3.6% to $870,000 for the three months ended April 30, 2012 from $902,000 for the comparable period of 2011. The $32,000 decrease is primarily due to reduced recruitment cost and management incentive accruals of $55,000 and $23,000, respectively. These reductions were offset in part by additional staff costs of $39,000 and ongoing product development expense of $22,000. In addition, approximately $175,000 of incurred costs were capitalized in the second quarter of fiscal 2012, versus $48,000 in 2011, as software in progress related to development costs after the projects achieved “technological feasibility.” As we have discussed previously, while this capitalized cost spending affects our cash flow and to a lesser extent our bottom line, we believe that both of these investments provide the foundation for a future product pipeline of new integrated patient care and consumer health programs that will deliver sustained growth. Portions of these software projects will be ongoing during the remainder of fiscal 2012, when we expect the benefits of this effort will become available for use in our product offerings.

          Research and development expense increased 4.4% to $1,736,000 for the six months ended April 30, 2012 from $1,663,000 for the comparable period of 2011. The $73,000 increase is primarily due to additional staff costs of $107,000 and increased ongoing product development expense of $76,000. These increases were offset in part by decreases from reduced recruitment cost and management incentive accrual of $80,000 and $14,000, respectively. In addition, approximately $360,000 of incurred costs were capitalized in the first half of fiscal 2012, versus $138,000 in 2011 as software in progress as described above.

Amortization of Intangibles

          Amortization of developed technology was $109,000 and $217,000 for the three and six months ended April 30, 2012, respectively, and $105,000 and $210,000 for the three and six months ended April 30, 2011. We expect $105,000 of these costs to be recurring quarterly through the remainder of fiscal 2012, when the related assets will be fully amortized. The release of products incorporating software currently being capitalized will require the amortization of those software costs in the periods following their expected releases.

Provision for Income Taxes

          The Company is required to present the provision for taxes as if it were fully taxable in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 852-740. In prior years, the Company used its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards available. During the three- and six-month periods ended April 30, 2012 and 2011, the Company did not use any tax benefits related to pre-emergence bankruptcy NOLs. See note 8 to the consolidated financial statements, “Income Taxes,” in this Form 10-Q for additional discussion of the accounting for income taxes.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its Medical Graphics Corporation subsidiary.

          The Company had cash, cash equivalents and investments of $9.3 million and working capital of $12.8 million as of April 30, 2012.

          During the first half of fiscal 2012, the Company reported a net loss of $658,000. However, cash flows from operating activities for the period were $584,000, primarily due to reductions in accounts receivable of $1,945,000 and the add-back of non-cash expenses totaling $526,000 for depreciation, amortization and stock-based compensation expense. These favorable changes were offset in part by increases in inventory of $703,000 to prepare for the release of our Real Time Diffusion (RTD) product line and $395,000 for accounts payable reductions. We began to sell RTD products in late March 2012.

          For the six months ended April 30, 2012, the Company used $505,000 of cash for the purchase of property and equipment and intangible assets, primarily $ 356,000 for software capitalization, and received $241,000 from the sale of maturing investment grade debt instruments.

          The Company received cash from financing activities of $51,000 during the six months ended April 30, 2012, which primarily consisted of proceeds from the exercise of stock options and the issuance of shares under the Employee Stock Purchase Plan. The Company spent $10,000 within its currently authorized share repurchase program, which has $2,792,000 remaining in the current program authorized through July 31, 2013.

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

Forward Looking Statements.

          The discussion above contains forward-looking statements about Angeion’s future financial results and business prospects that by their nature involve substantial risks and uncertainties. You can identify these statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “plan,” “will,” “target,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans or prospects. Our actual results may differ materially depending on a variety of factors including: (1) national and worldwide economic and capital market conditions, including the continuing uncertainty in the European market; (2) continuing cost-containment efforts in our hospital, clinic and office markets; (3) remaining as a qualified provider for several large group purchasing organizations, thereby ensuring continued access to our market and efficiently increasing our sales potential to expanded numbers of companies using these buying groups; (4) any changes in the patterns of medical reimbursement that may result from national healthcare reform; (5) our ability to successfully operate our business, including successfully converting our increasing research and development expenditures into new and improved cardiorespiratory diagnostic products and services and selling these products and services under the MedGraphics and New Leaf brand names into existing and new markets; (6) our ability to complete our software development initiatives and migrate our MedGraphics and New Leaf platforms to a next generation technology; (7) our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop; (8) our ability to expand our international revenue through our distribution partners and our Milan, Italy representative branch office; (9) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products; (10) our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future; (11) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; (12) our dependence on third-party vendors; and (13) the ability of new members of our senior management to make a successful transition into their new roles and for all members of senior management to ultimately develop and implement a strategic plan. Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the above discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including the Annual Report on Form 10-K for the year ended October 31, 2011.

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

(b) Changes in Internal Controls

          There have been no changes in internal control over financial reporting that occurred during the second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          In the three months ended April 30, 2012, the Company repurchased shares of its common stock, as follows:

Issuer Purchases of Equity Securities(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 1-29, 2012	—	—	—	—
March 1-31, 2012	900	$5.48	900	—
April 1-30, 2012	—	—	—	—
Total	900	$5.48	900	$2,792,000

          (1) The Company instituted the stock repurchase program on March 16, 2010, and between that date and October 31, 2010, it repurchased 466,049 shares of common stock at a cost of $2,024,000, completing the original program.

          On April 15, 2011, the Company announced its Board had authorized a $2.0 million extension to the stock repurchase program. On May 26, 2011, the Company announced the Board had increased this amount to $3.0 million. On March 8, 2012, the Company’s Board of Directors authorized an extension of its stock repurchase program until July 31, 2013. As of April 30, 2012, the Company had $2,792,000 authorized for future purchases under this program. Under the program, the Company may purchase common stock in the open market or in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Mine Safety Disclosure

          Not Applicable.

Item 5. Other Information.

Subsequent to the 2012 Annual Meeting of Shareholders of Angeion Corporation, the Board of Directors appointed the following directors to the committees listed below:

Governance/Nominating Committee
Mark W. Sheffert
Robert E. Munzenrider
John R. Baudhuin

Audit Committee
Robert E. Munzenrider, Chairman
John R. Baudhuin
Hendrik Struik

Compensation Committee
John R. Baudhuin, Chairman
Wendy D. Lynch, Ph.D.
Robert E. Munzenrider

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEION CORPORATION
(Registrant)
June 14, 2012
	By:	/s/ Gregg O. Lehman
Gregg O. Lehman
President and Chief Executive Officer
June 14, 2012
	By:	/s/ Robert M. Wolf
Robert M. Wolf
Chief Financial Officer