Form 10-Q
period 2012-07-31
MGC DIAGNOSTICS Corp
filed 2012-09-14
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended July 31, 2012.

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to ____________________.

Commission File Number 001-13543

MGC DIAGNOSTICS CORPORATION
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
Yes ☐ No ☒

As of September 4, 2012, the Company had outstanding 3,993,900 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
July 31, 2012 and October 31, 2011
(In thousands, except share and per share data)

	July 31, 2012	October 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,709	$8,461
Short-term investments	—	723
Accounts receivable, net of allowance for doubtful accounts of $45 and $96, respectively	4,720	5,958
Inventories, net of obsolescence reserve of $501 and $431, respectively	4,057	3,688
Prepaid expenses and other current assets	550	235
Current assets of discontinued operations	55	62
Total Current Assets	18,091	19,127

Property and equipment, net of accumulated depreciation of $3,887 and $3,709, respectively	400	440
Intangible assets, net	1,438	1,174
Non-current assets of discontinued operations	25	31
Total Assets	$19,954	$20,772

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,587	$2,022
Employee compensation	1,367	1,481
Deferred income	1,867	1,771
Warranty reserve	94	141
Other current liabilities and accrued expenses	456	221
Total Current Liabilities	5,371	5,636

Long-term Liabilities:
Long-term deferred income and other	725	817
Total Liabilities	6,096	6,453
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common Stock, $0.10 par value, authorized 25,000,000 shares, 3,993,900 and 3,905,648 shares issued and 3,884,029 and 3,778,796 shares outstanding in 2012 and 2011, respectively	388	378
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	20,944	20,622
Accumulated deficit	(7,474)	(6,683)
Accumulated other comprehensive income	—	2
Total Shareholders’ Equity	13,858	14,319
Total Liabilities and Shareholders’ Equity	$19,954	$20,772

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands, except per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Revenues
Equipment, supplies and accessories revenues	$5,876	$5,313	$15,738	$16,176
Service revenues	1,019	1,066	3,188	2,933
	6,895	6,379	18,926	19,109
Cost of revenues
Cost of equipment, supplies and accessories revenues	2,835	2,348	7,564	7,208
Cost of service revenues	354	363	1,086	1,041
	3,189	2,711	8,650	8,249
Gross margin	3,706	3,668	10,276	10,860
Operating expenses:
Selling and marketing	2,132	1,585	5,558	4,930
General and administrative	913	916	2,988	3,243
Research and development	825	924	2,455	2,387
Amortization of intangibles	112	105	329	315
	3,982	3,530	11,330	10,875
Operating (loss) income	(276)	138	(1,054)	(15)
Interest income	3	10	7	20
(Loss) income from continuing operations before taxes	(273)	148	(1,047)	5
Provision for taxes	7	10	21	30
(Loss) income from continuing operations	(280)	138	(1,068)	(25)
Discontinued operations (Note 11):
Income (loss) from operations of discontinued operations	147	(219)	277	(518)
Net loss	(133)	(81)	(791)	(543)
Other comprehensive loss; net of tax
Unrealized loss on securities	—	(4)	(2)	(3)
Comprehensive loss	$(133)	$(85)	$(793)	$(546)
(Loss) income per share:
Basic
From continuing operations	$(0.07)	$0.04	$(0.28)	$(0.01)
From discontinued operations	0.04	(0.06)	0.07	(0.13)
Total	$(0.03)	$(0.02)	$(0.21)	$(0.14)
Diluted
From continuing operations	$(0.07)	$0.04	$(0.28)	$(0.01)
From discontinued operations	0.04	(0.06)	0.07	(0.13)
Total	$(0.03)	$(0.02)	$(0.21)	$(0.14)
Weighted average common shares outstanding:
Basic	3,847	3,774	3,808	3,767
Diluted	3,847	3,837	3,808	3,767

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended July 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(791)	$(543)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	182	199
Amortization	329	315
Stock-based compensation	269	198
Decrease in allowance for doubtful accounts	(51)	(54)
Increase (decrease) in inventory obsolescence reserve	70	(27)
Loss on disposal of equipment	1	24
Change in operating assets and liabilities:
Accounts receivable	1,289	574
Inventories	(432)	(407)
Prepaid expenses and other current assets	(315)	24
Accounts payable	(435)	(132)
Employee compensation	(114)	(928)
Deferred income	32	136
Warranty reserve	(47)	(60)
Other current liabilities and accrued expenses	235	(108)
Net cash provided by (used in) operating activities	222	(789)

Cash flows from investing activities:
Sales of investments	721	2,476
Purchases of property and equipment and intangible assets	(730)	(427)
Net cash (used in) provided by investing activities	(9)	2,049

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	50	20
Proceeds from the exercise of stock options	97	48
Repurchase of common stock	(66)	(148)
Repurchase of common stock upon vesting of restricted stock grants	(46)	(39)
Net cash provided by (used in) financing activities	35	(119)

Net increase in cash and cash equivalents	248	1,141

Cash and cash equivalents at beginning of period	8,461	6,943

Cash and cash equivalents at end of period	$8,709	$8,084

Cash paid for taxes	$22	$24
Supplemental non-cash items:
Common stock issued for long-term liability	$42	$—
Share value received for stock option exercises	—	89

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Description of Business

          MGC Diagnostics Corporation (the “Company”)(formerly Angeion Corporation) is a global medical technology company dedicated to cardiorespiratory health solutions. Through its Medical Graphics Corporation subsidiary, MGC Diagnostics Corporation designs, markets and sells non-invasive cardiorespiratory diagnostic systems under the MedGraphics brand and trade name (see Note 11 – Discontinued Operations regarding New Leaf brand). This portfolio of products provides solutions for disease detection, integrated care, and wellness across the cardiorespiratory healthcare spectrum. The Company sells its products internationally through distributors and in the United States through a direct sales force targeting heart and lung specialists located in hospitals, university-based medical centers, medical clinics, physician offices, pharmaceutical companies, medical device manufacturers, and clinical research organizations (CROs). The Company changed its name to MGC Diagnostics Corporation effective August 21, 2012.

          The consolidated balance sheet as of July 31, 2012, the consolidated statements of comprehensive loss for the three and nine months ended July 31, 2012 and 2011, the consolidated statements of cash flows for the nine months ended July 31, 2012 and 2011, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2011 was derived from the audited consolidated financial statements as of that date. Operating results for the three and nine months ended July 31, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011.

          Comprehensive loss is a measure of all non-owner changes in shareholders’ equity and includes items such as net loss, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. Other comprehensive income (loss) for the periods ended July 31, 2012 and 2011 is comprised of unrealized losses on available-for-sale securities.

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

          The Company determined there were no events subsequent to July 31, 2012, that required recognition or disclosure in these consolidated financial statements, except for sale of assets of the New Leaf business, as discussed in Note 11 – Discontinued Operations.

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

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts was $2,381,000 and $2,368,000 at July 31, 2012 and October 31, 2011, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed. The amount of deferred installation and training revenue was $121,000 and $152,000 at July 31, 2012 and October 31, 2011, respectively.

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

          No customer accounted for more than 10% of revenues for any of the three- or nine-month periods ended July 31, 2012 and 2011.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that will be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. At July 31, 2012, advance payments from customers aggregated $88,000, while at October 31, 2011, advance payments from customers aggregated $31,000. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

          Internal Software Development Costs

          Internal software development costs consist primarily of internal salaries and consulting fees we have incurred in developing software platforms for sale to, or use by, our customers in equipment we sell. We capitalize costs related to our software product development because these software products will become an integral part of a product or process that we sell. This software is primarily related to our BreezeSuite platform and its underlying support systems.

          We capitalize costs related to software developed for new products and significant enhancements of existing products once technological feasibility has been reached and all research and development for the components of the product have been completed. These costs will be amortized on a straight-line basis over the estimated useful life of the related product, generally between five and seven years, commencing with the date the product becomes available for general release to our customers. At each of July 31, 2012 and October 31, 2011, we have not yet amortized any capitalized software costs because the software has not yet been released for use. The achievement of technological feasibility and the estimate of a product’s economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

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

          Presentation of Comprehensive Income - During June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires the presentation of comprehensive income in either a single continuous financial statement or two separate, but consecutive financial statements. ASU No. 2011-05 also includes a provision requiring the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. During December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred this requirement in order to allow the FASB more time to determine whether reclassification adjustments should be required to be presented on the face of the financial statements. ASUs No. 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are required to be applied retrospectively. The Company adopted ASU 2011-05 and ASU No. 2011-12 in the report for the period ended April 30, 2012. The adoptions did not have a material effect on its results of operations, financial position or cash flows.

3.	Stock-Based Compensation and Stock Options

          The MGC Diagnostics Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and the MGC Diagnostics Corporation 2002 Stock Option Plan (the “2002 Plan”) both provide that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than the fair market value of the stock at date of grant. Under the 2007 Plan, all options expire no later than seven years from the grant date while under the 2002 Plan all options expire no later than ten years from the grant date. Options under both plans are subject to various vesting schedules. In addition, the 2007 Plan allows the granting of restricted stock awards, stock appreciation rights and performance stock.

          Total share-based compensation expense included in the Company’s consolidated statements of comprehensive loss for the three months ended July 31, 2012 and 2011 was $86,000 and $89,000, respectively and for the nine months ended July 31, 2012 and 2011 was $269,000 and $198,000, respectively.

Stock Options

          A summary of our option activity for the nine-month periods ended July 31, 2012 and 2011 follows:

	For the nine months ended
	July 31, 2012		July 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	346,572	$6.31	600,573	$6.12
Exercised	(27,500)	3.52	(49,500)	2.76
Expired or cancelled	(30,500)	6.43	(157,166)	6.77
Outstanding at end of period	288,572	$6.57	393,907	$6.28

          The following table summarizes information concerning stock options outstanding as of July 31, 2012:

Exercise Prices	Number Outstanding and Subject to Exercise	Weighted Average Remaining Contractual Life(Years)
$2.00	1,150	1.18
2.53	4,000	1.09
5.08	48,000	1.80
5.16	37,084	2.93
5.66	10,000	2.80
6.23	24,500	1.79
6.60	36,697	1.97
7.79	41,500	1.18
7.86	85,641	2.06

Total	288,572	1.97

          The total intrinsic value of options exercised during the three months ended July 31, 2012 and 2011 was $1,000 and $0, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2012 and 2011 was $54,000 and $105,000, respectively. The total intrinsic value of options outstanding and exercisable at July 31, 2012 was $68,000, which was calculated using the closing stock price as of July 31, 2012 less the exercise price of in-the-money options. The Company issues new shares when stock options are exercised. Cash received from the exercise of stock options was $97,000 and $48,000 for the nine months ended July 31, 2012 and 2011, respectively and there was no related tax benefit realized due to the Company’s current tax loss position. There was no unrecognized compensation expense related to outstanding stock options as of July 31, 2012.

          Valuation Assumptions

          The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company did not grant any options during any of the three- or nine-month periods ended July 31, 2012 and 2011.

          Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards was established by the market price on the date of grant. A summary of the Company’s restricted stock activity for the nine months ended July 31, 2012 and 2011 is presented in the following table.

	For the nine months ended
	July 31, 2012		July 31, 2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	126,852	$4.12	101,327	$3.11
Granted	67,914	5.51	125,610	4.50
Vested and released	(78,229)	3.98	(27,556)	2.62
Expired or cancelled	(6,666)	2.62	(70,555)	3.79
Unvested at end of period	109,871	$5.17	128,826	$4.20

          Unrecognized compensation expense related to outstanding restricted stock awards as of July 31, 2012 was $493,000. The Company expects to recognize this over a weighted average period of 1.83 years.

          Employee Stock Purchase Plan

          The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan (“Purchase Plan”) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to certain eligibility requirements. Terms of the Purchase Plan provide that participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may currently purchase the Company’s common stock at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Purchase Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2011 and June 30, 2012, employees purchased 2,504 shares at a price of $4.47 per share and 8,747 shares at a price of $4.44, respectively. As of July 31, 2012, the Company has withheld approximately $12,000 from employees participating in the phase that began on July 1, 2012. In the May 30, 2012 annual meeting, the shareholders adopted plan amendments that increased the available shares by 100,000 shares. At July 31, 2012, 138,389 shares of common stock were available for future purchases under the Purchase Plan.

          Performance Share Awards

          As a part of his compensation arrangements, on December 15, 2011, the Company’s chief executive officer was issued a grant of 25,090 performance shares of Company common stock that would be earned if the Company meets the specified operating earnings target in fiscal 2012. The officer is not entitled to rights of ownership and shares are not regarded as either issued or outstanding until delivered. These shares are valued at $117,000. In the three- and nine-month periods ended July 31, 2012, the Company made no provision for expense related to performance awards, as it is no longer probable that the shares will vest.

          Performance share awards to non-employee consultants are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The value of stock awards to non-employees remains variable until performance criteria have been achieved, when individual share groups to be granted vest, establishing the value of each group over the dates that its related performance criteria was completed. Under variable accounting, the Company expenses amounts for shares it expects will be issued over the performance period, with the value of those whose performance criteria has been met expensed at the market value on the date earned and value of all others marked to market as of the reporting date. At July 31, 2012, of the 24,000 shares available to be earned, 8,250 have vested with an aggregate market value fixed at $42,000. Expense (reversal) was $(1,000) and $14,000 for the three and nine months ended July 31, 2012, respectively and was $28,000 for the three and nine months ended July 31, 2011.

          The following table presents the statement of comprehensive loss classification of pre-tax stock-based compensation expense recognized for the three and nine months ended July 31, 2012 and 2011:

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Cost of revenues	$1	$2	$3	$5
Selling and marketing	14	29	29	85
General and administrative	63	47	211	85
Research and development	8	11	26	23
Stock-based compensation expense	$86	$89	$269	$198

          The table above includes amounts reclassified to discontinued operations from selling and marketing expenses totaling $9,000 in the three months ended July 31, 2011 and $(4,000) and $26,000 for the nine months ended July 31, 2012 and 2011, respectively.

4.	Inventories

Inventories consisted of the following at July 31, 2012 and October 31, 2011:

(In thousands)	2012	2011
Raw materials	$1,179	$1,234
Work-in-Process	415	170
Finished goods	2,463	2,284
	$4,057	$3,688

5.	Intangible Assets

Intangible assets consisted of the following at July 31, 2012 and October 31, 2011:

(In thousands)	2012	2011
Intangible assets:
Developed technology	$6,806	$6,788
Trademarks	61	62
Capitalized software in progress	1,143	567
	8,010	7,417
Accumulated Amortization	(6,572)	(6,243)
	$1,438	$1,174

          The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets which range from seven to ten years. Amortization expense, including discontinued operations, was $112,000 and $105,000 for the three months ended July 31, 2012 and 2011, respectively and $329,000 and $315,000 for the nine months ended July 31, 2012 and 2011, respectively. Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of July 31, 2012 is as follows:

(In thousands)	Amortization
Three months ending October 31, 2012	$113
2013	21
2014	21
2015	21
2016	21
$197

          The table above does not include estimated amortization expense for patents, included in developed technology, or capitalized software of $1,143,000, neither of which has been placed in service. The Company capitalized software development costs of $216,000 and $88,000 during the three months ended July 31, 2012 and 2011, respectively and $572,000 and $226,000 during the nine months ended July 31, 2012 and 2011, respectively. The Company expects to amortize this software over five years upon completion of the respective development projects.

6.	Warranty Reserve

          Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims if it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment that is subject to warranty, adjusted for the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on type of equipment. Warranty provisions and claims for the nine months ended July 31, 2012 and 2011 were as follows:

	Nine months ended July 31,
(In thousands)	2012	2011
Balance, beginning of period	$141	$175
Warranty provisions	139	157
Periodic reserve adjustment	8	1
Warranty claims	(194)	(218)
Balance, end of period	$94	$115

7.	Income (Loss) per Share

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

          The Company had unexpired options for the purchase of its common shares and unvested restricted and performance stock awards at July 31, 2012 and 2011 of 423,533 and 522,733 shares, respectively.

          Shares used in the loss per share computations are as follows:

	Three months ended July 31,		Nine months ended July 31,
(In thousands)	2012	2011	2012	2011
Weighted average common shares outstanding – basic	3,847	3,774	3,808	3,767
Dilutive effect of stock options and restricted and performance stock awards	—	63	—	—
Weighted average common shares outstanding – diluted	3,847	3,837	3,808	3,767

          As a result of the loss from continuing operations in the three and nine months ended July 31, 2012 and the nine months ended July 31, 2011, the outstanding stock options and unvested restricted and performance shares were considered antidilutive and, therefore, were excluded from diluted loss per share of those periods. In the calculation of dilutive shares for the three months ended July 31, 2011, options for 369,000 shares were excluded as anti-dilutive because the option price exceeded the average share price in the period.

8.	Income Taxes

          The Company has recorded a provision for taxes from operations of $7,000 and $10,000 for the three months ended July 31, 2012 and 2011, respectively. For the nine-month periods ended July 31, 2012 and 2011, the provision for taxes from operations was $21,000 and $30,000, respectively

          At October 31, 2011, the reserve for uncertain tax positions was $41,000, increasing to $41,750 at the end of the third quarter of fiscal 2012. The entire amount of the reserve is related to uncertainties regarding income tax nexus with various states in which the Company has limited activities. Included in the reserve is $17,500 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

          Estimated interest and penalties related to potential underpayment of income taxes are classified as a component of tax expense in the consolidated statements of comprehensive loss. The Company does not expect the amount of reserves for uncertain tax positions to change significantly in the next twelve months. Similarly, the Company does not anticipate that the total reserve for uncertain tax positions will significantly change due to the settlement of audits and the expiration of statutes of limitations within the next twelve months.

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

          The Company had a federal net operating loss carry forward at October 31, 2011 of approximately $15.8 million. This amount is the remaining utilizable carry forward following the application of a limit due to an ownership change under Internal Revenue Code Section 382 that occurred during the fourth quarter of fiscal year 2006. This carry forward is available to offset a portion of taxes payable in future years. If not used, this carry forward will expire in the years 2012 through 2031. The Company also has $109,000 of alternative minimum tax credit carry forwards that do not have expiration dates. Even though the Company has substantial federal net operating loss carry forwards, any income may still be subject to U.S. and State alternative minimum taxes.

          The Company has recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future. Although this determination was made in a prior fiscal year, it is still applicable as of July 31, 2012, and the Company will continue to assess the need for a full valuation allowance in future quarters. Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $0.9 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

9.	Separation Accruals

          During the first quarter of fiscal 2011, the Company incurred a charge of $418,000 included in general and administrative expenses, consisting of an accrual of separation payments for the former chief executive officer of $451,000 reduced by the effect of forfeitures of previously expensed unvested option and restricted stock award costs. During the third quarter of fiscal 2011, the Company incurred a charge of $91,000 included in general and administrative expenses, consisting of an accrual of separation payments of $176,000 for a second former chief executive officer reduced by the effect of forfeitures of previously expensed unvested option and restricted stock award costs and the reversal of short-term management incentives accrued in the first and second quarters of fiscal 2011.

          During the quarter ended April 30, 2012, the Company incurred charges for separations in certain sales and marketing personnel in relation to executive leadership changes and cost savings force reductions. During the quarter ended July 31, 2012, the Company incurred charges for separations in certain additional sales and marketing personnel in cost savings force reductions.

          The following table reconciles fiscal 2011 and 2012 third quarter and year-to-date activity for accrued separation expenses.

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2012	2011	2012	2011
Balance, beginning of period	$195	$318	$117	$—
Provision for separations	128	176	344	627
Separation payments	(144)	(268)	(282)	(401)
Balance, end of period	$179	$226	$179	$226

10.	Segment Reporting

          The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales by geographic area are shown in the following table.

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2012	2011	2012	2011
Revenues from unaffiliated customers:
United States	$5,637	$5,276	$15,230	$14,784
Americas	347	294	1,325	1,464
Europe	515	544	1,370	1,615
Rest of World	396	265	1,001	1,246
	$6,895	$6,379	$18,926	$19,109

11.	Discontinued Operations

          The Company has been engaged in the sale and support of New Leaf branded products and services sold to customers in the health fitness market for several years. Product development and selling and marketing costs have exceeded generated gross margins since brand introduction. In an effort to focus on core served markets within the healthcare market, the Company took steps to sell the New Leaf business during fiscal 2012. On August 28, 2012, the Company entered into and closed definitive agreements under which it sold to a third party its New Leaf related software and support materials, New Leaf product inventory, and New Leaf trademarks, service marks, and licensed to this third party certain patents and other intellectual property for use in the general wellness and health and fitness field. The Company received $1,000,000 in cash at signing and will receive $235,000 in non-contingent deferred payments, due in installments of $150,000 and $85,000, respectively at nine and eighteen months from the sale date. The Company will retain sufficient assets to service the supply and maintenance needs of customers other than the purchaser that are currently covered by warranty and prepaid extended warranty contracts. In connection with the transaction, the Company and the third-party purchaser each agreed not to compete, for specified periods of time, in the other party’s defined field of use of the licensed intellectual property. The Company has determined that the New Leaf branded product operations are discontinued operations and has reclassified those operations for all periods presented. The Company expects to realize a gain of approximately $850,000 in the fourth quarter of fiscal 2012 related to the transaction.

          The following assets are included in assets of discontinued operations as of July 31, 2012:

(In thousands)	Amount
Inventory	$55
Machinery and equipment	3
Intangible assets	22
$80

          Discontinued operations include the following:

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2012	2011	2012	2011
Revenues from unaffiliated customers	$380	$468	$1,690	$1,591
Pretax profit (loss) from operations of discontinued operations	$147	$(219)	$277	$(518)

          Continuing cash inflows will include sales of supplies and repair services to non-purchaser users though June 30, 2014. Continuing cash outflows will include the costs for supply sales and the costs of technical support and maintenance and repair services to purchaser and non-purchaser users. Amounts of expected future cash flows from these activities are not sufficient to preclude the Company from using discontinued operations treatment for the New Leaf operations. No allocation of taxes has been made to discontinued operations since taxes for all periods presented consist of minimum state taxes, given the net operating loss carry forwards available to offset federal taxes.

12.	Litigation

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          MGC Diagnostics Corporation is a global medical technology company dedicated to cardiorespiratory health solutions. MGC Diagnostics develops, manufactures and markets non-invasive diagnostic systems. This portfolio of products provides solutions for disease detection, integrated care, and wellness across the spectrum of cardiorespiratory healthcare. The Company sells its products internationally through distributors and in the United States through a direct sales force targeting heart and lung specialists located in hospitals, university-based medical centers, medical clinics, physician offices, pharmaceutical companies, medical device manufacturers, and clinical research organizations (CROs).

          In reporting these results for the three and nine months ended July 31, 2012 and 2011, the Company is presenting results from its New Leaf business line as “discontinued operations.” In December 2011, the Company announced that its Board of Directors had determined that it would seek strategic alternatives, including the possibility of a sale, for the New Leaf business and that it had hired an investment banker to assist it in this process. In May 2012, the Company entered into a letter of intent with a non-affiliated third party for the sale of the New Leaf business. On August 30, 2012, the Company announced it had sold the assets of its New Leaf business to Life Time Fitness for $1.235 million in a transaction that closed on August 28, 2012.

          As a result, in this report the Company has eliminated from its consolidated statements of comprehensive loss all revenues and expenses associated with its New Leaf business and presented the income (loss) from New Leaf activities as “discontinued operations.” The Company has also reclassified its results for prior periods in these financial statements to reflect this discontinued operations treatment for its New Leaf business line. All references to revenues, percentages of revenues and increases(decreases) from prior periods below are based on revenues or components of revenues from continuing operations after reclassification of the discontinued operations.

          Revenues consist of equipment, supplies and accessories sales as well as service revenues. Equipment, supplies and accessories sales reflect sales of non-invasive cardiorespiratory diagnostic equipment and aftermarket sales of peripherals and supplies. Service revenues consist of revenues from extended service contracts, non-warranty service visits and additional training.

          Total revenues for the fiscal third quarter of 2012 were $6.9 million, compared to $6.4 million in 2011. Operating expenses for the fiscal third quarter of 2012 were $4.0 million, an increase of 12.8% from the same period in 2011. Net loss for the three months ended July 31, 2012 was ($133,000), or ($0.03) per basic and diluted share, compared to a net loss of ($81,000), or ($0.02) per basic and diluted share, for the same period in 2011. Total revenues for the nine months ended July 31, 2012 were $18.9 million compared to $19.1 million in 2011. Operating expenses for the nine months ended July 31, 2012 were $11.3 million, an increase of 4.2% from $10.9 million in the same period in 2011. Net loss for the nine months ended July 31, 2012 was ($791,000), or ($0.21) per basic and diluted share, compared to a net loss of ($543,000), or ($0.14) per basic and diluted share, for the same period in 2011.

Results of Operations

          The following table contains selected information from the Company’s consolidated statements of comprehensive loss, expressed as a percentage of revenues:

	Three months Ended July 31,		Nine months Ended July 31,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	46.3	42.5	45.7	43.2
Gross margin	53.7	57.5	54.3	56.8
Operating expenses:
Selling and marketing	30.9	24.8	29.4	25.8
General and administrative	13.2	14.3	15.8	17.0
Research and development	11.9	14.5	13.0	12.5
Amortization of intangibles	1.6	1.7	1.7	1.6
	57.6	55.3	59.9	56.9
Operating (loss) income	(3.9)	2.2	(5.6)	(0.1)
Interest income	0.0	0.1	0.1	0.1
(Loss) income from continuing operations before taxes	(3.9)	2.3	(5.5)	(0.0)
Provision for taxes	0.1	0.1	0.1	0.2
(Loss) income from continuing operations	(4.0)	2.2	(5.6)	(0.2)
Income (loss) from discontinued operations	2.1	(3.4)	1.4	(2.7)
Net loss	(1.9)	(1.2)	(4.2)	(2.9)

Unrealized gain (loss) on securities	0.0	(0.1)	0.0	0.0
Comprehensive Loss	(1.9)%	(1.3)%	(4.2)%	(2.9)%

          The following paragraphs discuss the Company’s performance for the three- and nine-month periods ending July 31, 2012 and 2011:

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

Revenue

          Total revenue for the three months ended July 31, 2012, was $6.9 million compared to $6.4 million in the same period in 2011. This 8.1% increase resulted largely from the Company’s domestic selling efforts, which included sales through contractual Group Purchasing Organizations (GPO) memberships. These sales through GPOs increased to 63% of domestic sales during the quarter from 24% in the prior year quarter. Order backlog increased by $600,000 compared to July 31, 2011 levels to approximately $900,000. International revenue increased by 14.0% from prior year period levels primarily reflecting stronger performance in the Asia/Pacific region.

          During the third quarter, equipment, supplies and accessories sales totaled $5.9 million, an increase of 10.6%, compared to $5.3 million during last year’s period. Service revenue decreased 4% to $1,019,000, versus $1,066,000 in last year’s third quarter reflecting a concerted effort to replace older equipment with new, instead of billing customers for repair activities. Recurring revenue, comprised of supplies and service revenues, increased by 2.1% to $2.7 million and accounted for 39.0% of total revenues for the three month period ended July 31, 2012 versus 41.3% for the comparable period of fiscal 2011.

          Total revenue for the nine months ended July 31, 2012, was $18.9 million compared to $19.1 million in the same period in 2011. This 1.0% decrease resulted largely from reduced equipment sales in the first half of fiscal 2012. International revenue decreased by 14.5% from prior year period levels primarily reflecting weaker performance in all regions other than Latin America.

          During the nine months ended July 31, 2012, equipment, supplies and accessories sales totaled $15.7 million, a decrease of 2.7% compared to $16.2 million during last year’s period. Service revenue increased 8.7% to $3,188,000, versus $2,933,000 in last year’s third quarter due to increased usage of service contracts on equipment in place. Recurring revenue, comprised of supplies and service revenues, increased by 8.3% to $8.0 million and accounted for 42.1% of total revenues for the nine-month period ended July 31, 2012 versus 38.5% for the comparable period of fiscal 2011.

Gross Margin

          Gross margin percentage for the three months ended July 31, 2012 was 53.7% compared to 57.5% in the same period in 2011, while the gross margin percentage for the nine months ended July 31, 2012 was 54.3% compared to 56.8% in the 2011 period. The percentage decreases in the 2012 periods were primarily attributable to the increasing effect of GPO revenues, which are generally lower margin sales. We expect gross margin percentage levels to remain in the low- to mid-50% range during the remainder of fiscal 2012.

Selling and Marketing

          Selling and marketing expense increased 34.5% to $2,132,000 for the three months ended July 31, 2012 from $1,585,000 for the comparable period of 2011. The $547,000 increase in selling and marketing expenses was primarily due to approximately $170,000 of higher expense associated with personnel changes, conventions and travel. In addition, the Company incurred $128,000 for separation costs associated with sales management changes during the three-month period ending July 31, 2012. The Company also incurred an additional $82,000 of fees associated with increased sales through our GPO channels and $46,000 related to our rebranding efforts. Finally the Company reduced its management incentive accrual totaling $116,000 during the three-month period ending July 31, 2011 and made no accrual for 2012.

          Selling and marketing expense increased 12.7% to $5,558,000 for the nine months ended July 31, 2012 from $4,930,000 for the comparable period of 2011. The $628,000 increase in selling and marketing expense during the nine months ended July 31, 2012 was primarily due to personnel changes of $157,000, separations of $204,000, increased GPO fees of $178,000 and marketing-related consulting expense increases totaling $87,000.

General and Administrative

          General and administrative expense decreased 0.3% to $913,000 for the three months ended July 31, 2012 from $916,000 for the comparable period of 2011. Costs in the quarter ended July 31, 2011 included $194,000 of costs in relation to a CEO separation. This charge was partially offset by the reduction of the management incentive accrual totaling $86,000. In the quarter ended July 31, 2012, administrative costs increased from prior year levels by $66,000 for legal and Sarbanes Oxley compliance consulting costs, as well as by $18,000 for stock-based compensation for officers added in 2011 and early 2012.

          General and administrative expense decreased 7.9% to $2,988,000 for the nine months ended July 31, 2012 from $3,243,000 for the comparable period of 2011. The $255,000 decrease in general and administrative expense was primarily due to the absence of a one-time charge of $612,000 (net of stock-based compensation reversal of $68,000) related to the separation of two former chief executive officers that occurred during the Company’s first and third quarters of 2011. The remaining difference is primarily comprised of $254,000 in increased compensation and consultant related costs for the additional administrative staff that joined the Company in the late fiscal 2011 and current fiscal 2012 periods. Also, the Company incurred increased stock-based compensation of $78,000 during the current fiscal period.

Research and Development

          Research and development expense decreased 10.7% to $825,000 for the three months ended July 31, 2012 from $924,000 for the comparable period of 2011. The decrease in research and development expense was primarily due to $181,000 of software development costs capitalized in the third quarter of fiscal 2012 compared to $88,000 in the same period of fiscal 2011. The Company capitalizes software development costs associated with software projects after they have achieved “technological feasibility.” As we have discussed previously, while this capitalized cost spending affects our cash flow and to a lesser extent our bottom line, we believe that both of these investments provide the foundation for a future product pipeline of new integrated patient care and consumer health programs that will deliver sustained growth. Portions of these software projects will be ongoing during the remainder of fiscal 2012 and beyond into fiscal 2013, when we expect the benefits of this effort will become available for use in our product offerings.

          Research and development expense increased 2.9% to $2,455,000 for the nine months ended July 31, 2012 from $2,387,000 for the comparable period of 2011. The $68,000 increase in research and development expense was primarily due to additional staff and consultant costs of $83,000 and increased ongoing product development expense of $400,000. These increases were offset in part by reduced recruitment cost and management incentive accrual of $80,000 and $23,000, respectively. In addition, we capitalized approximately $537,000 of software development costs in the nine-month period ended July 31, 2012, compared to $226,000 in the same period of fiscal 2011, as software projects in progress as described above.

Amortization of Intangibles

          Amortization of developed technology was $112,000 and $329,000 for the three and nine months ended July 31, 2012, respectively, and $105,000 and $315,000 for the three and nine months ended July 31, 2011, respectively. Within the $113,000 expected amortization in the remaining quarter of fiscal 2012, $105,000 is related to assets that will be fully amortized at October 31, 2012. The release of products incorporating software currently being capitalized will require the amortization of those software costs in the periods following their expected releases.

Provision for Income Taxes

          The Company is required to present the provision for taxes as if it were fully taxable in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 852-740. In prior years, the Company used its pre-emergence bankruptcy NOLs in the calculation of its income taxes payable but is still required to pay U.S. and State alternative minimum taxes (“AMT”) in certain jurisdictions, even though it has substantial federal and state NOL carry forwards available. During the three- and nine-month periods ended July 31, 2012 and 2011, the Company did not use any tax benefits related to pre-emergence bankruptcy NOLs. See note 8 to the consolidated financial statements, “Income Taxes,” in this Form 10-Q for additional discussion of the accounting for income taxes.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its Medical Graphics Corporation subsidiary.

          The Company had cash and cash equivalents of $8.7 million and working capital of $12.7 million as of July 31, 2012.

          During the nine-month period ended July 31, 2012, the Company reported a net loss of $791,000. However, cash flows from operating activities for the period were $222,000, primarily due to reductions in accounts receivable of $1,289,000 (seasonal changes after fiscal year end), increases to other accrued expenses of $235,000 and the add-back of non-cash expenses totaling $780,000 for depreciation, amortization and stock-based compensation expense. These favorable changes were offset in part by increases in inventory of $432,000 as a result of our introduction of our new Real Time Diffusion (RTD) product line and $549,000 for accounts payable and accrued employee compensation reductions and increased prepaid expenses and other current assets of $315,000.

          For the nine months ended July 31, 2012, the Company used $730,000 of cash for the purchase of property and equipment and intangible assets, consisting of $576,000 for software capitalization, and received $721,000 from the sale of maturing investment grade debt instruments.

          The Company received cash from financing activities of $35,000 during the nine months ended July 31, 2012, reflecting proceeds from the exercise of stock options and the issuance of shares under the Employee Stock Purchase Plan, totaling $97,000 and $50,000, respectively. These receipts were partially offset by the payment of $46,000 for repurchase of shares for tax withholding in connection with the vesting of restricted stock grants. Also, the Company spent $66,000 under its share repurchase program, which has $2,735,000 remaining in the current program authorized through July 31, 2013.

          The Company believes that its liquidity and capital resource needs for fiscal 2012 and the following twelve months will be met through its cash flows resulting from operations, proceeds from the sale of the assets of the New Leaf business, as well as current cash and cash equivalents.

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

Forward Looking Statements.

          The discussion above contains forward-looking statements about our future financial results and business prospects that by their nature involve substantial risks and uncertainties. You can identify these statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “plan,” “will,” “target,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans or prospects.

Our actual results may differ materially depending on a variety of factors including:

•	national and worldwide economic and capital market conditions, including the continuing uncertainty in the European market;

•	continuing cost-containment efforts in our hospital, clinic and office markets;

•

our ability to remain as a qualified provider for group purchasing organizations (GPOs), thereby ensuring continued access to customers and markets, increasing our sales potential to expanded numbers of companies that are members of these groups;

•	the fact that we may incur lower margins and higher selling expenses in our GPO sales;

•	any changes in medical reimbursement that may result from national healthcare reform;

•	any effect that the 2.3% medical device tax that is scheduled to go into effect on January 1, 2013 may have on our revenues or operating results;

•	our ability to develop new and improved cardiorespiratory diagnostic products and services and sell these products and services into existing and new markets;

•

any change in the key assumptions, market conditions or other circumstances related to our capitalized internal software development costs, or the failure of this software to perform the manner we anticipate, could result in an impairment to this capital asset and a charge to our operating results;

•	the success of our rebranding and repositioning efforts;

•	our ability to complete our software development initiatives and migrate our MedGraphics platform to a next generation technology;

•

our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop;

•	our ability to expand our international revenue through our distribution partners;

•	our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future;

•	our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures;

•	our dependence on third-party vendors; and

•	the ability of new members of our senior management to make a successful transition into their new roles and for all members of senior management to ultimately develop and implement a strategic plan.

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

(b) Changes in Internal Controls

          There have been no changes in internal control over financial reporting that occurred during the third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          In the three months ended July 31, 2012, the Company repurchased shares of its common stock, as follows:

Issuer Purchases of Equity Securities(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 1-31, 2012	4,747	$5.75	—	—
June 1-30, 2012	13,350	5.56	10,100	—
July 1-31, 2012	—	—	—	—
Total	18,097	$5.61	10,100	$2,735,000

Sale of Unrestricted Securities

          On July 31, 2012, the Company issued 8,250 shares of its common stock valued at $41,562 to a third-party institutional investor advisory firm. The shares were issued pursuant to an agreement under which the firm advised the Company with respect to professional investment community strategy and communications, and a portion of the firm’s compensation was payable in Company common stock. The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the share certificate that was issued to the firm bore a restrictive legend.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Mine Safety Disclosure

          Not Applicable.

Item 5. Other Information.

          None.

Item 6. Exhibits.

3.1	Restated Articles of Incorporation of MGC Diagnostics Corporation, as amended through August 21, 2012.

3.2	Bylaws of MGC Diagnostics Corporation, as amended through August 21, 2012.

10.1	Fourth Addendum dated June 25, 2012 to lease with respect to premises at 350 Oak Grove Parkway, Vadnais Heights, Minnesota.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGC DIAGNOSTICS CORPORATION
(Registrant)

September 14, 2012
	By:	/s/ Gregg O. Lehman
Gregg O. Lehman
President and Chief Executive Officer

September 14, 2012
	By:	/s/ Robert M. Wolf
Robert M. Wolf
Chief Financial Officer