Form 10-K
period 2012-10-31
MGC DIAGNOSTICS Corp
filed 2013-01-29
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended October 31, 2012.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐    No  ☒

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $19,027,000 as of April 30, 2012, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $5.44 per share.

As of January 16, 2013, the Company had outstanding 3,998,678 shares of Common Stock, $0.10 par value.

Documents Incorporated by Reference:          Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on March 27, 2013 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business.

On August 21, 2012 the Company changed its name from Angeion Corporation to MGC Diagnostics Corporation. Unless the context requires otherwise, references in this Form 10-K to “MGC,” “MGC Diagnostics” or the “Company” means MGC Diagnostics Corporation, while references to “Medical Graphics” refer to Medical Graphics Corporation, a wholly-owned subsidiary of MGC Diagnostics Corporation. MGC Diagnostics and Medical Graphics are collectively referred to as the “Company.”

Overview

MGC Diagnostics Corporation (the “Company”) (formerly Angeion Corporation) is a global medical technology company dedicated to cardiorespiratory health solutions. The Company designs, markets and sells non-invasive cardiorespiratory diagnostic products through its Medical Graphics Corporation subsidiary under the MGC Diagnostics brand and trade name. During fiscal 2012, the Company introduced MGC Diagnostics as the brand name of preference and is increasingly replacing the references to MedGraphics and Medical Graphics trade names and trademarks. The Company’s product portfolio provides solutions for disease detection, integrated care, and wellness across the cardiorespiratory healthcare spectrum. The Company sells its products internationally through distributors and in the United States through a direct sales force targeting specialists located in hospitals, university-based medical centers, medical clinics, physician offices, pharmaceutical companies, medical device manufacturers, and clinical research organizations (CROs). The Company’s cardiorespiratory diagnostic products have a common functional testing platform — the measurement of air flow and respiratory pressures and, in most cases, the analysis of inhaled and exhaled gases such as oxygen and carbon dioxide. Consequently, the Company operates in a single industry segment: the research, development, manufacture and marketing of non-invasive cardiorespiratory diagnostic products.

The Company had revenues from continuing operations of $27.2 million for the year ended October 31, 2012. Domestic product sales and service revenue accounted for 80.5% of fiscal 2012 revenue while international product sales accounted for the remaining 19.5%. Revenue consists of equipment, supply and accessory sales as well as service revenue. Equipment, supply and accessory sales reflect sales of non-invasive cardiorespiratory diagnostic equipment and aftermarket sales of peripherals and supplies. Service revenue consists of revenues from extended service contracts, non-warranty service visits and additional training.

Prior to August 28, 2012, the Company marketed and sold some of its gas exchange systems together with other consumable products under the New Leaf brand to consumers through health and fitness clubs, personal trainers, corporate health and weight loss centers, and other retail and service outlets. On August 28, 2012 the Company entered into several agreements with Life Time Fitness, Inc. and affiliated companies (“Life Time Fitness”) under which the Company sold and licensed to Life Time Fitness, the assets of the New Leaf business, excluding contracts and other assets related to the Company’s non-Life Time customers. Pursuant to these agreements, the Company will provide transition services to Life Time Fitness through June 30, 2014 and will continue to provide some goods and service its other New Leaf customers until June 30, 2014.

General

MGC Diagnostics designs and markets non-invasive cardiorespiratory diagnostic products that have a wide range of applications within cardiorespiratory healthcare.

Healthcare professionals use these cardiorespiratory diagnostic products to assess the cause and degree of severity for shortness of breath and lung diseases such as asthma, emphysema and bronchitis (each are forms of Chronic Obstructive Pulmonary Disease or “COPD”), and to manage related treatment. Through breath-by-breath analysis, some of the Company’s cardiorespiratory diagnostic products measure level of disability as well as functional capacity to help physicians diagnose and treat heart diseases such as heart failure and coronary disease. The Company also sells its cardiorespiratory diagnostic products and services to clinical research customers for use in drug and device clinical trials both in the United States and internationally. Other health professionals use the Company’s cardiorespiratory diagnostic products to measure calorie consumption and to prescribe safe and effective exercise in rehabilitation, obesity management, general fitness, and athletic performance. These applications operate by measuring air flow and the concentrations of inhaled and exhaled gases such as oxygen and carbon dioxide while a person is at rest, or exercising on a bike or treadmill. This assessment of gases and air flow can be used to determine nutritional requirements of critically-ill patients in a hospital intensive care unit (“ICU”).

Primary products include pulmonary function (“PFT”) and gas exchange (“GX”) testing products. All MGC Diagnostics products are designed to be simple and easy to use while providing the flexibility to address specific needs of hospitals, clinics and physician offices. MGC Diagnostics’ products, except for some original equipment manufacturer (“OEM”) components, are generally sold with a personal computer, color monitor, printer and other peripherals. These products increasingly include internet-based technologies that offer remote processing applications and communications.

The Company also had sold some of its gas exchange products together with other consumable products under the New Leaf brand to consumers through health and fitness clubs, personal trainers, corporate health and weight loss centers, and other retail and service outlets. On August 28, 2012 the Company entered into several agreements with Life Time Fitness, Inc. and affiliated companies (“Life Time Fitness”) under which the Company sold and licensed to Life Time Fitness, the assets of the New Leaf business, excluding contracts and other assets related to the Company’s non-Life Time customers. For additional details, see “Note 3 – Sale of Discontinued Operations” regarding New Leaf brand. The Company will continue to provide goods and services related to its former New Leaf product line to Life Time Fitness and its non-Life Time Fitness customers until June 30, 2014.

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

Pulmonary Function Products

Health care professionals use pulmonary function assessment to diagnose lung diseases such as asthma or COPD, and to manage treatment of their patients. Pulmonary function applications range from basic lung function screening, to pre-operative surgical evaluations and post-operative assessment of heart and lung transplant patients, to disability assessment from occupational exposures, and to documenting responses to a variety of therapies.

These pulmonary function products fall into three major product categories: Spirometry, Complete Pulmonary Function and Body Plethysmography. These products are all sold under the MGC Diagnostics name.

•	Spirometry. Spirometry provides measurement, lung capacity and mechanical properties of airflow. The CPF S/D USBTM spirometer is comprised of a flow measurement module and a personal computer (“PC”). The spirometer is a platform that can be upgraded to complete pulmonary function or cardiopulmonary exercise system.

•	Complete Pulmonary Function Ultima PF. The Ultima PF SeriesTM is MGC Diagnostics’ complete pulmonary function system. The Ultima PF pulmonary function system, which is available as a desktop or cart-mounted system, performs spirometry, non-invasive measurement of an individual’s total lung capacity, respiratory mechanics and diffusing capacity, the ability to transfer oxygen across the lungs into and out of the bloodstream.

•	Body Plethysmograph Products. The Platinum Elite SeriesTM comprises MGC Diagnostics’ body plethysmograph products. A body plethysmograph is an enclosed metal and clear acrylic chamber that provides a sensitive method for measuring chest wall movement. The patient sits inside the enclosure and undergoes diagnostic pulmonary function tests. MGC Diagnostics’ Platinum Elite Series design minimizes patient anxiety and discomfort while maximizing accuracy. The system’s design optimizes patient comfort with a clear-view acrylic enclosure and allows testing of a broad population including pediatric patients and individuals in wheelchairs.

The Platinum Elite Series is available in two primary configurations:

-	Platinum Elite DL. The Platinum Elite DLTM body plethysmograph performs spirometry, measuring the total volume of air in the lung and resistance to airflow in the airways of the person’s lungs. It also performs the diffusion test in the same manner as the Ultima PF pulmonary function system, described below.

-	Platinum Elite DX. The Platinum Elite DXTM body plethysmograph performs all the same tests as a Platinum Elite DL, and adds an additional lung volume measurement.

In fiscal 2012, the Company introduced modified versions of the Ultima PF, Platinum Elite DL and Platinum Elite DX, each of which includes real time diffusion (“RTD”) technology. The Company is the only competitor in the market to offer Gas Chromatography and RTD technology in its product line. This allows the Company to expand its customer base by selling to its current customers as well as converting accounts that have products from other manufacturers. Giving customers the choice of either technology enables the Company to capture more market share from the competition.

All MGC Diagnostics’ pulmonary function products use the proprietary preVent® flow sensor, a disposable/cleanable flow sensor that eliminates concern over the transmission of infectious diseases. The preVent flow sensor gives all MGC Diagnostics products the capability to perform spirometry testing to measure the flow rates, capacities and mechanical properties of the lung. MGC Diagnostics’ pulmonary function products use a proprietary “expert system,” Pulmonary Consult, to aid physicians in the interpretation of test results.

Applications of MGC Diagnostics pulmonary function products include enabling the early detection of lung disease, evaluating the effect of medication, monitoring patients with chronic disease, diagnosing lung diseases (i.e. asthma, emphysema and bronchitis/COPD), managing treatment, assessing the surgical risk of lung transplant and lung reduction candidates and evaluating the impact of diseases such as neuromuscular disease on breathing.

MGC Diagnostics’ pulmonary function products’ ease of use, infection control features, compact, lightweight design, connectivity and mobility option attract a wide variety of customers, including pulmonary laboratories in hospitals, clinics, physician offices, occupational medicine clinics, asthma/allergy practices, and clinical research centers worldwide.

Gas Exchange Testing Products

MGC Diagnostics’ cardiopulmonary exercise (“CPX” or “CPET”) testing products measure functional capacity, fitness or conditioning levels, evaluate prognostic criteria for surgical procedures as well as help physicians diagnose heart and lung diseases. These products operate by measuring the volume of air and concentrations of oxygen and carbon dioxide as they enter and leave the lungs while a person exercises on a machine such as a bike or treadmill.

The Ultima CPX metabolic stress testing products measure each breath using a proprietary breath-by-breath methodology and the same proprietary preVent flow sensor as the pulmonary function products. These cardiopulmonary exercise products include an oxygen analyzer, a carbon dioxide analyzer and gas sampling and data reporting, including the Company’s Exercise Consult physician interpretation technology, a proprietary expert system to assist physicians evaluate the information obtained from cardiopulmonary exercise assessments.

MGC Diagnostics products can also perform measurements of individuals at rest to determine nutritional requirements of critically-ill patients or individuals wishing to assess the number of calories burned per day, which is termed “energy expenditure.” This measurement is known as a “metabolic assessment” and is marketed by the Company as the indirect calorimetry option for many of its gas exchange products. Configurations combining the gas exchange and pulmonary function applications are marketed as the Ultima PFX pulmonary function/metabolic stress testing system.

The Ultima Series is sold in the following different configurations:

•	The Ultima CPX metabolic stress testing system is a basic exercise testing system that measures an individual’s fitness level while exercising and measures the ability to perform work (functional capacity) or activities of daily living. The Ultima CPX can also be used in conjunction with other manufacturers’ stand-alone electrocardiogram (“ECG”) products, which measure heart functions.

•	The Ultima CardiO2 gas exchange analysis system configuration adds an integrated 12-lead electrocardiogram stress option to the Ultima CPX.

•	The CPX Express compact metabolic stress testing system is a portable, self-contained exercise assessment system that measures the functional capacity of a patient from rest through maximal exercise.

•	The CCM Express indirect calorimeter is a portable, self-contained metabolic assessment system that measures the nutritional requirements of a patient at rest and during mechanical ventilation in the critical care unit.

•	The VO2000 metabolic measurement system is a portable/ambulatory version that can transmit data via telemetry. In addition to uses for exercise and nutritional requirements, these portable and wearable products include assessment of work capacity in occupational medicine and physical therapy as well as field training of amateur and elite athletes. The reconfigured VO2000 technology platform will be limited to uses within the medical field of applications, as a result of the licensing agreement in conjunction with the sale of the Company’s discontinued operations.

Applications for the Ultima CPX, CPX Express, CCM Express and VO2000 exercise and metabolic products include differential diagnosis (distinguishing between cardiovascular and pulmonary disease) screening for early signs of cardiac and pulmonary dysfunction, establishing exercise prescriptions and training programs, evaluating the efficacy of prescribed therapy, and determining appropriate nutritional supports requirements. Customers currently include hospital pulmonary and stress testing laboratories, cardiology and pulmonary office-based clinics, critical care units, cardiac rehabilitation units and weight management clinics.

Cycle Ergometers and Treadmills

The Company offers several models of exercise devices providing healthcare professionals and patients a tool for improved diagnosis and more successful outcomes in clinical rehabilitation. The Company sells cycle ergometers and treadmills that are used in diagnostic, rehabilitation and sports medicine applications. A cycle ergometer is a specially-designed stationary exercise bicycle that can operate at a broad spectrum of resistance levels while a treadmill is a motorized walking/running surface that can operate at different inclines to produce a range of work levels. These ergometers and treadmills can be used and controlled by the Company’s cardiopulmonary exercise testing products.

Electronic Medical Records Interfaces

The Company offers BreezeConnect HL7 interface technology software, installation and support for communications interfaces to achieve interoperability between the Company’s products and the electronic medical records systems that are being developed and placed into use in hospital and clinical settings. Electronic medical record systems are designed to facilitate more complete, rapid transmission of patient and test results between the core patient care and management systems and equipment. These patient information management systems are intended to improve quality of care and reduce operating costs through improved accuracy, timeliness and efficiency of records management and are becoming more broadly accepted as the products that will facilitate accomplishment of the efficiencies demanded from future healthcare systems.

Competition

The industry for companies selling cardiorespiratory diagnostic products is competitive and mature. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by MGC Diagnostics. The Company’s competitors include both large and small medical companies, some of which have greater financial and technical resources and broader product lines. CareFusion, nSpire Health, Cosmed and Medisoft are the principal competitors for the Company’s products. The Company believes that the primary competitive factors in its markets are product features, customer service, price, quality, product performance, market reputation, breadth of product offerings and effectiveness of sales and marketing efforts. The Company believes that its product quality, product performance, market reputation and customer service are true differentiators that will contribute to future growth.

The Company believes competition based on price will continue to be an important factor in customer purchasing patterns as a result of healthcare cost containment pressures in the health care industry. In addition, a number of industry participants and associations increasingly rely on group purchasing organizations (“GPOs”) in the effort to contain healthcare costs. In fiscal 2010 through 2012, the Company became a qualified provider for several additional large GPOs to ensure continued access to our market and to efficiently increase our sales to expanded numbers of companies using these buying groups. Our relationship with these GPOs can provide us with additional exposure to customers whose relationships with the GPO precluded past relationships with them.

Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. The timing of market introduction of competitive products could adversely affect the competitiveness of the Company’s products. Accordingly, the relative speeds with which the Company can develop products, complete clinical testing and the regulatory approval process and supply commercial quantities of the product to the market are important competitive factors. The Company expects that competition will also be based on many factors, including device size and weight, longevity, ease of programmability, ability to provide diagnostic capability, product reliability, physician familiarity with the device, patent protection, sales and marketing capability, third-party reimbursement policies, reputation and price. The Company has protected its products with various patents and trademarks when possible.

Manufacturing

MGC Diagnostics currently designs and assembles all major sensor components of its cardiopulmonary diagnostic products including its data acquisition systems, flow measurement sensors, gas sample lines, gas chromatograph, nitrogen, carbon dioxide, oxygen and other gas analyzers. Company-designed sheet metal, electrical components, printed circuit boards and some measurement devices are purchased from outside vendors and are tested, assembled and packaged by Company personnel into fully integrated systems. The Company also acquires general-purpose computers, monitors and printers from a variety of sources and integrates its proprietary software modules into these products. MGC Diagnostics acquires its cycle ergometers and treadmills from third parties.

MGC Diagnostics Quality Management System is certified to the requirements of ISO 13485:2003, Canadian Medical Device Regulations Part 1, and European Union Medical Device Directive Annex II regarding the Development and Production of Cardiorespiratory devices. See “Regulation by Foreign Governments” below for additional discussion of the Company’s ISO 13485:2003 certification.

Marketing and Distribution

MGC Diagnostics markets its products in the United States through its direct sales force that sells into hospitals, university-based medical centers, medical clinics, physician offices, pharmaceutical companies, medical device manufacturers and clinical research organizations. The Company markets its products to a wide range of customers that use its products and services across a broad market continuum.

The Company’s products are sold to hospitals, physician offices, clinics, pulmonary physicians, cardiologists, critical care physicians, rehabilitation professionals and physical therapists. The Company also supplies medical equipment and support for clinical research trials.

Each domestic salesperson is responsible for a specific geographic area and is compensated with a base salary, expense reimbursement and a territory sales goal commission plan.

Outside the United States, MGC Diagnostics markets its products through a network of independent distributors. During fiscal 2012, MGC Diagnostics used approximately 66 distributors to sell its products into approximately 60 countries. These distributors typically carry a select inventory of MGC Diagnostics products and sell those products in specific geographic areas, generally on an exclusive basis. International revenues accounted for 19.5% and 20.5% of total revenue for the years ended October 31, 2012 and 2011, respectively. All of the Company’s international sales are made on a United States dollar-denominated basis to distributors.

International sales involve certain risks not ordinarily associated with domestic business, including fluctuations in the purchasing power of local currencies, reliance on distributors and country-specific policies and procedures. The Company does not have direct exposure to currency exchange rates, as all sales are on a United States dollar-denominated basis.

MGC Diagnostics executes multiple sales and marketing strategies both domestically and internationally. The Company’s most successful sales and marketing tactics include product demonstrations that emphasize technological capabilities and advantages, breadth of services and unmatched customer support. In addition to on-site product demonstrations, the Company annually attends and hosts booth displays at various industry-specific meetings and trade shows around the world. At these events, potential customers/clients have the ability to see and experience the unique features our products offer. Through these global events, the Company gains exposure to pulmonologists, cardiologists, respiratory therapists, allergy physicians, exercise physiologists, sports medicine professionals, personal trainers and exercise enthusiasts.

Other Company marketing initiatives include educational seminars, print advertisements, direct mail and e-marketing campaigns through the (www.mgcdiagnostics.com) web site. GPOs have become increasingly present in our market as hospitals work to streamline their supply chain.  Vendors can become accredited by the GPO, which can facilitate the selling process.  During fiscal 2012, MGC Diagnostics partnered with the GPO HealthTrust. This is in addition to our existing our relationships with MedAssets (Broadlane), Premier Purchasing, Novation, the Government Services Administration (“GSA”) and Amerinet.  The Company now has a relationship with all major GPOs. Sales associated with GPO relationships were $12.2 million and $3.8 million in fiscal 2012 and 2011, respectively.

Research and Development

In 2012, MGC Diagnostics continued to develop new products and implemented product improvements designed to enhance product reliability and improve margins. The Company’s research and development initiatives are targeted for hospitals, clinics and physician’s offices. An integral component of the Company’s future growth strategy is the development and introduction of additional new products and complementary software.

Research and development expenses were $3.2 million for both the years ended October 31, 2012 and 2011. Fiscal 2012 and 2011 expenditures included the Company’s initiative to migrate its products’ operating software to a next-generation platform including added functionality and flexibility, providing the foundation for a future product pipeline of new integrated patient care and consumer health programs. This initiative continued into fiscal 2013, with the December 2012 introduction of the first product outgrowth, BreezeSuite WebReview, which enables remote access and review of test results.

Intellectual Property

Patents and trademarks are critical in the medical device industry. The Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs. The Company also relies upon trade secrets and proprietary know-how.

The Company relies on a combination of patent, trademark and trade secret laws to establish proprietary rights in its products. MGC Diagnostics currently holds 11 United States patents, with 1 patent pending, and is actively developing and obtaining additional patents. These patents cover the various aspects of MGC Diagnostics’ core technologies, ranging from gas analysis, pressure and flow measurement to methods of analyzing cardiorespiratory data and expert system software. In addition, MGC Diagnostics has a number of foreign patents with respect to technologies covered by its United States patents.

Foreign patents generally expire 20 years after the date of original application, but vary from country to country. MGC Diagnostics intends to aggressively enforce its intellectual property rights and has successfully done so in the past. We cannot ensure, however, that these patents, or any patents that may be issued as a result of existing or future applications, will offer any degree of protection from competitors.

United States patents filed on or after June 8, 1995 have a term of 20 years from the date on which the application for the patent was filed. Domestic patents in force on June 8, 1995 and patents issued on applications filed prior to June 8, 1995 automatically have a term that is the greater of the 20 years from the date of filing or 17 years from the patent grant.

MGC Diagnostics also owns registered trademarks and has applied for other trademarks in the U.S. and certain foreign countries. MGC Diagnostics owns and actively enforces an array of related copyrights and trademarks. These include but are not limited to: BreezeConnect™ HL7 interface technology, BreezeSuite WebReview™ physician review software, Platinum Elite™ body plethysmograph, RTD™ real-time diffusion, Ultima™ CardiO2® gas exchange analysis system, Ultima CPX™ metabolic stress testing system and Ultima PF™ pulmonary function system, among others, as well as various logos.

Although patent and intellectual property disputes in the medical device area have often been settled through licensing agreements or similar arrangements, costs associated with these arrangements may be substantial and we cannot ensure that necessary licenses would be available to the Company on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company seeks to protect its trade secrets and proprietary intellectual property, including know-how, in part, through confidentiality agreements, non-compete agreements and assignment of invention provisions in agreements with employees, consultants and other parties, as well as through contractual exclusivity with certain suppliers. We cannot ensure, however, that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company’s trade secrets will not otherwise become known to or independently developed by competitors.

The Company conducts ongoing evaluations of potential infringement of any proprietary rights of third parties by the products the Company intends to market. Regardless of the Company’s efforts to evaluate the potential infringement of any proprietary rights of third parties, however, we cannot ensure that such infringements do not exist or may not arise in the future. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to or licensed by the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject the Company to significant liabilities to third parties or could require the Company to seek licenses from third parties.

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

Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. All of MGC Diagnostics’ products are Class II devices.

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

As Class II devices, the Company’s domestic sales of its registered devices became taxable under the Health Care and Education Reconciliation Act of 2010, in conjunction with the Patient Protection and Affordable Care Act, Public Law 111-152, added section 4191, Medical Devices for sales subsequent to December 31, 2012. This excise tax is levied at a rate of 2.3% of the relevant sales price of the products.

Class II Requirements. Section 510(k) of the Act requires individuals or companies manufacturing medical devices intended for use with humans to file a notice with the FDA at least 90 days before introducing a product not exempted from notification requirements into the marketplace. The notice (a “510(k) Notification”) must state the class in which the device is classified and the action taken to comply with performance standards or pre-market approval that may be needed if the device is a Class II or Class III device, respectively. Under Section 510(k), a medical device can be marketed if the FDA determines that the device is substantially equivalent to similar devices marketed prior to May 28, 1976. In the past, MGC has filed notifications with the FDA of its intent to market its products pursuant to Section 510(k) of the Amendments; the FDA subsequently cleared these products for commercial sale and MGC s now marketing the devices under Section 510(k). The action of the FDA does not, however, constitute FDA approval of the Company’s products or pass upon their safety and effectiveness.

In addition to the requirements described above, the Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices that they distribute commercially. The Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs, which require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing and quality control. In addition, these manufacturers are subject to inspection on a routine basis for compliance with the QSRs. The FDA’s Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported. The FDA has authority to inspect the Company’s facilities to ensure compliance with the Act and regulations thereunder. Failure to comply with these regulations could have a material adverse effect on the Company’s business, financial condition and results of operations. MGC is registered as a manufacturer with the FDA and successfully passed its most recent FDA inspection in August 2011. Also, in December of 2009, the Company successfully passed an FDA audit assessing the data management and quality assurance for clinical research trials.

Regulation by Foreign Governments. The Company’s products are also subject to regulation similar to that of the FDA in various foreign countries. ISO 13485:2003 certification indicates that a company’s development and manufacturing processes comply with standards for quality assurance and manufacturing process control. CE Certification evidences a company’s compliance with the requirements of the Medical Device Directive 93/42/EEC Annex II and allows it to affix the “CE Mark” to its products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union (“EU”) countries. Since June 1998, medical devices cannot be sold in EU countries unless they display the CE Mark. Medical Graphics received ISO 13485 certification for its development and manufacturing processes in 1998 and has passed annual surveillance and recertification audits, the most recent of which was September 2012. MGC has achieved CE certification for its primary cardiopulmonary testing products. We cannot ensure, however, that MGC will be able to obtain regulatory approvals or clearances for our products in foreign countries. In addition to compliance with ISO 13485 certification, the Company’s products also meet Part I of the Medical Device Requirements for Canada and the Medical Device Directive 93/42/EEC Annex II.

Employees

As of January 16, 2013, the Company had 121 full-time and 2 part-time employees. No employees are represented by a collective bargaining agreement and the Company has not experienced any work stoppage. Management believes that relations with its employees are good.

Executive Officers of the Registrant

The executive officers of the Company and their ages at January 16, 2013, were as follows:

Gregg O. Lehman, PhD. has served as President and CEO of Angeion since August 2011 and served as Interim President and CEO from May 2011 through August 2011. Dr. Lehman brings three decades of executive management and governance experience to Angeion including 20 years in the healthcare industry. Most recently, Lehman served as president, CEO and director for Health Fitness Corporation, a health and fitness center management company, from January 2007 to February 2010, when it was acquired by Trustmark Mutual Holding Company. Prior to that, Lehman held numerous senior-level positions in the medical and education industries including: CEO of Inspiris, Inc., a health care management company; CEO of Gordon Health Solutions, Inc., which provides lifestyle and disease management programs to employers and health plans; CEO of the National Business Coalition on Health (NBCH) in Washington, D.C.; and president of Taylor University in Indiana. Mr. Lehman is 65 years old and has been a director since July 1, 2011.

Robert M. Wolf joined the Company as Senior Vice President and Chief Financial Officer on May 16, 2011. Prior to joining the Company, Mr. Wolf served as the Chief Financial Officer of Rimage Corporation, a publicly traded manufacturer of digital storage production equipment headquartered in Minneapolis, Minnesota, from February 2003 through July 2010. In his role as Chief Financial Officer, Mr. Wolf was responsible for the leadership of Rimage’s financial operations, including all aspects of the accounting process, SEC reporting, financial statement preparation and financial and strategic planning. From September 1997 to February 2003, Mr. Wolf served as Rimage’s Controller and was responsible for leadership and coordination of Rimage’s financial planning and budget management functions. Prior to joining Rimage, Mr. Wolf was a CPA and audit manager with Deloitte & Touche LLP from March 1995 to September 1997 and a CPA with House, Nezerka & Froelich PA from December 1991 until March 1995. Mr. Wolf has a Masters of Business Administration degree from the University of Saint Thomas in St. Paul, Minnesota and a Bachelors degree in accounting from the University of Minnesota-Duluth. Mr. Wolf is 44 years old.

Cautionary Note Regarding Forward-looking Statements

The discussions in this Form 10-K in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements about MGC Diagnostics’ future financial results and business prospects that by their nature involve substantial risks and uncertainties. You can identify these statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “plan,” “will,” “target,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans or prospects. Our actual results may differ materially depending on a variety of factors including: (1) national and worldwide economic and capital market conditions; (2) continuing cost-containment efforts in our hospital, clinic, and office markets; (3) we became qualified providers for several additional large group purchasing organizations in fiscal 2010 through 2012 ensuring continued access to our market and efficiently increasing our sales potential to expanded numbers of companies using these buying groups; (4) any changes in the patterns of medical reimbursement or medical device taxation that may result from national healthcare reform; (5) our ability to successfully operate our business, including successfully converting our increasing research and development expenditures into new and improved cardiorespiratory diagnostic products and services and selling these products and services under into existing and new markets; (6) our ability to complete our software development initiatives and migrate our platforms to a next generation technology; (7) our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop; (8) our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers; (9) our ability to expand our international revenue through our distribution partners; (10) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products; (11) our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future; (12) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; (13) our dependence on third-party vendors and (14) the ability of new members of our senior management to make a successful transition into their new roles and for all members of senior management to ultimately develop and implement a strategic plan. These and other factors are summarized below in this Form 10-K under “Risk Factors.”

Item 1A.  Risk Factors.

Our results are affected by changes in worldwide economic and capital markets conditions.

We derived 19.5% and 20.5% revenues in 2012 and 2011, respectively, from outside the United States. Our business may be adversely affected by factors in the United States and other countries that are beyond our control, such as downturns in economic activity or labor conditions in a specific country or region.

Our success will depend on our ability to sell our MGC Diagnostics cardiorespiratory products into our core hospital, clinic and physician office markets.

We sell our MGC Diagnostics cardiorespiratory diagnostic products and services to hospitals, clinics and physician offices. As a result of the disruptive and uncertain economic conditions that emerged in recent years and the related cost-containment measures initiated by many of our customers, we believe that a challenging environment for the sale of our MGC Diagnostics products is likely to continue in fiscal 2013.

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

There have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control healthcare costs and, more generally, to reform the U.S. healthcare system. The Patient Protection and Affordable Care Act includes a 2.3% excise tax on all U.S. medical device sales beginning in calendar 2013. To the extent we are unable to pass this tax on to our customers, our profitability may be affected. In addition, there are many programs and requirements for which the details have not yet been fully established or the consequences not fully understood. These provisions may affect aspects of our business.

If we are unable to regain profitability in 2013 and beyond, our liquidity may be adversely affected.

Although we were profitable in fiscal 2006 and 2007, we were unprofitable in fiscal 2008 through 2012 and had an accumulated deficit of $6.7 million as of October 31, 2012. While we believe that our existing cash and investments balance of $9.7 million as of October 31, 2012 will be adequate to support operations for the next fiscal year or more, we must ultimately regain sustained profitability or obtain additional financing to be able to meet our future cash flow requirements, and we cannot ensure that we will be able to achieve either of these.

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

We seek to protect our trade secrets and proprietary intellectual property, including know-how, in part, through confidentiality agreements, non-compete agreements and assignment of invention provisions in agreements with employees, consultants and other parties, as well as through contractual exclusivity with certain suppliers. We cannot ensure that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

We are dependent upon our senior management and other key personnel.

Our success depends largely on effective leadership from our senior management and other key personnel. Competition for qualified personnel with sufficient and relevant experience in the medical device industry is intense. Accordingly, the loss of the services of these individuals, or the inability to hire additional key individuals as required, could have a material adverse effect on us, including our current and future product development efforts. In fiscal 2011, we hired a new chief executive officer and chief financial officer and, in fiscal 2012, we hired a new executive vice president of associate services, executive vice president of global marketing, engineering and corporate strategy and executive vice president of global sales. To achieve future success, our senior management, including new members of management, must make a successful transition into their new roles and ultimately develop and implement a strategic plan.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company currently leases a 52,254 square foot building for our office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota. The building is also the location of the Company’s Medical Graphics subsidiary. The building lease for the Company’s present office and manufacturing space, by its terms, will expire on December 31, 2017. The Company also leased 1,390 square feet of office space in Milan, Italy, which lease agreement expired in December 2012. Annual rental costs will be approximately $309,000 for the year ending October 31, 2013. Rent expense for the Company’s facilities was $322,000 for both of the years ended October 31, 2012 and 2011.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “MGCD.” The following table sets forth high and low sales prices as reported by the Nasdaq Capital Market for each quarter of fiscal year 2012 and 2011.

MGC Diagnostics Common Stock Prices
Fiscal Years	High	Low
2012
Fourth Quarter	$6.74	$5.30
Third Quarter	6.00	5.31
Second Quarter	6.07	5.25
First Quarter	5.66	4.45

2011
Fourth Quarter	4.80	3.80
Third Quarter	4.97	3.99
Second Quarter	6.00	4.50
First Quarter	5.85	4.05

As of January 16, 2013, there were 299 shareholders of record who held 176,417 shares of the Company’s common stock. In addition, nominees held an additional 3,822,261 shares for approximately 1,000 shareholders holding shares in street name.

Dividends

The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying any cash dividends in the future.

Equity Compensation Plan Information

Under the MGC Diagnostics Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of October 31, 2012, options for 800,000 shares had been granted, 531,850 shares had been issued upon exercise of options, 142,303 options had been cancelled or forfeited and options to purchase 125,847 shares remained outstanding. In connection with the adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the MGC Diagnostics Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance under the 2007 Plan. The 2007 Plan has been amended several times and currently authorizes the issuance of up to 750,000 shares. As of October 31, 2012, stock options for 160,225 shares were outstanding, 10,000 shares had been issued upon exercise of options, 229,371 shares had been issued pursuant to fully vested restricted stock awards, 101,071 shares were subject to unvested restricted stock awards and 249,333 shares were available for future grant in some form. Under the terms of the 2007 Plan, as amended, up to 750,000 shares may be issued pursuant to incentive stock awards, up to 450,000 may be issued as incentives for non-employee directors and up to 400,000 may be issued pursuant to restricted stock grants. Accordingly, as of October 31, 2012, we could grant 69,558 additional restricted stock awards out of the 249,333 remaining shares authorized under the 2007 Plan.

The following table provides information as of October 31, 2012 with respect to the shares of the Company’s common stock that may be issued under its 2002 Plan and 2007 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	286,072	$6.57	249,333

Equity compensation plans not approved by security holders	—		—

Total	286,072		249,333

Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

In the three months ended October 31, 2012, the Company repurchased shares of its common stock, as follows.

Issuer Purchases of Equity Securities(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1-31, 2012	None	$—	—
September 1-30, 2012	None	$—	—
October 1-31, 2012	None	$—	—
Total in the quarter	None	$—	—
Program to date		$4.49	58,166	$2,735,000

(1)On April 15, 2011, the Company announced that its Board of Directors had authorized an extension to its stock repurchase program under which MGC Diagnostics may repurchase up to and additional $2,000,000 of its outstanding shares of common stock in the open market or in privately negotiated transactions, over a twelve-month period ending July 31, 2012. On May 26, 2011, the Company announced this amount had been increased to $3,000,000. On March 8, 2012, the Company extended the repurchase period to July 31, 2013.

Item 6.  Selected Financial Data

In the table below, we have presented certain selected financial data as of and for each of the years in the five-year period ended October 31, 2012. The financial data has been derived from our audited consolidated financial statements and amounts in fiscal years 2011 and prior have been reclassified to reflect discontinued operations (See “Note 3 – Sale of Discontinued Operations). This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(In thousands, except per share data)	Years Ended October 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenues	$27,158	$27,002	$26,841	$23,419	$27,235
Cost of revenues	12,347	11,707	12,180	11,419	13,422
Gross margin	14,811	15,295	14,661	12,000	13,813
Operating expenses:
Selling and marketing	8,029	6,758	6,391	5,965	7,479
General and administrative	4,146	4,299	4,514	3,996	4,390
Research and development	3,246	3,239	2,918	2,643	1,971
Amortization of intangibles	437	420	420	421	421
Total operating expenses	15,858	14,716	14,243	13,025	14,261
Operating (loss) income	(1,047)	579	418	(1,025)	(448)
Interest income	9	21	8	16	163
(Loss) income from continuing operations before taxes	(1,038)	600	426	(1,009)	(285)
Provision for taxes	25	40	41	32	102
Income (loss) from continuing operations	(1,063)	560	385	(1,041)	(387)
Discontinued Operations
Income (loss) from operations of discontinued operations	246	(712)	(1,234)	(552)	(299)
Gain on sale of discontinued operations	816	—	—	—	—
Income (loss) from discontinued operations	1,062	(712)	(1,234)	(552)	(299)
Net (loss) income	$(1)	$(152)	$(849)	$(1,593)	$(686)

Weighted Average Common Shares Outstanding:
Basic	3,828	3,767	4,122	4,121	4,090
Incremental effect of options, restricted stock awards and warrants	—	75	126	—	—
Diluted	3,828	3,842	4,248	4,121	4,090
Net (loss) income per share:
Basic
From continuing operations	$(0.28)	$0.15	$0.09	$(0.25)	$(0.10)
From discontinued operations	0.28	(0.19)	(0.30)	(0.14)	(0.07)
	$—	$(0.04)	$(0.21)	$(0.39)	$(0.17)
Diluted
From continuing operations	$(0.28)	$0.15	$0.09	$(0.25)	$(0.10)
From discontinued operations	0.28	(0.19)	(0.30)	(0.14)	(0.07)
	$—	$(0.04)	$(0.21)	$(0.39)	$(0.17)

	As of October 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$9,665	$8,461	$6,943	$11,219	$9,047
Investments, short term and noncurrent	—	723	3,443	—	—
Working capital	13,490	13,491	12,681	15,152	15,028
Total assets	21,948	20,772	21,381	22,463	22,965
Total current liabilities	6,303	5,636	6,171	5,191	4,900
Total liabilities	7,198	6,453	7,044	5,909	5,689
Total shareholders’ equity	14,750	14,319	14,337	16,554	17,276
Common shares outstanding at year end	3,885	3,779	3,747	4,150	4,092

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a medical device manufacturer with revenues from continuing operations of $27.2 million for the year ended October 31, 2012. Domestic product sales and service revenue accounted for 80.5% of fiscal 2012 revenue while international product sales accounted for the remaining 19.5%.

The Company, through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardiorespiratory diagnostic products that are sold under the MGC Diagnostics and, historically, the MedGraphics brand and trade names. These products provide solutions for disease detection, integrated care and wellness across the spectrum of cardiorespiratory healthcare. Revenue consists of equipment, supplies and accessory sales as well as service sales. Equipment, supplies and accessory sales reflect sales of non-invasive cardiorespiratory diagnostic equipment, interface, test and communication software and accessories, as well as, aftermarket sales of peripherals, supplies and software. Service revenue consists of revenue from extended service contracts, non-warranty service visits and additional training.

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

Although the Company currently expects revenues in fiscal 2013 to increase over fiscal 2012 revenues, the Company expects the quarter-over-quarter rate of increase to be uneven during the fiscal year, due to seasonality and the other factors listed above.

Recent Key Developments:

•	During 2012, the Company changed its name to MGC Diagnostics Corporation and completed a rebranding effort to introduce MGC Diagnostics products using this new brand label. The Company expects to fully integrate this new brand over time with new and replacement products.

•	The proportion of purchases by customers associated with group purchasing organizations (“GPOs”) expanded from 14.2% of revenues from continuing operations in fiscal 2011 to 44.8% in fiscal 2012, as GPO agreements that we entered into from fiscal 2009 through 2012 become a key component of our sales strategy and fully integrated into target markets. These GPO agreements include preferential pricing for the GPO member organizations, which enhanced our overall domestic sales, but negatively affected our gross margin rates and selling expenses as GPO sales increased as a proportion of Company overall sales.

•	In August 2012, the Company completed the sale of its New Leaf brand, strategically exiting that business and resulting in the reclassification of the operations of New Leaf as discontinued operations and recognition of an $816,000 gain on the sale transaction. We expect to derive small amounts of revenue from buyer transitional services and continued support of non-buyer former customers through existing warranty and extended warranty arrangements through June 30, 2014.

Revenue from continuing operations for fiscal 2012 increased by 0.6% to $27.2 million compared to $27.0 million in 2011 while continuing operations operating expense for fiscal 2012 was $15.9 million, an increase of 7.8% from $14.7 million in 2011. Fiscal 2012 net loss was $0.0 million, or $0.00 per diluted share, compared to fiscal 2011 net loss of $0.2 million, or $0.04 per diluted share.

Results of Operations

The following table contains selected information from our historical consolidated statements of comprehensive loss, expressed as a percentage of revenue:

	2012	2011

Revenues	100.0%	100.0%
Cost of revenues	45.5	43.4
Gross margin	54.5	56.6
Operating Expenses
Selling and marketing expenses	29.6	25.0
General and administrative expenses	15.3	15.9
Research and development expenses	11.9	12.0
Amortization of intangibles	1.6	1.6
Total operating expenses	58.4	54.5
Operating (loss) income	(3.9)	2.1
Interest income	—	—
Provision for taxes	—	(0.1)
(Loss) income from continuing operations	(3.9)	2.0
Discontinued operations
Income (loss) from operations of discontinued operations	0.9	(2.6)
Gain on sale of discontinued operations	3.0	—
Gain (loss) from discontinued operations	3.9	(2.6)
Net loss	(0.0)%	(0.6)%

The following paragraphs discuss the Company’s performance for fiscal years ended October 31, 2012 and 2011.

Revenues

Fiscal 2012 total revenues from continuing operations increased 0.6% to $27.2 million compared to $27.0 million in fiscal 2011. In fiscal 2012, the Company experienced reduced revenues from lower capital spending by hospitals and clinics, while it succeeded in growing its service and support business. Domestic equipment, supplies and accessories revenues increased by 2.8% to $17.5 million in 2012 compared to 2011 revenues of $17.1 million. A portion of this growth was supported by increased sales through group purchasing organizations (“GPO”), which had an increase of $8.3 million and comprised 45% of total revenues versus 14% in fiscal 2011, reflecting the increased penetration from GPO agreements the Company entered into during the last few years. International equipment, supplies and accessories revenue decreased 9.5% to $5.3 million in 2012 compared to $5.9 million in 2011, due primarily to the non-recurrence of an unusually large 2011 Canadian sale. Service revenues increased 5.6% to $4.3 million in 2012 compared to $4.1 million in 2011. In fiscal 2012, domestic and international revenues from supplies increased $0.5 million, while equipment and clinical service revenues were reduced by $0.5 million. Recurring revenue, consisting of supplies and services revenues, grew to 39.5% of fiscal 2012 revenues from 37.2% of fiscal 2011 revenues.

The Company anticipates revenue growth in the near term, within historic seasonal revenue patterns, excluding major clinical research project effects. This expectation relies on improved general and healthcare industry conditions and specific sales and marketing targeted spending and should benefit from planned market introductions of new and improved products resulting from research and development spending in the past several years.

Gross Margin

Gross margin percentage for 2012 decreased to 54.5% of revenues compared to 56.6% in fiscal 2011 due in large part to the reductions caused by unfavorable pricing of 1.2 percentage points related to GPO agreements and other sales, increased manufacturing and training department costs of 1.0 percentage points and increased separation costs of 0.4 percentage points, offset in part by improvement from product mix gains of 0.3 percentage points and reduced obsolescence provisions of 0.2 percentage points. The Company expects to maintain gross margins in the mid 50% range as it continues to grow revenues.

Selling and Marketing

Selling and marketing expenses for fiscal 2012 increased by 18.8%, or $1,271,000, to $8.0 million compared to $6.8 million for fiscal 2011. The increase was primarily driven by increased personnel related costs, which included $313,000 in separation costs, $258,000 related to net new/replacement personnel and $107,000 for branding consultants. Additional increases of $259,000 and $280,000 for fiscal 2012 compared to 2011, resulted from increased fees for GPO sales and sales related costs for conventions, meetings, sales demos and travel, respectively. In connection with its GPO agreements, the Company is generally required to pay a GPO administrative fee of up to three percent of its product sales. The Company includes these fees under selling and marketing expenses.

General and Administrative

General and administrative expenses for 2012 decreased by 3.6%, or $153,000, to $4.1 million compared to $4.3 million in 2011. The absence of costs associated with the separation of prior CEO payments totaling $614,000 was partially offset by additional personnel and consulting costs of $352,000. Consultant costs for investor relation services increased $42,000 for fiscal 2012 compared to fiscal 2011.

Research and Development

Research and development expenses for 2012 increased by 0.2%, or $7,000, to $3.2 million compared to 2011. The increase resulted primarily from $118,000 for added personnel and $137,000 related to executive separation costs, partially offset by $80,000 reduction in recruiting costs, $120,000 of savings related to the personnel departures and a $24,000 net reduction in expensed project-related costs. The expensed project-related costs decrease reflects the Company’s expansion of its investment in new product hardware and software development by $339,000, while increasing the capitalization of the costs of software development by $363,000. These increased hardware and software development costs relate primarily to the real time diffusion technology included in products introduced during fiscal 2012. Software development costs capitalized totaled $733,000 in 2012.

Amortization of Intangibles

Amortization of developed technology costs was $437,000 for the year ended October 31, 2012 and $420,000 for the year ended October 31, 2011. These developed technology costs were established as part of the Company “fresh-start” accounting in connection with the Company’s 2002 emergence from Bankruptcy, and were fully amortized as of October 31, 2012. The Company expects to begin amortizing capitalized software development costs as the associated products are released to the market. The Company expects fiscal 2013 amortization expenses to include $22,000 related to patent amortization and approximately $123,000 related to capitalized software development costs expected to be placed in service. The amortization of software development costs will be included in the cost of equipment revenues due to the direct relationship to equipment units sold.

Interest Income

Interest income for the year ended October 31, 2012 decreased to $9,000 from $21,000 in 2011. The decrease in interest income is principally due to the Company’s use of short-term money market fund investments for the majority of 2012; these money market funds carry lower rates compared to the 2011 rates derived from a concentration in treasury securities. Both forms reflect the Company’s main investment goal continuing as the preservation of capital for these unused funds.

Provision for Taxes

Under the application of fresh-start accounting, as amended by Accounting Standards Codification (“ASC”) 805 Business Combination effective September 15, 2009, when the valuation allowance relating to pre-emergence bankruptcy net operating loss and other deferred tax assets is reversed, tax benefits will be recorded as a reduction to income tax expense. For additional information, see Note 13 to the consolidated financial statements, “Income Taxes.”

The Company recorded $25,000 of income tax expense for the fiscal year ended October 31, 2012 compared to $40,000 of income tax expense for the fiscal year ended October 31, 2011. The income tax expense for the current year includes state income tax expenses and minimum fees of approximately $23,500 and an increase in reserves for uncertain tax positions of $1,500. The income tax expense for the fiscal 2011 year includes $38,000 related to state income tax expense and minimum fees and an increase in reserves for uncertain tax positions of $2,000.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly-owned subsidiary, Medical Graphics Corporation.

The Company had cash, cash equivalents and investments of $9.7 million and working capital of $13.5 million as of October 31, 2012. During 2012, the Company generated $914,000 in cash from operating activities, with $212,000 generated before changes in working capital items. Increases in 2012 ending accruals, primarily employee compensation accruals, deferred revenue and other accrued expenses, increased operating cash flows by $702,000. Days sales outstanding (“DSO”), which measures how quickly receivables are collected, decreased by 1 day to 63 days from 2011 to 2012, increasing cash flow. Inventory increased by $94,000, as days of inventory on hand remained at 93 in 2011 and 2012. The accounts payables balance also increased by $72,000, which positively affects cash flow, as the Company achieved extended payment terms with various vendors. Employee compensation accruals as of October 31, 2012 were $268,000 higher compared to October 31, 2011 levels, given effects of unpaid separation cost of the comparative years.

During 2012, the Company used $1,131,000 in cash in the purchase of property, equipment and intangible assets. The Company has no material commitments for capital expenditures for fiscal year 2013. Operating plans for fiscal 2013 include the costs of completing the initiative to migrate its products’ operating software to a next-generation software platform, including expensed development efforts and capitalized costs to complete the production software. In fiscal 2012, the Company sold $721,000 of high grade investment securities, invested primarily in United States Treasury instruments and fully insured bank certificates of deposit. It also received net proceeds from the sale of its New Leaf business totaling $665,000 after sale related expenses.

Cash was generated in 2012 and 2011 within financing activities, mostly related to share issuances under employee stock benefit programs, offset by amounts paid for share withholding to support statutory minimum income tax withholding requirements.

During 2011, the Board of Directors authorized the repurchase of up to $3 million of Company common stock. The program has a current expiration date of July 31, 2013. In the years ended October 31, 2012 and 2011, $66,000 and $198,000, respectively, has been used for stock repurchases. As of October 31, 2012, $2,735,000 of the share repurchase authorization remains available.

The Company believes that its liquidity and capital resource needs for fiscal year 2013 will be met through its cash flows from operations and the current cash and cash equivalents.

Critical Accounting Policies

Significant accounting policies adopted and applied by the Company are summarized in Note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies,” which is included in this Form 10-K. Some of the more critical policies include revenue recognition, reserve for inventory obsolescence, allowance for doubtful accounts, internal software development costs, income taxes, stock-based compensation and impairment of long-lived assets. Management considers the following accounting policies to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts and supplies was $2,615,000 and $2,368,000 as of October 31, 2012 and 2011, respectively. Revenue from installation and training services provided to domestic customers is deferred until the service has been performed. The Company recognizes revenue related to installation and training if service is not performed within six months from equipment shipment date since the probability these services will be used by the customer after that time is remote based on continued analysis of historical information. The amount of deferred installation and training revenue was $146,000 and $152,000 as of October 31, 2012 and 2011, respectively.

When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the consideration from an arrangement is allocated to each respective element based on the relative selling price and recognized as revenue when revenue recognition criteria for each element is met. Consideration allocated to delivered equipment is equal to the total arrangement consideration less the selling price of installation and training. The selling price of installation and training services is based on specific objective evidence, including third-party invoices. The assumptions used in allocating the amount of consideration to each deliverable represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

Reserve for Inventory Obsolescence. We analyze the level of inventory on hand on a periodic basis in relation to estimated customer requirements to determine whether write-downs for excess, obsolete or slow-moving inventory are required. Any significant or unanticipated changes in these factors could have a significant impact on the value of our inventories and on our reported operating results. We provide reserves of obsolete inventory when we deem the value to be impaired considering the age of the item, recent and expected usage and expected resale value in current and alternative markets, within current economic conditions.

Allowance for Doubtful Accounts. The Company establishes estimates of the uncollectable accounts receivable. Management analyzes accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required. The allowance for doubtful accounts as of October 31, 2012 increased by $2,000 from the prior year end.

Internal Software Development Costs. Internal software development costs consist primarily of internal salaries and consulting fees for developing software platforms for sale to or use by customers within equipment purchased from the Company. We capitalize costs related to the development of our software products, as all of these software products will be used as an integral part of a product or process that we sell or lease. This software is primarily related to our BreezeSuite platform and its underlying support products.

We capitalize costs related to software developed for new products and significant enhancements of existing products once technological feasibility has been reached and all research and development for the components of the product have been completed. These costs will be amortized on a straight-line basis over the estimated useful life of the related product, not to exceed seven years, commencing with the date the product becomes available for general release to our customers. As of each of October 31, 2012 and 2011, we have not yet amortized any capitalized software costs because the software has not been released for use. The achievement of technological feasibility and the estimate of a product’s economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

Income Taxes. The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, Income Taxes. The Company recognizes deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. Each quarter, the Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income. The analysis to determine the amount of the valuation allowance is highly judgmental and requires weighing positive and negative evidence including historical and projected future taxable income and ongoing tax planning strategies. While the Company was profitable for nine consecutive quarters through October 31, 2007, this performance was largely driven by revenues generated from one large clinical research customer. That revenue ended in fiscal 2008 and the Company sustained a loss in each subsequent year.

Although the Company was profitable in the fourth fiscal quarters of 2012 and 2011, the Company believes it needs more consistent positive operating results before it can reduce the valuation allowance. Based upon management’s assessment of all available evidence, the Company determined that it has not yet reached the position where it is more likely than not as of October 31, 2012 that its deferred tax assets will be fully realized. Therefore, as of October 31, 2012, a full valuation allowance of $5.1 million has been established against the net deferred tax asset. In the future, if the Company determines that it is more likely than not that it will realize part of or all its deferred tax assets, the Company will be required to partially or fully reduce this valuation allowance. See Note 13 to the consolidated financial statements, “Income Taxes,” for further discussion of the Company’s valuation allowance.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments as of October 31, 2012 consist exclusively of investments in money market funds. The value of these funds is not expected to fluctuate based on increases or decreases in prevailing market rates. The Company estimated market risk as the potential decrease in value from a hypothetical 0.5% change in interest rates, which did not cause a material change in the quarter end carrying value. As a result, we do not believe the Company has material market risk exposure.

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

Item 8.  Financial Statements and Supplementary Data.

Management’s Report on Internal Controls over Financial Reporting

The Board of Directors and Shareholders

MGC Diagnostics Corporation

St. Paul, Minnesota

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of October 31, 2012.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors

MGC Diagnostics Corporation and Subsidiary

St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of MGC Diagnostics Corporation and Subsidiary as of October 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGC Diagnostics Corporation and Subsidiary as of October 31, 2012 and 2011 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

January 29, 2013

MCG DIAGNOSTICS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

October 31, 2012 and October 31, 2011

(In thousands, except share and per share data)

	October 31, 2012	October 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$9,665	$8,461
Short-term investments	—	723
Accounts receivable, net of allowance for doubtful accounts of $98 and $96, respectively	5,860	5,958
Inventories, net of obsolescence reserve of $373 and $431, respectively	3,850	3,688
Prepaid expenses and other current assets	418	235
Current assets of discontinued operations	—	62
Total current assets	19,793	19,127
Property and equipment, net of accumulated depreciation of $3,876 and $3,709, respectively	578	440
Intangible assets, net	1,492	1,174
Other non-current assets	85	—
Non-current assets of discontinued operations	—	31
Total Assets	$21,948	$20,772
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$2,094	$2,022
Employee compensation	1,749	1,481
Deferred income	1,927	1,771
Warranty reserve	91	141
Other current liabilities and accrued expenses	442	221
Total current liabilities	6,303	5,636
Long-term liabilities:
Long-term deferred income and other	895	817
Total Liabilities	7,198	6,453
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 3,986,350 and 3,905,648 shares issued and 3,885,279 and 3,778,796 shares outstanding in 2012 and 2011, respectively	388	378
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	21,046	20,622
Accumulated deficit	(6,684)	(6,683)
Accumulated other comprehensive income	—	2
Total Shareholders’ Equity	14,750	14,319
Total Liabilities and Shareholders’ Equity	$21,948	$20,772

See accompanying notes to consolidated financial statements.

MCG DIAGNOSTICS CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

	Year Ended October 31,
	2012	2011
Revenues
Equipment, supplies and accessories revenues	$22,839	$22,912
Service revenues	4,319	4,090
	27,158	27,002
Cost of revenues
Cost of equipment, supplies and accessories revenues	10,902	10,316
Cost of service revenues	1,445	1,391
	12,347	11,707
Gross margin	14,811	15,295
Operating expenses:
Selling and marketing	8,029	6,758
General and administrative	4,146	4,299
Research and development	3,246	3,239
Amortization of intangibles	437	420
	15,858	14,716
Operating (loss) income	(1,047)	579
Interest income	9	21
(Loss) income from continuing operations before taxes	(1,038)	600
Provision for taxes	25	40
(Loss) income from continuing operations	(1,063)	560
Discontinued operations
Income (loss) from operations of discontinued operations	246	(712)
Gain on sale of discontinued operations	816	—
Income (loss) from discontinued operations	1,062	(712)
Net loss	(1)	(152)
Other comprehensive loss; net of tax
Unrealized loss on securities	(2)	(5)
Comprehensive loss	$(3)	$(157)

(Loss) income per share
Basic
From continuing operations	$(0.28)	$0.15
From discontinued operations	$0.28	$(0.19)
Total	$—	$(0.04)
Diluted
From continuing operations	$(0.28)	$0.15
From discontinued operations	$0.28	$(0.19)
Total	$—	$(0.04)
Weighted average common shares outstanding
Basic	3,828	3,767
Diluted	3,828	3,842

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended October 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1)	$(152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	234	265
Amortization	437	420
Stock-based compensation	411	346
Increase (decrease) in allowance for doubtful accounts	2	(4)
Decrease in inventory obsolescence reserve	(58)	(168)
Loss on disposal of equipment	3	76
Gain on sale of discontinued operations	(816)	—
Changes in operating assets and liabilities:
Accounts receivable	96	(733)
Inventories	(94)	115
Prepaid expenses and other current assets	(33)	35
Accounts payable	72	71
Employee compensation	268	(634)
Deferred income	222	165
Warranty reserve	(50)	(34)
Other current liabilities and accrued expenses	221	(187)
Net cash provided by (used in) operating activities	914	(419)

Cash flows from investing activities:
Sales of investments	721	2,715
Net proceeds from sale of discontinued operations	665	—
Purchases of property and equipment and intangible assets	(1,131)	(599)
Net cash provided by investing activities	255	2,116

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	50	20
Proceeds from the exercise of stock options	97	48
Repurchase of common stock	(66)	(198)
Repurchase of common stock upon vesting of restricted stock awards	(46)	(49)
Net cash provided by (used in) financing activities	35	(179)

Net increase in cash and cash equivalents	1,204	1,518
Cash and cash equivalents at beginning of year	8,461	6,943
Cash and cash equivalents at end of year	$9,665	$8,461

Cash paid for taxes	$21	$24
Supplemental non-cash items:
Share value received for stock option exercise	$—	$89
Share value issued for long-term liability	48	—
Other current and non-current assets from sale of discontinued operations	235	—

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

(In thousands)

					Accumulated
	Common Stock		Additional		Other
	Number	Par	Paid-in	Accumulated	Comprehensive
	of Shares	Value	Capital	Deficit	Income	Total

Balances as of October 31, 2010	3,748	$375	$20,486	$(6,531)	$7	$14,337

Employee stock purchase plan	5	—	20	—	—	20
Exercise of stock options	31	3	45	—	—	48
Vesting of restricted stock awards	52	5	(5)	—	—	—
Repurchase of common stock	(46)	(4)	(194)	—	—	(198)
Repurchase of common stock upon vesting of restricted common shares	(11)	(1)	(48)	—	—	(49)
Stock-based compensation	—	—	318	—	—	318
Net comprehensive loss	—	—	—	(152)	(5)	(157)

Balances as of October 31, 2011	3,779	378	20,622	(6,683)	2	14,319

Employee stock purchase plan	11	1	49	—	—	50
Exercise of stock options	28	3	94	—	—	97
Vesting of restricted stock awards	78	8	(8)	—	—	—
Common stock issued for long-term liability	9	1	47	—	—	48
Repurchase of common stock	(12)	(1)	(65)	—	—	(66)
Repurchase of common stock upon vesting of restricted common shares	(8)	(2)	(44)	—	—	(46)
Stock-based compensation	—	—	351	—	—	351
Net comprehensive loss	—	—	—	(1)	(2)	(3)

Balances as of October 31, 2012	3,885	$388	$21,046	$(6,684)	$—	$14,750

See accompanying notes to consolidated financial statements.

MGC Diagnostics Corporation and Subsidiary

Notes to Consolidated Financial Statements

(1)	Description of Business

The consolidated financial statements include the accounts of MGC Diagnostics Corporation and its wholly-owned subsidiary Medical Graphics Corporation. All inter-company transactions and balances have been eliminated in consolidation.

MGC Diagnostics Corporation (the “Company”) through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardiorespiratory diagnostic products that are sold under the MGC Diagnostics and MedGraphics brand and trade names. These cardiorespiratory diagnostic products have a wide range of applications within cardiorespiratory healthcare.

Revenues consist of equipment, supply and accessory sales and services revenues. Equipment, supply and accessory sales reflect sales of non-invasive cardiorespiratory diagnostic system equipment and software, and aftermarket sales of software, peripherals and supplies. Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements contained in this report reflect the accounting principles set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations. On June 17, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota. On October 24, 2002, the Court entered an order confirming the Joint Modified Plan of Reorganization dated September 4, 2002 (“Reorganization Plan”). The Reorganization Plan became effective on October 25, 2002. For accounting purposes, the Company adopted fresh-start reporting in accordance with FASB ASC 852 as of October 31, 2002. In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values. Goodwill and intangible assets recorded upon the Company’s emergence from bankruptcy have subsequently been reduced by the use of pre-emergence bankruptcy net operating loss carry forwards (“NOLs”). The Company sold its New Leaf business in August 2012. As such, the Company has reclassified the previously reported financial results of New Leaf as discontinued operations for all periods presented.

Cash and Cash Equivalents

Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase. As of October 31, 2012 and 2011, cash equivalents consisted of investments in money market funds. The Company has determined that the fair value of the money market funds fall within Level 1 in the fair value hierarchy. The Company deposits its cash in high credit quality institutions. The balance, at times, may exceed federally insured limits.

Marketable Securities

Marketable securities generally consist of U.S. treasury bills, corporate securities, bank certificates of deposit and U.S. government agency securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the accompanying consolidated balance sheets based on their effective maturity date. All marketable securities have original maturities ranging from three to 24 months. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. See Note 5 “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities. The Company held no investments as of October 31, 2012. The Company’s investment portfolio as of October 31, 2011 did not include any auction-rate securities, “high-yield” sub-prime backed paper or other affected securities that are subject to significant market value declines or liquidity issues.

Accounts Receivable

We carry unsecured accounts receivable at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts. Credit terms can vary between customers due to many factors, but are generally 30 to 60 days. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition, credit history and current economic conditions. We write off accounts receivable when we deem them uncollectible and record recoveries of accounts receivable previously written off when we receive them. When accounts receivable are considered past due, we do not charge interest on the balance. As of October 31, 2012 and 2011, the allowance for doubtful accounts was $98,000 and $96,000, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis. Management determines the obsolescence reserve by regularly evaluating individual inventory items, considering the age of the item, recent and expected usage and expected resale value in current and alternative markets, within current economic conditions. We provide reserves of obsolete inventory when we deem the value to be impaired. As of October 31, 2012 and 2011, the obsolescence reserve was $373,000 and $431,000, respectively.

Property and Equipment

Property and equipment acquired subsequent to October 31, 2002 are carried at cost. Upon the adoption of fresh-start accounting, the basis for property and equipment as of October 31, 2002 was adjusted to reflect fair values of the assets. Equipment, computers and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred.

Intangible Assets

Definite-lived intangible assets consist of developed technology (fully amortized currently), patent costs, which are amortized on a straight-line basis over five to ten years, and capitalized software, which has not yet been placed in service as of October 31, 2012 and is not yet being amortized.

Fair Value of Financial Instruments

The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The Company has no long-term debt.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects these temporary differences to be recovered or settled. See Note 13 to the consolidated financial statements, “Income Taxes,” for discussion of the Company’s valuation allowance.

In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. For additional information, see Note 13 to the consolidated financial statements, “Income Taxes.”

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts was $2,615,000 and $2,368,000 as of October 31, 2012 and 2011, respectively.

Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $146,000 and $152,000 as of October 31, 2012 and 2011, respectively.

When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the sale consideration is allocated to each respective element based on the relative selling price and revenue is recognized when revenue recognition criteria for each element is met. Consideration allocated to delivered equipment is equal to the total arrangement consideration less the selling price of installation and training. The selling price of installation and training services is based on specific objective evidence, including third-party invoices.

No customer accounted for more than 10% of revenue in the years ended October 31, 2012 and 2011.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $23,000 and $31,000 as of October 31, 2012 and 2011. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

Research and Development Costs

All research and development costs are charged to operations as incurred.

Internal Software Development Costs

Internal software development costs consist primarily of internal salaries and consulting fees for developing software platforms for sale to or use by customers within equipment purchased from the Company. We capitalize costs related to the development of our software products, as all of these products will be used as an integral part of a product or process to be sold or leased. This software is primarily related to our BreezeSuite platform, including underlying support products.

We capitalize costs related to software developed for new products and significant enhancements of existing products once technological feasibility has been reached and all research and development for the components of the product have been completed. These costs are amortized on a straight-line basis over the estimated useful life of the related product, not to exceed seven years, commencing with the date the product becomes available for general release to our customers. At each of October 31, 2012 and 2011, we have not yet amortized any capitalized software costs because the software has not been released for use. The achievement of technological feasibility and the estimate of a product’s economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

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

Due to the loss from continuing operations for the year ended October 31, 2012, stock options and unvested restricted shares were not dilutive. As of October 31, 2012, 387,000 restricted stock awards and stock options were not included as their effect is antidilutive.

Shares used in the loss per share computations for the years ended October 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Weighted average common shares outstanding - basic	3,828	3,767
Dilutive effect of stock options and unvested restricted shares	—	75
Weighted average common shares outstanding - diluted	3,828	3,842

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist principally of cash investments, short-term and noncurrent investments and accounts receivable. The Company invests cash in excess of current operating needs in accordance with its investment policy, which emphasizes principal preservation.

Stock-Based Compensation

The Company recognizes stock-based compensation cost related to employees and directors at the grant date based on the fair value of the award using the Black-Scholes method and recognizes the compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. Performance shares granted to consultants are accounted for under the liability method, which recognizes the compensation expense of the expected shares to be issued over the service period as a liability with an adjustment to fair value at period ends, until performance criteria are met, at which time the expensed amounts are adjusted to the final fair value. Total stock-based compensation expense included in the Company’s statements of comprehensive loss for the years ended October 31, 2012 and 2011 was $411,000 and $346,000, respectively, of which $60,000 and $28,000 related to expense accounted for under the liability method for the years ended October 31, 2012 and 2011, respectively. For additional information, see Note 10 to the consolidated financial statements, “Shareholders’ Equity.”

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset. The Company measures the recoverability of assets to be held and used by comparing the carrying value of an asset to future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the Company recognizes the impairment as the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has determined that no impairment of long-lived assets existed as of October 31, 2012 or 2011.

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

Reclassification

See discussion of reclassification of discontinued operations in Note 3 “Sale of Discontinued Operations.”

New Accounting Pronouncements

Fair Value Measurement - During May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 changes certain fair value measurement principles and enhances certain fair value disclosure requirements, particularly for Level 3 measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is required to be applied prospectively. The Company adopted ASU No. 2011-04 in the year ended October 31, 2012 and the adoption did not have a material effect on its results of operations, financial position or cash flows.

Presentation of Comprehensive Income - During June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires the presentation of comprehensive income in either a single continuous financial statement or two separate, but consecutive financial statements. ASU No. 2011-05 also includes a provision requiring the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. During December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which deferred this requirement in order to allow the FASB more time to determine whether reclassification adjustments should be required to be presented on the face of the financial statements. ASUs No. 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are required to be applied retrospectively. The Company adopted ASUs No. 2011-05 and 2011-12 for its year ended October 31, 2012 and the adoption did not have a material effect on its results of operations, financial position or cash flows.

Subsequent Events

In preparing the accompanying consolidated financial statements, the Company evaluated material subsequent events requiring recognition or disclosures and has appropriately included the effect of such events in the Notes to Consolidated Financial Statements.

(3)	Sale of Discontinued Operations

On August 28, 2012, the Company entered into several agreements with Life Time Fitness, Inc. and affiliated companies (“Life Time Fitness”) under which the Company sold and licensed to Life Time Fitness, the assets of the Company’s New Leaf business, excluding contracts and other assets related to the Company’s non-Life Time customers as part of the Company’s renewed focus on its core business and its strategy of bringing innovative cardiorespiratory technology solutions to the market and continuing its best-in-class customer support and service.

Specifically, the Company sold to Life Time Fitness New Leaf-related software and support materials, New Leaf product inventory, and New Leaf trademarks, service marks, and websites. The Company also licensed to Life Time Fitness patents and other intellectual property for use in the general wellness and health and fitness field. The Company retained all rights to this intellectual property in the medical field. Finally, the Company and Life Time Fitness entered into a Transition Services and Supply Agreement that runs through June 30, 2014 under which the parties will provide services to transition the New Leaf business to Life Time Fitness.

Under the transaction, Life Time Fitness paid the Company $1.0 million at closing, and agreed to pay the Company an additional $235,000 over the next 18 months. In connection with its sale of the New Leaf business, the Company recognized a gain of $816,000, net of transaction costs, in the year ended October 31, 2012, calculated as follows:

(In thousands)	Amount
Sale proceeds	$1,235
Less:
Inventories	52
Other non-current assets	32
Transaction costs	335
419
Gain on sale	$816

Life Time Fitness has been the largest New Leaf customer over the past five years, but total Company sales to Life Time Fitness never exceeded five percent of total Company revenues in any fiscal year. The Company continues to provide its existing New Leaf customers other than Life Time Fitness with products and services under ongoing contractual obligations through June 30, 2014.

The Company expects to recognize revenue and expense associated with its on-going obligations to Life Time Fitness under the Transition Services and Supply Agreement, and expects to incur revenue and expenses from the products and services sold to non-Life Time Fitness customers through June 30, 2014. The Company believes the expected cash flows from these activities are not sufficient to preclude the Company from using discontinued operations treatment for the event.

As a result of its August 28, 2012 sale of the New Leaf assets, the Company has reclassified its New Leaf assets as “assets of discontinued operations” as of October 31, 2011, has eliminated all revenues and expenses associated with its New Leaf business from its statements of comprehensive loss, and has reported the net income (loss) from its New Leaf activities as “discontinued operations.” Revenues included in discontinued operations totaled $1,771,000 and $2,065,000 for the years ended October 31, 2012 and 2011, respectively.

(4)	Short-term and Noncurrent Investments

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale marketable securities by major security type and class of security as of October 31, 2011 is reflected in the following table. Unrealized holding gains are included in accumulated other comprehensive income until realized. All short-term investments were sold during the year ended October 31, 2012.

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Fair Value
At October 31, 2011:
Short term:
Bank certificates of deposit	$721	$2	$723
Total Short term	$721	$2	$723

(5)	Fair Value Measurements

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy used to determine these fair values is as follows as of October 31, 2012 and 2011:

		Fair Value Measurements Using
(In thousands)	Total Carrying Value at October 31	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of October 31, 2012:
Money market funds (included in cash and cash equivalents)	$7,353	$7,353	$—	$—
Available-for-sale securities	—	—	—	—
Assets as of October 31, 2011:
Money market funds (included in cash and cash equivalents)	$7,440	$7,440	$—	$—
Available-for-sale securities	723	—	723	—

Available-for-sale securities in the preceding table were classified as short-term in the accompanying consolidated balance sheets. Available-for-sale securities were carried at fair value based on significant observable inputs other than quoted market prices. These inputs may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data. There are no unrealized losses for short-term investments as of October 31, 2012 and 2011.

(6)	Inventories

Inventories consisted of the following as of October 31, 2012 and 2011:

(In thousands)	2012	2011
Raw materials	$1,762	$1,646
Work-in-Process	220	170
Finished goods	1,868	1,872
	$3,850	$3,688

(7)	Property and Equipment

Property and equipment consisted of the following as of October 31, 2012 and 2011:

(In thousands)	2012	2011
Furniture and fixtures	$2,472	$2,426
Equipment	1,131	1,001
Leasehold improvements	851	722
	4,454	4,149
Less: accumulated depreciation	(3,876)	(3,709)
	$578	$440

Depreciation expense for the years ended October 31, 2012 and 2011 was $234,000 and $265,000, respectively.

(8)	Intangible Assets

Intangible assets consisted of the following as of October 31, 2012 and 2011:

(In thousands)	2012	2011
Intangible assets:
Developed technology	$6,806	$6,788
Trademarks	61	62
Capitalized software in progress	1,305	567
	8,172	7,417
Less: accumulated amortization	(6,680)	(6,243)
	$1,492	$1,174

Gross intangible assets increased over the prior year end values by $755,000 and $343,000 for the years ended October 31, 2012 and 2011, respectively. These increases consisted of $(1,000) and $5,000 classified as trademarks, $18,000 and $17,000 related to patents, and $738,000 and $370,000 of capitalized software in progress, respectively.

The intangible assets related to developed technology are being amortized using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Amortization expense was $437,000 and $420,000 for the years ended October 31, 2012 and 2011, respectively.

Certain internal and external costs related to the acquisition and development within our software development initiative producing software for sale are capitalized within intangible assets during the application development stages of the project as capitalized software in progress.

Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of October 31, 2012, including certain capitalized software costs in progress expected to be placed into service in fiscal 2013, is as follows:

(In thousands)	Amortization
2013	$120
2014	133
2015	133
2016	133
2017	117
$636

The above table does not include estimated amortization expense for patents not yet placed into service totaling $97,000, included in developed technology, or for capitalized software costs of $745,000 as of October 31, 2012, which are not yet expected to be placed in service in fiscal 2013.

(9)	Warranty Reserve

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

Warranty provisions and claims for the years ended October 31, 2012 and 2011 were as follows:

(In thousands)	2012	2011
Balance, beginning of year	$141	$175
Warranty provision based on units sold	187	235
Periodic reserve adjustments	(17)	8
Warranty claims	(220)	(277)
Balance, end of year	$91	$141

(10)	Shareholders’ Equity

Stock Options and Restricted Stock Awards

Under the MGC Diagnostics Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of October 31, 2012, options for 800,000 shares had been granted, 531,850 shares had been issued upon exercise of options, 142,303 were forfeited and options to purchase 125,847 shares remained outstanding. In connection with the adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the MGC Diagnostics Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance under the 2007 Plan. The 2007 Plan has been amended several times and currently authorizes the issuance of up to 750,000 shares under various incentive forms. As of October 31, 2012, stock options for 160,225 shares were outstanding, 10,000 shares had been issued upon exercise of stock options, 229,371 shares had been issued pursuant to fully vested restricted stock awards, 101,071 shares were subject to unvested restricted stock awards and 249,333 shares were available for future grant in some form. Under the terms of the 2007 Plan, as amended, up to 750,000 shares may be issued pursuant to incentive stock awards, up to 450,000 may be issued as incentives for non-employee directors and up to 400,000 may be issued pursuant to restricted stock grants. As of October 31, 2012, these sub limits permit a maximum of 69,558 additional restricted stock awards to be issued.

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

In connection with the engagement of an investor relations consultant, the Company is obligated to issue up to 19,064 shares of common stock on August 1, 2013 based upon the achievement of individual performance criteria contained in the agreement.

Stock Options

A summary of the Company’s stock option activity for the years ended October 31, 2012 and 2011 is presented in the following table:

	For the year ended
	October 31, 2012		October 31, 2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	346,572	$6.31	600,573	$6.12
Exercised	(27,500)	3.52	(49,500)	2.76
Expired or cancelled	(33,000)	6.41	(204,501)	6.61
Outstanding at end of period	286,072	$6.57	346,572	$6.31

The following table summarizes information concerning stock options outstanding as of October 31, 2012:

Exercise Prices	Number Outstanding and Subject to Exercise	Weighted Average Remaining Contractual Life
$2.00	1,150	0.93
2.53	4,000	0.83
5.08	48,000	1.48
5.16	35,584	2.80
5.66	10,000	2.55
6.23	24,500	1.54
6.60	36,697	1.71
7.79	41,500	0.93
7.86	84,641	1.83
Total	286,072	1.73

The total intrinsic value of options exercised during the years ended October 31, 2012 and 2011 was $54,000 and $105,000, respectively. The total intrinsic value of options outstanding and exercisable as of October 31, 2012 was $146,000, which was calculated using the closing stock price at the end of the fiscal year less the option price of in-the-money options. The Company issues new shares when stock options are exercised. The Company received $97,000 and $48,000 of cash and $0 and $89,000 of value in mature shares from the exercise of stock options for the years ended October 31, 2012 and 2011, respectively. Unrecognized compensation expense related to outstanding stock options as of October 31, 2012 was $0.

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

The expense recognized for options granted under the 2002 Plan and 2007 Plan is equal to the fair value of stock options as of the grant date. No options were granted from these plans during the years ended October 31, 2012 and October 31, 2011.

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

A summary of the Company’s restricted stock activity for the years ended October 31, 2012 and 2011 is presented in the following table:

	For the year ended
	October 31, 2012		October 31, 2011
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of year	126,852	$4.12	101,327	$3.11
Granted	69,114	5.51	148,545	4.51
Vested	(78,229)	3.98	(52,465)	3.70
Forfeited	(16,666)	3.85	(70,555)	3.79
Unvested at end of year	101,071	$5.23	126,852	$4.12

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of October 31, 2012 was $380,000 and is expected to be recognized over a weighted average period of 1.69 years.

Performance Share Awards

Within his employment offer, the Company’s Chief Executive Officer has the ability to earn share awards subject to agreed operating performance criteria equal to one-third of his base compensation. Available shares totaling 25,090 for fiscal 2012 were not awarded since the performance criteria were not achieved.

Performance share awards to non-employee consultants are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The value of stock awards to non-employees remains variable until performance criteria have been achieved, when individual share groups to be granted vest, establishing the value of each group over the dates that its related performance criteria was completed. Under variable accounting, amounts are expensed in relation to the shares expected to be granted over the performance period, with value of those whose performance criteria has been met at the market value on the date earned and value of all others marked to market as of the reporting date. At the conclusion of the initial contract period, 9,500 shares were awarded with charges of $20,000 and $28,000 included in expense for years ended October 31, 2012 and 2011, respectively. A total of 1,390 shares, with an aggregate market value fixed at $9,000, of the 19,064 shares available to be granted in the current year agreement, have vested. The remaining 17,674 shares expected to be earned have $114,000 in value as of October 31, 2012, such that resulting expense under this agreement for the year ended October 31, 2012 was $40,000.

Employee Stock Purchase Plan

The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended July 1, 2012 to increase shares available for sale by 100,000 shares, (“Stock Plan”) allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Stock Plan is available to all employees subject to certain eligibility requirements. Terms of the Stock Plan provide that participating employees may purchase the Company’s common stock on a voluntary after tax basis. Prior to January 1, 2012 employees could purchase the Company’s common stock at a price that is no less than the lower of 95% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. Effective January 1, 2012, the pricing-formula rate for plan purchases was set at 85%. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2011 and June 30, 2012, employees purchased 2,504 and 8,747 shares, respectively at a price of $4.47 and $4.44 per share, respectively. For the phases that ended on December 31, 2010 and June 30, 2011, employees purchased 2,972 and 2,065 shares, respectively at a price of $3.78 and $4.41 per share, respectively. As of October 31, 2012, the Company has withheld approximately $45,000 from employees participating in the phase that began on July 1, 2012. As of October 31, 2012, approximately 138,389 shares of common stock were available for future purchase under the Stock Plan.

The following table presents the statements of comprehensive loss classification of pre-tax stock-based compensation expense recognized for the years ended October 31, 2012 and 2011:

(In thousands)	2012	2011
Cost of revenues	$16	$6
Selling and marketing	43	102
General and administrative	322	205
Research and development	30	33
Stock-based compensation expense	$411	$346

The table above includes amounts reclassified to discontinued operations from selling and marketing totaling $(5,000) and $31,000 for fiscal 2012 and 2011, respectively.

Tax Impact of Stock-Based Compensation

The Company reports the benefits of tax deductions in excess of recognized share-based compensation expense on the consolidated statement of cash flows as financing cash flows. For the years ended October 31, 2012 and 2011, there were no excess tax benefits.

(11)	Stock Repurchase Program

On April 15, 2011, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of its outstanding shares of common stock in the open market or privately negotiated transactions in the period until July 31, 2012. On May 26, 2011, the Board increased this authorization to $3.0 million for the same period and on March 8, 2012 extended the repurchase period to July 31, 2013. The Company repurchased 46,166 shares at an average price of $4.24 through October 31, 2011 and 58,166 shares at an average price of $5.45 through October 31, 2012. The remaining approved authorization is approximately $2,735,000 as of October 31, 2012.

(12)	Leases

The Company leases office and manufacturing space, and various office accessories. The building lease for the Company’s present office and manufacturing space expires on December 31, 2017. The Company also leased office space in Milan, Italy under a lease that expired in December 2012. Total lease expenses, including office and manufacturing space and office accessories, were $430,000 and $431,000 for the years ended October 31, 2012 and 2011, respectively. Future minimum lease payments under operating leases in effect as of October 31, 2012 are as follows:

(In thousands)	Amount
Year Ended October 31,
2013	$407
2014	334
2015	317
2016	324
2017	330
Thereafter	55
$1,767

(13)	Income Taxes

The total provision for income taxes relates to current tax expense and was $25,000 and $40,000 for the years ended October 31, 2012 and 2011, respectively.

The Company has federal net operating loss (“NOL”) and general business tax credit carry forwards; however, the utilization of these tax loss and tax credit carry forwards is limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of a IRS-deemed change in ownership that occurred in the fourth quarter of fiscal 2006. The Company estimates that the amount of federal NOL carry forward that is not limited is approximately $14.5 million. These loss carry forwards will expire in years 2018 through 2032. Additionally, the Company has concluded that all general business credit carry forwards are limited and not available for use in future years. The Company also has $109,000 of alternative minimum tax credit carry forwards that do not have expiration dates. The alternative minimum tax credit carry forwards are limited by IRC §383 but their ultimate use is not affected since these do not expire. Due to the extension from 15 to 20 years for the carry forward of these NOLs none of the current loss carry forward benefits expire over the next five years, after considering the statutory limitations described above.

The actual tax expense attributable to loss from continuing operations differs from the expected tax benefit computed by applying the U.S. federal corporate income tax rate of 34% to the loss from continuing operations as follows:

	2012	2011
Federal statutory rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(108.3)	33.0
Change in federal valuation allowance	2,319.9	(1,055.0)
Impact of expiration of net operating losses	(2,135.9)	1,052.6
Non-deductible meals and entertainment	(105.2)	27.9
Stock-based compensation	(41.8)	10.9
Other	—	0.3
Effective income tax rate	(105.3)%	35.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

(In thousands)	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$4,221	$4,762
Tax credit carry forwards	109	109
Deferred revenue	312	286
Inventory reserve	210	228
Stock-based compensation	245	208
Other	331	263
Valuation allowance	(5,062)	(5,609)
Total deferred tax assets	366	247
Deferred tax liabilities:
Intangible assets	(314)	(162)
Fixed assets	(52)	(85)
Total deferred tax liabilities	(366)	(247)
Net deferred income tax asset/(liability)	$—	$—

The valuation allowance for deferred tax assets as of October 31, 2012 and 2011 was $5,062,000 and $5,609,000, respectively. The total valuation allowance decreased by $547,000 for the year ended October 31, 2012 and decreased $1,219,000 for the year ended October 31, 2011. A significant portion of the current year decrease in valuation allowance is attributable to expiring NOL carry forward tax benefits. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the Company’s assessment of these factors, the net deferred tax assets as of October 31, 2012 and 2011 have been fully reduced by the valuation allowance.

Deferred tax assets relating to the tax benefits of employee stock option grants have been reduced to reflect exercises through the year ended October 31, 2012. Certain exercises resulted in tax deductions in excess of previously recorded tax benefits. The Company’s NOL carry forwards of $14.5 million referenced above as of October 31, 2012 include $2.7 million of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit of $975,000 will not be recognized until the deductions reduce taxes payable. Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2012, these tax benefits are not reflected in the Company’s deferred tax assets presented above. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when and if recognized.

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

In accounting for uncertainty in income taxes we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. For the years ended October 31, 2012 and 2011, the liability for uncertainties in income taxes was increased by $1,500 and $2,000, respectively, for interest costs.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of October 31, 2012 follows:

(In thousands)	Amount
Balance as of November 1, 2010	$39
Additions during year ended October 31, 2011	2
Additions during year ended October 31, 2012	1
Balance as of October 31, 2012	$42

If recognized, these benefits would lower the effective tax rate. The increase in tax liabilities is due to the Company’s decision to not file income tax returns in certain states where income tax nexus may ultimately be asserted by the state. Included in the ending liability for unrecognized tax benefits is an estimate for interest and penalties totaling $17,000.

Our federal income tax returns are closed for all tax years up to and including the year ended October 31, 2008. The expiration of the statute of limitations related to the various state income tax returns that the Company file varies by state.

(14)	401(k) Savings Plan

Substantially all employees are eligible to participate in the 401(k) Savings Plan (“Savings Plan”). Employees may make pre-tax voluntary contributions to their individual accounts up to a maximum of 50% of their aggregate compensation, but not more than currently allowable Internal Revenue Service limitations. The Savings Plan permits matching and discretionary employer contributions. The Company matches 25% of the first 4% of an employee’s annual compensation. Company contributions to the Savings Plan were $75,000 and $72,000 for the years ended October 31, 2012 and 2011, respectively. On January 1, 2013, the Company increased the matching contribution to 50% of the first 6% of an employee’s annual compensation.

(15)	Segment Reporting

The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales from continuing operations by geographic area are shown in the following table.

	Year Ended October 31,
(In thousands)	2012	2011
Revenues from unaffiliated customers:
United States	$21,850	$21,138
Americas	2,069	1,913
Europe	1,904	2,405
Rest of World	1,335	1,546
	$27,158	$27,002

(16)	Severance

In November 2010, the Company and its Chief Executive Officer entered into a mutual separation and transition agreement under which the Chief Executive Officer stepped down as an employee effective December 31, 2010 and agreed to serve as a consultant to the Company for eighteen months. One of the Company’s non-employee directors became the new Chief Executive Officer on January 1, 2011. In connection with these arrangements, the Company incurred a charge of $418,000 included in general and administrative expenses, consisting of an accrual of separation payments for the former Chief Executive Officer of $451,000 reduced by the effect of forfeitures of previously expensed unvested option and restricted stock award costs.

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

During the quarter ended April 30, 2012, the Company incurred charges for separations in certain sales and marketing personnel in relation to executive leadership changes and cost saving force reductions of $216,000 (including $122,000 classified in discontinued operations). During the quarter ended July 31, 2012, the Company incurred charges for separations in certain additional sales and marketing personnel in cost savings force reductions of $173,000. During the quarter ended October 31, 2012, the Company incurred charges for separations in certain marketing and research and development personnel in cost saving force reductions of $356,000.

The following table reconciles activity for the years ended October 31, 2012 and 2011 for accrued cash severance expenses:

(In thousands)	2012	2011
Balance, beginning of year	$117	$—
Severance payments	(519)	(500)
Severance incurred during the year	745	617
Balance, end of year (included in employee compensation accrual)	$343	$117

(17)	Litigation

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

During fiscal 2011, the Company paid consulting fees and expenses to an organization affiliated with one of the Company’s independent directors, totaling $119,950 in relation to strategic advisory services related to the Company’s New Leaf products. These costs are included in the loss from discontinued operations for fiscal 2011.

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

In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer, Gregg O. Lehman, Ph.D., and Chief Financial Officer, Robert M. Wolf, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2012. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2012.

(b) Changes in Internal Controls.

There have been no changes in internal control over financial reporting that occurred during the fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s internal control report is included in this report in Item 8, under the heading “Management’s Report on Internal Controls over Financial Reporting.”

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information Incorporated by Reference

The information required by Item 401 of Regulation S-K will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its March 27, 2013 Annual Meeting of Shareholders (“2013 Proxy Materials”), which information is incorporated herein by reference.

The information with respect to the Company’s executive officers required by paragraph (9) of Item 401 of Regulation S-K is set forth under Item 1 of this Form 10-K under the caption “Executive Offices of the Registrant.”

The information called for by Item 405 under Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Company’s 2013 Proxy Materials, which information is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company.

Corporate Governance

The Information required pursuant to Item 407 of Regulation S-K will be set forth in the Company’s 2013 Proxy Materials.

Item 11. Executive Compensation

The information called for by Item 402 of Regulation S-K will be set forth under the caption “Executive Compensation” in the Company’s 2013 Proxy Materials, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s 2013 Proxy Materials, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, And Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be provided in the Company’s 2013 Proxy Materials, to the extent applicable, and such information, if any, is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information called for by Item 14 of Form 10K and 9(e) of Schedule 14A will be set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2013 Proxy Materials, which information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) 1.	Financial Statements of Registrant

The following consolidated financial statements of MGC Diagnostics Corporation and Subsidiary are set forth in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm, Baker Tilly Virchow Krause, LLP.

Consolidated Balance Sheets as of October 31, 2012 and 2011.

Consolidated Statements of Comprehensive Loss for the years ended October 31, 2012 and 2011.

Consolidated Statements of Cash Flows for the years ended October 31, 2012 and 2011.

Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2012 and 2011.

Notes to Consolidated Financial Statements.

(a) 2.	Financial Statement Schedules
None.

2.	Exhibits

3.1	MGC Diagnostics Corporation Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 contained in the Company’s Form 8-K as filed on August 21, 2012).

3.2	MGC Diagnostics Corporation Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 contained in the Company’s Form 10-Q for the quarter ended July 31, 2012).

10.1	* MGC Diagnostics Corporation 2002 Stock Option Plan, as amended through July 21, 2005 (incorporated by reference to Exhibit 10.1 contained in the Company’s 10-Q for the quarter ended July 31, 2012).

10.2	* MGC Diagnostics Corporation Restated 2003 Employee Stock Purchase Plan, as amended through May 30, 2012 (incorporated by reference to Appendix A to the definitive proxy statement dated April 11, 2012, and filed with the SEC on April 17, 2012 for the Annual Meeting of Shareholders held on May 30, 2012).

10.3	* MGC Diagnostics Corporation 2007 Stock Incentive Plan, incorporated by reference from Exhibit A to the definitive proxy statement dated April 13, 2010 for the annual meeting of shareholders held May 25, 2010.

10.4	* Change-in-Control Agreement between Angeion Corporation (currently MGC Diagnostics Corporation) and Gregg O. Lehman, Ph.D. dated as of January 23, 2012 (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended October 31, 2011).

10.5	* Angeion Corporation (currently MGC Diagnostics Corporation) Form of Change-in-Control Agreement for employees other than Dr. Lehman (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended October 31, 2011).

10.6	Lease dated December 31, 2003 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation (currently MGC Diagnostics Corporation) and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10.6 contained in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2004).

10.6.1	Lease amendment dated December 21, 2008 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation (currently MGC Diagnostics Corporation) and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10.5.1 to Form 10-K for the year ended October 31, 2008).

10.6.2	Lease amendment dated January 15, 2009 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation (currently MGC Diagnostics Corporation) and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota. (incorporated by reference to Exhibit 10.5.1 to Form 10-K for the year ended October 31, 2008).

10.6.3	Lease amendment dated August 16, 2011 between VRT Properties, LLC, successor to Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation (currently MGC Diagnostics Corporation) and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 99.1 to Form 10-Q for the quarter ended July 31, 2011).

10.6.4	Lease amendment dated June 25, 2012 between VRT Properties, LLC, successor to Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation (currently MGC Diagnostics Corporation) and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 31, 2012).

10.7	* Letter agreement dated May 26, 2011 between Angeion Corporation (currently MGC Diagnostics Corporation) and Gregg O. Lehman, Ph.D. (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed on June 2, 2011).

10.7.1	*Letter agreement dated as of August 4, 2011 between Angeion Corporation (currently MGC Diagnostics Corporation) and Gregg O. Lehman, Ph.D., (incorporated by reference to Exhibit 99.1 contained in the Company’s Current Report on Form 8-K as filed on August 8, 2011).

10.8	* Letter agreement dated as of May 4, 2011 between Angeion Corporation (currently MGC Diagnostics Corporation) and Robert M. Wolf, (incorporated by reference to Exhibit 99.1 contained in the Company’s Current Report on Form 8-K as filed on May 16, 2011).

22.1	The Company has one significant subsidiary, Medical Graphics Corporation, a Minnesota corporation.

23.1	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

101**	The following materials from our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, (v) Notes to Consolidated Financial Statements and (vi) document and entity information.
___________________________________
*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGC DIAGNOSTICS CORPORATION
(Registrant)

January 29, 2013	By	/s/ Gregg O. Lehman
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

Name	Title	Date

/s/ Gregg O. Lehman	Director, Pres. & Chief Executive Officer	January 29, 2013
Gregg O. Lehman, Ph.D.	(Principal Executive Officer)

/s/ Robert M. Wolf	SVP & Chief Financial Officer	January 29, 2013
Robert M. Wolf	(Principal Financial Officer)

/s/ Mark W. Sheffert	Chairman of the Board of Directors and	January 29, 2013
Mark W. Sheffert	Director

/s/ John R. Baudhuin	Director	January 29, 2013
John R. Baudhuin

/s/ Wendy D. Lynch	Director	January 29, 2013
Wendy D. Lynch, Ph.D.

/s/ Robert E. Munzenrider	Director	January 29, 2013
Robert E. Munzenrider

/s/ Hendrik Struik	Director	January 29, 2013
Hendrik Struik

