Form 10-Q
period 2013-01-31
MGC DIAGNOSTICS Corp
filed 2013-03-13
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended January 31, 2013.

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
Yes ☐ No ☒

As of March 1, 2013, the Company had outstanding 3,901,607 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
January 31, 2013 and October 31, 2012
(In thousands, except share and per share data)

	January 31, 2013	October 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$8,922	$9,665
Accounts receivable, net of allowance for doubtful accounts of $105 and $98, respectively	6,029	5,860
Inventories, net of obsolescence reserve of $394 and $373, respectively	4,036	3,850
Prepaid expenses and other current assets	298	418
Total current assets	19,285	19,793
Property and equipment, net of accumulated depreciation of $3,925 and $3,876, respectively	753	578
Intangible assets, net	1,771	1,492
Other non-current assets	85	85
Total Assets	$21,894	$21,948
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$2,006	$2,094
Employee compensation	1,493	1,749
Deferred income	1,994	1,927
Warranty reserve	84	91
Other current liabilities and accrued expenses	509	442
Total current liabilities	6,086	6,303
Long-term liabilities:
Long-term deferred income and other	1,300	895
Total Liabilities	7,386	7,198
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,000,678 and 3,986,350 shares issued and 3,901,607 and 3,885,279 shares outstanding in 2013 and 2012, respectively	390	388
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	21,185	21,046
Accumulated deficit	(7,067)	(6,684)
Total Shareholders’ Equity	14,508	14,750
Total Liabilities and Shareholders’ Equity	$21,894	$21,948

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Loss
(Unaudited in thousands, except per share data)

	Three Months ended January 31,
	2013	2012
Revenues
Equipment, supplies and accessories revenues	$5,806	$5,372
Service revenues	1,202	1,056
	7,008	6,428
Cost of revenues
Cost of equipment, supplies and accessories revenues	2,835	2,525
Cost of service revenues	351	334
	3,186	2,859
Gross margin	3,822	3,569
Operating expenses:
Selling and marketing	2,126	1,775
General and administrative	1,418	1,145
Research and development	647	810
Amortization of intangibles	7	108
	4,198	3,838
Operating loss	(376)	(269)
Interest income	—	4
Loss from continuing operations before taxes	(376)	(265)
Provision for taxes	7	7
Loss from continuing operations	(383)	(272)
Discontinued operations
Income from operations of discontinued operations	—	23
Net loss	(383)	(249)
Other comprehensive loss; net of tax
Unrealized loss on securities	—	(1)
Comprehensive loss	$(383)	$(250)

Loss per share:
Basic
From continuing operations	$(0.10)	$(0.07)
From discontinued operations	0.00	0.00
Total	$(0.10)	$(0.07)
Diluted
From continuing operations	$(0.10)	$(0.07)
From discontinued operations	0.00	0.00
Total	$(0.10)	$(0.07)
Weighted average common shares outstanding:
Basic	3,891	3,780
Diluted	3,891	3,780

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Three Months Ended January 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(383)	$(249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	55	64
Amortization	21	108
Stock-based compensation	101	137
Increase (decrease) in allowance for doubtful accounts	7	(3)
Decrease in inventory obsolescence reserve	21	47
Gain on disposal of equipment	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	(176)	1,063
Inventories	(207)	(419)
Prepaid expenses and other current assets	120	37
Accounts payable	(88)	(189)
Employee compensation	(256)	(202)
Deferred income	314	(218)
Warranty reserve	(7)	(19)
Other current liabilities and accrued expenses	(3)	9
Net cash (used in) provided by operating activities	(484)	166

Cash flows from investing activities:
Sales of investments	—	241
Purchases of property and equipment and intangible assets	(317)	(240)
Net cash (used in) provided by investing activities	(317)	1

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	68	11
Proceeds from the exercise of stock options	—	40
Repurchase of common stock	—	(5)
Repurchase of common stock upon vesting of restricted stock awards	(10)	—
Net cash provided by financing activities	58	46

Net increase in cash and cash equivalents	(743)	213
Cash and cash equivalents at beginning of year	9,665	8,461
Cash and cash equivalents at end of year	$8,922	$8,674

Cash paid for taxes	$16	$2
Supplemental non-cash items:
Current and non-current liabilities issued for leasehold improvements	210	—

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation and Description of Business

          MGC Diagnostics Corporation (the “Company”), through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MGC Diagnostics and MedGraphics brand and trade names. These cardiorespiratory diagnostic systems have a wide range of applications within cardiorespiratory healthcare.

          The consolidated balance sheet as of January 31, 2013, the consolidated statements of comprehensive loss for the three months ended January 31, 2013 and 2012, and the consolidated statements of cash flows for the three months ended January 31, 2013 and 2012, and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2012 was derived from the audited consolidated financial statements as of that date. Operating results for the three months ended January 31, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended October 31, 2012.

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

          The Company determined there were no events subsequent to January 31, 2013, that required recognition or disclosure in these consolidated financial statements.

(2)	Summary of Significant Accounting Policies

          Revenue Recognition

          The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company’s products are sold for cash or on unsecured credit terms requiring payment based on the shipment date. Credit terms can vary between customers due to many factors, but are generally, on average, 30 to 60 days. Revenue, net of discounts, is generally recognized upon shipment or delivery to customers in accordance with written sales terms. Standard sales terms do not include customer acceptance conditions, future credits, rebates, price protection or general rights of return. The terms of sales to both domestic customers and international distributors are identical, although adherence to these terms is more pervasive with domestic customers than with international customers. In instances when a customer order specifies final acceptance of the system, revenue recognition is deferred until all customer acceptance criteria have been met. Estimated warranty obligations are recorded upon shipment. Sales and use taxes are reported on a net basis, excluding them from revenues and cost of revenues.

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to four years. Deferred income associated with service contracts was $2,919,000 and $2,615,000 as of January 31, 2013 and October 31, 2012, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $171,000 and $146,000 as of January 31, 2013 and October 31, 2012, respectively.

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

          No customer accounted for more than 10% of revenue in the three months ended January 31, 2013 and 2012.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $6,000 and $23,000 as of January 31, 2013 and October 31, 2012, respectively. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

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

          We capitalize costs related to software developed for new products and significant enhancements of existing products once technological feasibility has been reached and all research and development for the components of the product have been completed. These costs are amortized on a straight-line basis over the estimated useful life of the related product, not to exceed seven years, commencing with the date the product becomes available for general release to our customers. At October 31, 2012, we had not yet amortized any capitalized software costs because the software had not been released for use. During the quarter ended January 31, 2013, the Company introduced Breeze WebReview software and began amortizing the related capitalized software costs using a five-year life. The achievement of technological feasibility and the estimate of a product’s economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

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

          As a result of its August 28, 2012 sale of the New Leaf assets, the Company has eliminated all fiscal 2012 revenues and expenses associated with its New Leaf business from its statements of comprehensive loss and has reported the net income (loss) from its New Leaf activities as “discontinued operations.” Revenues included in discontinued operations totaled $631,000 for the quarter ended January 31, 2012. Current assets and other non-current assets include $150,000 and 85,000, respectively, as of both January 31, 2013 and October 31, 2012 for the deferred purchase price.

(3)	Stock-Based Compensation and Stock Options

          The MGC Diagnostics Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and the MGC Diagnostics Corporation 2002 Stock Option Plan (the “2002 Plan”) both provide that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than the fair market value of the stock at date of grant. Under the 2007 Plan, options generally expire no later than seven years from the grant date while under the 2002 Plan all options expire no later than ten years from the grant date. Options under both plans are subject to various vesting schedules. In addition, the 2007 Plan allows the granting of restricted stock awards, stock appreciation rights and performance stock.

          Total stock-based compensation expense included in the Company’s statements of comprehensive loss for the three months ended January 31, 2013 and 2012 was $101,000 and $137,000, respectively.

          Stock Options

          A summary of the Company’s stock option activity for the three-month periods ended January 31, 2013 and 2012 is presented in the following table:

	For the three months ended
	January 31, 2013		January 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	286,072	$6.57	346,572	$6.31
Granted	5,900	6.76	—	—
Exercised	—	—	(17,500)	2.30
Expired or cancelled	(13,502)	6.81	—	—
Outstanding at end of period	278,470	$6.56	329,072	$6.53

          The following table summarizes information concerning stock options outstanding as of January 31, 2013:

Exercise Prices	Number Outstanding and Subject to Exercise	Weighted Average Remaining Contractual Life
$2.00	1,150	0.68
2.53	4,000	0.58
5.08	43,500	1.35
5.16	35,250	2.57
5.66	10,000	2.30
6.23	24,500	1.29
6.60	36,120	1.49
6.76	5,900	9.79
7.79	41,500	0.68
7.86	76,550	1.75
Total	278,470	1.72

          The total intrinsic value of options exercised during the three-month periods ended January 31, 2013 and 2012 was $0 and $53,000, respectively. The total intrinsic value of options outstanding and exercisable as of January 31, 2013 was $90,000, which was calculated using the closing stock price at the end of the first quarter less the option price of in-the-money options. The Company issues new shares when stock options are exercised. The Company received $40,000 of cash from the exercise of stock options for the three-month period ended January 31, 2012. Unrecognized compensation expense related to outstanding stock options as of January 31, 2013 was $29,000 and is expected to be recognized over a weighted average period of 2.78 years.

          Valuation Assumptions

          The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The expense recognized for options granted under the 2002 Plan and 2007 Plan is equal to the fair value of stock options as of the grant date. The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model for stock option grants made during the quarter ended January 31, 2013:

Options Granted November 12, 2012
Weighted average fair value of options granted	$5.33
Assumptions used:
Expected life (years)	8.30
Risk-free interest rate	0.71%
Volatility	77.72%
Dividend Yield	0.00%

a)	Expected life: For employee grants, the expected term of options granted is determined using historical data, the contractual terms of the options granted and other factors.

b)	Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

c)

Volatility: The expected volatility of the Company’s common stock is calculated by using the historical daily volatility of the Company’s stock price calculated over a period of time representative of the expected life of the options.

d)	Dividend yield: The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock.

          Restricted Stock Awards

          Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three-month periods ended January 31, 2013 and 2012 is presented in the following table:

	For the three months ended
	January 31, 2013		January 31, 2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	101,071	$5.23	126,852	$4.12
Granted	2,000	5.80	12,000	5.10
Vested	(4,000)	5.10	—	—
Unvested at end of period	99,071	$5.24	138,852	$4.21

          Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of January 31, 2013 was $300,000 and is expected to be recognized over a weighted average period of 2.02 years.

          Performance Share Awards

          Within his employment offer, the Company’s Chief Executive Officer has the ability to earn share awards equal to one-third of his base compensation subject to agreed operating performance criteria. On December 18, 2012, the Company’s chief executive officer was awarded 20,833 shares of Company common shares to be delivered if the Company meets specific fiscal 2013 financial targets and the officer meets certain performance objectives. The officer is not entitled to rights of ownership and shares are not regarded as outstanding until delivered. These shares are valued at $117,000, with $16,000 recognized as expense in the quarter ended January 31, 2013 leaving up to $101,000 that may be amortized in the remaining three quarters of fiscal 2013.

          The Company has also issued performance share awards to non-employee consultants. These awards are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The value of stock awards to non-employees remains variable until performance criteria have been achieved, when individual share groups to be granted vest, establishing the value of each group over the dates that its related performance criteria was completed. Under variable accounting, amounts are expensed in relation to the shares expected to be granted over the performance period, with value of those whose performance criteria has been met at the market value on the date earned and value of all others marked to market as of the reporting date. As of January 31, 2013, of the 19,064 shares available to be issued, 2,542 shares have been earned with an aggregate market value fixed at $15,000. The remaining 16,522 shares that may be earned have $99,000 in value as of January 31, 2013. Expense under this agreement for the three-month periods ended January 31, 2013 and 2012 was $18,000 and $35,000, respectively.

          Employee Stock Purchase Plan

          The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended July 1, 2012 to increase shares available for sale by 100,000 shares, (“Purchase Plan”) allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to certain eligibility requirements. Under the Purchase Plan participating employees may purchase the Company’s common stock on a voluntary after tax basis. Employees may currently purchase the Company’s common stock at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2012, employees purchased 13,884 shares at a price of $4.85 per share. As of January 31, 2013, the Company has withheld approximately $10,000 from employees participating in the phase that began on January 1, 2013. As of January 31, 2013, 124,505 shares of common stock were available for future purchase under the Purchase Plan. The following table presents the statements of comprehensive loss classification of pre-tax stock-based compensation expense recognized for the three-month periods ended January 31, 2013 and 2012:

	Three months ended January 31,
(In thousands)	2013	2012
Cost of revenues	$1	$—
Selling and marketing	15	13
General and administrative	83	115
Research and development	2	9
Stock-based compensation expense	$101	$137

          The table above includes amounts reclassified to discontinued operations from selling and marketing totaling 4,000 for the three months ended January 31, 2012.

          Tax Impact of Stock-Based Compensation

          The Company reports the benefits of tax deductions in excess of recognized stock-based compensation expense on the consolidated statement of cash flows as financing cash flows. For the three-month periods ended January 31, 2013 and 2012, there were no excess tax benefits.

(4)	Inventories

Inventories consisted of the following as of January 31, 2013 and October 31, 2012:

(In thousands)	2013	2012
Raw materials	$1,882	$1,762
Work-in-process	518	220
Finished goods	1,636	1,868
	$4,036	$3,850

(5)	Intangible Assets

Intangible assets consisted of the following as of January 31, 2013 and October 31, 2012:

(In thousands)	2013	2012
Intangible assets:
Developed technology	$6,806	$6,806
Trademarks	61	61
Software	559	—
Capitalized software in progress	1,046	1,305
	8,472	8,172
Less: accumulated amortization	(6,701)	(6,680)
	$1,771	$1,492

          The intangible assets related to developed technology, patents and trademarks are being amortized using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Total amortization expense was $21,000 and $108,000 for the three-month periods ended January 31, 2013 and 2012, respectively. Of the total, amortization expense related to software costs of $14,000 is included in cost of equipment, supplies and accessories revenues for the three-month period ended January 31, 2013.

          Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of January 31, 2013 is as follows:

(In thousands)	Amortization
Nine months ending October 31, 2013	$106
2014	142
2015	129
2016	121
2017	117
$615

          The above table does not include estimated amortization expense for patents not yet placed into service totaling $97,000, included in “Developed technology,” or for capitalized software costs of $1,046,000 that are not yet placed into service. We capitalized software development costs of $300,000 and $185,000 during the three months ended January 31, 2013 and 2012, respectfully. Upon completion of this development project, we expect to amortize the software over seven years.

(6)	Warranty Reserve

          Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment subject to warranty and the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on the type of equipment. Warranty provisions and claims for the three-month periods ended January 31, 2013 and 2012 were as follows:

(In thousands)	2013	2012
Balance, beginning of period	$91	$141
Warranty provision based on units sold	33	59
Periodic reserve adjustments	21	(24)
Warranty claims	(61)	(54)
Balance, end of period	$84	$122

(7)	Net Loss per Share

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

          The Company had unexpired options for the purchase of its common shares and unvested restricted and performance stock awards at January 31, 2013 and 2012 of 398,374 and 493,014 shares, respectively.

          Shares used in the loss per share computations are as follows:

	Three months ended January 31,
(In thousands)	2013	2012
Weighted average common shares outstanding - basic	3,891	3,780
Dilutive effect of stock options and unvested restricted shares	—	—
Weighted average common shares outstanding - diluted	3,891	3,780

          As a result of the net loss in the three months ended January 31, 2013 and 2012, the outstanding stock options and unvested restricted stock shares were considered antidilutive and, therefore, were excluded from diluted loss per share of those periods.

(8)	Income Taxes

          The Company has recorded a provision for income tax expense of $7,000 and $7,000 for the three-month periods ended January 31, 2013 and 2012, respectively.

          As of October 31, 2012, the reserve for uncertain tax positions was $42,000, increasing to $42,500 during the first quarter of fiscal 2013. The entire amount of the reserve is related to uncertainties regarding income tax nexus with various states in which the Company operates. Included in the reserve is $17,000 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

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

          The Company has federal net operating loss (“NOL”) and general business tax credit carry forwards; however, the utilization of these tax loss and tax credit carry forwards is limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of a IRS-deemed change in ownership that occurred in the fourth quarter of fiscal 2006. The Company estimates that the amount of federal NOL carry forward from October 31, 2012 that is not limited is approximately $14.5 million. These loss carry forwards will expire in years 2018 through 2032. Additionally, the Company has concluded that all general business credit carry forwards are limited and not available for use in future years. The Company also has $109,000 of alternative minimum tax credit carry forwards that do not have expiration dates. The alternative minimum tax credit carry forwards are limited by IRC §383, but their ultimate use is not affected since these do not expire.

          The Company has recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future. Although this determination was made in a prior fiscal year, it is still applicable as of January 31, 2013, and the Company will continue to assess the need for a full valuation allowance in future quarters. Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $0.9 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

(9)	Separation Accrual

          During fiscal 2012, the Company incurred various charges related to the separations of certain executives. During the first quarter of fiscal 2013, the Company incurred a charge of $29,000 included in general and administrative expenses, consisting of an accrual of separation payments for the former chief financial officer of $56,000, reduced by the effect of forfeitures of previously expensed unvested option and restricted stock award costs.

          The following table reconciles first quarter activity for accrued separation expenses.

	Three Months ended January 31,
(In thousands)	2013	2012
Balance, beginning of period	$343	$117
Severance incurred during the period	56	—
Severance payments	(178)	(87)
Balance, end of period (included in employee compensation accrual)	$221	$30

(10)	Segment Reporting

          The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales from continuing operations by geographic area are shown in the following table.

	Three Months ended January 31,
(In thousands)	2013	2012
Revenues from unaffiliated customers:
United States	$5,263	$5,036
Americas	714	738
Europe, Middle East, Africa	566	404
Asia Pacific	465	250
	$7,008	$6,428

(11)	Litigation

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          The Company, through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MGC Diagnostics and MedGraphics brand and trade names. These cardiorespiratory diagnostic systems have a wide range of applications within cardiorespiratory healthcare. Revenues consist of equipment, supplies and accessories sales as well as service revenues. Equipment, supplies and accessories sales reflect sales of non-invasive cardiorespiratory diagnostic equipment and aftermarket sales of peripherals and supplies. Service revenues consist of revenues from extended service contracts, non-warranty service visits and additional training.

          Total revenues for the fiscal first quarter of 2013 were $7.0 million, an increase of 9% from $6.4 million in 2012. Operating expenses for the fiscal first quarter of 2013 were $4.2 million, an increase of 9.4% from the same period in 2012. Net loss for the three months ended January 31, 2013 was ($383,000), or ($0.10) per basic and diluted share, compared to a net loss of ($249,000), or ($0.07) per basic and diluted share, for the same period in 2012.

Results of Operations

          The following table contains selected information from our historical consolidated statements of comprehensive loss, expressed as a percentage of revenue:

	Three Months ended January 31,
	2013	2012
Revenues	100.0%	100.0%
Cost of revenues	45.5	44.5
Gross margin	54.5	55.5
Operating Expenses
Selling and marketing expenses	30.4	27.6
General and administrative expenses	20.2	17.8
Research and development expenses	9.2	12.6
Amortization of intangibles	0.1	1.7
Total operating expenses	59.9	59.7
Operating loss	(5.4)	(4.2)
Interest income	—	0.1
Provision for taxes	(0.1)	(0.1)
Loss from continuing operations	(5.5)	(4.2)
Discontinued operations
Income from operations of discontinued operations	—	0.3
Net loss	(5.5)%	(3.9)%

          The following paragraphs discuss the Company’s performance for fiscal three-month periods ended January 31, 2013 and 2012.

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

Revenues

          Total revenues from continuing operations for the three months ended January 31, 2013 increased 9% compared to the same period in fiscal 2012. Domestic revenue for the three months ended January 31, 2013 increased by 4.5% while international revenue increased by 25.3% from prior year period levels, with increases in international revenues primarily from the stronger performance in Europe and the Asia Pacific regions.

Gross Margin

          Gross margin percentage for the three months ended January 31, 2013 was 54.5%, down from 55.5% compared to the same period in 2012. Volume increases from sales growth were more than offset by product mix, including the effect of increased lower-margin international sales as a percentage of sales. We expect that margin levels will continue in the mid-50% range for the remaining fiscal 2013 quarters.

Selling and Marketing

          Selling and marketing expenses increased by 19.8% to $2.1 million for the three months ended January 31, 2013 from $1.8 million for the comparable period of fiscal 2012. Expenses increased primarily due to increased selling commissions and group purchasing organization fees of $110,000, increased travel, trade shows and meetings expenses of $100,000, net personnel cost increases of $95,000 and increased costs of new sales management tools of $30,000.

General and Administrative

          General and administrative expenses for the three months ended January 31, 2013 increased by 23.8%, or $273,000, to $1.4 million compared to $1.1 million in 2012. Approximately $177,000, $28,000 and $29,000 of the increases relate to an abandoned acquisition effort, intellectual property defense legal fees and net executive separation costs, respectively. Increases also included additional personnel and discretionary compensation of $36,000 and $46,000, respectively, partially offset by savings in other areas.

Research and Development

          Research and development expenses for the three months ended January 31, 2013 decreased by 20.1%, or $163,000, to $0.6 million compared to $0.8 million in the comparable period in fiscal 2012. The decrease resulted primarily from $85,000 of reduced net personnel and consulting costs, as consultants were replaced by full-time personnel and $145,000 related to reduced executive personnel costs. These savings were partially offset by a $73,000 net increase in project-related costs from the Company’s expansion of its investment in new product hardware and software development. Internal software development costs capitalized totaled $300,000 and $185,000 in the three months ended January 31, 2013 and 2012, respectively.

Amortization of Intangibles

          Amortization of patent and developed technology costs was $7,000 and $108,000 for the three months ended January 31, 2013 and 2012, respectively. The developed technology costs established as part of the Company “fresh-start” accounting in connection with the Company’s 2002 emergence from Bankruptcy were fully amortized as of October 31, 2012. Ongoing amortization relates to patent assets.

          The Company began amortizing capitalized software development costs as its Breeze WebReview software was released to the market in mid-December 2012. The amortization of software development assets is included in the cost of equipment revenues due to the direct relationship to equipment units sold.

Provision for Taxes

          Under the application of fresh-start accounting, as amended by Accounting Standards Codification (“ASC”) 805 Business Combination effective September 15, 2009, when the valuation allowance relating to pre-emergence bankruptcy net operating loss and other deferred tax assets is reversed, tax benefits will be recorded as a reduction to income tax expense. For additional information, see Note 8 to the consolidated financial statements, “Income Taxes.”

          The Company recorded $7,000 of income tax expense for each of the three-month periods ended January 31, 2013 and 2012. The income tax expense includes state income tax expenses and minimum fees and increases in reserves for uncertain tax positions.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly-owned subsidiary, Medical Graphics Corporation.

          The Company had cash and cash equivalents of $8.9 million and working capital of $13.2 million as of January 31, 2013. During the three months ended January 31, 2013, the Company used $484,000 in cash from operating activities, with $181,000 used before changes in working capital items. Accounts receivable increased $176,000, while days sales outstanding (“DSO”), which measures how quickly receivables are collected, increased by 14 days to 77 days from October 31, 2012 to January 31, 2013 as international balances increased. Inventory increased by $207,000, as days of inventory on hand increased seasonally to 114 days as of January 31, 2013, 7 days less than at January 31, 2012. The accounts payables balance decreased by $88,000. Employee compensation accruals as of January 31, 2013 were $256,000 lower than October 31, 2012 levels, reflecting payments of separation and other accrued employee compensation costs since year end.

          During the three months ended January 31, 2013, the Company used $317,000 in cash in the purchase of property, equipment and intangible assets. The Company has no material commitments for capital expenditures for fiscal year 2013. The Company’s 2013 operating plans include the costs of completing the migration of the Company’s products operating software to a next-generation software platform, including expensed development efforts and capitalized costs to complete the production software. In conjunction with the home office facilities lease extension during fiscal 2012, the landlord agreed to fund renovations of leasehold improvements. That work began in the current quarter, with construction in progress as of January 31, 2013 of $210,000 recorded as a noncash asset addition, with related offsets included in other current liabilities and long-term deferred income and other of $70,000 and $140,000, respectively. In fiscal 2012, the Company sold $241,000 of high grade investment securities, invested primarily in United States Treasury instruments and fully insured bank certificates of deposit.

          Cash was generated in fiscal 2013 and 2012 through January 31 of the respective years within financing activities, mostly related to share issuances under employee stock benefit programs, offset by amounts paid for share withholding to support statutory minimum income tax withholding requirements.

          During 2011, the Board of Directors authorized the repurchase of up to $3 million of Company common stock. The program has a current expiration date of July 31, 2013. In the three-month periods ended January 31, 2013 and 2012, $0 and $5,000, respectively, has been used for stock repurchases. As of January 31, 2013, $2,735,000 of the share repurchase authorization remains available.

          The Company believes that it will meet its liquidity and capital resource needs the next twelve months through its cash flows resulting from operations, as well as current cash and cash equivalents. In addition, the Company has implemented a market-focused strategic plan leveraging the strength of its MGC Diagnostics/MedGraphics brand and improving its worldwide selling and distribution capability. Pursuant to this plan, the Company has held discussions with various potential strategic product and technology partners and may use some of its cash and capital resources in the acquisition of new technologies or businesses.

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

•	the fact that we may incur lower margins and higher selling expenses in our GPO sales;

•	any changes in medical reimbursement that may result from national healthcare reform;

•	any effect that the 2.3% medical devise tax that went into on January 1, 2013 may have on our revenues or operating results;

•	our ability to develop new and improved cardiorespiratory diagnostic products and services and sell these products and services into existing and new markets;

•	the success of our rebranding and repositioning efforts;

•	our ability to complete our software development initiatives and migrate our software platform to next-generation technology;

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

          Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the above discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including the Annual Report on Form 10-K for the year ended October 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

          Management, with the participation of the Company’s chief executive officer, Gregg O. Lehman, Ph.D., and chief financial officer, Wesley W. Winnekins, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

          There have been no changes in internal control over financial reporting that occurred during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors.

          We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2012. We believe there have been no material changes from the risk factors disclosed in that Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          In the three months ended January 31, 2013, the Company repurchased shares of its common stock, as follows.

Issuer Purchases of Equity Securities(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 1-30, 2012	None	$—	—
December 1-31, 2012	None	$—	—
January 1-31, 2013	None	$—	—
Total in the quarter	None	$—	—
Program to date		$4.49	58,166	$2,735,000

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

Item 3. Default Upon Senior Securities.

          None.

Item 4. Mine Safety Disclosure.

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits.

10.1	* Letter agreement dated as of January 31, 2013 between MGC Diagnostics Corporation and Wesley W. Winnekins.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

101**

The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements and (vi) document and entity information.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

**

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGC DIAGNOSTICS CORPORATION
(Registrant)

March 13, 2013
	By:	/s/ Gregg O. Lehman
Gregg O. Lehman
President and Chief Executive Officer

March 13, 2013
	By:	/s/ Wesley W. Winnekins
Wesley W. Winnekins
Chief Financial Officer