Form 10-Q
period 2013-04-30
MGC DIAGNOSTICS Corp
filed 2013-06-13
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 30, 2013.

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _________________.

Commission File Number 001-13543

MGC DIAGNOSTICS CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1579150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
          Yes ☐     No ☒

As of June 1, 2013, the Company had outstanding 4,080,483 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
April 30, 2013 and October 31, 2012
(In thousands, except share and per share data)

	April 30, 2013	October 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$8,168	$9,665
Accounts receivable, net of allowance for doubtful accounts of $85 and $98, respectively	6,348	5,710
Inventories, net of obsolescence reserve of $382 and $373, respectively	4,056	3,850
Prepaid expenses and other current assets	577	568
Total current assets	19,149	19,793
Property and equipment, net of accumulated depreciation of $3,980 and $3,876, respectively	785	578
Intangible assets, net	1,933	1,492
Other non-current assets	—	85
Total Assets	$21,867	$21,948
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,868	$2,094
Employee compensation	1,791	1,749
Deferred income	2,299	1,927
Warranty reserve	135	91
Other current liabilities and accrued expenses	651	442
Total current liabilities	6,744	6,303
Long-term liabilities:
Long-term deferred income and other	1,751	895
Total Liabilities	8,495	7,198
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,083,129 and 3,986,350 shares issued and 3,998,690 and 3,885,279 shares outstanding in 2013 and 2012, respectively	400	388
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	21,643	21,046
Accumulated deficit	(8,671)	(6,684)
Total Shareholders’ Equity	13,372	14,750
Total Liabilities and Shareholders’ Equity	$21,867	$21,948

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited in thousands, except per share data)

	Three Months ended April 30,		Six Months ended April 30,
	2013	2012	2013	2012
Revenues
Equipment, supplies and accessories revenues	$6,360	$4,490	$12,166	$9,862
Service revenues	1,203	1,113	2,405	2,169
	7,563	5,603	14,571	12,031
Cost of revenues
Cost of equipment, supplies and accessories revenues	2,996	2,204	5,831	4,729
Cost of service revenues	357	398	708	732
	3,353	2,602	6,539	5,461
Gross margin	4,210	3,001	8,032	6,570
Operating expenses:
Selling and marketing	2,094	1,651	4,220	3,426
General and administrative	1,214	930	2,632	2,075
Research and development	640	820	1,287	1,630
Amortization of intangibles	4	109	11	217
	3,952	3,510	8,150	7,348
Operating income (loss)	258	(509)	(118)	(778)
Interest income	1	—	1	4
Income (loss) from continuing operations before taxes	259	(509)	(117)	(774)
Provision for taxes	7	7	14	14
Income (loss) from continuing operations	252	(516)	(131)	(788)
Discontinued operations
Income from discontinued operations	—	107	—	130
Net income (loss)	252	(409)	(131)	(658)
Other comprehensive loss; net of tax
Unrealized loss on securities	—	(1)	—	(2)
Comprehensive income (loss)	$252	$(410)	$(131)	$(660)

Income (loss) per share:
Basic
From continuing operations	$0.06	$(0.14)	$(0.03)	$(0.21)
From discontinued operations	0.00	0.03	0.00	0.04
Total	$0.06	$(0.11)	$(0.03)	$(0.17)
Diluted
From continuing operations	$0.06	$(0.14)	$(0.03)	$(0.21)
From discontinued operations	0.00	0.03	0.00	0.04
Total	$0.06	$(0.11)	$(0.03)	$(0.17)
Weighted average common shares outstanding:
Basic	3,930	3,797	3,910	3,789
Diluted	3,994	3,797	3,910	3,789
Dividends declared per share	$0.45	$0.00	$0.45	$0.00

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Six Months Ended April 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(131)	$(658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	110	126
Amortization	53	217
Stock-based compensation	234	183
Decrease in allowance for doubtful accounts	(13)	(64)
Increase in inventory obsolescence reserve	9	57
Gain on disposal of equipment	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	(625)	1,945
Inventories	(215)	(703)
Prepaid expenses and other current assets	76	(89)
Accounts payable	(226)	(395)
Employee compensation	42	(79)
Deferred income	1,058	(98)
Warranty reserve	44	(40)
Other current liabilities and accrued expenses	98	182
Net cash provided by operating activities	511	584

Cash flows from investing activities:
Sales of investments	—	241
Purchases of property and equipment and intangible assets	(598)	(505)
Net cash used in investing activities	(598)	(264)

Cash flows from financing activities:
Dividends paid	(1,800)	—
Proceeds from issuance of common stock under employee stock purchase plan	68	11
Proceeds from the exercise of stock options	345	40
Repurchase of common stock	—	(10)
Repurchase of common stock upon vesting of restricted stock awards	(23)	—
Net cash (used in) provided by financing activities	(1,410)	41

Net (decrease) increase in cash and cash equivalents	(1,497)	361
Cash and cash equivalents at beginning of period	9,665	8,461
Cash and cash equivalents at end of period	$8,168	$8,822

Cash paid for taxes	$18	$3
Supplemental non-cash items:
Current and non-current liabilities issued for leasehold improvements	210	—
Accrued dividends	56	—

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

          The consolidated balance sheet as of April 30, 2013, the consolidated statements of comprehensive income (loss) for the three- and six-month periods ended April 30, 2013 and 2012, the consolidated statements of cash flows for the six months ended April 30, 2013 and 2012 and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2012 was derived from the audited consolidated financial statements as of that date. Operating results for the three and six months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended October 31, 2012.

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

          The Company determined there were no events subsequent to April 30, 2013, that required recognition or disclosure in these consolidated financial statements.

Certain amounts have been reclassified in prior period details presented to conform with current period classifications. The reclassifications had no impact on total assets, shareholders’ equity or comprehensive income (loss).

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

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years. Deferred income associated with service contracts was $3,460,000 and $2,615,000 as of April 30, 2013 and October 31, 2012, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $261,000 and $146,000 as of April 30, 2013 and October 31, 2012, respectively.

          When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the sale consideration is allocated to each respective element based on the relative selling price and revenue is recognized when revenue recognition criteria for each element is met. Deferred revenue from the allocation of discounts within multiple deliverable sale agreements was $79,000 as of April 30, 2013. Consideration allocated to delivered equipment is equal to the total arrangement consideration less the selling price of installation and training. The selling price of installation and training services is based on specific objective evidence, including third-party invoices.

          No customer accounted for more than 10% of revenue in the three and six months ended April 30, 2013 and 2012.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $59,000 and $23,000 as of April 30, 2013 and October 31, 2012, respectively. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

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

          As a result of its August 28, 2012 sale of the New Leaf assets, the Company has eliminated all fiscal 2012 revenues and expenses associated with its New Leaf business from its statements of comprehensive income (loss) and has reported the net income (loss) from its New Leaf activities as “discontinued operations.” Revenues included in discontinued operations totaled $679,000 and $1,310,000 for the three- and six-months ended April 30, 2012, respectively. The deferred purchase price not yet paid is included in current assets of $235,000 and $150,000 as of April 30, 2013 and October 31, 2012, respectively and other non-current assets of $85,000 as of October 31, 2012.

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

          Total stock-based compensation expense included in the Company’s statements of comprehensive income (loss) for the three months ended April 30, 2013 and 2012 was $133,000 and $46,000, respectively and for the six months ended April 30, 2013 and 2012 was $234,000 and $183,000, respectively.

          Stock Options

          A summary of the Company’s stock activity for the six-month periods ended April 30, 2013 and 2012 is presented in the following table:

	For the six months ended
	April 30, 2013		April 30, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	286,072	$6.57	346,572	$6.31
Granted	5,900	6.76	—	—
Exercised	(64,583)	5.34	(17,500)	2.30
Expired or cancelled	(18,252)	6.67	—	—
Outstanding at end of period	209,137	$6.95	329,072	$6.53

          The following table summarizes information concerning stock options outstanding as of April 30, 2013:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$2.00	1,150	0.44	1,150
5.08	9,000	3.07	9,000
5.16	30,250	2.33	30,250
6.23	24,500	1.04	24,500
6.60	22,142	1.23	22,142
6.76	5,900	9.54	—
7.79	41,500	0.44	41,500
7.86	74,695	1.50	74,695
Total	209,137	1.62	203,237

          The total intrinsic value of options exercised during the three-month periods ended April 30, 2013 and 2012 was $118,000 and $0, respectively. The total intrinsic value of options exercised during the six-month periods ended April 30, 2013 and 2012 was $118,000 and $53,000, respectively. The total intrinsic value of options outstanding and exercisable as of April 30, 2013 was $108,000 and $106,000, respectively, which was calculated using the closing stock price at the end of the second quarter less the option price of in-the-money options. The Company issues new shares when stock options are exercised. The Company received $345,000 and $40,000 of cash from the exercise of stock options for the six-month periods ended April 30, 2013 and 2012, respectively. Unrecognized compensation expense related to outstanding stock options as of April 30, 2013 was $27,000 and is expected to be recognized over a weighted average period of 2.53 years.

          Valuation Assumptions

          The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The expense recognized for options granted under the 2002 Plan and 2007 Plan is equal to the fair value of stock options as of the grant date. The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model for stock option grants made during the six months ended April 30, 2013:

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

d)

Dividend yield: The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock and, other than the one-time special dividend, the Company has not historically paid any dividends.

          Restricted Stock Awards

          Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the six-month periods ended April 30, 2013 and 2012 is presented in the following table:

	For the six months ended
	April 30, 2013		April 30, 2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	101,071	$5.23	126,852	$4.12
Granted	39,395	6.23	27,744	5.34
Vested	(38,360)	5.60	—	—
Forfeited	(17,667)	4.66	(6,666)	2.62
Unvested at end of period	84,439	$5.64	147,930	$4.42

          Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of April 30, 2013 was $392,000 and is expected to be recognized over a weighted average period of 1.62 years.

          Performance Share Awards

          Within his employment offer, the Company’s Chief Executive Officer has the ability to earn share awards equal to one-third of his base compensation subject to agreed operating performance criteria. On December 18, 2012, the Company’s chief executive officer was awarded 20,833 shares of Company common shares to be delivered if the Company meets specific fiscal 2013 financial targets and the officer meets certain performance objectives. The officer is not entitled to rights of ownership and shares are not regarded as outstanding until delivered. These shares are valued at $117,000, with $35,000 and $51,000 recognized as expense in the three- and six-month periods ended April 30, 2013, leaving up to $66,000 that may be amortized in the remaining two quarters of fiscal 2013. For the three- and six-month periods ended April 31, 2012, the Company recorded a benefit of $16,000 and expense of $0, respectively, related to performance share grants in the previous year, as it was not probable that the shares would be awarded based on expected prior year results.

          The Company has also issued performance share awards to non-employee consultants. These awards are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The value of stock awards to non-employees remains variable until performance criteria have been achieved, when individual share groups to be granted vest, establishing the value of each group over the dates that its related performance criteria was completed. Under variable accounting, amounts are expensed in relation to the shares expected to be granted over the performance period, with value of those whose performance criteria has been met at the market value on the date earned and value of all others marked to market as of the reporting date. As of April 30, 2013, of the 19,064 shares available to be issued, 3,813 shares have been earned with an aggregate market value fixed at $23,000. The remaining 15,251 shares that may be earned have $107,000 in value as of April 30, 2013. Expense (benefit) under this agreement for the three-month periods ended April 30, 2013 and 2012 was $(3,000) and $(20,000), respectively and for the six-month periods ending April 30, 2013 and 2012 was $15,000 and $15,000, respectively.

          Employee Stock Purchase Plan

          The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended July 1, 2012 to increase shares available for sale by 100,000 shares, (“Purchase Plan”) allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to certain eligibility requirements. Under the Purchase Plan participating employees may purchase the Company’s common stock on a voluntary after tax basis. Employees may currently purchase the Company’s common stock at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2012, employees purchased 13,884 shares at a price of $4.85 per share. As of April 30, 2013, the Company has withheld approximately $39,000 from employees participating in the phase that began on January 1, 2013. As of April 30, 2013, 124,505 shares of common stock were available for future purchase under the Purchase Plan.

          The following table presents the statements of comprehensive income (loss) classification of pre-tax stock-based compensation expense recognized for the three- and six-month periods ended April 30, 2013 and 2012:

	Three months ended April 30,		Six months ended April 30,
(In thousands)	2013	2012	2013	2012
Cost of revenues	$2	$2	$3	$2
Selling and marketing	17	2	32	15
General and administrative	113	33	196	148
Research and development	1	9	3	18
Stock-based compensation expense	$133	$46	$234	$183

          The table above includes a benefit reclassified to discontinued operations from selling and marketing totaling $9,000 and $5,000 for the three- and six-month periods ended April 30, 2012, respectively.

          Tax Impact of Stock-Based Compensation

          The Company reports the benefits of tax deductions in excess of recognized stock-based compensation expense on the consolidated statement of cash flows as financing cash flows. For the six-month periods ended April 30, 2013 and 2012, there were no excess tax benefits.

(4)	Inventories

          Inventories consisted of the following as of April 30, 2013 and October 31, 2012:

(In thousands)	2013	2012
Raw materials	$2,018	$1,762
Work-in-process	417	220
Finished goods	1,621	1,868
	$4,056	$3,850

(5)	Intangible Assets

          Intangible assets consisted of the following as of April 30, 2013 and October 31, 2012:

(In thousands)	2013	2012
Intangible assets:
Developed technology	$6,833	$6,806
Trademarks	61	61
Software	560	—
Capitalized software in progress	1,212	1,305
	8,666	8,172
Less: accumulated amortization	(6,733)	(6,680)
	$1,933	$1,492

          The intangible assets related to developed technology, patents and trademarks are being amortized using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Total amortization expense was $32,000 and $53,000 for the three- and six-month periods ended April 30, 2013, respectively, and $109,000 and $217,000 for the three- and six-month periods ended April 30, 2012, respectively. Of the total, amortization expense related to software costs of $28,000 and $42,000 is included in cost of equipment, supplies and accessories revenues for the three- and sixth-month periods ended April 30, 2013, respectively.

          Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of April 30, 2013 is as follows:

(In thousands)	Amortization
Six months ending October 31, 2013	$71
2014	142
2015	133
2016	121
2017	116
2018	14
$597

          The above table does not include estimated amortization expense for patents not yet placed into service totaling $124,000, included in “Developed technology,” or for capitalized software costs of $1,212,000 that are not yet placed into service. We capitalized software development costs of $166,000 and $175,000 during the three-month periods ended April 30, 2013 and 2012, respectfully and $466,000 and $360,000 during the six-month periods ended April 30, 2013 and 2012, respectively. Upon completion of this development project, we expect to amortize the software over seven years.

(6)	Warranty Reserve

          Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment subject to warranty and the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on the type of equipment. Warranty provisions and claims for the six-month periods ended April 30, 2013 and 2012 were as follows:

(In thousands)	2013	2012
Balance, beginning of period	$91	$141
Warranty provision based on units sold	100	94
Periodic reserve adjustments	65	(17)
Warranty claims	(121)	(117)
Balance, end of period	$135	$101

(7)	Net Income (Loss) per Share

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

          The Company had unexpired options for the purchase of its common shares and unvested restricted and performance stock awards at April 30, 2013 and 2012 of 314,409 and 526,092 shares, respectively.

          Shares used in the loss per share computations are as follows:

	Three months ended April 30,		Six months ended April 30,
(In thousands)	2013	2012	2013	2012
Weighted average common shares outstanding - basic	3,930	3,797	3,910	3,789
Dilutive effect of stock options and unvested restricted shares	64	—	—	—
Weighted average common shares outstanding - diluted	3,994	3,797	3,910	3,789

          As a result of the net loss in the six months ended April 30, 2013 and 2012 and in the three months ended April 30, 2012, the outstanding stock options and unvested restricted stock shares were considered antidilutive and, therefore, were excluded from diluted loss per share of those periods. Antidilutive shares excluded from the three months ended April 30, 2013 calculation totaled 147,000.

(8)	Income Taxes

          The Company has recorded a provision for income tax expense of $7,000 and $7,000 for the three-month periods ended April 30, 2013 and 2012, respectively, and $14,000 and $14,000 for the six-month periods ended April 30, 2013 and 2012, respectively.

          As of October 31, 2012, the reserve for uncertain tax positions was $42,000, increasing to $43,000 as of April 30, 2013. The entire amount of the reserve is related to uncertainties regarding income tax nexus with various states in which the Company operates. Included in the reserve is $18,000 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

          Estimated interest and penalties related to potential underpayment of income taxes are classified as a component of tax expense in the consolidated statement of comprehensive income (loss). The Company does not expect the amount of reserves for uncertain tax positions to change significantly in the next twelve months. Similarly, the Company does not anticipate that the total reserve for uncertain tax positions will significantly change due to the settlement of audits and the expiration of statutes of limitations within the next twelve months.

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

          The Company has recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future. Although this determination was made in a prior fiscal year, it is still applicable as of April 30, 2013, and the Company will continue to assess the need for a full valuation allowance in future quarters. Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $0.9 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

(9)	Separation Accrual

          During fiscal 2012, the Company incurred various charges related to the separation of certain executives. During the first quarter of fiscal 2013, the Company incurred a charge of $29,000 included in general and administrative expenses, consisting of an accrual of separation payments for the former chief financial officer of $56,000, reduced by the effect of forfeitures of previously expensed unvested restricted stock award costs.

          The following table reconciles activity for accrued separation expenses for the following periods.

	Three Months ended April 30,		Six Months ended April 30,
(In thousands)	2013	2012	2013	2012
Balance, beginning of period	$221	$30	$343	$117
Severance incurred during the period	—	216	56	216
Severance payments	(92)	(51)	(270)	(138)
Balance, end of period (included in employee compensation accrual)	$129	$195	$129	$195

(10)	Segment Reporting

          The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales from continuing operations by geographic area are shown in the following table.

	Three Months ended April 30,		Six Months ended April 30,
(In thousands)	2013	2012	2013	2012
Revenues from unaffiliated customers:
United States	$6,333	$4,557	$11,596	$9,593
Americas	518	240	1,232	969
Europe, Middle East, Africa	393	430	959	843
Asia Pacific	319	376	784	626
	$7,563	$5,603	$14,571	$12,031

(11)	Litigation

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          The Company, through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MGC Diagnostics and MedGraphics brand and trade names. These cardiorespiratory diagnostic systems have a wide range of applications within cardiorespiratory healthcare. Revenues consist of equipment, supplies and accessories sales as well as service revenues. Equipment, supplies and accessories sales reflect sales of non-invasive cardiorespiratory diagnostic equipment and aftermarket sales of peripherals and supplies. Service revenues consist of revenues from extended service contracts and non-warranty service visits.

          Total revenues for the fiscal second quarter of 2013 were $7.6 million, an increase of 35% from $5.6 million in 2012. Operating expenses for the fiscal second quarter of 2013 were $4.0 million, an increase of 12.6% from the same period in 2012. Net income for the three months ended April 30, 2013 was $252,000, or $0.06 per basic and diluted share, compared to a net loss of $(409,000), or $(0.11) per basic and diluted share, for the same period in 2012.

Results of Operations

          The following table contains selected information from our historical consolidated statements of comprehensive income (loss), expressed as a percentage of revenue:

	Three Months ended April 30,		Six Months ended April 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.3	46.4	44.9	45.4
Gross margin	55.7	53.6	55.1	54.6
Operating Expenses
Selling and marketing expenses	27.7	29.5	29.0	28.5
General and administrative expenses	16.0	16.6	18.0	17.2
Research and development expenses	8.5	14.6	8.8	13.5
Amortization of intangibles	0.1	1.9	0.1	1.8
Total operating expenses	52.3	62.6	55.9	61.0
Operating income (loss)	3.4	(9.0)	(0.8)	(6.4)
Interest income	—	—	—	—
Provision for taxes	(0.1)	(0.1)	(0.1)	(0.1)
Income (loss) from continuing operations	3.3	(9.1)	(0.9)	(6.5)
Discontinued operations:
Income from discontinued operations	—	1.8	—	1.1
Net income (loss)	3.3%	(7.3)%	(0.9)%	(5.4)%

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

Quarterly Comparisons of Operations

          The following paragraphs discuss the Company’s performance for fiscal three-month periods ended April 30, 2013 and 2012.

Revenues

          Total revenues from continuing operations for the three months ended April 30, 2013 increased 35.0% compared to the same period in fiscal 2012. Domestic revenue for the three months ended April 30, 2013 increased by 39.0%, primarily related to strong pulmonary equipment sales. International revenue increased by 17.6% from prior year period levels, primarily from the stronger performance in the Canadian and Latin American regions.

Gross Margin

          Gross margin percentage for the three months ended April 30, 2013 was 55.7%, up from 53.6% in the same period in 2012. Volume increases from revenue growth drove most of this increase, with modest negative pressure due to product mix, including a significant shift toward domestic pulmonary business in the current period and the increase of group purchasing organization sales portion of total revenues to 51.2% compared to 41.0% in the fiscal 2012 second quarter. Also offsetting a portion of this increase, margins decreased modestly compared to the prior year period from production costs increases of $79,000, net of the impact of a decrease in the provision for obsolescence of $50,000. Gross margin for equipment, supplies and accessories was 52.9% in the quarter, compared to 50.9% in the prior year’s quarter. Gross margin for services increased to 70.3% for the quarter, compared to 64.2% for the prior year’s quarter primarily as a result of improved pricing and service mix. We expect that combined gross margin levels will continue in the mid-50% range for the remaining fiscal 2013 quarters.

Selling and Marketing

          Selling and marketing expenses increased by 26.8% to $2.1 million for the three months ended April 30, 2013 from $1.7 million for the comparable period of fiscal 2012. Expenses increased primarily due to increased selling commissions and group purchasing organization fees of $253,000, increased travel, trade shows and meetings expenses of $60,000, net personnel cost and incentives increases of $74,000 and increased costs of new sales management tools of $28,000.

General and Administrative

          General and administrative expenses for the three months ended April 30, 2013 increased by 30.5%, or $284,000, to $1.2 million compared to $0.9 million in 2012. Much of the increase is due to the current year cost accruals versus prior year cost reversals resulting in increases of $167,000, $110,000 and $91,000 related to management incentive accruals, stock-based incentive accruals and director compensation acceleration from the earlier annual meeting date and bad debt provisions, respectively.

Research and Development

          Research and development expenses for the three months ended April 30, 2013 decreased by 22.0%, or $180,000, to $0.6 million compared to $0.8 million in the comparable period in fiscal 2012. The decrease resulted primarily from $102,000 of reduced net personnel and consulting cash and stock-based compensation costs, as consultants were replaced by full-time, internal personnel and $152,000 related to reduced executive personnel costs. These savings were partially offset by a $58,000 net increase in project-related costs from the Company’s expansion of its investment in new product hardware and software development. Internal software development costs capitalized totaled $166,000 and $175,000 in the three months ended April 30, 2013 and 2012, respectively. When considering investment in new products, whether as research & development project spending, capitalized software or acquired software development services, the Company has invested approximately $1.0 million in new research and project development initiatives. The Company will continue to invest in new product development to ensure that its future product pipeline remains robust.

Amortization of Intangibles

          Amortization of patent and developed technology costs was $4,000 and $109,000 for the three months ended April 30, 2013 and 2012, respectively. The developed technology costs established as part of the Company “fresh-start” accounting in connection with the Company’s 2002 emergence from bankruptcy were fully amortized as of October 31, 2012. Ongoing amortization relates to patent assets.

          The Company began amortizing capitalized software development costs as its Breeze WebReview software was released to the market in mid-December 2012. The amortization of software development assets is included in the cost of equipment revenues due to the direct relationship to equipment units sold.

Six Month Comparisons of Operations

          The following paragraphs discuss the Company’s performance for fiscal six-month periods ended April 30, 2013 and 2012.

Revenues

          Total revenues from continuing operations for the six months ended April 30, 2013 increased 21.1% compared to the same period in fiscal 2012. Domestic revenue for the six months ended April 30, 2013 increased by 20.9%, primarily related to strong pulmonary equipment sales. International revenue increased by 22.0% from prior year period levels, including contributions from all regions.

Gross Margin

          Gross margin percentage for the six months ended April 30, 2013 was 55.1%, up from 54.6% compared to the same period in 2012. Volume increases from revenue growth again drove most of this increase, with a product and pricing mix effects from a significant shift toward domestic pulmonary business in the current period and the increase of group purchasing organization sales portion of total revenues to 48.6% compared to 31.8% the fiscal 2012 first half year. Gross margin for equipment, supplies and accessories was 52.1% in the first half year, compared to 52.0% in the prior year’s period. Gross margin for services increased to 70.6% for the quarter, compared to 66.3% for the prior year’s quarter primarily as a result of improved pricing and service mix.

Selling and Marketing

          Selling and marketing expenses increased by 23.2% to $4.2 million for the six months ended April 30, 2013 from $3.4 million for the comparable period of fiscal 2012. Expenses increased primarily due to increased selling commissions and group purchasing organization fees of $363,000, increased travel, trade shows and meetings expenses of $160,000, net personnel cost and incentives increases of $169,000 and increased costs of new sales management tools of $58,000.

General and Administrative

          General and administrative expenses for the six months ended April 30, 2013 increased by 26.8%, or $557,000, to $2.6 million compared to $2.1 million in 2012. Much of the increase is due to the current year cost accruals versus prior year cost reversals resulting in increases of $213,000, $110,000 and $71,000 related to management incentive accruals, stock-based incentive accruals and director compensation acceleration from the current year earlier annual meeting date, and bad debt provisions, respectively. The current year cost increases also included $177,000 related to an abandoned acquisition effort.

Research and Development

          Research and development expenses for the six months ended April 30, 2013 decreased by 21.0%, or $343,000, to $1.3 million compared to $1.6 million in the comparable period in fiscal 2012. The decrease resulted primarily from $187,000 of reduced net personnel and consulting cash and stock-based compensation costs, as consultants were replaced by full-time, internal personnel and $296,000 related to reduced executive personnel costs. These savings were partially offset by a $131,000 net increase in project-related costs from the Company’s expansion of its investment in new product hardware and software development. Internal software development costs capitalized totaled $466,000 and $360,000 in the six months ended April 30, 2013 and 2012, respectively.

Amortization of Intangibles

          Amortization of patent and developed technology costs was $11,000 and $217,000 for the six months ended April 30, 2013 and 2012, respectively. The developed technology costs established as part of the Company “fresh-start” accounting in connection with the Company’s 2002 emergence from bankruptcy were fully amortized as of October 31, 2012. Ongoing amortization relates to patent assets.

          As noted above, the Company began amortizing capitalized software development costs as its Breeze WebReview software was released to the market in mid-December 2012. The amortization of software development assets is included in the cost of equipment revenues due to the direct relationship to equipment units sold.

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

          The Company recorded $7,000 of income tax expense for each of the three-month periods ended April 30, 2013 and 2012 and $14,000 of income tax expense for each of the six-month periods ended April 30, 2013 and 2012. The income tax expense includes state income tax expenses and minimum fees and increases in reserves for uncertain tax positions.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly-owned subsidiary, Medical Graphics Corporation.

          The Company had cash and cash equivalents of $8.2 million and working capital of $12.4 million as of April 30, 2013. During the six months ended April 30, 2013, the Company generated $511,000 in cash from operating activities, with $259,000 generated before changes in working capital items. Accounts receivable increased $625,000, while days sales outstanding (“DSO”), which measures how quickly receivables are collected, increased by 14 days to 76 days from October 31, 2012 to April 30, 2013. As a result of extended terms in certain large first-half sales transactions, days sales outstanding are expected to remain modestly above historic levels for the remainder of the year. Inventory increased by $215,000, as days of inventory on hand decreased to 109 days as of April 30, 2013, 32 days less than at April 30, 2012. The most significant increase for cash provided by operating activities was the expansion of deferred revenues by $1,058,000 over the six months, due to increased new extended service agreements and multiple-deliverable agreements entered into during the period. The accounts payables balance decreased by $226,000. Employee compensation accruals as of April 30, 2013 were $42,000 higher than October 31, 2012 levels, reflecting the net of payments of accrued separation and accruals of employee incentive compensation costs since year end.

          During the six months ended April 30, 2013, the Company used $598,000 in cash in the purchase of property, equipment and intangible assets. The Company has no material commitments for capital expenditures for fiscal year 2013. The Company’s 2013 operating plans include the costs of completing the migration of the Company’s products operating software to a next-generation software platform, including expensed development efforts and capitalized costs to complete the production software. In conjunction with the home office facilities lease extension during fiscal 2012, the landlord agreed to fund renovations of leasehold improvements. That work began in the first 2013 fiscal quarter, with leasehold improvements and construction in progress as of April 30, 2013 increasing $210,000 recorded as a noncash asset addition, with related offsets included in other current liabilities and long-term deferred income and other of $70,000 and $140,000, respectively. In fiscal 2012, the Company sold $241,000 of high grade investment securities, invested primarily in United States Treasury instruments and fully insured bank certificates of deposit.

          Cash was generated in fiscal 2013 and 2012 through April 30, of the respective years within financing activities, mostly related to share issuances under employee stock benefit programs (including share purchases within option plans and the employee stock purchase plan), offset by amounts paid for share withholding to support statutory minimum income tax withholding requirements. In the fiscal 2013 second quarter, the Company declared and paid $1,800,000 in a special one-time dividend. Approximately $56,000 remains to be paid concurrent with the expected vesting of the outstanding underlying restricted share awards, as well as CEO and consultant performance share arrangements. Current and former employees and directors exercised stock purchase options in relation to the dividend declaration and this activity provided $345,000 of additional cash in the 2013 fiscal period.

          During 2011, the Board of Directors authorized the repurchase of up to $3 million of Company common stock. The program has a current expiration date of October 31, 2013, as extended on March 27, 2013. In the six-month periods ended April 30, 2013 and 2012, $0 and $10,000, respectively, has been used for stock repurchases. As of April 30, 2013, $2,735,000 of the share repurchase authorization remains available.

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

•	the fact that we may incur lower margins and higher selling expenses in our GPO sales;

•	any changes in medical reimbursement that may result from national healthcare reform;

•	the effect that the 2.3% medical devise tax that went into effect on January 1, 2013 may have on our revenues or operating results;

•	our ability to develop new and improved cardiorespiratory diagnostic products and services and sell these products and services into existing and new markets;

•	the success of our rebranding and repositioning efforts;

•	our ability to complete our software development initiatives and migrate our software platform to next-generation technology;

•

our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations that will enable us to increase revenues and profitability as opportunities develop;

•	our ability to expand our international revenue through our distribution partners;

•	our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future;

•	our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures;

•	our dependence on third-party vendors;

•

the ability of new members of our senior management to make a successful transition into their new roles and for all members of senior management to ultimately develop and implement a strategic plan; and

•

our ability to successfully indentify cardiorespiratory products and services for acquisition, complete the acquisition of these products and services and profitably integrate them into our operations.

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

(b) Changes in Internal Controls

          There have been no changes in internal control over financial reporting that occurred during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          In the three months ended April 30, 2013, the Company repurchased shares of its common stock, as follows.

Issuer Purchases of Equity Securities(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 1-28, 2013	None	$—	—
March 1-31, 2013	None	$—	—
April 1-30, 2013	None	$—	—
Total in the quarter	None	$—	—
Program to date		$4.49	58,166	$2,735,000

          (1)On April 15, 2011, the Company announced that its Board of Directors had authorized an extension to its stock repurchase program under which MGC Diagnostics may repurchase up to an additional $2,000,000 of its outstanding shares of common stock in the open market or in privately negotiated transactions, over a twelve-month period ending July 31, 2012. On May 26, 2011, the Company announced this amount had been increased to $3,000,000. On March 8, 2012, the Company extended the repurchase period to July 31, 2013. On March 27, 2013, the Company extended the repurchase period to October 31, 2013.

Item 3. Default Upon Senior Securities.

          None.

Item 4. Mine Safety Disclosure.

          None.

Item 5. Other Information.

Authorization of Issuance of MGC Diagnostics Corporation Shares to Directors in Lieu of Retainer Fees

          MGC Diagnostics believes it is important for directors to own Company common stock and has adopted share ownership guidelines. Recognizing that it may be difficult for directors to obtain stock in the open market, for several years, the Company has provided that a portion of non-employee directors’ annual fees are payable in restricted stock of the Company, as described below.

          The Company has adopted the MGC Diagnostics 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 750,000 shares for issuance under the 2007 Plan. The Company’s shareholders have approved the 2007 Plan.

          Section 3.1 of the 2007 Plan provides that, among other things, no more than 450,000 shares may be used for stock incentives for non-employee directors. Under Section 7.8(a) of the 2007 Plan, the Company’s Board of Directors is authorized to make a grant of restricted stock or non-qualified stock option to each independent director (defined as any director who is not an employee of the Company) on the date of each Annual Meeting of Shareholders of the Company at which the independent director is elected or re-elected to the Board. Pursuant to this section, the Board has established that a restricted stock grant award with a value of $32,000 be issued to each independent director, vesting on the earlier of (i) one year and (ii) the date of the Company’s next annual meeting of shareholders.

          Section 7.8(g) of the 2007 Plan provides that the Board may, in addition to these awards, grant any additional stock incentive to all independent directors or to any independent director if the grant is solely for substantial services performed or to be performed by the independent director as determined in good faith by the Board.

          At its regular Board meeting held on May 29, 2013, the Company adopted a new Policy that gives each independent director the option of designating a portion of that director’s regular Board retainer fees to be paid to the director in common stock in lieu of fees. Pursuant to the provisions of Section 7.8(g) of the 2007 Plan, and NASDAQ Rule No. 5635(c) - Shareholder Approval-Equity Compensation, issuance of these shares in lieu of fees is consistent with past shareholder approval of the 2007 Plan and does not need further shareholder approval.

          This Policy will commence with the fiscal quarter beginning August 1, 2013. Each director receives a quarter retainer of $5,000. For each quarter beginning on or after August 1, 2013, each non-employee director may elect, no later than the 30 days prior to the beginning of the quarter, to have a percentage of that director’s quarterly cash retainer, excluding Chair fees, paid in Company common stock. The election must be made during an open window period and will remain in effect until rescinded or changed. All stock will be issued as of the first day of the quarter with a value equal to closing price on the previous day and will be fully vested upon issuance.

Frequency of Future Shareholder Advisory Say on Pay Votes

          In the Proxy Statement for its Annual Meeting of Shareholders held on March 27, 2013, the Board of Directors included a nonbinding shareholder advisory vote regarding the frequency of future advisory votes on executive compensation. The Company recommended shareholders vote in favor of holding this advisory vote every three years. As disclosed in the Company’s Current Report on Form 8-K dated March 27, 2013, 75.3% of the shares voting and expressing preference on this matter voted in favor of holding the shareholder advisory vote on executive compensation every year. In light of these voting results, the Board at its March 29, 2013 Board meeting decided to submit the shareholder advisory vote on executive compensation to its shareholders every year.

Item 6. Exhibits.

10.1	Policy to Allow Directors to Elect to Receive Stock in Lieu of Retainer Fees.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

101*

The following materials from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements and (vi) document and entity information.

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

June 13, 2013
	By:	/s/ Gregg O. Lehman
Gregg O. Lehman
President and Chief Executive Officer

June 13, 2013
	By:	/s/ Wesley W. Winnekins
Wesley W. Winnekins
Chief Financial Officer