Form 10-Q
period 2013-07-31
MGC DIAGNOSTICS Corp
filed 2013-09-13
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended July 31, 2013.

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

As of September 1, 2013, the Company had outstanding 4,133,826 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
July 31, 2013 and October 31, 2012
(In thousands, except share and per share data)

	July 31, 2013	October 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$8,831	$9,665
Accounts receivable, net of allowance for doubtful accounts of $102 and $98, respectively	6,723	5,710
Inventories, net of obsolescence reserve of $310 and $373, respectively	3,896	3,850
Prepaid expenses and other current assets	626	568
Total current assets	20,076	19,793
Property and equipment, net of accumulated depreciation of $4,047 and $3,876, respectively	832	578
Intangible assets, net	2,071	1,492
Other non-current assets	—	85
Total Assets	$22,979	$21,948
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,510	$2,094
Employee compensation	1,517	1,749
Deferred income	2,696	1,927
Warranty reserve	146	91
Other current liabilities and accrued expenses	575	442
Total current liabilities	6,444	6,303
Long-term liabilities:
Long-term deferred income and other	2,266	895
Total Liabilities	8,710	7,198
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,111,794 and 3,986,350 shares issued and 4,037,300 and 3,885,279 shares outstanding in 2013 and 2012, respectively	403	388
Undesignated shares, authorized 5,000,000 shares,no shares issued and outstanding	—	—
Additional paid-in capital	21,885	21,046
Accumulated deficit	(8,019)	(6,684)
Total Shareholders’ Equity	14,269	14,750
Total Liabilities and Shareholders’ Equity	$22,979	$21,948

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited in thousands, except per share data)

	Three Months ended July 31,		Nine Months ended July 31,
	2013	2012	2013	2012
Revenues
Equipment, supplies and accessories revenues	$6,611	$5,876	$18,777	$15,738
Service revenues	1,317	1,019	3,722	3,188
	7,928	6,895	22,499	18,926
Cost of revenues
Cost of equipment, supplies and accessories revenues	3,154	2,835	8,985	7,564
Cost of service revenues	384	354	1,092	1,086
	3,538	3,189	10,077	8,650
Gross margin	4,390	3,706	12,422	10,276
Operating expenses:
Selling and marketing	2,152	2,132	6,372	5,558
General and administrative	973	913	3,605	2,988
Research and development	591	825	1,878	2,455
Amortization of intangibles	5	112	16	329
	3,721	3,982	11,871	11,330
Operating income (loss)	669	(276)	551	(1,054)
Interest income	—	3	1	7
Income (loss) from continuing operations before taxes	669	(273)	552	(1,047)
Provision for taxes	17	7	31	21
Income (loss) from continuing operations	652	(280)	521	(1,068)
Income from discontinued operations	—	147	—	277
Net income (loss)	652	(133)	521	(791)
Other comprehensive loss; net of tax
Unrealized loss on securities	—	—	—	(2)
Comprehensive income (loss)	$652	$(133)	$521	$(793)

Income (loss) per share:
Basic
From continuing operations	$0.16	$(0.07)	$0.13	$(0.28)
From discontinued operations	—	0.04	—	0.07
Total	$0.16	$(0.03)	$0.13	$(0.21)
Diluted
From continuing operations	$0.16	$(0.07)	$0.13	$(0.28)
From discontinued operations	—	0.04	—	0.07
Total	$0.16	$(0.03)	$0.13	$(0.21)
Weighted average common shares outstanding:
Basic	4,015	3,847	3,945	3,808
Diluted	4,083	3,847	4,009	3,808
Dividends declared per share	$—	$—	$0.45	$—

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Nine Months ended July 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$521	$(791)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	177	182
Amortization	86	329
Stock-based compensation	332	269
Increase (decrease) in allowance for doubtful accounts	4	(51)
(Decrease) increase in inventory obsolescence reserve	(63)	70
(Gain) loss on disposal of equipment	(3)	1
Changes in operating assets and liabilities:
Accounts receivable	(1,017)	1,289
Inventories	17	(432)
Prepaid expenses and other current assets	27	(315)
Accounts payable	(584)	(435)
Employee compensation	(232)	(114)
Deferred income	1,950	32
Warranty reserve	55	(47)
Other current liabilities and accrued expenses	22	235
Net cash provided by operating activities	1,292	222

Cash flows from investing activities:
Sales of investments	—	721
Purchases of property and equipment and intangible assets	(883)	(730)
Net cash used in investing activities	(883)	(9)

Cash flows from financing activities:
Dividends paid	(1,805)	—
Proceeds from issuance of common stock under employee stock purchase plan	129	50
Proceeds from the exercise of stock options	485	97
Repurchase of common stock	—	(66)
Repurchase of common stock upon vesting of restricted stock awards	(52)	(46)
Net cash (used in) provided by financing activities	(1,243)	35

Net (decrease) increase in cash and cash equivalents	(834)	248
Cash and cash equivalents at beginning of period	9,665	8,461
Cash and cash equivalents at end of period	$8,831	$8,709

Cash paid for taxes	$30	$22
Supplemental non-cash items:
Current and non-current liabilities issued for leasehold improvements	210	—
Common stock issued for long-term liability	—	42
Accrued dividends	51	—

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

The consolidated balance sheet as of July 31, 2013, the consolidated statements of comprehensive income (loss) for the three- and nine-month periods ended July 31, 2013 and 2012, the consolidated statements of cash flows for the nine months ended July 31, 2013 and 2012 and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2012 was derived from the audited consolidated financial statements as of that date. Operating results for the three and nine months ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended at October 31, 2012.

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

The Company determined there were no events subsequent to July 31, 2013, that required recognition or disclosure in these consolidated financial statements.

Certain amounts have been reclassified in prior period details presented to conform with current period classifications. The reclassifications had no impact on total assets, shareholders’ equity or comprehensive income (loss).

(2)	Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company’s products are sold for cash or on unsecured credit terms requiring payment based on the shipment date. Credit terms can vary between customers due to many factors, but are generally, on average, 30 to 60 days. Revenue, net of discounts, is generally recognized upon shipment or delivery to customers in accordance with written sales terms. Standard sales terms do not include customer acceptance conditions, future credits, rebates, price protection or general rights of return. The terms of sales to both domestic customers and international distributors are identical, although adherence to these terms is more pervasive with domestic customers than with international distributors. In instances when a customer order specifies final acceptance of the system, revenue recognition is deferred until all customer acceptance criteria have been met. Estimated warranty obligations are recorded upon shipment. Sales and use taxes are reported on a net basis, excluding them from revenues and cost of revenues.

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years. Deferred income associated with service contracts was $4,310,000 and $2,615,000 as of July 31, 2013 and October 31, 2012, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $295,000 and $146,000 as of July 31, 2013 and October 31, 2012, respectively.

When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the sale consideration is allocated to each respective element based on the relative selling price and revenue is recognized when revenue recognition criteria for each element is met. Deferred revenue from the allocation of discounts within multiple deliverable sale agreements was $79,000 as of July 31, 2013. Consideration allocated to delivered equipment is equal to the total arrangement consideration less the selling price of installation and training. The selling price of installation and training services is based on specific objective evidence, including third-party invoices.

No customer accounted for more than 10% of revenue in the three and nine months ended July 31, 2013 and 2012.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $83,000 and $23,000 as of July 31, 2013 and October 31, 2012, respectively. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

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

Discontinued Operations

On August 28, 2012, the Company entered into several agreements with Life Time Fitness, Inc. and affiliated companies (“Life Time Fitness”) under which the Company sold and licensed to Life Time Fitness, the assets of the Company’s New Leaf business, excluding contracts and other assets related to the Company’s non-Life Time Fitness customers.

Specifically, the Company sold to Life Time Fitness New Leaf-related software and support materials, New Leaf product inventory, and New Leaf trademarks, service marks, and websites. The Company also licensed to Life Time Fitness patents and other intellectual property for use in the general wellness and health and fitness field. The Company retained all rights to use of this intellectual property in the medical field. Finally, the Company and Life Time Fitness entered into a Transition Services and Supply Agreement that runs through June 30, 2014 under which the parties will provide services to transition the New Leaf business to Life Time Fitness.

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

As a result of its August 28, 2012 sale of the New Leaf assets, the Company has eliminated all fiscal 2012 revenues and expenses associated with its New Leaf business from its statements of comprehensive income (loss) and has reported the net income from its New Leaf activities as “discontinued operations.” Revenues included in discontinued operations totaled $380,000 and $1,690,000 for the three- and nine-months ended July 31, 2012, respectively. The deferred purchase price not yet paid is included in other current assets of $235,000 and $150,000 as of July 31, 2013 and October 31, 2012, respectively, and other non-current assets of $85,000 as of October 31, 2012.

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

Total stock-based compensation expense included in the Company’s statements of comprehensive income (loss) for the three months ended July 31, 2013 and 2012 was $98,000 and $86,000, respectively, and for the nine months ended July 31, 2013 and 2012 was $332,000 and $269,000, respectively.

Stock Options

A summary of the Company’s stock activity for the nine-month periods ended July 31, 2013 and 2012 is presented in the following table:

	For the Nine Months ended
	July 31, 2013		July 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	286,072	$6.57	346,572	$6.31
Granted	5,900	6.76	—	—
Exercised	(83,700)	5.80	(27,500)	3.52
Expired or cancelled	(18,252)	6.67	(30,500)	6.43
Outstanding at end of period	190,020	$6.91	288,572	$6.57

The following table summarizes information concerning stock options outstanding as of July 31, 2013:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$2.00	1,150	0.18	1,150
5.08	9,000	2.82	9,000
5.16	30,250	2.07	30,250
6.23	24,500	0.79	24,500
6.60	14,160	1.06	14,160
6.76	5,900	9.29	—
7.79	41,500	0.18	41,500
7.86	63,560	1.25	63,560
Total	190,020	1.39	184,120

The total intrinsic value of options exercised during the three-month periods ended July 31, 2013 and 2012 was $14,000 and $1,000, respectively. The total intrinsic value of options exercised during the nine-month periods ended July 31, 2013 and 2012 was $131,000 and $54,000, respectively. The total intrinsic value of options outstanding and exercisable as of July 31, 2013 was $253,000 and $244,000, respectively, which was calculated using the closing stock price at the end of the third quarter less the option price of in-the-money options. The Company issues new shares when stock options are exercised. The Company received $485,000 and $97,000 of cash from the exercise of stock options for the nine-month periods ended July 31, 2013 and 2012, respectively. Unrecognized compensation expense related to outstanding stock options as of July 31, 2013 was $24,000 and is expected to be recognized over a weighted average period of 2.28 years.

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The expense recognized for options granted under the 2002 Plan and 2007 Plan is equal to the fair value of stock options as of the grant date. The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model for stock option grants made during the nine months ended July 31, 2013:

Options Granted November 12, 2012
Weighted average fair value of options granted	$5.33
Assumptions used:
Expected life (years)	8.30
Risk-free interest rate	0.71%
Volatility	77.72%
Dividend Yield	0.00%

a)	Expected life: For employee grants, the expected term of options granted is determined using historical data, the contractual terms of the options granted and other factors.

b)	Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

c)	Volatility: The expected volatility of the Company’s common stock is calculated by using the historical daily volatility of the Company’s stock price calculated over a period of time representative of the expected life of the options.

d)	Dividend yield: The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock and, other than the one-time special dividend the Company paid in April 2013, the Company has not historically paid any dividends.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the nine-month periods ended July 31, 2013 and 2012 is presented in the following table:

	For the Nine Months ended
	July 31, 2013		July 31, 2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	101,071	$5.23	126,852	$4.12
Granted	40,595	6.28	67,914	5.51
Vested	(49,505)	5.44	(78,229)	3.98
Forfeited	(17,667)	4.66	(6,666)	2.62
Unvested at end of period	74,494	$5.79	109,871	$5.17

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of July 31, 2013 was $340,000 and is expected to be recognized over a weighted average period of 1.42 years.

Performance Share Awards

Within his employment offer, the Company’s Chief Executive Officer has the ability to earn share awards equal to one-third of his base compensation subject to agreed operating performance criteria. On December 18, 2012, the Company’s chief executive officer was awarded 20,833 shares of Company common shares to be delivered if the Company meets specific fiscal 2013 financial targets and the officer meets certain performance objectives. The officer is not entitled to rights of ownership and shares are not regarded as outstanding until delivered. These shares are valued at $117,000, with $(9,000) and $43,000 recognized as a (benefit) expense in the three- and nine-month periods ended July 31, 2013, leaving up to $74,000 that may be amortized in the remaining quarter of fiscal 2013. For the three- and nine-month periods ended July 31, 2012, the Company made no provision for expense related to performance share grants, as it was not probable that the shares would be awarded based on expected prior year results.

The Company has also issued performance share awards to non-employee consultants. These awards are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The value of stock awards to non-employees remains variable until performance criteria have been achieved, when individual share groups to be granted vest, establishing the value of each group over the dates that its related performance criteria was completed. Under variable accounting, amounts are expensed in relation to the shares expected to be granted over the performance period, with value of those whose performance criteria has been met at the market value on the date earned and value of all others marked to market as of the reporting date. As of July 31, 2013, of the 19,064 shares available to be issued, 10,644 shares were estimated as earned with an aggregate market value fixed at $79,000. Expense (benefit) under this agreement for the three-month periods ended July 31, 2013 and 2012 was $25,000 and $(1,000), respectively and for the nine-month periods ending July 31, 2013 and 2012 was $40,000 and $14,000, respectively.

Employee Stock Purchase Plan

The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended July 1, 2012 to increase shares available for sale by 100,000 shares, (“Purchase Plan”) allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to certain eligibility requirements. Under the Purchase Plan participating employees may purchase the Company’s common stock on a voluntary after tax basis. Employees may currently purchase the Company’s common stock at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2012 and June 30, 2013, employees purchased 13,884 shares at a price of $4.85 per share and 12,195 shares at a price of $5.01 per share, respectively. As of July 31, 2013, the Company has withheld approximately $11,000 from employees participating in the phase that began on July 1, 2013. As of July 31, 2013, 112,310 shares of common stock were available for future purchase under the Purchase Plan.

The following table presents the statements of comprehensive income (loss) classification of pre-tax stock-based compensation expense recognized for the three- and nine-month periods ended July 31, 2013 and 2012:

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2013	2012	2013	2012
Cost of revenues	$2	$1	$5	$3
Selling and marketing	17	14	49	29
General and administrative	78	63	274	211
Research and development	1	8	4	26
Stock-based compensation expense	$98	$86	$332	$269

The table above includes benefits reclassified to discontinued operations from selling and marketing totaling $0 and $(4,000) for the three- and nine-month periods ended July 31, 2012, respectively.

Tax Impact of Stock-Based Compensation

The Company reports the benefits of tax deductions in excess of recognized stock-based compensation expense on the consolidated statement of cash flows as financing cash flows. For the nine-month periods ended July 31, 2013 and 2012, there were no excess tax benefits.

(4)	Inventories

Inventories consisted of the following as of July 31, 2013 and October 31, 2012:

(In thousands)	2013	2012
Raw materials	$2,100	$1,762
Work-in-process	317	220
Finished goods	1,479	1,868
	$3,896	$3,850

(5)	Intangible Assets

Intangible assets consisted of the following as of July 31, 2013 and October 31, 2012:

(In thousands)	2013	2012
Intangible assets:
Developed technology	$6,852	$6,806
Trademarks	61	61
Software	560	—
Capitalized software in progress	1,364	1,305
	8,837	8,172
Less: accumulated amortization	(6,766)	(6,680)
	$2,071	$1,492

The intangible assets related to developed technology, patents and trademarks are being amortized using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. At October 31, 2012, we had not yet amortized any capitalized software costs because the software had not been released for use. During the quarter ended January 31, 2013, the Company introduced Breeze WebReview software and began amortizing the related capitalized software costs using a five-year life. Total amortization expense was $33,000 and $86,000 for the three- and nine-month periods ended July 31, 2013, respectively, and $112,000 and $329,000 for the three- and nine-month periods ended July 31, 2012, respectively. Of the total, amortization expense related to software costs of $28,000 and $70,000 is included in cost of equipment, supplies and accessories revenues for the three- and nine-month periods ended July 31, 2013, respectively.

Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets placed in service as of July 31, 2013 is as follows:

(In thousands)	Amortization
Three months ending October 31, 2013	$33
2014	134
2015	133
2016	133
2017	117
2018	14
$564

The above table does not include estimated amortization expense for patents not yet placed into service totaling $143,000, included in “Developed technology,” or for capitalized software costs of $1,364,000 that are not yet placed into service. We capitalized software development costs of $153,000 and $216,000 during the three-month periods ended July 31, 2013 and 2012, respectively, and $619,000 and $576,000 during the nine-month periods ended July 31, 2013 and 2012, respectively. Upon completion of this development project, we expect to amortize the software over seven years.

(6)	Warranty Reserve

Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment subject to warranty and the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on the type of equipment. Warranty provisions and claims for the nine-month periods ended July 31, 2013 and 2012 were as follows:

(In thousands)	2013	2012
Balance, beginning of period	$91	$141
Warranty provision based on units sold	157	139
Periodic reserve adjustments	134	8
Warranty claims	(236)	(194)
Balance, end of period	$146	$94

(7)	Net Income (Loss) per Share

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

The Company had unexpired options for the purchase of its common shares and unvested restricted and performance stock awards at July 31, 2013 and 2012 of 285,347 and 423,533 shares, respectively.

Shares used in the net income (loss) per share computations are as follows:

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2013	2012	2013	2012
Weighted average common shares outstanding - basic	4,015	3,847	3,945	3,808
Dilutive effect of stock options and unvested restricted shares	68	—	64	—
Weighted average common shares outstanding - diluted	4,083	3,847	4,009	3,808

As a result of the net loss in the three and the nine months ended July 31, 2012, the outstanding stock options and unvested restricted stock shares were considered antidilutive and, therefore, were excluded from diluted loss per share for those periods. Antidilutive shares excluded from the three and the nine months ended July 31, 2013 calculation totaled 112,160 and 151,555, respectively.

(8)	Income Taxes

The Company has recorded a provision for income tax expense of $17,000 and $7,000 for the three-month periods ended July 31, 2013 and 2012, respectively, and $31,000 and $21,000 for the nine-month periods ended July 31, 2013 and 2012, respectively. The increased provisions for the periods ended July 31, 2013 reflect estimates for federal alternative minimum taxes.

As of October 31, 2012, the reserve for uncertain tax positions was $42,000, increasing to $44,000 as of July 31, 2013. The entire amount of the reserve is related to uncertainties regarding income tax nexus with various states in which the Company operates. Included in the reserve is $18,000 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

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

The Company has federal net operating loss (“NOL”) and general business tax credit carry forwards; however, the utilization of these tax loss and tax credit carry forwards is limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of an IRS-deemed change in ownership that occurred in the fourth quarter of fiscal 2006. The Company estimates that the amount of federal NOL carry forward from October 31, 2012 that is not limited is approximately $14.5 million. These loss carry forwards will expire in years 2018 through 2032. Additionally, the Company has concluded that all general business credit carry forwards are limited and not available for use in future years. The Company also has $109,000 of alternative minimum tax credit carry forwards that do not have expiration dates. The alternative minimum tax credit carry forwards are limited by IRC §383, but their ultimate use is not affected since these do not expire.

The Company has recorded a full valuation allowance against its net deferred tax asset based on its belief that it was more likely than not that the asset would not be realized in the future. Although this determination was made in a prior fiscal year, it is still applicable as of July 31, 2013, and the Company will continue to assess the need for a full valuation allowance in future quarters. Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $0.9 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

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

The following table reconciles activity for accrued separation expenses for the following periods.

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2013	2012	2013	2012
Balance, beginning of period	$129	$195	$343	$117
Severance incurred during the period	—	128	56	344
Severance payments	(81)	(144)	(351)	(282)
Balance, end of period (included in employee compensation accrual)	$48	$179	$48	$179

(10)	Segment Reporting

The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales from continuing operations by geographic area are shown in the following table.

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2013	2012	2013	2012
Revenues from unaffiliated customers:
United States	$6,309	$5,637	$17,905	$15,230
Americas	784	329	2,016	1,298
Europe, Middle East, Africa	528	533	1,487	1,376
Asia Pacific	307	396	1,091	1,022
	$7,928	$6,895	$22,499	$18,926

(11)	Litigation

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

Total revenues for the fiscal third quarter of 2013 were $7.9 million, an increase of 15% from $6.9 million in 2012. Operating expenses for the fiscal third quarter of 2013 were $3.7 million, a decrease of 7% from the same period in 2012. Net income for the three months ended July 31, 2013 was $652,000, or $0.16 per basic and diluted share, compared to a net loss of $(133,000), or $(0.03) per basic and diluted share, for the same period in 2012.

Results of Operations

The following table contains selected information from our historical consolidated statements of comprehensive income (loss), expressed as a percentage of revenue:

	Three Months ended July 31,		Nine Months ended July 31,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.6	46.3	44.8	45.7
Gross margin	55.4	53.7	55.2	54.3
Operating Expenses
Selling and marketing expenses	27.1	30.9	28.3	29.4
General and administrative expenses	12.3	13.2	16.0	15.8
Research and development expenses	7.5	11.9	8.3	13.0
Amortization of intangibles	0.1	1.6	0.1	1.7
Total operating expenses	47.0	57.6	52.7	59.9
Operating income (loss)	8.4	(3.9)	2.5	(5.6)
Interest income	—	—	—	0.1
Provision for taxes	(0.2)	(0.1)	(0.2)	(0.1)
Income (loss) from continuing operations	8.2	(4.0)	2.3	(5.6)
Income from discontinued operations	—	2.1	—	1.4
Net income (loss)	8.2%	(1.9)%	2.3%	(4.2)%

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

Quarterly Comparisons of Operations

The following paragraphs discuss the Company’s performance for the fiscal three-month periods ended July 31, 2013 and 2012.

Revenues

Total revenues from continuing operations for the three months ended July 31, 2013 increased 15% compared to the same period in fiscal 2012. Domestic revenue for the three months ended July 31, 2013 increased by 12%, primarily related to strong pulmonary equipment sales. International revenue increased by 29% from prior year period levels, primarily from the stronger performance in the Canadian and Latin American regions.

Gross Margin

Gross margin percentage for the three months ended July 31, 2013 was 55.4%, increased from 53.7% in the same period in 2012. Volume increases from revenue growth drove most of this increase, with additional support due to product mix, higher average selling prices for domestic pulmonary equipment and higher service margins. Gross margin for equipment, supplies and accessories was 52.3% for the quarter, compared to 51.8% in the prior year’s quarter. Gross margin for services increased to 70.8% for the quarter, compared to 65.3% for the prior year’s quarter primarily as a result of improved pricing and service mix. We expect that combined gross margin levels will continue in the mid-50% range for the remaining fiscal 2013 quarter.

Selling and Marketing

Selling and marketing expenses increased by 1% to $2.2 million for the three months ended July 31, 2013 from $2.1 million for the comparable period of fiscal 2012. Expenses as a percent of revenues decreased to 27.1%, compared to 30.9% for the same period last year. Expenses increased primarily due to increased selling commissions and group purchasing organization fees of $166,000, attributable to the 15% increase in revenues, increased travel, trade shows and meetings expenses of $39,000, and increased costs of new sales management tools of $26,000, offset by net personnel cost and incentive compensation decreases of $199,000.

General and Administrative

General and administrative expenses for the three months ended July 31, 2013 increased by 7%, or $60,000, to $1.0 million compared to $0.9 million in 2012. Expenses as a percent of revenues decreased to 12.3%, compared to 13.2% for the same period last year. Much of the increase is due to the current year cost accruals versus prior year cost reversals resulting in increases of $40,000 and $23,000 related to consultant stock-based incentive accruals and travel costs, respectively.

Research and Development

Research and development expenses for the three months ended July 31, 2013 decreased by 28%, or $234,000, to $0.6 million compared to $0.8 million in the comparable period in fiscal 2012. Expenses as a percent of revenues decreased to 7.5%, compared to 12.0% for the same period last year. The decrease resulted primarily from $249,000 of reduced net personnel and consulting expenses and stock-based compensation costs, as consultants were replaced by full-time, internal personnel and executive personnel costs were reduced. These savings were partially offset by a $31,000 net increase in project-related costs from the Company’s expansion of its investment in new product hardware and software development. Internal software development costs capitalized totaled $153,000 and $216,000 in the three months ended July 31, 2013 and 2012, respectively.

Amortization of Intangibles

Amortization of patent and developed technology costs was $5,000 and $112,000 for the three months ended July 31, 2013 and 2012, respectively. The developed technology costs, which were attributed to “fresh-start” accounting in connection with the Company’s 2002 emergence from bankruptcy, were fully amortized as of October 31, 2012. Ongoing amortization relates to patent assets.

The Company began amortizing capitalized software development costs as its Breeze WebReview software was released to the market in mid-December 2012. The amortization of software development assets is included in the cost of equipment revenues due to the direct relationship to equipment units sold.

Nine Month Comparisons of Operations

The following paragraphs discuss the Company’s performance for the fiscal nine-month periods ended July 31, 2013 and 2012.

Revenues

Total revenues from continuing operations for the nine months ended July 31, 2013 increased 19% compared to the same period in fiscal 2012. Domestic revenue for the nine months ended July 31, 2013 increased by 17.6%, primarily related to strong pulmonary equipment sales. International revenue increased by 24.3% from prior year period levels, including contributions from all regions.

Gross Margin

Gross margin percentage for the nine months ended July 31, 2013 increased to 55.2% from 54.3% for the same 2012 period. Volume increases from revenue growth drove most of this increase, with a favorable effect from product and pricing mix attributed to the growth of the Company’s domestic pulmonary equipment business, as well as higher service margins. Gross margin for equipment, supplies and accessories was 52.1% for the first nine months, compared to 51.9% for the first nine months of the prior year. Gross margin for services increased to 70.7% for the first nine months, compared to 65.9% for the first nine months of the prior year, due primarily to improved pricing and service mix.

Selling and Marketing

Selling and marketing expenses increased by 15% to $6.4 million for the nine months ended July 31, 2013 from $5.6 million for the comparable period of fiscal 2012. Expenses as a percent of revenues decreased to 28.3%, compared to 29.4% for the same period last year. Expenses increased primarily due to increased selling commissions and group purchasing organization fees of $529,000, increased travel, trade show and sales meeting expenses of $126,000, telemarketing cost increases of $113,000 and increased costs of new sales management tools of $84,000.

General and Administrative

General and administrative expenses for the nine months ended July 31, 2013 increased by 21%, or $617,000, to $3.6 million compared to $3.0 million in 2012. Expenses as a percent of revenues increased to 16.0%, compared to 15.8% for the same period last year. Much of the increase is due to the current year cost accruals versus prior year cost reversals. Management incentive accruals increased $166,000, compared to no expense for management incentives for the same period last year. Stock-based performance awards for management and non-employee consultants increased by $137,000 for fiscal 2013. Bad debt provisions increased $71,000, primarily related to foreign distributor receivables. The current year expense increase also included $267,000 related to corporate development initiatives.

Research and Development

Research and development expenses for the nine months ended July 31, 2013 decreased by 24%, or $577,000, to $1.9 million compared to $2.5 million in the comparable period in fiscal 2012. Expenses as a percent of revenues decreased to 8.3%, compared to 13.0% for the same period last year. The decrease resulted primarily from $732,000 of reduced net personnel and consulting expenses and stock-based compensation costs, as consultants were replaced by full-time, internal personnel and executive personnel costs were reduced. These savings were partially offset by a $162,000 net increase in project-related costs from the Company’s expansion of its investment in new product hardware and software development. Internal software development costs capitalized totaled $619,000 and $576,000 in the nine months ended July 31, 2013 and 2012, respectively. For the nine months ending July 31, 2013, the Company has invested approximately $1.3 million in new research and project development initiatives to ensure that its future product pipeline remains robust.

Amortization of Intangibles

Amortization of patent and developed technology costs was $16,000 and $329,000 for the nine months ended July 31, 2013 and 2012, respectively. The developed technology costs, which were attributed to “fresh-start” accounting in connection with the Company’s 2002 emergence from bankruptcy, were fully amortized as of October 31, 2012. Ongoing amortization relates to patent assets.

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

The Company recorded $17,000 and $7,000 of income tax expense for the three-month periods ended July 31, 2013 and 2012 and $31,000 and $21,000 of income tax expense for the nine-month periods ended July 31, 2013 and 2012, respectively. The income tax expense includes state income tax expenses and minimum fees and increases in reserves for uncertain tax positions, as well as anticipated federal alternative minimum taxes in fiscal 2013 periods.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly-owned Medical Graphics Corporation subsidiary.

The Company had cash and cash equivalents of $8.8 million and working capital of $13.6 million as of July 31, 2013. During the nine months ended July 31, 2013, the Company generated $1,292,000 in cash from operating activities, with $1,054,000 generated before changes in working capital items. Accounts receivable increased $1,017,000, while days sales outstanding (“DSO”), which measures how quickly receivables are collected, increased by 14 days to 76 days from October 31, 2012 to July 31, 2013. As a result of extended terms for several large first-half sales transactions, days sales outstanding are expected to remain modestly above historic levels for the remainder of the year. Inventory decreased by $17,000, as days of inventory on hand decreased to 99 days as of July 31, 2013, 13 days less than at July 31, 2012. The most significant increase for cash provided by operating activities was the expansion of deferred revenues by $1,950,000 over the nine months, due to increased sales of extended service agreements and multiple-deliverable agreements entered into during the period. The accounts payables balance decreased by $584,000. Employee compensation accruals as of July 31, 2013 were $232,000 lower than October 31, 2012 levels, reflecting the net of payments of accrued separation and accruals of employee incentive compensation costs since year end.

During the nine months ended July 31, 2013, the Company used $883,000 in cash to purchase property, equipment and intangible assets. The Company has no material commitments for capital expenditures for remainder of fiscal year 2013. In conjunction with the home office facilities lease extension during fiscal 2012, the landlord agreed to fund renovations of leasehold improvements. That work began in the first quarter of fiscal year 2013, with leasehold improvements and construction in progress as of July 31, 2013 increasing $210,000 which was recorded as a noncash asset addition, with related offsets included in other current liabilities and long-term deferred income and other of $70,000 and $140,000, respectively. The Company’s 2013 operating plans include costs of advancing the migration of the Company’s software platform for its products to a next-generation software platform, including expensed development efforts and capitalized costs for the production software. In fiscal 2012, the Company sold $721,000 of high grade investment securities, invested primarily in United States Treasury instruments and fully insured bank certificates of deposit.

Cash was generated in fiscal 2013 and 2012 through July 31, of the respective years within financing activities, mostly related to share issuances under employee stock benefit programs (including share purchases within option plans and the employee stock purchase plan), offset by amounts paid for share withholding to support statutory minimum income tax withholding requirements. Current and former employees and directors have exercised stock purchase options or participated in the Employee Stock Purchase Plan and this activity provided $614,000 of additional cash in the 2013 fiscal period.

In the fiscal 2013 second quarter, the Company declared and paid $1,805,000 in a special one-time dividend. Approximately $51,000 remains to be paid concurrent with the expected vesting of outstanding restricted share awards, as well as CEO and consultant performance share arrangements.

During 2011, the Board of Directors authorized the repurchase of up to $3 million of Company common stock. In the nine-month periods ended July 31, 2013 and 2012, the Company used $0 and $66,000, respectively, for stock repurchases. As of July 31, 2013, $2,735,000 of the share repurchase authorization remains available. The current program expires on October 31, 2013.

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

The Company’s Board of Directors will continue to review and assess the Company’s capital position and working capital and capital resource needs. If the Board determines that the Company’s capital exceeds the amount necessary to enable it to meet its working capital and liquidity needs, as well as to retain a reasonable cushion for contingencies and strategic opportunities, then Company will consider various options for increasing shareholder value, including, but not limited to, purchasing its own shares in the open market and in privately negotiated transactions and or paying cash dividends.

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

Our actual results may differ materially depending on a variety of factors including:

•	national and worldwide economic and capital market conditions, including the continuing uncertainty in the European market;
•	continuing cost-containment efforts in our hospital, clinic and office markets;
•	our ability to remain as a qualified provider for group purchasing organizations (GPOs), thereby ensuring continued access to customers and markets, increasing our sales potential to expanded numbers of companies that are members of these groups;
•	the fact that we may incur lower margins and higher selling expenses in our expanded GPO sales;
•	any changes in medical reimbursement that may result from national healthcare reform;
•	the effect that the 2.3% medical devise tax that went into effect on January 1, 2013 continues to have on our revenues or operating results;
•	our ability to develop new and improved cardiorespiratory diagnostic products and services and sell these products and services into existing and new markets;
•	the success of our MGC Diagnostics rebranding and repositioning efforts;
•	our ability to complete our software development initiatives and migrate our software platform to next-generation technology;
•	our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations that will enable us to increase revenues and profitability as opportunities develop;
•	our ability to expand our international revenue through our distribution partners;
•	our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future;
•	our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures;
•	our dependence on third-party vendors;
•	the ability of our senior management to develop and implement a successful strategic plan; and
•	our ability to successfully indentify cardiorespiratory products and services for acquisition, complete the acquisition of these products and services and profitably integrate them into our operations.

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

(b) Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended July 31, 2013, the Company repurchased shares of its common stock, as follows.

Issuer Purchases of Equity Securities(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 1-31, 2013	None	$—	—
June 1-30, 2013	None	$—	—
July 1-31, 2013	None	$—	—
Total in the quarter	None	$—	—
Program to date		$4.49	58,166	2,735,000

(1)On April 15, 2011, the Company announced that its Board of Directors had authorized an extension to its stock repurchase program under which MGC Diagnostics may repurchase up to an additional $2.0 million of its outstanding shares of common stock in the open market or in privately negotiated transactions, over a twelve-month period ending July 31, 2012. On May 26, 2011, the Company announced this amount had been increased to $3.0 million. The current program expires on October 31, 2013.

The Company’s Board of Directors will continue to review its working capital and capital resource needs and assess the Company’s capital position. If the Board determines that the Company’s capital exceeds the amount necessary to enable it to meet its working capital and liquidity needs, as well as to retain a reasonable cushion for contingencies and strategic opportunities, then Company will consider various options for increasing shareholder value, including, but not limited to, purchasing its own shares in the open market and in privately negotiated transactions and or paying cash dividends. See “Management Discussion and Analysis of Result of Operation and Liquidity and Capital Resources.”

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements and (vi) document and entity information.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGC DIAGNOSTICS CORPORATION
(Registrant)

September 13, 2013
	By:	/s/ Gregg O. Lehman
Gregg O. Lehman President and Chief Executive Officer

September 13, 2013
	By:	/s/ Wesley W. Winnekins
Wesley W. Winnekins Chief Financial Officer

