Form 10-K
period 2013-10-31
MGC DIAGNOSTICS Corp
filed 2014-01-28
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended October 31, 2013.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐    No  ☒

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $28,582,000 as of April 30, 2013, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $7.00 per share.

As of January 16, 2014, the Company had outstanding 4,210,863 shares of Common Stock, $0.10 par value.

Documents Incorporated by Reference:          Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on March 20, 2014 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

          Unless the context requires otherwise, references in this Form 10-K to “MGC,” “MGC Diagnostics” or the “Company” means MGC Diagnostics Corporation, while references to “Medical Graphics” refer to Medical Graphics Corporation, a wholly-owned subsidiary of MGC Diagnostics Corporation. MGC Diagnostics and Medical Graphics are collectively referred to as the “Company.” In August 2012, the Company changed its name from Angeion Corporation to MGC Diagnostics Corporation.

Overview

          MGC Diagnostics Corporation (the “Company”) is a global medical technology company dedicated to cardiorespiratory health solutions. The Company designs, markets and sells non-invasive cardiorespiratory diagnostic products through its Medical Graphics Corporation subsidiary under the MGC Diagnostics brand and trade name. During fiscal 2012, the Company introduced MGC Diagnostics as the brand name of preference and is increasingly replacing the references to MedGraphics and Medical Graphics brand and tradenames. The Company’s product portfolio provides solutions for disease detection, integrated care, and wellness across the cardiorespiratory healthcare spectrum. The Company sells its products internationally through distributors and in the United States through a direct sales force targeting specialists located in hospitals, university-based medical centers, medical clinics, physician offices, pharmaceutical companies, medical device manufacturers, and clinical research organizations (“CROs”). The Company’s cardiorespiratory diagnostic products have a common functional testing platform — the measurement of air flow and respiratory pressures and, in most cases, the analysis of inhaled and exhaled gases such as oxygen and carbon dioxide. Consequently, the Company operates in a single industry segment: the research, development, manufacture and marketing of non-invasive cardiorespiratory diagnostic products.

          The Company had revenues from continuing operations of $31.6 million and operating income of $1.34 million for the year ended October 31, 2013. Domestic product sales and service revenue accounted for 80.5% of fiscal 2013 revenue while international product sales accounted for the remaining 19.5%. Revenue consists of equipment, supply and accessory sales as well as service revenue. Equipment, supply and accessory sales reflect sales of non-invasive cardiorespiratory diagnostic equipment and aftermarket sales of peripherals, software, supplies and additional training. Service revenue consists of revenues from extended service contracts and non-warranty services.

          Prior to August 28, 2012, the Company marketed and sold some of its gas exchange systems together with other consumable products under the New Leaf brand to consumers through health and fitness clubs, personal trainers, corporate health and weight loss centers, and other retail and service outlets. On August 28, 2012, the Company entered into several agreements with Life Time Fitness, Inc. and affiliated companies (“Life Time Fitness”) under which the Company sold and licensed to Life Time Fitness, the assets of the New Leaf business, excluding contracts and other assets related to the Company’s non-Life Time customers. Pursuant to these agreements, the Company will provide transition services to Life Time Fitness through June 30, 2014 and will continue to provide some goods and services to its other New Leaf customers until June 30, 2014. These services are not material to fiscal 2013 operations and expected fiscal 2014 operations.

General

          MGC Diagnostics designs and markets non-invasive cardiorespiratory diagnostic products that have a wide range of applications within cardiorespiratory healthcare.

          Healthcare professionals use these cardiorespiratory diagnostic products to assess the cause and degree of severity for shortness of breath and lung diseases such as asthma, emphysema and bronchitis (each are forms of Chronic Obstructive Pulmonary Disease or “COPD”), and to manage related treatment. Through breath-by-breath analysis, some of the Company’s cardiorespiratory diagnostic products measure level of disability and functional capacity to help physicians diagnose and treat heart diseases such as heart failure and coronary disease. The Company also sells its cardiorespiratory diagnostic products and services to clinical research customers for use in drug and device clinical trials both in the United States and internationally. Other health professionals use the Company’s cardiorespiratory diagnostic products to measure calorie consumption and to prescribe safe and effective exercise in rehabilitation, obesity management, general fitness, and athletic performance. These applications operate by measuring air flow and the concentrations of inhaled and exhaled gases such as oxygen and carbon dioxide while a person is at rest, or exercising on a bike or treadmill. This assessment of gases and air flow can also be used to determine nutritional requirements of critically-ill patients in a hospital intensive care unit (“ICU”).

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

          As noted above, the Company also had sold some of its gas exchange products together with other consumable products under the New Leaf brand to consumers through health and fitness clubs, personal trainers, corporate health and weight loss centers, and other retail and service outlets. On August 28, 2012, the Company entered into several agreements with Life Time Fitness under which the Company sold and licensed to Life Time Fitness the assets of the New Leaf business, excluding contracts and other assets related to the Company’s non-Life Time customers. For additional details, see “Note 3 – Sale of Discontinued Operations” regarding the New Leaf brand. The Company will continue to provide goods and services related to its former New Leaf product line to Life Time Fitness and its non-Life Time Fitness customers until June 30, 2014. These services are not material to fiscal 2013 operations and expected fiscal 2014 operations.

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

•

Complete Pulmonary Function Ultima PF. The Ultima PF SeriesTM is MGC Diagnostics’ complete pulmonary function system. The Ultima PF pulmonary function system, which is available as a desktop or cart-mounted system, performs spirometry, non-invasive measurement of an individual’s total lung capacity, respiratory mechanics and diffusing capacity, and the ability to transfer oxygen across the lungs into and out of the bloodstream.

•

Body Plethysmograph Products. The Platinum Elite SeriesTM comprises MGC Diagnostics’ body plethysmograph products. A body plethysmograph is an enclosed metal and clear acrylic chamber that provides a sensitive method for measuring chest wall movement. The patient sits inside the enclosure and undergoes diagnostic pulmonary function tests. MGC Diagnostics’ Platinum Elite Series design minimizes patient anxiety and discomfort while maximizing accuracy. The system’s design optimizes patient comfort with a clear-view acrylic enclosure and allows testing of a broad population, including pediatric patients and individuals in wheelchairs.

The Platinum Elite Series is available in two primary configurations:

–

Platinum Elite DL. The Platinum Elite DLTM body plethysmograph performs spirometry, measuring the total volume of air in the lung and resistance to airflow in the airways of the person’s lungs. It also performs the diffusion test in the same manner as the Ultima PF pulmonary function system, described below.

–	Platinum Elite DX. The Platinum Elite DXTM body plethysmograph performs all the same tests as a Platinum Elite DL, and adds an additional lung volume measurement.

          In fiscal 2012, the Company introduced modified versions of the Ultima PF, Platinum Elite DL and Platinum Elite DX, each of which includes real time diffusion (“RTD”) technology. The Company is the only competitor in the market to offer Gas Chromatography and RTD technology in its product line. This allows the Company to expand its customer base by selling to its current customers as well as converting accounts that have products from other manufacturers. Giving customers the choice of either technology enables the Company to capture more market share.

          All MGC Diagnostics’ pulmonary function products use the proprietary preVent® flow sensor, a disposable/cleanable flow sensor that eliminates concern over the transmission of infectious diseases. The preVent flow sensor gives all MGC Diagnostics products the capability to perform spirometry testing to measure the flow rates, capacities and mechanical properties of the lung. MGC Diagnostics’ pulmonary function products use a proprietary “expert system,” Pulmonary ConsultTM, to aid physicians in the interpretation of test results.

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

Gas Exchange Testing Products

          MGC Diagnostics’ cardiopulmonary exercise (“CPX” or “CPET”) testing products measure functional capacity, fitness or conditioning levels, evaluate prognostic criteria for surgical procedures as well as help physicians diagnose heart and lung diseases. These products operate by measuring the volume of air and concentrations of oxygen and carbon dioxide as they enter and leave the lungs while an individual exercises on a machine such as a bike or treadmill.

          The Ultima CPX metabolic stress testing products measure each breath using a proprietary breath-by-breath methodology and the same proprietary preVent flow sensor as the pulmonary function products. These cardiopulmonary exercise products include an oxygen analyzer, a carbon dioxide analyzer and gas sampling and data reporting, including the Company’s Exercise Consult physician interpretation technology, a proprietary expert system to assist physicians in their evaluation of the information obtained from cardiopulmonary exercise assessments.

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

The Ultima Series is sold in the following different configurations:

•

The Ultima CPX metabolic stress testing system is a basic exercise testing system that measures an individual’s fitness level while exercising and measures an individual’s ability to perform work (functional capacity) or activities of daily living. The Ultima CPX can also be used in conjunction with other manufacturers’ stand-alone electrocardiogram (“ECG”) products that measure heart functions.

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

•

The VO2000 metabolic measurement system is a portable/ambulatory version that can transmit data via telemetry. In addition to uses for exercise and nutritional requirements, these portable and wearable products allow assessment of work capacity in occupational medicine and physical therapy as well as field training of amateur and elite athletes. The reconfigured VO2000 technology platform will be limited to medical field applications, as a result of the licensing agreement in conjunction with the sale of the Company’s discontinued operations.

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

Electronic Medical Records Interfaces

          The Company offers BreezeConnectTM HL7 interface technology software, installation and support for communications interfaces to achieve interoperability between the Company’s products and the electronic medical records systems that are being developed and placed into use in hospital and clinical settings. Electronic medical record systems are designed to facilitate more complete, rapid transmission of patient and test results between the core patient care and management systems and equipment. These patient information management systems are intended to improve quality of care and reduce operating costs through improved accuracy, timeliness and efficiency of records management and are becoming more broadly accepted as the products that will facilitate accomplishment of the efficiencies demanded from future healthcare systems.

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

          The Company believes competition based on price will continue to be an important factor in customer purchasing patterns as a result of healthcare cost containment pressures in the health care industry. In addition, a number of industry participants and associations increasingly rely on group purchasing organizations (“GPOs”) in the effort to contain healthcare costs. During fiscal 2010 through 2012, the Company became a qualified provider for several of the larger domestic GPOs to ensure continued access to our market and to efficiently increase our sales to expanded numbers of companies using these buying groups. Our relationship with these GPOs is continuing and can provide us with additional exposure to customers whose relationships with the GPO precluded past relationships with them. As the numbers of purchasers aligning with these GPOs have increased, the percentage of our revenues attributable to GPO sales has increased as well.

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

          Outside the United States, MGC Diagnostics markets its products through a network of independent distributors. During fiscal 2013, MGC Diagnostics used approximately 49 distributors to sell its products into approximately 45 countries. These distributors typically carry a select inventory of MGC Diagnostics products and sell those products in specific geographic areas, generally on an exclusive basis. International revenues accounted for 19.5% of total revenue for each of the years ended October 31, 2013 and 2012, respectively. All of the Company’s international sales are made on a United States dollar-denominated basis to distributors.

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

          Other Company marketing initiatives include educational seminars, print advertisements, direct mail, telemarketing and e-marketing campaigns through the (www.mgcdiagnostics.com) web site. GPOs have become increasingly present in our market as hospitals work to streamline their supply chain. Vendors can become accredited by the GPO, which can facilitate the selling process. During fiscal 2012, MGC Diagnostics partnered with the GPO Health Trust adding to our existing our relationships. The Company now has a relationship with all major GPOs, including Amerinet, HealthTrust, MedAssets (Broadlane), Premier Purchasing, Novation, and the Government Services Administration (“GSA”). Sales associated with GPO relationships were $17.2 million and $12.2 million in fiscal 2013 and 2012, respectively.

Research and Development

          In 2013, MGC Diagnostics continued to develop new products and implemented product improvements designed to enhance product reliability and improve margins. The Company’s research and development initiatives are targeted for hospitals, clinics and physician’s offices. An integral component of the Company’s future growth strategy is the development and introduction of additional new products and complementary software.

          Research and development expenses were $2.2 million and $3.2 million for the years ended October 31, 2013 and 2012, respectively. Fiscal 2013 and 2012 expenditures included costs of the Company’s initiative to migrate its products’ operating software to a next-generation platform including added functionality and flexibility, providing the foundation for a future product pipeline of new integrated patient care and consumer health programs. In December 2012, the Company introduced the first product outgrowth from this effort, BreezeSuite WebReview, which enables remote access and review of test results. This initiative has continued into fiscal 2014.

          In addition to research and development amounts expensed, the Company's fiscal 2013 and 2012 internal investments included costs that were capitalized and will be amortized as the Company completes its software development and puts the products into service. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Research and Development.

Intellectual Property

          Patents and trademarks are critical in the medical device industry. The Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs. The Company also relies upon trade secrets and proprietary know-how.

          The Company relies on a combination of patent, trademark and trade secret laws to establish proprietary rights in its products. MGC Diagnostics currently holds 11 United States patents, with 2 patents pending, and is actively developing and obtaining additional patents. These patents cover the various aspects of MGC Diagnostics’ core technologies, ranging from gas analysis, pressure and flow measurement to methods of analyzing cardiorespiratory data and expert system software. In addition, MGC Diagnostics has a number of foreign patents with respect to technologies covered by its United States patents.

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

          MGC Diagnostics also owns registered trademarks and has applied for other trademarks in the U.S. and certain foreign countries. MGC Diagnostics owns and actively enforces an array of related copyrights and trademarks. These include BreezeConnect™ HL7 interface technology, BreezeSuite WebReview™ physician review software, Platinum Elite™ body plethysmograph, RTD™ real-time diffusion, Ultima™ CardiO2® gas exchange analysis system, Ultima CPX™ metabolic stress testing system and Ultima PF™ pulmonary function system, among others, as well as various logos.

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

          As Class II devices, the Company’s domestic sales of its registered devices became taxable when the Health Care and Education Reconciliation Act of 2010 (in conjunction with the Patient Protection and Affordable Care Act, Public Law 111-152) added section 4191, Medical Devices for sales subsequent to December 31, 2012. This excise tax is levied at a rate of 2.3% of the relevant sales price of the products.

          Class II Requirements. Section 510(k) of the Act requires individuals or companies manufacturing medical devices intended for use with humans to file a notice with the FDA at least 90 days before introducing a product not exempted from notification requirements into the marketplace. The notice (a “510(k) Notification”) must state the class in which the device is classified and the action taken to comply with performance standards or pre-market approval that may be needed if the device is a Class II or Class III device, respectively. Under Section 510(k), a medical device can be marketed if the FDA determines that the device is substantially equivalent to similar devices marketed prior to May 28, 1976. In the past, MGC has filed notifications with the FDA of its intent to market its products pursuant to Section 510(k) of the Amendments. The FDA subsequently cleared these products for commercial sale and MGC is now marketing the devices under Section 510(k). The action of the FDA does not, however, constitute FDA approval of the Company’s products or pass upon their safety and effectiveness.

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

          Regulation by Foreign Governments. The Company’s products are also subject to regulation similar to that of the FDA in various foreign countries. ISO 13485:2003 certification indicates that a company’s development and manufacturing processes comply with standards for quality assurance and manufacturing process control. CE Certification evidences a company’s compliance with the requirements of the Medical Device Directive 93/42/EEC Annex II and allows it to affix the “CE Mark” to its products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union (“EU”) countries. Since June 1998, medical devices cannot be sold in EU countries unless they display the CE Mark. Medical Graphics received ISO 13485 certification for its development and manufacturing processes in 1998 and has passed annual surveillance and recertification audits, the most recent of which was September 2013. MGC has achieved CE certification for its primary cardiopulmonary testing products. We cannot ensure, however, that MGC will be able to obtain regulatory approvals or clearances for our products in foreign countries. In addition to compliance with ISO 13485 certification, the Company’s products also meet Part I of the Medical Device Requirements for Canada and the Medical Device Directive 93/42/EEC Annex II.

Employees

          As of January 16, 2014, the Company had 121 full-time employees. No employees are represented by a collective bargaining agreement and the Company has not experienced any work stoppage. Management believes that relations with its employees are good.

Executive Officers of the Registrant

          The executive officers of the Company and their ages at January 16, 2014, were as follows:

          Gregg O. Lehman, Ph.D. has served as President and CEO of MGC Diagnostics Corporation since August 2011 and served as Interim President and CEO from May 2011 through August 2011. Dr. Lehman brings three decades of executive management and governance experience to the Company including 20 years in the healthcare industry. Most recently, Lehman served as president, CEO and director for Health Fitness Corporation, a health and fitness center management company, from January 2007 to February 2010, when it was acquired by Trustmark Mutual Holding Company. Prior to that, Dr. Lehman held numerous senior-level positions in the medical and education industries including: CEO of Inspiris, Inc., a health care management company; CEO of Gordian Health Solutions, Inc., which provides lifestyle and disease management programs to employers and health plans; CEO of the National Business Coalition on Health (NBCH) in Washington, D.C.; and president of Taylor University in Indiana. Dr. Lehman is 66 years old and has been a director since July 1, 2011.

          Wesley W. Winnekins joined the Company as Executive Vice President, Finance and Corporate Development on February 1, 2013. Prior to joining the Company, Mr. Winnekins served as Chief Financial Officer of Snap Fitness, Inc., a multi-national franchisor of 24/7 express fitness clubs from February 2011 to October 2012. Prior to that, he was employed by Health Fitness Corporation from February 2001 to December 2010, serving as Executive Vice President, Finance and Operations from March 2010 to December 2010, and as Chief Financial Officer and Treasurer from February 2001 to February 2010. Prior to working at Health Fitness Corporation, Mr. Winnekins served in finance and management capacities for several public and private companies, including health and fitness companies, from October 1987 to February 2001. From May 1985 to October 1987, Mr. Winnekins served in the audit practice at Arthur Andersen. Mr. Winnekins received a Bachelor’s in Business Administration with a major in Accounting from Iowa State University and has passed the CPA exam. Mr. Winnekins is 51 years old.

Cautionary Note Regarding Forward-looking Statements

          The discussions in this Form 10-K in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements about MGC Diagnostics’ future financial results and business prospects that by their nature involve substantial risks and uncertainties. You can identify these statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “plan,” “will,” “target,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans or prospects. Our actual results may differ materially depending on a variety of factors including: (1) national and worldwide economic and capital market conditions; (2) continuing cost-containment efforts in our hospital, clinic, and office markets; (3) our ability to remain as qualified providers for group purchasing organizations ensuring continued access to our market; (4) any changes in the patterns of medical reimbursement or medical device taxation that may result from national healthcare reform; (5) our ability to successfully operate our business, including successfully converting our increasing research and development expenditures into new and improved cardiorespiratory diagnostic products and services and selling these products and services into existing and new markets; (6) our ability to complete our software development initiatives and migrate our platforms to a next generation technology; (7) our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop; (8) our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers; (9) our ability to expand our international revenue through our distribution partners; (10) our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products; (11) our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future; (12) our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; and (13) our dependence on third-party vendors. These and other factors are summarized below in this Form 10-K under “Risk Factors.”

Item 1A. Risk Factors.

Our results are affected by changes in worldwide economic and capital markets conditions.

          We derived 19.5% revenues in each of fiscal 2013 and 2012 from outside the United States. Our business may be adversely affected by factors in the United States and other countries that are beyond our control, such as downturns in economic activity or labor conditions in a specific country or region.

Our success depends on our ability to sell our MGC Diagnostics cardiorespiratory products into our core hospital, clinic and physician office markets.

          We sell our MGC Diagnostics cardiorespiratory diagnostic products and services to hospitals, clinics and physician offices. As a result of the disruptive and uncertain economic conditions that emerged in recent years and the related cost-containment measures initiated by many of our customers, we believe that a challenging environment for the sale of our MGC Diagnostics products is likely to continue in fiscal 2014.

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

          There have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control healthcare costs and, more generally, to reform the U.S. healthcare system. The Patient Protection and Affordable Care Act imposed a 2.3% excise tax on all U.S. medical device sales beginning in calendar 2013. Our profitability has been negatively affected due to the imposition of this tax. In addition, there are many programs and requirements for which the details have not yet been fully established or the consequences not fully understood. These provisions may affect aspects of our business.

If we are unable to sustain profitability in 2014 and beyond, our liquidity may be adversely affected.

          Although we were profitable in fiscal 2013, we were unprofitable in fiscal 2008 through 2012 and had an accumulated deficit of $7.2 million as of October 31, 2013. While we believe that our existing cash and investments balance of $10.6 million as of October 31, 2013 will be adequate to support operations for the next fiscal year or more, we must ultimately regain sustained profitability or obtain additional financing to be able to meet our future cash flow requirements, and we cannot ensure that we will be able to achieve either of these.

The financial soundness of our vendors could affect our business and results of operations.

          We rely on third party vendors for certain components used in our products. We purchase a number of significant components, such as capacitors, batteries and integrated circuits, from sole source suppliers. Although we attempt to maintain sufficient quantities of inventory of these components to minimize production delays or interruptions, we cannot ensure that we will find suitable alternatives at reasonable prices, if at all, or that any alternatives will remain available to us. Our inability to obtain acceptable components in a timely manner or find and maintain suitable replacement suppliers for components would have a material adverse effect on us, including our ability to manufacture our products. As a result of the disruptions in the financial markets and other macro-economic challenges currently affecting the economy of the United States and other parts of the world in recent years, our vendors may have experienced and continue to experience cash flow concerns. As a result, vendors may increase their prices, reduce their output or change terms of sales. Any demands by vendors for different payment terms may adversely affect our earnings and cash flow.

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

          Successful implementation of our business plan depends on the interaction of many variables, including the effects of changing industry conditions and new competition. While we believe that our business plan reflects reasonable judgments in assessing those risks, we cannot ensure that unforeseen influences will not adversely affect our ability to execute our business plan strategies. While we believe that our business plan projections are in line with achievable performance levels, we cannot ensure that we will be able to obtain, and sustain, projected sales revenue.

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

          Our success depends largely on effective leadership from our senior management and other key personnel. Competition for qualified personnel with sufficient and relevant experience in the medical device industry is intense. Accordingly, the loss of the services of these individuals, or the inability to hire additional key individuals as required, could have a material adverse effect on us, including our current and future product development efforts. In fiscal 2011, we hired a new chief executive officer and, in fiscal 2012, we hired an executive vice president of global marketing, engineering and corporate strategy and executive vice president of global sales. In fiscal 2013, we hired an executive vice president, finance and corporate development. To achieve future success, our senior management, including these new members of management, must make a successful transition into their new roles and ultimately develop and implement a strategic plan.

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

Item 1B. Unresolved Staff Comments.

          None.

Item 2. Properties.

          The Company currently leases a 52,254 square foot building for our office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota. The building is also the location of the Company’s Medical Graphics subsidiary. The building lease for the Company’s present office and manufacturing space, by its terms, will expire on December 31, 2017. Annual facilities rental costs will be approximately $248,000 for the year ending October 31, 2014, which is lower than minimum lease payments due to the application of accounting principles which include repayment for lessor funded leasehold improvements in the Saint Paul facility. Rent expense for the Company’s facilities was $268,000 and $322,000 for fiscal 2013 and 2012, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “MGCD.” The following table sets forth high and low sales prices as reported by the Nasdaq Capital Market for each quarter of fiscal year 2013 and 2012.

MGC Diagnostics Common Stock Prices
Fiscal Years	High	Low
2013
Fourth Quarter	$12.95	$8.01
Third Quarter	8.49	6.30
Second Quarter	7.92	5.80
First Quarter	6.85	5.01

2012
Fourth Quarter	6.74	5.30
Third Quarter	6.00	5.31
Second Quarter	6.07	5.25
First Quarter	5.66	4.45

          As of January 16, 2014, there were 298 shareholders of record who held 151,069 shares of the Company’s common stock. In addition, nominees held an additional 4,059,794 shares for approximately 1,000 shareholders holding shares in street name.

Dividends

          The Company has not paid any cash dividends on its common stock, except for the $0.45 special one-time dividend declared on March 27, 2013 to holders of record on April 12, 2013, and paid on April 26, 2013.

          The Company’s Board of Directors will continue to periodically assess the Company’s capital resources. If the Board determines that the Company’s capital resources exceed the amount necessary to meet its working capital and liquidity needs, as well as to retain a reasonable cushion for contingencies and strategic opportunities, then the Company will consider various options for increasing shareholder value, including, but not limited to, purchasing its own shares in the open market and in privately negotiated transactions, and paying cash dividends.

Equity Compensation Plan Information

          Under the MGC Diagnostics Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of October 31, 2013, options for 800,000 shares had been granted, 630,680 shares had been issued upon exercise of options, 147,525 options had been cancelled or forfeited and options to purchase 21,795 shares remained outstanding. In connection with the adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

          At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the MGC Diagnostics Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance under the 2007 Plan. The 2007 Plan has been amended several times and currently authorizes the issuance of up to 750,000 shares. As of October 31, 2013, stock options for 88,575 shares were outstanding; 74,520 shares had been issued upon exercise of options; 279,276 shares had been issued pursuant to fully vested restricted stock awards; 66,094 shares were subject to unvested restricted stock awards; 1,363 shares were issued in lieu of director regular cash retainer fees; 10,221 shares are reserved for employee performance shares earned but not yet released and 229,951 shares were available for future grant in some form. Under the terms of the 2007 Plan, as amended, up to 750,000 shares may be issued pursuant to incentive stock awards, up to 450,000 may be issued as incentives for non-employee directors and up to 400,000 may be issued pursuant to restricted stock grants. Accordingly, as of October 31, 2013, we could grant 54,630 additional restricted stock awards out of the 229,951 remaining shares authorized under the 2007 Plan.

          During fiscal 2013, the Company initiated a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their regular cash retainer fees. During the year ended October 31, 2013, the Company issued 1,363 shares under this program.

          The following table provides information as of October 31, 2013 with respect to the shares of the Company’s common stock that may be issued under its 2002 Plan and 2007 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	110,370	$6.83	229,951

Equity compensation plans not approved by security holders	—		—

Total	110,370		229,951

Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

          In the three months ended October 31, 2013, the Company repurchased shares of its common stock, as follows.

Issuer Purchases of Equity Securities(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1-31, 2013	None	$—	—
September 1-30, 2013	None	$—	—
October 1-31, 2013	None	$—	—
Total in the quarter	None	$—	—
Program to date		$4.49	264,505	$—

          (1)In April 15, 2011, the Company announced that its Board of Directors had adopted a stock repurchase program. The program was amended and extended several times and authorized the Company to repurchase $3.0 million of its outstanding shares of common stock in the open market or in privately negotiated transactions. The Company purchased a total $264,505 under the stock repurchase program and the program expired on October 31, 2013.

          The Company’s Board of Directors will continue to periodically assess the Company’s capital resources. If the Board of Directors determines that the Company’s capital resources exceed the amount necessary to meet its working capital and liquidity needs, as well as to retain a reasonable cushion for contingencies and strategic opportunities, then the Company will consider various options for increasing shareholder value, including, but not limited to, purchasing its own shares in the open market and in privately negotiated transactions and paying cash dividends.

Item 6. Selected Financial Data

          In the table below, we have presented certain selected financial data as of and for each of the years in the five-year period ended October 31, 2013. The financial data has been derived from our audited consolidated financial statements and amounts in fiscal years 2011 and prior have been reclassified to reflect discontinued operations (See “Note 3 – Sale of Discontinued Operations). This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(In thousands, except per share data)	Years Ended October 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Revenues	$31,640	$27,158	$27,002	$26,841	$23,419
Cost of revenues	13,934	12,347	11,707	12,180	11,419
Gross margin	17,706	14,811	15,295	14,661	12,000
Operating expenses:
Selling and marketing	9,256	8,029	6,758	6,391	5,965
General and administrative	4,762	4,146	4,299	4,514	3,996
Research and development	2,241	3,246	3,239	2,918	2,643
Amortization of intangibles	21	437	420	420	421
Total operating expenses	16,280	15,858	14,716	14,243	13,025
Operating income (loss)	1,426	(1,047)	579	418	(1,025)
Interest income	1	9	21	8	16
Income (loss) from continuing operations before taxes	1,427	(1,038)	600	426	(1,009)
Provision for taxes	70	25	40	41	32
Income (loss) from continuing operations	1,357	(1,063)	560	385	(1,041)
Discontinued Operations:
Income (loss) from operations of discontinued operations	—	246	(712)	(1,234)	(552)
Gain on sale of discontinued operations	—	816	—	—	—
Income (loss) from discontinued operations	—	1,062	(712)	(1,234)	(552)
Net income (loss)	$1,357	$(1)	$(152)	$(849)	$(1,593)

Weighted Average Common Shares Outstanding:
Basic	3,982	3,828	3,767	4,122	4,121
Incremental effect of options, restricted stock awards and warrants	63	—	75	126	—
Diluted	4,045	3,828	3,842	4,248	4,121
Net income (loss) per share:
Basic
From continuing operations	$0.34	$(0.28)	$0.15	$0.09	$(0.25)
From discontinued operations	—	0.28	(0.19)	(0.30)	(0.14)
	$0.34	$—	$(0.04)	$(0.21)	$(0.39)
Diluted
From continuing operations	$0.34	$(0.28)	$0.15	$0.09	$(0.25)
From discontinued operations	—	0.28	(0.19)	(0.30)	(0.14)
	$0.34	$—	$(0.04)	$(0.21)	$(0.39)
Dividends declared per share	$0.45	$—	$—	$—	$—

	As of October 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$10,574	$9,665	$8,461	$6,943	$11,219
Investments, short term and noncurrent	—	—	723	3,443	—
Working capital	15,411	13,490	13,491	12,681	15,152
Total assets	26,191	21,948	20,772	21,381	22,463
Total current liabilities	7,812	6,303	5,636	6,171	5,191
Total liabilities	10,347	7,198	6,453	7,044	5,909
Total shareholders’ equity	15,844	14,750	14,319	14,337	16,554
Common shares outstanding at year end	4,128	3,885	3,779	3,747	4,150

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          The Company is a medical device manufacturer with revenues from continuing operations of $31.6 million for the year ended October 31, 2013. Domestic product sales and service revenue accounted for 80.5% of fiscal 2013 revenue while international product sales accounted for the remaining 19.5%.

          The Company, through its Medical Graphics Corporation subsidiary, designs and markets non-invasive cardiorespiratory diagnostic products that are sold under the MGC Diagnostics and, historically, the MedGraphics brand and trade names. These products provide solutions for disease detection, integrated care and wellness across the spectrum of cardiorespiratory healthcare. Revenue consists of equipment, supplies and accessory sales as well as service sales. Equipment, supplies and accessory sales reflect sales of non-invasive cardiorespiratory diagnostic equipment, interface, test and communication software and accessories, as well as, aftermarket sales of peripherals, supplies and software. Service revenue consists of revenue from extended service contracts and non-warranty service.

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

          Although the Company currently expects revenues in fiscal 2014 to increase over fiscal 2013 revenues, the Company expects the quarter-over-quarter rate of increase to be uneven during the fiscal year, due to seasonality and the other factors listed above.

Recent Key Developments:

•

The proportion of purchases by customers associated with group purchasing organizations (“GPOs”) expanded from 44.8% of revenues from continuing operations in fiscal 2012 to 54.5% in fiscal 2013, as GPO agreements that we entered into from fiscal 2009 through 2012 become a key component of our sales strategy and more fully integrated into our target markets. These GPO agreements include preferential pricing for the GPO member organizations, which enhanced our overall domestic sales, but the related fees paid to the GPOs increase our selling expenses as GPO sales increased as a proportion of Company overall sales.

•

In line with our strategic objective to grow revenues at a rate greater than the market as a whole, we have focused on converting competitor accounts into MGC Diagnostics customers. In fiscal 2013, we recognized revenues of $6.3 million across 102 such conversions, including several highly recognized national healthcare institutions, by continuing to produce reliable products with data interface solutions and industry leading customer service.

•

Our focus on promoting extended service agreements of longer duration, sold at the time of the initial systems purchases to ensure continuous high-performance utilization rates, has expanded the percentage of our customer base purchasing these agreements. Extended service contract sales at the time of the initial instrument sale as a percentage of all instrument sales (the “Attachment Rate”) expanded to 26.5% in fiscal 2013 compared to 6.2% in fiscal 2012. This achievement ensures higher recurring revenue, together with supplies sales, and improves service gross margin performance.

          Revenue from continuing operations for fiscal 2013 increased by 17% to $31.6 million compared to $27.2 million in 2012 while continuing operations operating expense for fiscal 2013 was $16.3 million, an increase of 2.7% from $15.9 million in 2012. Fiscal 2013 net income was $1.4 million, or $0.34 per diluted share, compared to fiscal 2012 net loss of $0.0 million, or $0.00 per diluted share.

Results of Operations

          The following table contains selected information from our historical consolidated statements of comprehensive income (loss), expressed as a percentage of revenue:

	Year ended October 31,
	2013	2012
Revenues	100.0%	100.0%
Cost of revenues	44.0	45.5
Gross margin	56.0	54.5
Operating Expenses:
Selling and marketing expenses	29.3	29.6
General and administrative expenses	15.0	15.3
Research and development expenses	7.1	12.0
Amortization of intangibles	0.1	1.6
Total operating expenses	51.5	58.5
Operating income (loss)	4.5	(4.0)
Interest income	—	—
Provision for taxes	(0.2)	(0.1)
Income (loss) from continuing operations	4.3	(4.1)
Discontinued operations:
Income from operations of discontinued operations	—	0.9
Gain on sale of discontinued operations	—	3.0
Income from discontinued operations	—	3.9
Net income (loss)	4.3%	(0.2)%

          The following paragraphs discuss the Company’s performance for fiscal years ended October 31, 2013 and 2012.

Revenues

          Fiscal 2013 total revenues from continuing operations increased 17% to $31.6 million compared to $27.2 million in fiscal 2012. In fiscal 2013, the Company significantly increased its equipment, supplies and accessory revenues, primarily related to pulmonary function products, while it also succeeded in growing its service and support business. Domestic equipment, supplies and accessories revenues increased by 16.5% to $25.5 million in 2013 compared to 2012 revenues of $21.8 million. Much of this growth was supported by increased sales through group purchasing organizations (“GPOs”), which had an increase of $5.1 million and comprised 54.5% of total revenues versus 44.8% in fiscal 2012, reflecting the increased penetration from GPO agreements the Company entered into during the last few years. International equipment, supplies and accessories revenue increased 15.7% to $6.2 million in 2013 compared to $5.3 million in 2012, due primarily to an increase in sales in the Canadian market. Service revenues increased 18.6% to $5.1 million in 2013 compared to $4.3 million in 2012. In fiscal 2013, domestic and international revenues from supplies increased $30,000, while equipment and clinical service revenues increased by $0.8 million. Recurring revenue, consisting of supplies and services revenues, grew to $11.5 million accounting for 36.3% of fiscal 2013 revenues compared to 39.5% of fiscal 2012 revenues.

          The Company anticipates revenue growth in the near term, within historic seasonal revenue patterns, excluding major clinical research projects. This expectation relies on continued improved general and healthcare industry conditions and specific sales and marketing targeted spending and should benefit from planned market introductions of new and improved products resulting from research and development spending in the past several years.

Gross Margin

          Gross margin percentage for 2013 increased to 56.0% of revenues compared to 54.5% in fiscal 2012 due in large part to improved pricing, absence of separation costs incurred in fiscal 2012 and production volume increases. These improvements were offset in part by the effects of the newly enacted Medical Device Excise Tax, amortization of newly released software and increased obsolescence provisions. The Company expects to maintain gross margins in the mid-50% range, as it continues to grow revenues.

Selling and Marketing

          Selling and marketing expenses for fiscal 2013 increased by 15.3%, or $1,227,000, to $9.3 million compared to $8.0 million for fiscal 2012. The increase was primarily driven by increased personnel related costs, which included $799,000 in sales volume related costs. Additionally, increases for fiscal 2013 compared to fiscal 2012, resulted from $199,000 of increased fees for GPO sales, $101,000 of costs of newly adopted selling tool software and $223,000 of sales related costs for telemarketing, conventions, meetings, sales demos and travel. In connection with its GPO agreements, the Company is generally required to pay a GPO administrative fee of up to three percent of its product sales. The Company includes these fees under selling and marketing expenses. Fiscal 2013 expenses also included $109,000 for achievement of short-term management incentive awards.

General and Administrative

          General and administrative expenses for 2013 increased by 14.9%, or $616,000, to $4.8 million compared to $4.1 million in 2012. Expense increases include $230,000 and $34,000 of cash and stock-based incentive compensation not present in fiscal 2012, $225,000 related to abandoned acquisition efforts during fiscal 2013, $133,000 in additional personnel costs and $49,000 of increased reserves for doubtful accounts receivable.

Research and Development

          Research and development expenses for 2013 decreased by 31.0%, or $1,005,000, to $2.2 million compared to 2012. The decrease resulted primarily from $472,000 of savings from fiscal 2012 personnel separations, $264,000 net cost reductions arising from the conversion of consultants to full-time personnel, $294,000 from research and development credit claims the Company will be filing with the State of Minnesota, $122,000 from the absence of prior-year separation costs and a $145,000 net reduction in expensed project-related costs. The decrease in expensed project-related costs results principally from the increase in the capitalized costs of internal software development of $154,000. The hardware and software development costs expensed included proportionally more new research efforts versus sustaining development of existing products. The Company capitalized software development costs of $769,000 in 2013.

Amortization of Intangibles

          Amortization of developed technology costs was $21,000 in fiscal 2013 and $437,000 in fiscal 2012. The developed technology costs were established as part of the Company “fresh-start” accounting in connection with the Company’s 2002 emergence from Bankruptcy, and were fully amortized as of October 31, 2012. The Company’s fiscal 2013 amortization expenses include $21,000 related to patent amortization. In addition, the Company had approximately $98,000 related to capitalized software development costs currently placed in service. The amortization of software development costs is included in the cost of equipment revenues due to the direct relationship to equipment units sold.

Interest Income

          Interest income in fiscal 2013 decreased to $1,000 from $9,000 in 2012. The decrease in interest income is principally due to the Company’s use of short-term money market investments for the majority of 2013, which carried lower rates compared to 2012. This outcome reflects the Company’s continuing main investment goal as the preservation of capital for these funds.

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

          The Company recorded $70,000 of income tax expense for fiscal 2013 compared to $25,000 of income tax expense for fiscal 2012. The income tax expense for the current year includes $28,000 of federal alternative minimum tax, state income tax expenses and minimum fees of approximately $40,000 and an increase in reserves for uncertain tax positions of $2,000. The fiscal 2012 income tax expense includes $24,000 related to state income tax expense and minimum fees and an increase in reserves for uncertain tax positions of $1,000.

          The Company’s annual effective tax rate is lower than the federal statutory rate due to the effect of utilizing net operating losses available from prior years. The associated deferred tax assets for these carried forward loss and other benefits are presented net of a valuation allowance given the current historical pattern of taxable earnings and losses.

          However, given the volatility of historical results and the uncertainty of the further success of the present new strategies, the Company believes it has not yet achieved the more-likely-than-not threshold, requiring the valuation allowance to remain in place at October 31, 2013.

          The Company will continue to assess the potential realization of its deferred tax assets on a quarterly basis to determine if sufficient evidence exists to remove all or a portion of the Company’s valuation allowance on its deferred tax assets. If the Company concludes its recent profitability has stabilized and is more predictable, the realization of the Company’s deferred tax assets could occur sometime in fiscal 2014 or later, as facts become known. Realization in this reserve may have a substantial impact on profitability in the period of the reduction.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly-owned subsidiary, Medical Graphics Corporation.

          The Company had cash, cash equivalents and investments of $10.6 million and working capital of $15.4 million as of October 31, 2013. During 2013, the Company generated $2.5 million in cash from operating activities, with $2,148,000 generated before changes in working capital items. Net increases in 2013 cash from working capital of $348,000 consisted principally of $2,712,000 from deferred revenue collected offset by $2,387,000 of increased accounts receivable outstanding. Days sales outstanding (“DSO”), which measures how quickly receivables are collected, increased by 18 days to 80 days from 2012 to 2013, decreasing cash flows. Inventory decreased by $289,000, as days of inventory on hand fell by 12 days to 81 days in 2013. The accounts payables balance decreased by $223,000, reducing cash flow. Employee compensation accruals as of October 31, 2013 were $196,000 higher compared to October 31, 2012 levels, given effects of the current year short-term management incentives accrued, offset by the reduction in unpaid separation costs.

          During 2013, the Company used $1,055,000 in cash in the purchase of property, equipment and intangible assets. The Company had no material commitments for capital expenditures for fiscal year 2013. Operating plans for fiscal 2014 include the costs of continuing the initiative to migrate its products’ operating software to a next-generation software platform, including expensed development efforts and capitalized costs to complete the production software. The Company also received net proceeds from the sale of its New Leaf business totaling $665,000 after sale-related expenses in fiscal 2012 and $150,000 in fiscal 2013 pursuant to the terms of the sale agreement.

          During 2013, the Company paid $1,805,000 in a special, one-time cash dividend. The Company raised net proceeds of $1,120,000 and $101,000 in 2013 and 2012, respectively, within financing activities, related to share issuances under employee stock option and employee stock purchase programs, offset by amounts paid for share withholding to support statutory minimum income tax withholding requirements.

          During 2011, the Company announced that its Board of Directors had adopted a stock repurchase program. The program was amended and extended several times and authorized the Company to repurchase $3.0 million of its outstanding shares of common stock in the open market or in privately negotiated transactions. The Company purchased a total $264,505 under the stock repurchase program and the program expired on October 31, 2013. The Company’s Board of Directors will continue to periodically assess the Company’s capital resources. If the Board of Directors determines that the Company’s capital resources exceed the amount necessary to meet its working capital and liquidity needs, as well as to retain a reasonable cushion for contingencies and strategic opportunities, then the Company will consider various options for increasing shareholder value, including, but not limited to, purchasing its own shares in the open market and in privately negotiated transactions and paying cash dividends.

          The Company believes that its cash and cash equivalents balance of approximately $10.6 million will be sufficient to fund our operations and working capital requirements and permit anticipated capital expenditures during the remainder of 2014. We may pursue acquisitions of other companies or product lines, which if successful may require additional funding sources.

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

          Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company’s products are sold for cash or on credit terms requiring payment based on the shipment date. Credit terms can vary between customers due to many factors, but are generally 30 to 60 days. Revenue, net of discounts, is generally recognized upon shipment or delivery to customers in accordance with written sales terms. Standard sales terms do not include customer acceptance conditions, future credits, rebates or general rights of return. The terms of sales to both domestic customers and international distributors are similar though in some instances longer for international customers. In instances when a customer order specifies final acceptance of the system, the Company defers recognition of revenue until all customer acceptance criteria have been met. In fiscal 2013, one customer requested a short term bill-and-hold arrangement, which was accommodated and accounted for in accordance with authoritative literature. Estimated warranty obligations are recorded upon shipment. Sales and use taxes are reported on a net basis, excluding them from revenues and cost of revenues.

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years. Deferred revenue associated with service contracts and supplies was $4,974,000 and $2,615,000 as of October 31, 2013 and 2012, respectively. Revenue from installation and training services provided to domestic customers is deferred until the service has been performed. The Company recognizes revenue related to installation and training if service is not performed within six months from equipment shipment date, since the probability these services will be used by the customer after that time is remote, based on continued analysis of historical information. The amount of deferred installation and training revenue was $411,000 and $146,000 as of October 31, 2013 and 2012, respectively.

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

          Allowance for Doubtful Accounts. The Company establishes estimates of the uncollectable accounts receivable. Management analyzes accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required. The allowance for doubtful accounts as of October 31, 2013 increased by $49,000 from the prior year end to a reserve balance of $147,000.

          Internal Software Development Costs. Internal software development costs consist primarily of internal salaries and consulting fees for developing software platforms for sale to or use by customers within equipment the Company sells. We capitalize costs related to the development of our software products, as all of these software products will be used as an integral part of a product or process that we sell or lease. This software is primarily related to our BreezeSuite platform and its underlying support products. We have also purchased software development services for specific other development efforts.

          We capitalize costs related to software developed for new products and significant enhancements of existing products once technological feasibility has been reached and all research and development for the components of the product have been completed. These costs are amortized on a straight-line basis over the estimated useful life of the related product, not to exceed seven years, commencing with the date the product becomes available for general release to our customers. In fiscal 2013, we initiated the amortization of capitalized software costs when we released a software element for use. The achievement of technological feasibility and the estimate of a product’s economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          Our financial instruments as of October 31, 2013 consist exclusively of investments in money market funds. We do not expect the value of these funds to fluctuate based on increases or decreases in prevailing market rates. The Company estimated market risk as the potential decrease in value from a hypothetical 0.5% change in interest rates, which did not cause a material change in the quarter end carrying value. As a result, we do not believe the Company has material market risk exposure.

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
St. Paul, Minnesota

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2009 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of October 31, 2013.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
MGC Diagnostics Corporation and Subsidiary
St. Paul, Minnesota

          We have audited the accompanying consolidated balance sheets of MGC Diagnostics Corporation and Subsidiary as of October 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MGC Diagnostics Corporation and Subsidiary as of October 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
January 28, 2014

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
October 31, 2013 and October 31, 2012
(In thousands, except share and per share data)

	October 31, 2013	October 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$10,574	$9,665
Accounts receivable, net of allowance for doubtful accounts of $147 and $98, respectively	8,048	5,710
Inventories, net of obsolescence reserve of $306 and $373, respectively	3,499	3,721
Prepaid expenses and other current assets	1,102	697
Total current assets	23,223	19,793
Property and equipment, net of accumulated depreciation of $4,094 and $3,876, respectively	779	578
Intangible assets, net	2,189	1,492
Other non-current assets	—	85
Total Assets	$26,191	$21,948
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,871	$2,094
Employee compensation	1,945	1,749
Deferred revenue	3,091	1,927
Other current liabilities and accrued expenses	905	533
Total current liabilities	7,812	6,303
Long-term liabilities:
Long-term deferred revenue and other	2,535	895
Total Liabilities	10,347	7,198
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,193,990 and 3,986,350 shares issued and 4,127,896 and 3,885,279 shares outstanding in 2013 and 2012, respectively	413	388
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	22,606	21,046
Accumulated deficit	(7,175)	(6,684)
Total Shareholders’ Equity	15,844	14,750
Total Liabilities and Shareholders’ Equity	$26,191	$21,948

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Year Ended October 31,
	2013	2012
Revenues
Equipment, supplies and accessories revenues	$26,516	$22,839
Service revenues	5,124	4,319
	31,640	27,158
Cost of revenues
Cost of equipment, supplies and accessories revenues	12,423	10,902
Cost of service revenues	1,511	1,445
	13,934	12,347
Gross margin	17,706	14,811
Operating expenses:
Selling and marketing	9,256	8,029
General and administrative	4,762	4,146
Research and development	2,241	3,246
Amortization of intangibles	21	437
	16,280	15,858
Operating income (loss)	1,426	(1,047)
Interest income	1	9
Income (loss) from continuing operations before taxes	1,427	(1,038)
Provision for taxes	70	25
Income (loss) from continuing operations	1,357	(1,063)
Discontinued operations
Income from discontinued operations	—	246
Gain on sale of discontinued operations	—	816
Income from discontinued operations	—	1,062
Net income (loss)	1,357	(1)
Other comprehensive loss; net of tax
Unrealized loss on securities	—	(2)
Comprehensive income (loss)	$1,357	$(3)

Income (loss) per share:
Basic
From continuing operations	$0.34	$(0.28)
From discontinued operations	—	0.28
Total	$0.34	$—
Diluted
From continuing operations	$0.34	$(0.28)
From discontinued operations	—	0.28
Total	$0.34	$—
Weighted average common shares outstanding:
Basic	3,982	3,828
Diluted	4,045	3,828
Dividends declared per share	$0.45	$—

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Year ended October 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,357	$(1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	247	234
Amortization	119	437
Stock-based compensation	445	411
Increase in allowance for doubtful accounts	49	2
Decrease in inventory obsolescence reserve	(67)	(58)
Gain on sale of discontinued operations	—	(816)
(Gain) loss on disposal of equipment	(2)	3
Changes in operating assets and liabilities:
Accounts receivable	(2,387)	246
Inventories	289	35
Prepaid expenses and other current assets	(470)	(312)
Accounts payable	(223)	72
Employee compensation	196	268
Deferred revenue	2,712	222
Other current liabilities and accrued expenses	231	171
Net cash provided by operating activities	2,496	914

Cash flows from investing activities:
Sales of investments	—	721
Net proceeds from sale of discontinued operations	150	665
Proceeds from sale of property and equipment	3	—
Purchases of property and equipment and intangible assets	(1,055)	(1,131)
Net cash (used in) provided by investing activities	(902)	255

Cash flows from financing activities:
Dividends paid	(1,805)	—
Proceeds from issuance of common stock under employee stock purchase plan	128	50
Proceeds from the exercise of stock options	1,044	97
Repurchase of common stock	—	(66)
Repurchase of common stock upon vesting of restricted stock awards	(52)	(46)
Net cash (used in) provided by financing activities	(685)	35

Net increase in cash and cash equivalents	909	1,204
Cash and cash equivalents at beginning of period	9,665	8,461
Cash and cash equivalents at end of period	$10,574	$9,665

Cash paid for taxes	$29	$21
Supplemental non-cash items:
Current and non-current liabilities issued for leasehold improvements	$210	$—
Common stock issued for long-term liability	67	48
Other current and non-current assets from sale of discontinued operatoins	—	235
Accrued dividends	43	—

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
(In thousands)

					Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-in Capital
	Number of Shares	Par Value		Accumulated Deficit
						Total

Balances as of October 31, 2011	3,779	$378	$20,622	$(6,683)	$2	$14,319

Employee stock purchase plan	11	1	49	—	—	50
Exercise of stock options	28	3	94	—	—	97
Vesting of restricted stock awards	78	8	(8)	—	—	—
Common stock issued for long-term liability	9	1	47	—	—	48
Repurchase of common stock	(12)	(1)	(65)	—	—	(66)
Repurchase of common stock upon vesting of restricted common shares	(8)	(2)	(44)	—	—	(46)
Stock-based compensation	—	—	351	—	—	351
Net comprehensive loss	—	—	—	(1)	(2)	(3)

Balances as of October 31, 2012	3,885	388	21,046	(6,684)	—	14,750

Employee stock purchase plan	26	3	125	—	—	128
Exercise of stock options	163	16	1,028	—	—	1,044
Vesting of restricted stock awards	52	5	(5)	—	—	—
Common stock issued for long-term liability	9	1	66	—	—	67
Dividends	—	—	—	(1,848)	—	(1,848)
Repurchase of common stock upon vesting of restricted common shares	(7)	—	(52)	—	—	(52)
Stock-based compensation	—	—	398	—	—	398
Net comprehensive income	—	—	—	1,357	—	1,357

Balances as of October 31, 2013	4,128	$413	$22,606	$(7,175)	$—	$15,844

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

(1)	Description of Business

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

(2)	Summary of Significant Accounting Policies

          Basis of Presentation

          The consolidated financial statements contained in this report reflect the accounting principles set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations. On June 17, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota. On October 24, 2002, the Court entered an order confirming the Joint Modified Plan of Reorganization dated September 4, 2002 (“Reorganization Plan”). The Reorganization Plan became effective on October 25, 2002. For accounting purposes, the Company adopted fresh-start reporting in accordance with FASB ASC 852 as of October 31, 2002. In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values. Goodwill and intangible assets recorded upon the Company’s emergence from bankruptcy have subsequently been reduced by the use of pre-emergence bankruptcy net operating loss carry forwards (“NOLs”). The Company sold its New Leaf business in August 2012 and has reclassified the results of New Leaf as discontinued operations for all periods presented.

          Cash and Cash Equivalents

          Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase. As of October 31, 2013 and 2012, cash equivalents consisted of investments in money market funds. The Company has determined that the fair value of the money market funds fall within Level 1 in the fair value hierarchy. The Company deposits its cash in high credit quality institutions. The balance, at times, may exceed federally insured limits.

          Accounts Receivable

          We carry unsecured accounts receivable at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts. Credit terms can vary between customers due to many factors, but are generally 30 to 60 days. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition, credit history and current economic conditions. We write off accounts receivable when we deem them uncollectible and record recoveries of accounts receivable previously written off when we receive them. When accounts receivable are considered past due, we do not charge interest on the balance. As of October 31, 2013 and 2012, the allowance for doubtful accounts was $147,000 and $98,000, respectively.

          Inventories

          Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis. Management determines the obsolescence reserve by regularly evaluating individual inventory items, considering the age of the item, recent and expected usage and expected resale value in current and alternative markets, within current economic conditions. We provide reserves of obsolete inventory when we deem the value to be impaired. As of October 31, 2013 and 2012, the obsolescence reserve was $306,000 and $373,000, respectively.

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

          Intangible Assets

          Definite-lived intangible assets consist of developed technology (currently fully amortized), patent costs, which are amortized on a straight-line basis over five to ten years, and capitalized software, consisting of software in service, which is being amortizing over five years, and software that has not yet been placed in service as of October 31, 2013 and is not yet being amortized.

          Fair Value of Financial Instruments

          The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The Company has no long-term debt.

          Income Taxes

          The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, Income Taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects these temporary differences to be recovered or settled. See Note 12 to the consolidated financial statements, “Income Taxes,” for discussion of the Company’s valuation allowance.

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

          Revenue Recognition

          The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company’s products are sold for cash or on unsecured credit terms requiring payment based on the shipment date. Credit terms can vary between customers due to many factors, but are generally, on average, 30 to 60 days. Revenue, net of discounts, is generally recognized upon shipment or delivery to customers in accordance with written sales terms. Standard sales terms do not include customer acceptance conditions, future credits, rebates or general rights of return. The terms of sales to both domestic customers and international distributors are similar though in some instances longer for international distributors. Adherence to these terms is more pervasive with domestic customers than with international distributors. In instances when a customer order specifies final acceptance of the system, revenue recognition is deferred until all customer acceptance criteria have been met. In fiscal 2013, one customer requested a short-term, bill-and-hold arrangement, which was accommodated and accounted for in accordance with authoritative literature. Estimated warranty obligations are recorded upon shipment. Sales and use taxes are reported on a net basis and excluded from revenues and cost of revenues.

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years. Deferred revenue associated with service contracts was $4,974,000 and $2,615,000 as of October 31, 2013 and 2012, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $411,000 and $146,000 as of October 31, 2013 and 2012, respectively.

          When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the sale consideration is allocated to each respective element based on the relative selling price and revenue is recognized when revenue recognition criteria for each element is met. Deferred revenue from the allocation of discounts within multiple deliverable sale agreements was $79,000 as of October 31, 2013. Consideration allocated to delivered equipment is equal to the total arrangement consideration less the selling price of installation and training. The selling price of installation and training services is based on specific objective evidence, including third-party invoices.

          No customer accounted for more than 10% of revenue in the years ended October 31, 2013 and 2012.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $37,000 and $23,000 as of October 31, 2013 and 2012, respectively. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

          Research and Development Costs

          All research and development costs are charged to operations as incurred.

          Internal Software Development Costs

          Internal software development costs consist primarily of internal salaries and consulting fees for developing software platforms for sale to or use by customers within equipment the Company sells. We capitalize costs related to the development of our software products, consisting mostly of products which will be used as an integral part of a product or process to be sold or leased. This software is primarily related to our BreezeSuite platform, including underlying support products. Capitalized software may also include other less significant projects supporting software for separate sale or for internal use.

          We capitalize costs related to software developed for new products and significant enhancements of existing products once technological feasibility has been reached and all research and development for the components of the product have been completed. These costs are amortized on a straight-line basis over the estimated useful life of the related product, not to exceed seven years, commencing with the date the product becomes available for general release to our customers. In fiscal 2013, we initiated the amortization of capitalized software costs when we released a software element for use. Costs for internal use software are amortized over the expected use periods of the software. The achievement of technological feasibility and the estimate of a product’s economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

          Shipping and Handling Costs

          The Company includes shipping and handling revenues in net revenues and shipping and handling costs in cost of revenues.

          Medical Device Excise Taxes

          Effective January 1, 2013, the Company became subject to the Medical Device Excise Tax levied on registered medical device sales under the Patient Protection and Affordable Care Act (“ACA”) enacted in 2010. The ACA requires the Company to pay 2.3% of the taxable sales value of devices sold. Qualifying sales are recorded on a gross basis. For the year ended October 31, 2013, the Company recorded $196,000 as an addition to costs of equipment, supplies and accessories revenues.

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

          As of October 31, 2013, 75,000 stock options were not included as their effect is antidilutive. Due to the loss from continuing operations for the year ended October 31, 2012, stock options and unvested restricted shares were not dilutive.

          Shares used in the loss per share computations for the years ended October 31, 2013 and 2012 are as follows:

	Year ended October 31,
(In thousands)	2013	2012
Weighted average common shares outstanding - basic	3,982	3,828
Dilutive effect of stock options and unvested restricted shares	63	—
Weighted average common shares outstanding - diluted	4,045	3,828

          Concentrations of Credit Risk

          Financial instruments that subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. The Company invests cash in excess of current operating needs in accordance with its investment policy, which emphasizes principal preservation.

          Stock-Based Compensation

          The Company recognizes stock-based compensation cost related to employees and directors at the grant date based on the fair value of the award using the Black-Scholes pricing model and recognizes the compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. Performance shares granted to consultants are accounted for under the liability method, which recognizes the compensation expense of the expected shares to be issued over the service period as a liability with an adjustment to fair value at period ends, until performance criteria are met, at which time the expensed amounts are adjusted to the final fair value. Total stock-based compensation expense included in the Company’s statements of comprehensive income (loss) for the years ended October 31, 2013 and 2012 was $445,000 and $411,000, respectively, of which $51,000 and $60,000 related to expense accounted for under the liability method for the years ended October 31, 2013 and 2012, respectively. For additional information, see Note 9 to the consolidated financial statements, “Shareholders’ Equity.”

          Impairment of Long-Lived Assets

          The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset. The Company measures the recoverability of assets to be held and used by comparing the carrying value of an asset to future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the Company recognizes the impairment as the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has determined that no impairment of long-lived assets existed as of October 31, 2013 or 2012.

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

          Reclassifications

          Reclassifications to prior year presentations have been made to conform to current period classifications. See discussion of the reclassification of discontinued operations in Note 3 “Sale of Discontinued Operations.”

          Treasury Stock

          The Company records share repurchases at cost. Under Minnesota law, there are no treasury shares.

          New Accounting Pronouncements

          Offsetting Assets and Liabilities – In December 2011, the Financial Accounting Standards Board (FASB) updated the guidance within ASC 210, Balance Sheet. The update enhances disclosures related to the offsetting of certain assets and liabilities to enable users of financial statements to understand the effect of those arrangements on financial position. The updated guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2014, and adoption is not expected to have a material impact on the consolidated financial statements.

          Classification of Unrecognized Tax Benefits – In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on classification of an unrecognized tax benefit. An unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carry-forward or other tax credit carry-forward when settlement in this manner is available under the tax law. The change is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which means the first quarter of our fiscal year 2015, and is to be applied prospectively. We do not expect the adoption of this accounting guidance to have an effect on our consolidated financial statements.

          Comprehensive Income – In February 2013, the FASB further updated the guidance within ASC 220, Comprehensive Income. The update requires companies to disclose items reclassified out of accumulated other comprehensive income (AOCI) and into net income in a single location either in the notes to the consolidated financial statements or parenthetically on the face of the Statements of Operations. The change is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which means the first quarter of our fiscal year 2014, and is to be applied prospectively. The adoption of these updated disclosure requirements is not expected to have a material effect on our consolidated results of operations, financial condition or liquidity.

          Subsequent Events

          In preparing the accompanying consolidated financial statements, the Company evaluated material subsequent events requiring recognition or disclosures and has appropriately included the effect of these events in the Notes to Consolidated Financial Statements.

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

          Specifically, the Company sold to Life Time Fitness New Leaf-related software and support materials, New Leaf product inventory, and New Leaf trademarks, service marks, and websites. The Company also licensed to Life Time Fitness patents and other intellectual property for use in the general wellness and health and fitness field. The Company retained all rights to this intellectual property in the medical field. Finally, the Company and Life Time Fitness entered into a Transition Services and Supply Agreement that runs through June 30, 2014 under which the parties will provide services to transition the New Leaf business to Life Time Fitness. These services are not material to fiscal 2013 operations and expected fiscal 2014 operations.

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

          Life Time Fitness had been the largest New Leaf customer over the past five years, but total Company sales to Life Time Fitness never exceeded five percent of total Company revenues in any fiscal year. The Company continues to provide its existing New Leaf customers other than Life Time Fitness with products and services under ongoing contractual obligations through June 30, 2014.

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

          As a result of its August 28, 2012 sale of the New Leaf assets, the Company has eliminated all revenues and expenses associated with its New Leaf business from its statements of comprehensive income (loss) and has reported the net income (loss) from its New Leaf activities as “discontinued operations.” Revenues included in discontinued operations totaled $1,771,000 for the year ended October 31, 2012.

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

          The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy used to determine these fair values is as follows as of October 31, 2013 and 2012:

		Fair Value Measurements Using
(In thousands)	Total Carrying Value at October 31	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of October 31, 2013:
Money market funds (included in cash and cash equivalents)	$6,800	$6,800	$—	$—
Assets as of October 31, 2012:
Money market funds (included in cash and cash equivalents)	$7,353	$7,353	$—	$—

          There were no changes in the method used in the fair value measurements. There are no unrealized losses for short-term investments as of October 31, 2013 and 2012.

(5)	Inventories

          Inventories consisted of the following as of October 31, 2013 and 2012:

(In thousands)	2013	2012
Raw materials	$1,752	$1,633
Work-in-process	326	220
Finished goods	1,421	1,868
	$3,499	$3,721

(6)	Property and Equipment

          Property and equipment consisted of the following as of October 31, 2013 and 2012:

(In thousands)	2013	2012
Furniture and fixtures	$2,665	$2,472
Equipment	1,124	1,131
Leasehold improvements	1,084	851
	4,873	4,454
Less: accumulated depreciation	(4,094)	(3,876)
	$779	$578

          Depreciation expense for the years ended October 31, 2013 and 2012 was $247,000 and $234,000, respectively.

(7)	Intangible Assets

          Intangible assets consisted of the following as of October 31, 2013 and 2012:

(In thousands)	2013	2012
Intangible assets:
Developed technology	$6,853	$6,806
Trademarks	61	61
Software	560	—
Capitalized software in progress	1,514	1,305
	8,988	8,172
Less: accumulated amortization	(6,799)	(6,680)
	$2,189	$1,492

          The intangible assets related to developed technology, patents and trademarks are being amortized using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. During the quarter ended January 31, 2013, the Company introduced Breeze WebReview software and began amortizing the related capitalized software costs using a five-year life. Total amortization expense was $119,000 and $437,000 for the years ended October 31, 2013 and 2012, respectively. Of the total, amortization expense related to software costs of $98,000 is included in cost of equipment, supplies and accessories revenues for the year ended October 31, 2013.

          Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets placed in service as of October 31, 2013 is as follows:

(In thousands)	Amortization
2014	$133
2015	134
2016	133
2017	117
2018	14
$531

          The above table does not include estimated amortization expense for patents not yet placed into service totaling $144,000, included in “Developed technology,” or for capitalized software costs of $1,514,000 that are not yet placed into service. We capitalized software development costs of $769,000 and $737,000 during years ended October 31, 2013 and 2012, respectively. Upon completion of this development project, we expect to amortize the software over five years.

(8)	Warranty Reserve

          Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment subject to warranty and the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on the type of equipment. Warranty provisions and claims for the year ended October 31, 2013 and 2012 were as follows:

(In thousands)	2013	2012
Balance, beginning of year	$91	$141
Warranty provision based on units sold	227	187
Periodic reserve adjustments	144	(17)
Warranty claims	(315)	(220)
Balance, end of year	$147	$91

(9)	Shareholders’ Equity

          Stock Options, Restricted Stock Awards and Other Stock-based Compensation

          Under the MGC Diagnostics Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of October 31, 2013, options for 800,000 shares had been granted, 630,680 shares had been issued upon exercise of options, 147,525 were forfeited and options to purchase 21,795 shares remained outstanding. In connection with the adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

          At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the MGC Diagnostics Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance under the 2007 Plan. The 2007 Plan has been amended several times and currently authorizes the issuance of up to 750,000 shares under various incentive forms. As of October 31, 2013, stock options for 88,575 shares were outstanding, 74,520 shares had been issued upon exercise of stock options, 279,276 shares had been issued pursuant to fully vested restricted stock awards, 1,363 shares were issued in lieu of Director regular cash retainer fees, 66,094 shares were subject to unvested restricted stock awards, 10,221 shares are reserved for employee performance shares earned but not yet released and 229,951 shares were available for future grant in some form. Under the terms of the 2007 Plan, as amended, up to 750,000 shares may be issued pursuant to incentive stock awards, up to 450,000 may be issued as incentives for non-employee directors and up to 400,000 may be issued pursuant to restricted stock grants. As of October 31, 2013, these sub-limits permit a maximum of 54,630 additional restricted stock awards to be issued.

          The 2007 Plan and 2002 Plan both provide that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than the fair market value of the stock at date of grant. Under the 2007 Plan, options generally expire no later than seven years from the grant date, while under the 2002 Plan all options expire no later than ten years from the grant date. Options under both plans are subject to various vesting schedules. In addition, the 2007 Plan allows the granting of restricted stock awards, stock appreciation rights and performance stock.

          During fiscal 2013, the Company initiated a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their regular cash retainer fees. During the year ended October 31, 2013, the Company issued 1,363 shares under this program. The expense was recognized at the time of share issuance and totaled $11,000 in the period.

          In connection with the engagement of an investor relations consultant, the Company is obligated to issue up to 10,000 shares of common stock on November 1, 2014 based upon the achievement of individual performance criteria contained in the agreement.

          Total stock-based compensation expense included in the Company’s consolidated statements of comprehensive income (loss) for year ended October 31, 2013 and 2012 was $445,000 and $411,000, respectively.

          Stock Options

          A summary of the Company’s stock option activity for the years ended October 31, 2013 and 2012 is presented in the following table:

	For the Year ended
	October 31, 2013		October 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	286,072	$6.57	346,572	$6.31
Granted	5,900	6.76	—	—
Exercised	(163,350)	6.39	(27,500)	3.52
Expired or cancelled	(18,252)	6.67	(33,000)	6.41
Outstanding at end of period	110,370	$6.83	286,072	$6.57

          The following table summarizes information concerning stock options outstanding as of October 31, 2013:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$5.08	4,500	2.56	4,500
5.16	20,250	1.82	20,250
6.23	14,000	0.99	14,000
6.60	13,295	0.80	13,295
6.76	5,900	9.03	—
7.86	52,425	0.99	52,425
Total	110,370	1.62	104,470

          The total intrinsic value of options exercised during the years ended October 31, 2013 and 2012 was $361,000 and $54,000, respectively. The total intrinsic value of options outstanding and exercisable as of October 31, 2013 was $554,000 and $524,000, respectively, which was calculated using the closing stock price at the end of the year less the option price of in-the-money options. The Company issues new shares when stock options are exercised. The Company received cash of $1,044,000 and $97,000 from the exercise of stock options for the years ended October 31, 2013 and 2012, respectively. Unrecognized compensation expense related to outstanding stock options as of October 31, 2013 was $21,000 and is expected to be recognized over a weighted average period of 2.03 years.

          Valuation Assumptions

          The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The expense recognized for options granted under the 2002 Plan and 2007 Plan is equal to the fair value of stock options as of the grant date. No options were granted from these plans during the year ended October 31, 2012. The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model for stock option grants made during the year ended October 31, 2013:

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

          Restricted Stock Awards

          Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the years ended October 31, 2013 and 2012 is presented in the following table:

	For the Year ended
	October 31, 2013		October 31, 2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	101,071	$5.23	126,852	$4.12
Granted	40,595	6.28	69,114	5.51
Vested	(49,905)	5.43	(78,229)	3.98
Forfeited	(25,667)	4.80	(16,666)	3.85
Unvested at end of period	66,094	$5.88	101,071	$5.23

          Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of October 31, 2013 was $231,000 and is expected to be recognized over a weighted average period of 1.32 years.

          Performance Share Awards

          Within his employment offer, the Company’s chief executive officer has the ability to earn share awards equal to one-third of his base compensation subject to agreed operating performance criteria. On December 18, 2012, the Company’s chief executive officer was awarded 20,833 shares of Company common shares to be delivered if the Company meets specific fiscal 2013 financial targets and the officer meets certain performance objectives. The officer is not entitled to rights of ownership and shares are not regarded as outstanding until delivered. The Company awarded 10,221 shares and expensed $57,000 for the chief executive officer’s performance shares in the year ended October 31, 2013. For the year ended October 31, 2012, the Company made no provision for expense related to performance share grants, as no shares were awarded based on fiscal 2012 results.

          The Company has also issued performance share awards to non-employee consultants. These awards are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The value of stock awards to non-employees remains variable until performance criteria have been achieved, when individual share groups to be granted vest, establishing the value of each group over the dates that its related performance criteria was completed. Under variable accounting, amounts are expensed in relation to the shares expected to be granted over the performance period, with those whose performance criteria has been met valued at the market value on the date earned and all others marked to market as of the reporting date. At the conclusion of the contract periods ended July 31, 2013 and 2012, the Company issued 9,214 and 9,500 shares, respectively, under these agreements. For the new contract period from August 1, 2013 to October 31, 2014, 1,000 shares out of the 10,000 shares available to be granted have vested, representing an aggregate market value fixed at $10,000. The remaining 9,000 shares available to be earned have $107,000 in value as of October 31, 2013. Resulting expense under these agreements for the for the years ended October 31, 2013 and 2012 was $51,000 and $60,000, respectively

          Employee Stock Purchase Plan

          The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended July 1, 2012 to increase shares issuable by 100,000 shares, (“Purchase Plan”) allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to certain eligibility requirements. Under the Purchase Plan participating employees may purchase the Company’s common stock on a voluntary after-tax basis. Employees may currently purchase the Company’s common stock at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Purchase Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2012 and June 30, 2013, employees purchased 13,884 shares at a price of $4.85 per share and 12,195 shares at a price of $5.01 per share, respectively. For the phases that ended on December 31, 2011 and June 30, 2012, employees purchased 2,504 shares at a price of $4.47 per share and 8,747 shares at a price of $4.44 per share, respectively. As of October 31, 2013, the Company has withheld approximately $48,000 from employees participating in the phase that began on July 1, 2013. As of October 31, 2013, 112,310 shares of common stock were available for future purchase under the Purchase Plan.

          The following table presents the statements of comprehensive income (loss) classification of pre-tax stock-based compensation expense recognized for the years ended October 31, 2013 and 2012:

	Year ended October 31,
(In thousands)	2013	2012
Cost of revenues	$6	$16
Selling and marketing	78	43
General and administrative	356	322
Research and development	5	30
Stock-based compensation expense	$445	$411

          The table above includes benefits reclassified to discontinued operations from selling and marketing totaling $5,000 for the year ended October 31, 2012.

          Tax Impact of Stock-Based Compensation

          The Company reports the benefits of tax deductions in excess of recognized stock-based compensation expense on the consolidated statement of cash flows as financing cash flows. For the years ended October 31, 2013 and 2012, there were no excess tax benefits.

(10)	Stock Repurchase Program

          On April 15, 2011, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of its outstanding shares of common stock in the open market or privately negotiated transactions in the period until July 31, 2012. On May 26, 2011, the Board increased this authorization to $3.0 million for the same period and on March 8, 2012 extended the repurchase period to July 31, 2013. The Company repurchased 58,166 shares at an average price of $4.49 through October 31, 2012 and no additional shares in the year ended October 31, 2013. The repurchase program ended at October 31, 2013.

(11)	Leases

          The Company leases office and manufacturing space, and various office accessories. The building lease for the Company’s present office and manufacturing space expires on December 31, 2017. The Company also leased office space in Milan, Italy under a lease that expired in December 2012. Total lease expenses, including office and manufacturing space and office accessories, were $386,000 and $430,000 for the years ended October 31, 2013 and 2012, respectively.

          The renewal terms of the building lease for the Company’s office and manufacturing facility include rental payments that escalate annually at stated amounts. The lessor also agreed to make certain leasehold improvements in the early portion of the renewal period. The Company uses deferred rental liability accounts to accrue the combined effect of the future payments in relation to the lessor-funded improvements and the normal rent expense for each year, calculated as the average of the five-year committed payments. At October 31, 2013, the Company recorded $210,000 of the estimated lessor-funded leasehold improvements. The balance of the estimated improvements will be recorded when completed. Future minimum lease payments under operating leases in effect as of October 31, 2013 are as follows:

(In thousands)	Amount
Year Ended October 31,
2014	$336
2015	317
2016	324
2017	330
2018	55
$1,362

(12)	Income Taxes

          The Company recorded $70,000 of income tax expense for fiscal 2013 compared to $25,000 for fiscal 2012. The income tax expense for the current year includes federal alternative minimum tax of $28,000, state income tax expenses and minimum fees of approximately $39,600 and an increase in reserves for uncertain tax positions of $2,400. Fiscal 2012 income tax expense includes $23,500 related to state income tax expenses and minimum fees and an increase in reserves for uncertain tax positions of $1,500.

          The Company has federal net operating loss (“NOL”) and general business tax credit carry forwards; however, the utilization of these tax loss and tax credit carry forwards is limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of a IRS-deemed change in ownership that occurred in the fourth quarter of fiscal 2006. The Company estimates that the amount of federal NOL carry forward that is not limited is approximately $12.8 million. These loss carry forwards will expire in years 2018 through 2032. Additionally, the Company has concluded that all general business credit carry forwards generated in prior years are limited and not available for use in future years. The Company’s current year general business credit of $85,000 will carryforward and expire in 2033. Usage of this general business credit carry forward is not limited due to being generated after the change in ownership. The Company also has $137,000 of alternative minimum tax credit carry forwards that do not expire. The alternative minimum tax credit carry forwards are limited by IRC §383 but their ultimate use is not affected since these do not expire. Due to the extension from 15 to 20 years for the carry forward of these NOLs, none of the current loss carry forward benefits expire over the next five years, after considering the statutory limitations described above.

          The actual tax expense attributable to loss from continuing operations differs from the expected tax benefit computed by applying the U.S. federal corporate income tax rate of 34% to the loss from continuing operations as follows:

	2013	2012
Federal statutory rate	34.0%	(34.0)%
State taxes, net of federal benefit	3.5	(108.3)
Change in federal valuation allowance	(24.9)	2,319.9
Impact of expiration of net operating losses	(8.6)	(2,135.9)
Non-deductible meals and entertainment	2.3	(105.2)
Stock-based compensation	(1.5)	(41.8)
Other	0.1	—
Effective income tax rate	4.9%	(105.3)%

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

(In thousands)	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$3,595	$4,221
Tax credit carry forwards	221	109
Deferred revenue	870	312
Inventory reserve	176	210
Stock-based compensation	104	245
Other	354	331
Valuation allowance	(4,660)	(5,062)
Total deferred tax assets	660	366
Deferred tax liabilities:
Intangible assets	(608)	(314)
Fixed assets	(52)	(52)
Total deferred tax liabilities	(660)	(366)
Net deferred income tax asset/(liability)	$—	$—

          The valuation allowance for deferred tax assets as of October 31, 2013 and 2012 was $4,660,000 and $5,062,000, respectively. The total valuation allowance decreased by $402,000 for the year ended October 31, 2013 and decreased $547,000 for the year ended October 31, 2012. A significant portion of the current year decrease in valuation allowance is attributable to expiring NOL carry forward tax benefits. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Although the Company achieved fiscal 2013 pretax income of $1,427,000 and given the volatility of historical results and the uncertainty of the further success of the present new strategies, the Company believes the more-likely-than-not threshold is not yet met, requiring the valuation allowance to remain in place at October 31, 2013. The Company will continue to assess the potential realization of deferred tax assets on a quarterly basis to determine if sufficient evidence exists to remove all or a portion of the Company’s valuation allowance on its deferred tax assets. If conditions support that the recent profitability has stabilized and is more predictable, the recognition of the Company’s deferred tax assets could occur sometime in fiscal 2014 or later, as facts become known. Recognition of this allowance removal may have a substantial impact on profitability in the period of the reduction.

          Deferred tax assets relating to the tax benefits of employee stock option grants have been reduced to reflect exercises through the year ended October 31, 2013. Certain exercises resulted in tax deductions in excess of previously recorded tax benefits. The Company’s NOL carry forwards of $12.8 million referenced above as of October 31, 2013 include $2.7 million of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit of $983,000 will not be recognized until the deductions reduce taxes payable. Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2013, these tax benefits are not reflected in the Company’s deferred tax assets presented above. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when and if recognized.

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

          In accounting for uncertainty in income taxes we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. For the years ended October 31, 2013 and 2012, the liability for uncertainties in income taxes was increased by $2,400 and $1,500, respectively, for interest costs.

          A reconciliation of the beginning and ending amount of unrecognized tax benefits as of October 31, 2013 follows:

(In thousands)	Amount
Balance as of November 1, 2011	$41
Additions during year ended October 31, 2012	1
Additions during year ended October 31, 2013	12
Balance as of October 31, 2013	$54

          If recognized, approximately $45,000 of these benefits would lower the effective tax rate. The remaining $9,000 if recognized would result in a deferred tax asset subject to a valuation allowance and therefore not affect the effective rate. The unrecognized tax benefits are related to potential state income tax liabilities in prior years including related interest as well as current year research and development credits claimed.

          Our federal income tax returns are closed for all tax years up to and including the year ended October 31, 2009. The expiration of the statute of limitations related to the various state income tax returns that the Company file varies by state.

(13)	401(k) Savings Plan

          Substantially all employees are eligible to participate in the 401(k) Savings Plan (“Savings Plan”). Employees may make pre-tax voluntary contributions to their individual accounts up to a maximum of 50% of their aggregate compensation, but not more than currently allowable Internal Revenue Service limitations. The Savings Plan permits matching and discretionary employer contributions. The Company matches 25% of the first 4% of an employee’s annual compensation. On January 1, 2013, the Company increased the matching contribution to 50% of the first 6% of an employee’s annual compensation. Company contributions to the Savings Plan were $197,000 and $75,000 for the years ended October 31, 2013 and 2012, respectively.

(14)	Segment Reporting

          The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales from continuing operations by geographic area are shown in the following table.

	Year ended October 31,
(In thousands)	2013	2012
Revenues from unaffiliated customers:
United States	$25,462	$21,819
Americas	2,567	2,069
Europe, Middle East, Africa	2,235	1,904
Asia Pacific	1,376	1,366
	$31,640	$27,158

(15)	Separation Accrual

          During fiscal 2012, the Company incurred charges for separations in sales and marketing personnel in relation to executive leadership changes and cost-saving force reductions of $216,000 (including $122,000 classified in discontinued operations). During the quarter ended July 31, 2012, the Company incurred charges for separations in additional sales and marketing personnel in cost-saving force reductions of $173,000. During the quarter ended October 31, 2012, the Company incurred charges for separations in marketing and research and development personnel in cost-saving force reductions of $356,000.

          During the first quarter of fiscal 2013, the Company incurred a charge of $29,000 included in general and administrative expenses, consisting of an accrual of separation payments for the former chief financial officer of $56,000, reduced by the effect of forfeitures of previously expensed unvested restricted stock award costs. During the fourth quarter of fiscal 2013, the Company incurred charges of $65,000 and $97,000 in general and administrative expenses and sales and marketing expenses, respectively, related to the separation of senior management personnel.

          The following table reconciles activity for accrued separation expenses for the following periods.

	Year ended October 31,
(In thousands)	2013	2012
Balance, beginning of period	$343	$117
Severance incurred during the period	218	745
Severance payments	(464)	(519)
Balance, end of period (included in employee compensation accrual)	$97	$343

(16)	Litigation

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

          In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer, Gregg O. Lehman, Ph.D., and Chief Financial Officer, Wesley W. Winnekins, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2013. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2013.

(b) Changes in Internal Controls.

          There have been no changes in internal control over financial reporting that occurred during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          The Company’s internal control report is included in this report in Item 8, under the heading “Management’s Report on Internal Controls over Financial Reporting.”

Item 9B. Other Information.

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          The information required by Item 401 of Regulation S-K will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its March 20, 2014 Annual Meeting of Shareholders (“2014 Proxy Materials”), and is incorporated herein by reference.

          The information with respect to the Company’s executive officers required by paragraph (9) of Item 401 of Regulation S-K is set forth under Item 1 of this Form 10-K under the caption “Executive Offices of the Registrant.”

          The information called for by Item 405 under Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Company’s 2014 Proxy Materials, and is incorporated herein by reference.

          The Company has adopted a Code of Ethics and Business Conduct applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics and Business Conduct can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company. Additional information about our Code of Ethics and Business Conduct required pursuant to Item 406 of Regulation S-K will be set forth under the caption Code of Ethics and Business Conduct in the Company’s 2014 Proxy materials, and is incorporated herein by reference.

          The information required pursuant to Item 407 of Regulation S-K will be set forth under the caption “Corporate Governance” in the Company’s 2014 Proxy Materials and is incorporated herein by reference.

Item 11. Executive Compensation

          The information called for by Item 402 of Regulation S-K will be set forth under the caption “Executive Compensation” in the Company’s 2014 Proxy Materials, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters

          The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company’s 2014 Proxy Materials, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, And Director Independence

          The information required by Items 404 and 407(a) of Regulation S-K will be provided in the Company’s 2014 Proxy Materials, to the extent applicable, and such information, if any, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

          The information called for by Item 14 of Form 10K and 9(e) of Schedule 14A will be set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s 2014 Proxy Materials, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1.	Financial Statements of Registrant

The following consolidated financial statements of MGC Diagnostics Corporation and Subsidiary are set forth in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm, Baker Tilly Virchow Krause, LLP.

Consolidated Balance Sheets as of October 31, 2013 and 2012.

Consolidated Statements of Comprehensive Income (Loss) for the years ended October 31, 2013 and 2012.

Consolidated Statements of Cash Flows for the years ended October 31, 2013 and 2012.

Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2013 and 2012.

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

10.1

* MGC Diagnostics Corporation 2002 Stock Option Plan, as amended through July 21, 2005 (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K (File No. 0-9899) filed on July 27, 2005).

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

10.4

* Change-in-Control Agreement between MGC Diagnostics Corporation and Gregg O. Lehman, Ph.D. dated as of January 23, 2012 (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended October 31, 2011).

10.5	* MGC Diagnostics Corporation Form of Change-in-Control Agreement for employees other than Dr. Lehman (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended October 31, 2011).

10.6

Lease dated December 31, 2003 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and MGC Diagnostics Corporation and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10.6 contained in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2004).

10.6.1

Lease amendment dated December 21, 2008 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and MGC Diagnostics Corporation and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10.5.1 to Form 10-K for the year ended October 31, 2008).

10.6.2

Lease amendment dated January 15, 2009 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and MGC Diagnostics Corporation and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota. (incorporated by reference to Exhibit 10.5.1 to Form 10-K for the year ended October 31, 2008).

10.6.3

Lease amendment dated August 16, 2011 between VRT Properties, LLC, successor to Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and MGC Diagnostics Corporation and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 99.1 to Form 10-Q for the quarter ended July 31, 2011).

10.6.4

Lease amendment dated June 25, 2012 between VRT Properties, LLC, successor to Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and MGC Diagnostics Corporation and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 31, 2012).

10.7

* Letter agreement dated May 26, 2011 between MGC Diagnostics Corporation and Gregg O. Lehman, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2011).

10.7.1

* Letter agreement dated as of August 4, 2011 between MGC Diagnostics Corporation and Gregg O. Lehman, Ph.D., (incorporated by reference to Exhibit 99.1 contained in the Current Report on Form 8-K as filed on August 8, 2011).

10.8	* Letter agreement dated as of February 1, 2013 between MGC Diagnostics Corporation and Wesley W. Winnekins.

10.9	* MGC Diagnostics Corporation Policy on Director Election on Stock in Lieu of Quarterly Retainer

22.1	The Company has one significant subsidiary, Medical Graphics Corporation, a Minnesota corporation.

23.1	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

101**

The following materials from our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, (v) Notes to Consolidated Financial Statements and (vi) document and entity information.

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

MGC DIAGNOSTICS CORPORATION
(Registrant)

January 28, 2014	By	/s/ Gregg O. Lehman
Gregg O. Lehman, Ph.D.
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Each of the undersigned hereby constitutes and appoints Gregg O. Lehman, Ph.D. and Wesley W. Winnekins as the undersigned’s true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/s/ Gregg O. Lehman	Director, Pres. & Chief Executive Officer	January 28, 2014
Gregg O. Lehman, Ph.D.	(Principal Executive Officer)

/s/ Wesley W. Winnekins	EVP, Finance and Corporate Development	January 28, 2014
Wesley W. Winnekins	(Principal Financial Officer)

/s/ Mark W. Sheffert	Chairman of the Board of Directors and	January 28, 2014
Mark W. Sheffert	Director

/s/ John R. Baudhuin	Director	January 28, 2014
John R. Baudhuin

/s/ Wendy D. Lynch	Director	January 28, 2014
Wendy D. Lynch, Ph.D.

/s/ Robert E. Munzenrider	Director	January 28, 2014
Robert E. Munzenrider

/s/ Hendrik Struik	Director	January 28, 2014
Hendrik Struik