Form 10-Q
period 2014-01-31
MGC DIAGNOSTICS Corp
filed 2014-03-13
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended January 31, 2014.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to ____________________.

Commission File Number 001-13543

MGC DIAGNOSTICS CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1579150
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

As of March 1, 2014, the Company had outstanding 4,208,588 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
January 31, 2014 and October 31, 2013
(In thousands, except share and per share data)

	January 31, 2014	October 31, 2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,104	$10,574
Accounts receivable, net of allowance for doubtful accounts of $151 and $147, respectively	5,554	8,048
Inventories, net of obsolescence reserve of $305 and $306, respectively	4,019	3,499
Prepaid expenses and other current assets	1,020	1,102
Total current assets	21,697	23,223
Property and equipment, net of accumulated depreciation of $4,167 and $4,094, respectively	898	779
Intangible assets, net	2,326	2,189
Total Assets	$24,921	$26,191
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,665	$1,871
Employee compensation	1,189	1,945
Deferred revenue	3,092	3,091
Other current liabilities and accrued expenses	614	905
Total current liabilities	6,560	7,812
Long-term liabilities:
Long-term deferred revenue and other	2,630	2,535
Total Liabilities	9,190	10,347
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,210,863 and 4,193,990 shares issued and 4,145,436 and 4,127,896 shares outstanding in 2014 and 2013, respectively	415	413
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	22,729	22,606
Accumulated deficit	(7,413)	(7,175)
Total Shareholders’ Equity	15,731	15,844
Total Liabilities and Shareholders’ Equity	$24,921	$26,191

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Consolidated Statements of Income (Loss)
(Unaudited in thousands, except per share data)

	Three Months ended January 31,
	2014	2013
Revenues
Equipment, supplies and accessories revenues	$4,959	$5,806
Service revenues	1,345	1,202
	6,304	7,008
Cost of revenues
Cost of equipment, supplies and accessories revenues	2,300	2,835
Cost of service revenues	440	351
	2,740	3,186
Gross margin	3,564	3,822
Operating expenses:
Selling and marketing	2,016	2,126
General and administrative	1,143	1,418
Research and development	624	647
Amortization of intangibles	7	7
	3,790	4,198
Loss before taxes	(226)	(376)
Provision for taxes	17	7
Net loss	$(243)	$(383)

Loss per share:
Basic	$(0.06)	$(0.10)
Diluted	$(0.06)	$(0.10)
Weighted average common shares outstanding:
Basic	4,135	3,891
Diluted	4,135	3,891

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Three Months ended January 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(243)	$(383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	75	55
Amortization	35	21
Stock-based compensation	127	101
Increase in allowance for doubtful accounts	4	7
Decrease in inventory obsolescence reserve	(1)	21
(Gain) loss on disposal of equipment	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	2,490	(176)
Inventories	(516)	(207)
Prepaid expenses and other current assets	82	120
Accounts payable	(206)	(88)
Employee compensation	(756)	(256)
Deferred revenue	75	314
Other current liabilities and accrued expenses	(286)	(10)
Net cash provided by (used in) operating activities	880	(484)

Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(369)	(317)
Net cash used in investing activities	(369)	(317)

Cash flows from financing activities:

Proceeds from issuance of common stock under employee stock purchase plan	67	68
Repurchase of common stock upon vesting of restricted stock awards	(48)	(10)
Net cash provided by financing activities	19	58

Net increase (decrease) in cash and cash equivalents	530	(743)
Cash and cash equivalents at beginning of period	10,574	9,665
Cash and cash equivalents at end of period	$11,104	$8,922

Cash paid for taxes	$53	$16
Supplemental non-cash items:
Current and non-current liabilities issued for leasehold improvements	$—	$210

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

          The consolidated balance sheet as of January 31, 2014, the consolidated statements of income (loss) for the three months ended January 31, 2014 and 2013, the consolidated statements of cash flows for the three months ended January 31, 2014 and 2013 and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2013 was derived from the audited consolidated financial statements as of that date. Operating results for the three months ended January 31, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended October 31, 2013.

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

          The Company determined there were no events subsequent to January 31, 2014, that required recognition or disclosure in these consolidated financial statements.

(2)	Summary of Significant Accounting Policies

          Revenue Recognition

          The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company’s products are sold for cash or on unsecured credit terms requiring payment based on the shipment date. Credit terms can vary between customers due to many factors, but are generally, on average, 30 to 60 days. Revenue, net of discounts, is generally recognized upon shipment or delivery to customers in accordance with written sales terms. Standard sales terms do not include customer acceptance conditions, future credits, rebates, price protection or general rights of return. The terms of sales to both domestic customers and international distributors are identical, although adherence to these terms is more pervasive with domestic customers than with international distributors. In instances when a customer order specifies final acceptance of the system, revenue recognition is deferred until all customer acceptance criteria have been met. Estimated warranty obligations are recorded upon shipment. When appropriate, infrequent customer requested short-term bill-and-hold arrangements are accommodated and accounted for in accordance with authoritative literature. Sales and use taxes are reported on a net basis, excluding them from revenues and cost of revenues.

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years. Deferred income associated with service contracts was $5,155,000 and $4,974,000 as of January 31, 2014 and October 31, 2013, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $311,000 and $411,000 as of January 31, 2014 and October 31, 2013, respectively.

          When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the sale consideration is allocated to each respective element based on the relative selling price and revenue is recognized when revenue recognition criteria for each element are met. Deferred revenue from the allocation of discounts within multiple deliverable sale agreements was $79,000 as of January 31, 2014 and October 31, 2013. Consideration allocated to delivered equipment is equal to the total arrangement consideration less the selling price of installation and training. The selling price of installation and training services is based on specific objective evidence, including third-party invoices.

          No customer accounted for more than 10% of revenue in the three months ended January 31, 2014 and 2013.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $41,000 and $37,000 as of January 31, 2014 and October 31, 2013, respectively. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

          Internal Software Development Costs

          Internal software development costs consist primarily of internal salaries and consulting fees for developing software platforms for sale to or use by customers within equipment purchased from the Company. We capitalize costs related to the development of our software products, as all of these products will be used as an integral part of a product or process to be sold or leased. This software is primarily related to our Breeze Suite platform, including underlying support products. Capitalized software may also include other less significant projects supporting software for separate sale or for internal use.

          We capitalize costs related to software developed for new products and significant enhancements of existing products once technological feasibility has been reached and all research and development for the components of the product have been completed. These costs are amortized on a straight-line basis over the estimated useful life of the related product, not to exceed seven years, commencing with the date the product becomes available for general release to our customers. Costs for internal use software are amortized over the expected use periods of the software (See Note 5). The achievement of technological feasibility and the estimate of a product’s economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

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

          Total stock-based compensation expense included in the Company’s statements of income (loss) for the three months ended January 31, 2014 and 2013 was $127,000 and $101,000, respectively.

          Stock Options

          A summary of the Company’s stock activity for the three months ended January 31, 2014 and 2013 is presented in the following table:

	For the Three Months ended
	January 31, 2014		January 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	110,370	$6.83	286,072	$6.57
Granted	—	—	5,900	6.76
Expired or cancelled	(500)	6.76	(13,502)	6.81
Outstanding at end of period	109,870	$6.83	278,470	$6.56

          The following table summarizes information concerning stock options outstanding as of January 31, 2014:

Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
	$5.08	4,500	2.32	4,500
	5.16	20,250	1.57	20,250
	6.23	14,000	0.74	14,000
	6.60	13,295	0.55	13,295
	6.76	5,400	8.79	1,796
	7.86	52,425	0.75	52,425
Total		109,870	1.33	106,266

          The total intrinsic value of options outstanding and exercisable as of January 31, 2014 was $471,000 and $455,000, respectively, which was calculated using the closing stock price at the end of the first quarter less the option price of in-the-money options. The Company issues new shares when stock options are exercised. Unrecognized compensation expense related to outstanding stock options as of January 31, 2014 was $17,000 and is expected to be recognized over a weighted average period of 1.78 years.

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

          Restricted Stock Awards

          Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended January 31, 2014 and 2013 is presented in the following table:

	For the Three Months ended
	January 31, 2014		January 31, 2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	66,094	$5.88	101,071	$5.23
Granted	—	—	2,000	5.80
Vested	(667)	5.80	(4,000)	5.10
Unvested at end of period	65,427	$5.88	99,071	$5.24

          Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of January 31, 2014 was $162,000 and is expected to be recognized over a weighted average period of 1.26 years.

          Director Stock Awards in Lieu of Cash Retainer Fees

          During the fiscal 2013 fourth quarter, the Company initiated a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their regular cash retainer fees. During the three months ended January 31, 2014, the Company issued 947 shares under this program. The expense was recognized at the time of share issuance and totaled $11,000 in the period.

          Performance Share Awards

          Within his employment offer, the Company’s Chief Executive Officer has the ability to earn share awards equal to one-third of his base compensation subject to achieving specific operating performance criteria. On December 18, 2013, the Company’s chief executive officer was awarded 8,832 shares of Company common shares to be delivered if the Company achieves specific fiscal 2014 financial targets. The officer is not entitled to rights of ownership and shares are not regarded as outstanding until delivered. These shares are valued at $117,000, with $16,000 recognized as a expense in the three months ended January 31, 2014, leaving up to $101,000 that may be expensed in the remaining quarters of fiscal 2014.

          The Company has also issued performance share awards to non-employee consultants. These awards are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The value of stock awards to non-employees remains variable until performance criteria have been achieved, when individual share groups to be granted vest, establishing the value of each group over the dates that its related performance criteria was completed. Under variable accounting, amounts are expensed in relation to the shares expected to be granted over the performance period, with value of those whose performance criteria has been met at the market value on the date earned and value of all others marked to market as of the reporting date. As of January 31, 2014, of the 10,000 shares available to be issued, 1,000 shares were estimated as earned with an aggregate market value fixed at $10,000. Expense under this agreement for the three months ended January 31, 2014 and 2013 was $21,000 and $18,000, respectively. The remaining 9,000 shares available to be earned have $107,000 in value as of January 31, 2014.

          Employee Stock Purchase Plan

          The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended July 1, 2012 to increase shares available for sale by 100,000 shares (“Purchase Plan”), allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to certain eligibility requirements. Under the Purchase Plan, participating employees may purchase the Company’s common stock on a voluntary after-tax basis at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2013, employees purchased 9,398 shares at a price of $7.11 per share. As of January 31, 2014, the Company has withheld approximately $13,000 from employees participating in the phase that began on January 1, 2014. As of January 31, 2014, 102,912 shares of common stock were available for future purchase under the Purchase Plan.

          The following table presents the statements of income (loss) classification of pre-tax stock-based compensation expense recognized for the three months ended January 31, 2014 and 2013:

	Three Months ended January 31,
(In thousands)	2014	2013
Cost of revenues	$2	$1
Selling and marketing	18	15
General and administrative	105	83
Research and development	2	2
Stock-based compensation expense	$127	$101

          Tax Impact of Stock-Based Compensation

The Company reports the benefit of tax deductions in excess of recognized stock-based compensation expense on the consolidated statement of cash flows as financing cash flows. For the three months ended January 31, 2014 and 2013, there were no excess tax benefits.

(4)	Inventories

          Inventories consisted of the following as of January 31, 2014 and October 31, 2013:

(In thousands)	2014	2013
Raw materials	$1,900	$1,752
Work-in-process	325	326
Finished goods	1,794	1,421
	$4,019	$3,499

(5)	Intangible Assets

           Intangible assets consisted of the following as of January 31, 2014 and October 31, 2013:

(In thousands)	2014	2013
Intangible assets:
Developed technology	$6,853	$6,853
Trademarks	61	61
Software	560	560
Capitalized software in progress	1,686	1,514
	9,160	8,988
Less: accumulated amortization	(6,834)	(6,799)
	$2,326	$2,189

          The intangible assets related to developed technology, patents and trademarks are being amortized using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. During the quarter ended January 31, 2013, the Company introduced Breeze WebReview software and began amortizing the related capitalized software costs using a five-year life. Total amortization expense was $35,000 and $21,000 for the three months ended January 31, 2014 and 2013, respectively. Of the total, amortization expense related to software costs of $30,000 and $14,000 is included in cost of equipment, supplies and accessories revenues for the three months ended January 31, 2014 and 2013, respectively.

          Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets placed in service as of January 31, 2014 is as follows:

(In thousands)	Amortization
Nine months ending October 31, 2014	$104
2015	139
2016	138
2017	117
2018	14
$512

          The above table does not include estimated amortization expense for patents not yet placed into service totaling $128,000, included in “Developed technology,” or for capitalized software costs of $1,686,000 that are not yet placed into service. We capitalized software development costs of $174,000 and $300,000 during the three months ended January 31, 2014 and 2013, respectively. Upon completion of these development projects, we expect to amortize the capitalized software costs over a five year period.

(6)	Warranty Reserve

           Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment subject to warranty and the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on the type of equipment. Warranty provisions and claims for the three months ended January 31, 2014 and 2013 were as follows:

(In thousands)	2014	2013
Balance, beginning of period	$147	$91
Warranty provision based on units sold	34	33
Periodic reserve adjustments	45	21
Warranty claims	(91)	(61)
Balance, end of period	$135	$84

(7)	Net Income (Loss) per Share

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

          The Company had unexpired options for the purchase of its common shares and unvested restricted and performance stock awards at January 31, 2014 and 2013 of 184,129 and 398,374 shares, respectively.

          Shares used in the net income (loss) per share computations are as follows:

	Three Months ended January 31,
(In thousands)	2014	2013
Weighted average common shares outstanding - basic	4,135	3,891
Dilutive effect of stock options and unvested restricted shares	—	—
Weighted average common shares outstanding - diluted	4,135	3,891

          As a result of the net loss in the three months ended January 31, 2014 and 2013, the outstanding stock options and unvested restricted stock shares were considered antidilutive and, therefore, were excluded from diluted loss per share for those periods. Antidilutive shares excluded from the calculation for the three months ended January 31, 2014 and 2013 calculation totaled 97,243 and 62,631, respectively.

(8)	Income Taxes

           The Company has recorded a provision for income tax expense of $17,000 and $7,000 for the three months ended January 31, 2014 and 2013, respectively. The increased provisions for the three months ended January 31, 2014 reflect estimates for federal alternative minimum taxes.

          As of January 31, 2014 and October 31, 2013, the reserve for uncertain tax positions was $54,000. The entire amount of the reserve is related to uncertainties regarding income tax nexus with various states in which the Company operates. Included in the reserve is $21,000 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

          Estimated interest and penalties related to potential underpayment of income taxes are classified as a component of tax expense in the consolidated statements of income (loss). The Company does not expect the amount of reserves for uncertain tax positions to change significantly in the next twelve months. Similarly, the Company does not anticipate that the total reserve for uncertain tax positions will significantly change due to the settlement of audits and the expiration of statutes of limitations within the next twelve months.

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

          The Company has federal net operating loss (“NOL”) and general business tax credit carry forwards; however, the utilization of these tax loss and tax credit carry forwards is limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of an IRS-deemed change in ownership that occurred in the fourth quarter of fiscal 2006. The Company estimates that the amount of federal NOL carry forward from October 31, 2013 that is not limited is approximately $12.8 million. These loss carry forwards will expire in years 2018 through 2032. Additionally, the Company has general business credit carry forwards of $85,000 that will expire in 2033. The Company also has $137,000 of alternative minimum tax credit carry forwards that do not have expiration dates. The alternative minimum tax credit carry forwards are limited by IRC §383, but their ultimate use is not affected since these do not expire.

          The Company has recorded a full valuation allowance against its net deferred tax assets because it believed that it was more likely than not that the asset would not be realized in the future. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Given the volatility of historical results and the uncertainty of the further success of the present new strategies, the Company believes it has not yet achieved the more-likely-than-not threshold, and therefore the valuation allowance remains in place at January 31, 2014. The Company will continue to assess the potential realization of the deferred tax assets on a quarterly basis in fiscal 2014 to determine if sufficient evidence exists to remove all or a portion of this valuation allowance. If the Company determines that its recent profitability has stabilized and is more predictable, the Company could recognize all or a portion of the deferred tax assets in fiscal 2014 or later. Removal of the allowance and recognition of the deferred tax assets may have a substantial impact on the Company’s profitability.

          The Company’s NOL carry forwards of $12.8 million referenced above as of October 31, 2013 include $2.7 million of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit of $1.0 million will not be recognized until the deductions reduce taxes payable. Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2014, these tax benefits are not reflected in the Company’s deferred tax assets presented above. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when and if recognized. Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $1.0 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

(9)	Separation Accrual

           During the first quarter of fiscal 2013, the Company incurred a charge of $29,000 included in general and administrative expenses, consisting of an accrual of separation payments for the former chief financial officer of $56,000, reduced by the effect of forfeitures of previously expensed unvested restricted stock awards.

          The following table reconciles activity for accrued separation expenses for the following periods.

	Three Months ended January 31,
(In thousands)	2014	2013
Balance, beginning of period	$97	$343
Severance incurred during the period	—	56
Severance payments	(40)	(178)
Balance, end of period (included in employee compensation accrual)	$57	$221

(10)	Segment Reporting

           The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales from continuing operations by geographic area are shown in the following table.

	Three Months ended January 31,
(In thousands)	2014	2013
Revenues from unaffiliated customers:
United States	$5,059	$5,263
Americas	351	714
Europe, Middle East, Africa	480	566
Asia Pacific	414	465
	$6,304	$7,008

(11)	Litigation

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

          Total revenues for the fiscal 2014 first quarter were $6.3 million, a decrease of 10% from $7.0 million in 2013. Operating expenses for the fiscal 2014 first quarter were $3.8 million, a decrease of 10% from the same period in 2013. Net loss for the three months ended January 31, 2014 was $(243,000), or $(0.06) per basic and diluted share, compared to a net loss of $(383,000), or $(0.10) per basic and diluted share, for the same period in 2013.

Results of Operations

          The following table contains selected information from our historical consolidated statements of income (loss), expressed as a percentage of revenue:

	Three Months ended January 31,
	2014	2013
Revenues	100.0%	100.0%
Cost of revenues	43.5	45.5
Gross margin	56.5	54.5
Operating Expenses
Selling and marketing expenses	32.0	30.4
General and administrative expenses	18.1	20.2
Research and development expenses	9.9	9.2
Amortization of intangibles	0.1	0.1
Total operating expenses	60.1	59.9
Operating loss	(3.6)	(5.4)
Provision for taxes	(0.3)	(0.1)
Net loss	(3.9)%	(5.5)%

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

Quarterly Comparisons of Operations

          The following paragraphs discuss the Company’s performance for the fiscal three months ended January 31, 2014 and 2013.

Revenues

          Total revenues for the three months ended January 31, 2014 decreased 10% compared to the same period in fiscal 2013. Domestic revenue for the three months ended January 31, 2014, decreased 4% compared to the prior year period which included our largest competitive conversion of fiscal 2013. International revenue decreased 29% from prior year period levels, primarily due to weaker sales in the Latin American and Canadian markets.

Gross Margin

          Gross margin percentage for the three months ended January 31, 2014 was 56.5%, a 200 basis point increase from 54.5% in the same period in 2013. The increase is primarily due to improved pricing and product mix, and lower product costs. Gross margin for equipment, supplies and accessories was 53.6% for the quarter, compared to 51.2% in the prior year’s quarter. Gross margin for services decreased to 67.3% for the quarter, compared to 70.8% for the prior year’s quarter primarily due to higher expenses to provide service to customers having extended service agreements. We expect that combined gross margin levels will continue in the mid-50% range for the remaining quarters of fiscal 2014.

Selling and Marketing

          Selling and marketing expenses decreased by 5% to $2.0 million for the three months ended January 31, 2014 from $2.1 million for the comparable fiscal 2013 period. Expenses as a percent of revenues increased to 32.0%, compared to 30.4% for the same period last year due to lower sales volume. Expenses decreased primarily due to net lower selling commissions and group purchasing organization fees of $65,000, attributable to lower revenues, decreased trade shows and meetings expenses of $32,000, and reduced other personnel cost and incentive accruals of $30,000. These savings were offset in part by increased telemarketing costs of $25,000.

General and Administrative

          General and administrative expenses for the three months ended January 31, 2014 decreased by 19%, or $275,000, to $1.1 million compared to $1.4 million in 2013. Expenses as a percent of revenues decreased to 18.1%, compared to 20.2% for the same period last year. The prior year period included $234,000 related to an abandoned acquisition effort, intellectual property legal fees and net executive separation costs. The remaining decrease is due to reduced current year management incentive and other bonus accruals of $71,000, partially offset by $53,000 related to other corporate development efforts.

Research and Development

          Research and development expenses for the three months ended January 31, 2014 decreased by 4%, or $23,000, to $0.6 million, compared to $0.6 million for the same period in fiscal 2013. Expenses as a percent of revenues increased to 9.9%, compared to 9.2% for the same period last year. The decrease in expenses resulted primarily from $49,000 of reduced personnel and incentive expenses. These savings were partially offset by a $20,000 net increase in project-related costs from the Company’s expansion of its investment in new product hardware and software development. Internal software development costs capitalized totaled $174,000 and $300,000 in the three months ended January 31, 2014 and 2013, respectively.

Amortization of Intangibles

          Amortization of patents costs was $7,000 and $7,000 for the three months ended January 31, 2014 and 2013, respectively.

          The Company began amortizing capitalized software development costs when its Breeze WebReview software was released to the market in mid-December 2012. The amortization of software development assets is included in the cost of equipment revenues due to the direct relationship to equipment units sold. The Company expects the level of future amortization expense related to capitalized software development costs to increase as current capital projects in progress are released to the market.

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

          The Company recorded $17,000 and $7,000 of income tax expense for the three months ended January 31, 2014 and 2013, respectively. The income tax expense includes state income tax expenses and minimum fees and increases in reserves for uncertain tax positions, as well as anticipated federal alternative minimum taxes in fiscal 2014.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly-owned Medical Graphics Corporation subsidiary.

          As of January 31, 2014, the Company had cash and cash equivalents of $11.1 million and working capital of $15.1 million. During the three months ended January 31, 2014, the Company generated $880,000 in cash from operating activities, with $3,000 used in operations before changes in working capital items. Accounts receivable decreased $2,490,000, while days sales outstanding (“DSO”), which measures how quickly receivables are collected, stayed flat at 79 days from October 31, 2013 to January 31, 2014. Inventory increased by $516,000, as days of inventory on hand increased to 132 days as of January 31, 2014, 18 days more than at January 31, 2013. The accounts payables balance decreased by $206,000. Employee compensation accruals as of January 31, 2014 were $756,000 lower than October 31, 2013 levels, reflecting the payments of accrued sales commissions, management incentive compensation and separation costs since year end.

          During the three months ended January 31, 2014, the Company used $369,000 in cash to purchase property, equipment and intangible assets. The Company has no material commitments for capital expenditures for the remainder of fiscal 2014. The Company’s 2014 operating plans include costs of advancing the migration of the Company’s software platform for its products to a next-generation software platform, including expensed development efforts and capitalized costs for the production software.

          Cash was generated in the first quarters of fiscal 2014 and 2013 within financing activities, mostly related to share issuances under employee stock benefit programs (including share purchases within the employee stock purchase plan), offset by amounts paid for share withholding to support statutory minimum income tax withholding requirements on vesting restricted share arrangements.

          In the fiscal 2013 second quarter, the Company declared and paid $1,805,000 in a special one-time dividend. Approximately $34,000 remains to be paid concurrent with the expected vesting of outstanding restricted share awards.

          The Company believes that it will meet its liquidity and capital resource needs over the next twelve months through its cash flows resulting from operations, as well as current cash and cash equivalents. In addition, the Company has implemented a market-focused strategic plan leveraging the strength of its MGC Diagnostics/MedGraphics brand and improving its worldwide selling and distribution capability. Pursuant to this plan, the Company has held discussions with various potential strategic product and technology partners and may use some of its cash and capital resources in the acquisition of new technologies or businesses.

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

          Our actual results may differ materially depending on a variety of factors including:

●	national and worldwide economic and capital market conditions;
●	continuing cost-containment efforts in our hospital, clinic and office markets;
●	our ability to remain as qualified providers for group purchasing organizations ensuring continued access to our markets;
●	any changes in the patterns of medical reimbursement that may result from national healthcare reform;
●

our ability to successfully operate our business, including successfully converting our increasing research and development expenditures into new and improved cardiorespiratory diagnostic products and services and selling these products and services into existing and new markets;

●	our ability to complete our software development initiatives and migrate our software platform to next-generation technology;
●

our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations that will enable us to increase revenues and profitability as opportunities develop;

●	our ability to expand our international revenue through our distribution partners;
●	our ability to defend ourselves from product liability claims related to our cardiorespiratory diagnostic products;
●	our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future;
●	our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures;
●	the Company’s ability to identify, acquire and integrate products or businesses that enable the Company to increase revenue and profitability; and
●	our dependence on third-party vendors.

          Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the above discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including the Annual Report on Form 10-K for the year ended October 31, 2013.

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

(b) Changes in Internal Controls

          There have been no changes in internal control over financial reporting that occurred during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

                    The Company is subject to claims and lawsuits that have been filed in the ordinary course of business. From time to time, the Company initiates lawsuits against others to enforce patents or to collect debts in the ordinary course of business. There are no known current lawsuits or other litigation that involve the Company. Therefore, management believes that the settlement of all litigation would not have a material effect on the results of operations or liquidity of the Company.

Item 1A.  Risk Factors.

                    We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2013. We believe there have been no material changes from the risk factors disclosed in that Annual Report on Form 10-K.

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

101*

The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements and (vi) document and entity information.

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

MGC DIAGNOSTICS CORPORATION
(Registrant)

March 13, 2014

	By:	/s/ Gregg O. Lehman
Gregg O. Lehman
President and Chief Executive Officer

March 13, 2014

	By:	/s/ Wesley W. Winnekins
Wesley W. Winnekins
Chief Financial Officer