Form 10-Q
period 2014-04-30
MGC DIAGNOSTICS Corp
filed 2014-06-13
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 30, 2014.
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

As of June 4, 2014, the Company had outstanding 4,243,236 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

April 30, 2014 and October 31, 2013

(In thousands, except share and per share data)

	April 30, 2014	October 31, 2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,352	$10,574
Accounts receivable, net of allowance for doubtful
accounts of $229 and $147, respectively	6,204	8,048
Inventories, net of obsolescence reserve of $394 and
$306, respectively	4,134	3,499
Prepaid expenses and other current assets	1,282	1,102
Total current assets	22,972	23,223
Property and equipment, net of accumulated
depreciation of $4,247 and $4,094, respectively	911	779
Intangible assets, net	2,477	2,189
Total Assets	$26,360	$26,191
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$2,307	$1,871
Employee compensation	1,203	1,945
Deferred revenue	3,332	3,091
Other current liabilities and accrued expenses	687	905
Total current liabilities	7,529	7,812
Long-term liabilities:
Long-term deferred revenue and other	2,753	2,535
Total Liabilities	10,282	10,347
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000
shares, 4,223,813 and 4,193,990 shares issued and
4,177,203 and 4,127,896 shares outstanding in 2014
and 2013, respectively	418	413
Undesignated shares, authorized 5,000,000 shares,
no shares issued and outstanding	—	—
Additional paid-in capital	22,766	22,606
Accumulated deficit	(7,106)	(7,175)
Total Shareholders’ Equity	16,078	15,844
Total Liabilities and Shareholders’ Equity	$26,360	$26,191

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(Unaudited in thousands, except per share data)

	Three months ended April 30,		Six Months ended April 30,
	2014	2013	2014	2013
Revenues
Equipment, supplies and accessories revenues	$5,798	$6,360	$10,757	$12,166
Service revenues	1,629	1,203	2,974	2,405
	7,427	7,563	13,731	14,571
Cost of revenues
Cost of equipment, supplies and accessories revenues	2,736	2,996	5,036	5,831
Cost of service revenues	547	357	987	708
	3,283	3,353	6,023	6,539
Gross margin	4,144	4,210	7,708	8,032
Operating expenses:
Selling and marketing	1,884	2,094	3,900	4,220
General and administrative	1,287	1,214	2,430	2,632
Research and development	640	640	1,264	1,287
Amortization of intangibles	6	4	13	11
	3,817	3,952	7,607	8,150
Operating income (loss)	327	258	101	(118)
Interest income	—	1	—	1
Income (loss) before taxes	327	259	101	(117)
Provision for taxes	19	7	36	14
Net income (loss)	$308	$252	$65	$(131)

Income (loss) per share:
Basic	$0.07	$0.06	$0.02	$(0.03)
Diluted	$0.07	$0.06	$0.02	$(0.03)
Weighted average common shares outstanding:
Basic	4,163	3,930	4,149	3,910
Diluted	4,237	3,994	4,234	3,910
Dividends delcared per share	$—	$0.45	$—	0.45

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six Months ended April 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$65	$(131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	155	110
Amortization	69	53
Stock-based compensation	211	234
Increase (decrease) in allowance for doubtful accounts	82	(13)
Increase in inventory obsolescence reserve	88	9
Gain on disposal of equipment	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	1,762	(625)
Inventories	(723)	(215)
Prepaid expenses and other current assets	(180)	76
Accounts payable	436	(226)
Employee compensation	(742)	42
Deferred revenue	416	1,058
Other current liabilities and accrued expenses	(231)	142
Net cash provided by operating activities	1,408	511

Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(611)	(598)
Net cash used in investing activities	(611)	(598)

Cash flows from financing activities:
Dividends paid	—	(1,800)
Proceeds from issuance of common stock under employee stock purchase plan	67	68
Proceeds from the exercise of stock options	—	345
Repurchase of common stock upon vesting of restricted stock awards	(86)	(23)
Net cash used in financing activities	(19)	(1,410)

Net increase (decrease) in cash and cash equivalents	778	(1,497)
Cash and cash equivalents at beginning of period	10,574	9,665
Cash and cash equivalents at end of period	$11,352	$8,168

Cash paid for taxes	$56	$18
Supplemental non-cash items:
Current and non-current liabilities issued for leasehold improvements	$33	$210
Accrued dividends (reversal)	(4)	56

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

The consolidated balance sheet as of April 30, 2014, the consolidated statements of income (loss) for the three and six months ended April 30, 2014 and 2013, the consolidated statements of cash flows for the six months ended April 30, 2014 and 2013 and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2013 was derived from the audited consolidated financial statements as of that date. Operating results for the three and six months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended October 31, 2013.

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities made in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates include accounts receivable reserves, product warranty and inventory reserves, and depreciable lives of property, equipment and intangible assets (including internal software development costs).

The Company determined there were no events subsequent to April 30, 2014, that required recognition or disclosure in these consolidated financial statements.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years. Deferred income associated with service contracts was $5,412,000 and $4,974,000 as of April 30, 2014 and October 31, 2013, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $400,000 and $411,000 as of April 30, 2014 and October 31, 2013, respectively.

When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the sale consideration is allocated to each respective element based on the relative selling price and revenue is recognized when revenue recognition criteria for each element are met. Deferred revenue from the allocation of discounts within multiple deliverable sale agreements was $79,000 as of April 30, 2014 and October 31, 2013. Consideration allocated to delivered equipment is equal to the total arrangement consideration less the selling price of installation and training. The selling price of installation and training services is based on specific objective evidence, including third-party invoices.

No customer accounted for more than 10% of revenue in the three and six months ended April 30, 2014 and 2013.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $27,000 and $37,000 as of April 30, 2014 and October 31, 2013, respectively. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

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

New Accounting Pronouncements

Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

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

Total stock-based compensation expense included in the Company’s statements of income (loss) was $84,000 and $133,000 for the three months ended April 30, 2014 and 2013, respectively, and $211,000 and $234,000 for the six months ended April 30, 2014 and 2013, respectively.

Stock Options

A summary of the Company’s stock option activity for the six months ended April 30, 2014 and 2013 is presented in the following table:

	For the Six Months ended
	April 30, 2014		April 30, 2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	110,370	$6.83	286,072	$6.57
Granted	—	—	5,900	6.76
Exercised	—	—	(64,583)	5.34
Expired or cancelled	(500)	6.76	(18,252)	6.67
Outstanding at end of period	109,870	$6.83	209,137	$6.95

The following table summarizes information concerning stock options outstanding as of April 30, 2014:

		Weighted
		Average
		Remaining	Number
	Number	Contractual	Subject to
Exercise Prices	Outstanding	Life	Exercise
$5.08	4,500	2.07	4,500
5.16	20,250	1.33	20,250
6.23	14,000	0.50	14,000
6.60	13,295	0.31	13,295
6.76	5,400	8.54	1,796
7.86	52,425	0.50	52,425
Total	109,870	1.09	106,266

The total intrinsic value of options exercised was $0 and $118,000 during the three months ended April 30, 2014 and April 30, 2013, respectively. The total intrinsic value of options exercised was $0 and $118,000 during the six months ended April 30, 2014 and April 30, 2013, respectively. The total intrinsic value of options outstanding and exercisable as of April 30, 2014 was $462,000 and $447,000, respectively, which was calculated using the closing stock price at the end of the second quarter less the option price of in-the-money options. The Company issues new shares when stock options are exercised. The Company received cash from the exercise of stock options of $0 during the three and the six months ended April 30, 2014 and $345,000 during the three and the six months ended April 30, 2013, respectively. Unrecognized compensation expense related to outstanding stock options as of April 30, 2014 was $15,000 and is expected to be recognized over a weighted average period of 1.53 years.

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

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the six months ended April 30, 2014 and 2013 is presented in the following table:

	For the Six Months ended
	April 30, 2014		April 30, 2013
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	66,094	$5.88	101,071	$5.23
Granted	15,225	10.51	39,395	6.23
Vested	(34,839)	6.17	(38,360)	5.60
Forfeited	—	—	(17,667)	4.66
Unvested at end of period	46,480	$7.18	84,439	$5.64

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of April 30, 2014 was $249,000 and is expected to be recognized over a weighted average period of 1.12 years.

Director Stock Awards in Lieu of Cash Retainer Fees

During the fiscal 2013 fourth quarter, the Company initiated a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their regular cash retainer fees. During the three and six months ended April 30, 2014, the Company issued 1,010 and 1,957 shares, respectively, under this program. The expense was recognized at the time of share issuance and totaled $11,000 and $22,000 in the three and six month periods, respectively.

Performance Share Awards

Within his employment offer, the Company’s Chief Executive Officer has the ability to earn share awards equal to one-third of his base compensation subject to achieving specific operating performance criteria. On December 18, 2013, the Company’s Chief Executive Officer was awarded 8,832 shares of Company common shares with a value of $117,000 to be delivered if the Company achieves specific fiscal 2014 financial targets. The officer is not entitled to rights of ownership and shares are not regarded as outstanding until delivered. During the quarter ended April 30, 2014, the Company recorded a $(16,000) expense reversal bringing the accrual for the six months ended April 30, 2014 to $0, because it was not probable that the shares will vest in the remaining quarters of fiscal 2014. This leaves up to the full $117,000 that may be expensed should that probability change.

The Company has also issued performance share awards to non-employee consultants. These awards are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The value of stock awards to non-employees remains variable until performance criteria have been achieved, when individual share groups to be granted vest, establishing the value of each group over the dates that its related performance criteria was completed. Under variable accounting, amounts are expensed in relation to the shares expected to be granted over the performance period, with value of those whose performance criteria has been met at the market value on the date earned and value of all others marked to market as of the reporting date. As of April 30, 2014, of the 10,000 shares available to be issued, 1,500 shares were estimated as earned with an aggregate market value fixed at $15,000. The remaining 8,500 shares available to be earned have $68,000 in value expected to be earned as of April 30, 2014. Expense (reversal) under this agreement for the three months ended April 30, 2014 and 2013 was $6,000 and $(3,000), respectively, and for the six months ended April 30, 2014 and 2013 was $27,000 and $15,000, respectively.

Employee Stock Purchase Plan

The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended July 1, 2012 to increase shares available for sale by 100,000 shares (“Purchase Plan”), allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to certain eligibility requirements. Under the Purchase Plan, participating employees may purchase the Company’s common stock on a voluntary after-tax basis at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2013, employees purchased 9,398 shares at a price of $7.11 per share. As of April 30, 2014, the Company has withheld approximately $51,000 from employees participating in the phase that began on January 1, 2014. As of April 30, 2014, 102,912 shares of common stock were available for future purchase under the Purchase Plan.

The following table presents the statements of income (loss) classification of pre-tax stock-based compensation expense recognized for the three and six months ended April 30, 2014 and 2013:

	Three Months ended April 30,		Six Months ended April 30,
(In thousands)	2014	2013	2014	2013
Cost of revenues	$1	$2	$3	$3
Selling and marketing	19	17	37	32
General and administrative	62	113	167	196
Research and development	2	1	4	3
Stock-based compensation expense	$84	$133	$211	$234

Tax Impact of Stock-Based Compensation

The Company reports the benefit of tax deductions in excess of recognized stock-based compensation expense on the consolidated statement of cash flows as financing cash flows. For the six months ended April 30, 2014 and 2013, there were no excess tax benefits.

(4)	Inventories

Inventories consisted of the following as of April 30, 2014 and October 31, 2013:

(In thousands)	2014	2013
Raw materials	$2,034	$1,752
Work-in-process	573	326
Finished goods	1,527	1,421
	$4,134	$3,499

(5)	Intangible Assets

Intangible assets consisted of the following as of April 30, 2014 and October 31, 2013:

(In thousands)	2014	2013
Intangible assets:
Developed technology	$6,861	$6,853
Trademarks	61	61
Software	560	560
Capitalized software in progress	1,864	1,514
	9,346	8,988
Less: accumulated amortization	(6,869)	(6,799)
	$2,477	$2,189

The intangible assets related to developed technology, patents and trademarks are being amortized using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. During the quarter ended January 31, 2013, the Company introduced Breeze WebReview software and began amortizing the related capitalized software costs using a five-year life. Total amortization expense was $34,000 and $69,000 for the three and six months ended April 30, 2014, respectively, and $32,000 and $53,000 for the three and six months ended April 30, 2013, respectively. Of the total, amortization expense related to software costs of $26,000 and $56,000 is included in cost of equipment, supplies and accessories revenues for the three and six months ended April 30, 2014, respectively, and $28,000 and $42,000 is included in cost of equipment, supplies and accessories revenues for the three and six months ended April 30, 2013, respectively.

Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets placed in service as of April 30, 2014 is as follows:

(In thousands)	Amortization
Six months ending October 31, 2014	$69
2015	139
2016	138
2017	117
2018	14
$477

The above table does not include estimated amortization expense for patents not yet placed into service totaling $136,000, included in “Developed technology,” or for capitalized software costs of $1,864,000 that are not yet placed into service. We capitalized software development costs of $178,000 and $166,000 during the three months ended April 30, 2014 and 2013, respectively, and $350,000 and $466,000 during the six months ended April 30, 2014 and 2013, respectively. Upon completion of these development projects, we expect to amortize the capitalized software costs over a five year period.

(6)	Warranty Reserve

Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment subject to warranty and the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on the type of equipment. Warranty provisions and claims for the six months ended April 30, 2014 and 2013 were as follows:

(In thousands)	2014	2013
Balance, beginning of period	$147	$91
Warranty provision based on units sold	75	100
Periodic reserve adjustments	48	65
Warranty claims	(159)	(121)
Balance, end of period	$111	$135

(7)	Net Income (Loss) per Share

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

The Company had unexpired options for the purchase of its common shares and unvested restricted and performance stock awards as of April 30, 2014 and 2013 of 165,182 and 314,409 shares, respectively.

Shares used in the net income (loss) per share computations are as follows:

	Three Months ended April 30,		Six Months ended April 30,
(In thousands)	2014	2013	2014	2013
Weighted average common shares outstanding - basic	4,163	3,930	4,149	3,910
Dilutive effect of stock options and unvested restricted shares	74	64	85	—
Weighted average common shares outstanding - diluted	4,237	3,994	4,234	3,910

As a result of the net loss in the six months ended April 30, 2013, the outstanding stock options and unvested restricted stock shares were considered antidilutive and, therefore, were excluded from diluted loss per share for the period. Antidilutive shares excluded from the calculation for the three and six months ended April 30, 2014, and three months ended April 30, 2013 calculations totaled 15,000, 24,000 and 147,000, respectively.

(8)	Income Taxes

The Company has recorded a provision for income tax expense of $19,000 and $7,000 for the three months ended April 30, 2014 and 2013, respectively, and $36,000 and $14,000 for the six months ended April 30, 2014 and 2013, respectively. The increased provisions for the three and six months ended April 30, 2014 reflect estimates for federal alternative minimum taxes.

As of April 30, 2014 and October 31, 2013, the reserve for uncertain tax positions was $54,000. The entire amount of the reserve is related to uncertainties regarding income tax nexus with various states in which the Company has limited activities. Included in the reserve is $21,000 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

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

The Company has recorded a full valuation allowance against its net deferred tax assets because it believes that it is more likely than not that the asset would not be realized in the future. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Given the volatility of historical results and the uncertainty of the further success of the present new strategies, the Company believes it has not yet achieved the more-likely-than-not threshold, and therefore the valuation allowance remains in place as of April 30, 2014. The Company will continue to assess the potential realization of the deferred tax assets on a quarterly basis in fiscal 2014 to determine if sufficient evidence exists to remove all or a portion of this valuation allowance. If the Company determines that its recent profitability has stabilized and is more predictable, the Company could recognize all or a portion of the deferred tax assets in fiscal 2014 or later. Removal of the allowance and recognition of the deferred tax assets may have a substantial impact on the Company’s profitability.

The Company’s NOL carry forwards of $12.8 million referenced above as of October 31, 2013 include $2.7 million of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit of $1.0 million will not be recognized until the deductions reduce taxes payable. Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2014, these tax benefits are not reflected in the Company’s deferred tax assets presented included in Note 12 Income Taxes to the financial statements in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended October 31, 2013. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when and if recognized. Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $1.0 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

(9)	Separation Accrual

During the first quarter of fiscal 2013, the Company incurred a charge of $29,000 included in general and administrative expenses, consisting of an accrual of separation payments for the former chief financial officer of $56,000, reduced by the effect of forfeitures of previously expensed unvested restricted stock awards.

The following table reconciles activity for accrued separation expenses for the following periods.

	Three Months ended April 30,		Six Months ended April 30,
(In thousands)	2014	2013	2014	2013
Balance, beginning of period	$57	$221	$97	$343
Severance incurred during the period	—	—	—	56
Severance payments	(35)	(92)	(75)	(270)
Balance, end of period (included in employee compensation accrual)	$22	$129	$22	$129

(10)	Segment Reporting

The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales from continuing operations by geographic area are shown in the following table.

	Three Months ended April 30,		Six Months ended April 30,
(In thousands)	2014	2013	2014	2013
Revenues from unaffiliated customers:
United States	$5,866	$6,333	$10,925	$11,596
Americas	329	518	680	1,232
Europe, Middle East, Africa	938	393	1,418	959
Asia Pacific	294	319	708	784
	$7,427	$7,563	$13,731	$14,571

(11)	Litigation

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

Total revenues for the second quarter were $7.4 million, decreased 2% from $7.6 million in 2013. Operating expenses for the second quarter were $3.8 million, decreased 3% from the same period in 2013. Net income for the three months ended April 30, 2014 was $308,000, or $ 0.07 per basic and diluted share, compared to net income of $252,000, or $ 0.06 per basic and diluted share, for the same period in 2013.

Results of Operations

The following table contains selected information from our historical consolidated statements of income (loss), expressed as a percentage of revenue:

	Three Months ended April 30,		Six Months ended April 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.2	44.3	43.9	44.9
Gross margin	55.8	55.7	56.1	55.1
Operating Expenses
Selling and marketing expenses	25.4	27.7	28.4	29.0
General and administrative expenses	17.3	16.0	17.7	18.0
Research and development expenses	8.6	8.5	9.2	8.8
Amortization of intangibles	0.1	0.1	0.1	0.1
Total operating expenses	51.4	52.3	55.4	55.9
Operating income (loss)	4.4	3.4	0.7	(0.8)
Interest income	—	—	—	—
Provision for taxes	(0.3)	(0.1)	(0.2)	(0.1)
Net income (loss)	4.1%	3.3%	0.5%	(0.9)%

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

Quarterly Comparisons of Operations

The following paragraphs discuss the Company’s performance for the fiscal three months ended April 30, 2014 and 2013.

Revenues

Total revenues for the three months ended decreased 2% compared to the same period in fiscal 2013. Domestic revenue for the three months ended April 30, 2014 decreased 7% compared to the prior year period which included a large competitive conversion valued in excess of $300,000. International revenue increased 27% from prior year period levels, primarily due to stronger sales in the Europe, Middle East and African markets.

Gross Margin

Gross margin percentage for the three months ended April 30, 2014 was 55.8%, a 100 basis point increase from 55.7% in the same period in 2013. The increase is primarily due to improved pricing and product mix, and lower product costs. Gross margin for equipment, supplies and accessories was 52.8% for the quarter, compared to 52.9% in the prior year’s quarter. Gross margin for services decreased to 66.4% for the quarter, compared to 70.3% for the prior year’s quarter primarily due to higher expenses to provide service to customers having extended service agreements. We expect that combined gross margin levels will continue in the mid-50% range for the remaining quarters of fiscal 2014.

Selling and Marketing

Selling and marketing expenses decreased by 10% to $1.9 million for the three months ended April 30, 2014 from $2.1 million for the comparable fiscal 2013 period. Expenses as a percent of revenues decreased to 25.4%, compared to 27.7% for the same period last year. Expenses decreased primarily due to net lower selling commissions and group purchasing organization fees of $82,000, attributable to lower revenues, comparatively reduced incentive accruals of $80,000, decreased trade shows and meetings expenses of $39,000, and reduced other personnel costs of $26,000.

General and Administrative

General and administrative expenses for the three months ended April 30, 2014 increased by 6%, or $73,000, to $1.3 million compared to $1.2 million in 2013. Expenses as a percent of revenues increased to 17.3%, compared to 16.0% for the same period last year. The current year period included $296,000 related to corporate development expenses supporting the current acquisition efforts. These costs were offset in part by reduced current year management incentive accruals of $133,000 and performance stock-based compensation accruals of $51,000 and lower legal and directors’ costs of $52,000.

Research and Development

Research and development expenses for the three months ended April 30, 2014 remained flat at $0.6 million, compared to the same period in fiscal 2013. Expenses as a percent of revenues increased to 8.6%, compared to 8.5% for the same period last year. The decrease in expenses resulted primarily from $40,000 of reduced personnel costs and $22,000 of incentive expenses. These savings were partially offset by an increase of $23,000 for consulting costs and a $16,000 net increase in project-related costs from the Company’s expansion of its investment in new product hardware and software development. Internal software development costs capitalized totaled $178,000 and $166,000 in the three months ended April 30, 2014 and 2013, respectively.

Amortization of Intangibles

Amortization of patents costs was $6,000 and $4,000 for the three months ended April 30, 2014 and 2013, respectively.

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

Six Month Comparisons of Operations

The following paragraphs discuss the Company’s performance for the six months ended April 30, 2014 and 2013.

Revenues

Total revenues for the six months ended April 30, 2014 decreased 6% compared to the same period in fiscal 2013. Domestic revenue for the six months ended April 30, 2014 decreased 6% compared to the prior year period which included certain large competitive conversions in fiscal 2013 not matched in the current year period. International revenue decreased 6% from prior year period levels, primarily due to weaker sales in the Latin American and Canadian markets.

Gross Margin

Gross margin percentage for the six months ended April 30, 2014 was 56.1%, a 100 basis point increase from 55.1% in the same period in 2013. The increase is primarily due to improved pricing and product mix, and lower product costs. Gross margin for equipment, supplies and accessories was 53.2% for the quarter, compared to 52.1% in the prior year’s quarter. Gross margin for services decreased to 66.8% for the quarter, compared to 70.6% for the prior year’s quarter primarily due to higher expenses to provide service to customers having extended service agreements. We expect that combined gross margin levels will continue in the mid-50% range for the remaining quarters of fiscal 2014.

Selling and Marketing

Selling and marketing expenses decreased by 8% to $3.9 million for the six months ended April 30, 2014 from $4.2 million for the comparable fiscal 2013 period. Expenses as a percent of revenues decreased to 28.4%, compared to 29.0% for the same period last year due to lower sales volume. Expenses decreased primarily due to net lower selling commissions and group purchasing organization fees of $147,000, attributable to lower revenues, decreased trade shows and meetings expenses of $41,000, and reduced other personnel cost and incentive accruals of $151,000. These savings were offset in part by increased telemarketing costs of $12,000.

General and Administrative

General and administrative expenses for the six months ended April 30, 2014 decreased by 8%, or $202,000, to $2.4 million compared to $2.6 million in 2013. Expenses as a percent of revenues decreased to 17.7%, compared to 18.0% for the same period last year. The current year included $349,000 of corporate development expenses supporting our current acquisition effort. The prior year period included $234,000 related to an abandoned acquisition effort, intellectual property legal fees and net executive separation costs. The remaining decrease is due to reduced current year personnel costs of $56,000, management incentive and other bonus accruals of $270,000 and legal cost of $72,000, partially offset by $39,000 related to an increase in the allowance for doubtful accounts.

Research and Development

Research and development expenses for the six months ended 2014 decreased by 2%, or $23,000, to $1.3 million, compared to $1.3 million for the same period in fiscal 2013. Expenses as a percent of revenues increased to 9.2%, compared to 8.8% for the same period last year. The decrease in expenses resulted primarily from $51,000 of reduced personnel and consulting costs and $37,000 of incentive expenses. These savings were partially offset by a $36,000 net increase in project-related costs from the Company’s expansion of its investment in new product hardware and software development. Internal software development costs capitalized totaled $350,000 and $466,000 in the six months ended April 30, 2014 and 2013, respectively.

Amortization of Intangibles

Amortization of patents costs was $13,000 and $11,000 for the six months ended April 30, 2014 and 2013, respectively.

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

The Company recorded $19,000 and $7,000 of income tax expense for the three months ended April 30, 2014 and 2013, respectively and $36,000 and $14,000 for the six months ended April 30, 2014 and 2013, respectively. The income tax expense includes state income tax expenses and minimum fees and increases in reserves for uncertain tax positions, as well as anticipated federal alternative minimum taxes in fiscal 2014.

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly-owned Medical Graphics Corporation subsidiary.

As of April 30, 2014, the Company had cash and cash equivalents of $11.4 million and working capital of $15.4 million. During the six months ended April 30, 2014, the Company generated $1,408,000 in cash from operating activities, with $670,000 provided by operations before changes in working capital items. Accounts receivable decreased $1,762,000, while days sales outstanding (“DSO”), which measures how quickly receivables are collected, decreased 4 days to 75 days from October 31, 2013 to April 30, 2014. Inventory increased by $723,000, as days of inventory on hand increased to 113 days as of April 30, 2014, 4 days more than at April 30, 2013. The accounts payables balance increased by $436,000. Employee compensation accruals as of April 30, 2014 were $742,000 lower than October 31, 2013 levels, reflecting the payments of accrued sales commissions, management incentive compensation and separation costs since year end.

During the six months ended April 30, 2014, the Company used $611,000 in cash to purchase property, equipment and intangible assets. The Company has no material commitments for capital expenditures for the remainder of fiscal 2014. The Company’s 2014 operating plans include costs of advancing the migration of the Company’s software platform for its products to a next-generation software platform, including expensed development efforts and capitalized costs for the production software.

Cash was generated in the first two quarters of 2014 and 2013 within financing activities, mostly related to share issuances under employee stock benefit programs (including share purchases within the employee stock purchase plan), offset by amounts paid for share withholding to support statutory minimum income tax withholding requirements on vesting restricted share arrangements.

In the fiscal 2013 second quarter, the Company declared and paid $1,800,000 in a special one-time dividend. Approximately $14,000 remains to be paid concurrent with the expected vesting of outstanding restricted share awards.

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

The Company’s Board of Directors will continue to review and assess the Company’s capital position and working capital and capital resource needs. If the Board determines that the Company’s capital exceeds the amount necessary to enable it to meet its working capital and liquidity needs, as well as to retain a reasonable cushion for contingencies and strategic opportunities, the Company will consider various options for increasing shareholder value, including, but not limited to, purchasing its own shares in the open market and in privately negotiated transactions and or paying cash dividends.

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

Our actual results may differ materially depending on a variety of factors including:

•	national and worldwide economic and capital market conditions;
•	continuing cost-containment efforts in our hospital, clinic and office markets;
•	our ability to remain as qualified providers for group purchasing organizations ensuring continued access to our markets;
•	any changes in the patterns of medical reimbursement that may result from national healthcare reform;
•	our ability to successfully operate our business, including successfully converting our increasing research and development expenditures into new and improved cardiorespiratory diagnostic products and services and selling these products and services into existing and new markets;
•	our ability to complete our software development initiatives and migrate our software platform to next-generation technology;

•	our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations that will enable us to increase revenues and profitability as opportunities develop;
•	our ability to expand our international revenue through our distribution partners;
•	our ability to defend ourselves from product liability claims related to our cardiorespiratory diagnostic products;
•	our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future;
•	our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures;
•	the Company’s ability to identify, acquire and integrate products or businesses that enable the Company to increase revenues and profitability; and
•	our dependence on third-party vendors.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Todd M. Austin, and chief financial officer, Wesley W. Winnekins, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the second quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. §1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements and (vi) document and entity information.

_________________

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGC DIAGNOSTICS CORPORATION
(Registrant)

June 13, 2014
	By:	/s/ Todd M. Austin
Todd M. Austin Chief Executive Officer

June 13, 2014
	By:	/s/ Wesley W. Winnekins
Wesley W. Winnekins Chief Financial Officer

