Form 10-Q
period 2014-07-31
MGC DIAGNOSTICS Corp
filed 2014-09-12
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended July 31, 2014.
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

As of September 8, 2014, the Company had outstanding 4,255,993 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
July 31, 2014 and October 31, 2013
(In thousands, except share and per share data)

	July 31, 2014	October 31, 2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$15,353	$10,574
Accounts receivable, net of allowance for doubtful accounts of $229 and $147, respectively	4,736	8,048
Inventories, net of obsolescence reserve of $382 and $306, respectively	5,024	3,499
Prepaid expenses and other current assets	1,367	1,102
Total current assets	26,480	23,223
Property and equipment, net of accumulated depreciation of $4,132 and $4,094, respectively	1,034	779
Intangible assets, net	2,605	2,189
Other non-current assets	58	—
Total Assets	$30,177	$26,191
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$2,922	$1,871
Employee compensation	1,134	1,945
Deferred revenue	3,450	3,091
Current portion of long-term debt	800	—
Other current liabilities and accrued expenses	646	905
Total current liabilities	8,952	7,812
Long-term liabilities:
Long-term debt, less current portion	3,200	—
Long-term deferred revenue and other	2,685	2,535
Total Liabilities	14,837	10,347
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,253,315 and 4,193,990 shares issued and 4,195,880 and 4,127,896 shares outstanding in 2014 and 2013, respectively	420	413
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	22,935	22,606
Accumulated deficit	(7,995)	(7,175)
Accumulated other comprehensive loss	(20)	—
Total Shareholders’ Equity	15,340	15,844
Total Liabilities and Shareholders’ Equity	$30,177	$26,191

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited in thousands, except per share data)

	Three months ended July 31,		Nine Months ended July 31,
	2014	2013	2014	2013
Revenues
Equipment, supplies and accessories revenues	$4,980	$6,611	$15,737	$18,777
Service revenues	1,617	1,317	4,591	3,722
	6,597	7,928	20,328	22,499
Cost of revenues
Cost of equipment, supplies and accessories revenues	2,399	3,154	7,435	8,985
Cost of service revenues	526	384	1,513	1,092
	2,925	3,538	8,948	10,077
Gross margin	3,672	4,390	11,380	12,422
Operating expenses:
Selling and marketing	2,002	2,152	5,902	6,372
General and administrative	1,730	973	4,160	3,605
Research and development	750	591	2,014	1,878
Amortization of intangibles	7	5	20	16
	4,489	3,721	12,096	11,871
Operating income (loss)	(817)	669	(716)	551
Interest expense (income), net	4	—	4	(1)
Foreign currency loss	58	—	58	—
Income (loss) before taxes	(879)	669	(778)	552
Provision for taxes	10	17	46	31
Net income (loss)	$(889)	$652	$(824)	$521

Income (loss) per share:
Basic	$(0.21)	$0.16	$(0.20)	$0.13
Diluted	$(0.21)	$0.16	$(0.20)	$0.13
Weighted average common shares outstanding:
Basic	4,187	4,015	4,162	3,945
Diluted	4,187	4,083	4,162	4,009
Dividends declared per share	$—	$—	$—	$0.45

Net income (loss)	$(889)	$652	$(824)	$521
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	(20)	—	(20)	—
Comprehensive income (loss)	$(909)	$652	$(844)	$521

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Nine Months ended July 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(824)	$521
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	243	177
Amortization	105	86
Stock-based compensation	334	332
Increase in allowance for doubtful accounts	82	4
Increase (decrease) in inventory obsolescence reserve	76	(63)
Gain on disposal of equipment	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	3,230	(1,017)
Inventories	(1,601)	17
Prepaid expenses and other current assets	(250)	27
Accounts payable	1,051	(584)
Employee compensation	(811)	(232)
Deferred revenue	494	1,950
Other current liabilities and accrued expenses	(254)	77
Net cash provided by operating activities	1,875	1,292

Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(986)	(883)
Net cash used in investing activities	(986)	(883)

Cash flows from financing activities:
Proceeds from long-term borrowing	4,000	—
Payment of debt issuance costs	(73)	—
Dividends paid	(29)	(1,805)
Proceeds from issuance of common stock under employee stock
purchase plan	138	129
Proceeds from the exercise of stock options	—	485
Repurchase of common stock upon vesting of restricted stock awards	(122)	(52)
Repurchase of common stock	(4)	—
Net cash provided by (used in) financing activities	3,910	(1,243)
Effect of exchange rate changes on cash	(20)	—
Net increase (decrease) in cash and cash equivalents	4,779	(834)

Cash and cash equivalents at beginning of period	10,574	9,665
Cash and cash equivalents at end of period	$15,353	$8,831

Cash paid for taxes	$71	$30
Supplemental non-cash items:
Current and non-current liabilities issued for leasehold improvements	$33	$210
Accrued dividends (reversal)	(4)	51

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation and Description of Business

          MGC Diagnostics Corporation (the “Company”), through its Medical Graphics Corporation and MediSoft SA subsidiaries, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MGC Diagnostics, MedGraphics and MediSoft brand and trade names. These cardiorespiratory diagnostic systems have a wide range of applications within cardiorespiratory healthcare.

          The consolidated balance sheet as of July 31, 2014, the consolidated statements of comprehensive income (loss) for the three and nine months ended July 31, 2014 and 2013, the consolidated statements of cash flows for the nine months ended July 31, 2014 and 2013 and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2013 was derived from the audited consolidated financial statements as of that date. Operating results for the three and nine months ended July 31, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended October 31, 2013.

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

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years. Deferred income associated with service contracts was $5,479,000 and $4,974,000 as of July 31, 2014 and October 31, 2013, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $408,000 and $411,000 as of July 31, 2014 and October 31, 2013, respectively.

          When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the sale consideration is allocated to each respective element based on the relative selling price and revenue is recognized when revenue recognition criteria for each element are met. Deferred revenue from the allocation of discounts within multiple deliverable sale agreements was $79,000 as of July 31, 2014 and October 31, 2013. Consideration allocated to delivered equipment is equal to the total arrangement consideration less the selling price of installation and training. The selling price of installation and training services is based on specific objective evidence, including third-party invoices.

          No customer accounted for more than 10% of revenue in the three and nine months ended July 31, 2014 and 2013.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $37,000 as of July 31, 2014 and October 31, 2013. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

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

          New Accounting Pronouncements

          Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between United States practices and those of much of the rest of the world and to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018, because early adoption is not allowed. The Company will further study the implications of this statement to evaluate the expected impact on its consolidated financial statements.

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

          Total stock-based compensation expense included in the Company’s statements of comprehensive income (loss) was $123,000 and $98,000 for the three months ended July 31, 2014 and 2013, respectively, and $334,000 and $332,000 for the nine months ended July 31, 2014 and 2013, respectively.

          Stock Options

          A summary of the Company’s stock option activity for the nine months ended July 31, 2014 and 2013 is presented in the following table:

	For the Nine Months ended
	July 31, 2014		July 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	110,370	$6.83	286,072	$6.57
Granted	22,500	9.12	5,900	6.76
Exercised	—	—	(83,700)	5.80
Expired or cancelled	(500)	6.76	(18,252)	6.67
Outstanding at end of period	132,370	$7.22	190,020	$6.91

          The following table summarizes information concerning stock options outstanding as of July 31, 2014:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$5.08	4,500	1.82	4,500
5.16	20,250	1.07	20,250
6.23	14,000	0.24	14,000
6.60	13,295	0.06	13,295
6.76	5,400	8.29	1,796
7.86	52,425	0.25	52,425
9.12	22,500	6.84	—
Total	132,370	1.86	106,266

          The total intrinsic value of options exercised was $0 and $14,000 during the three months ended July 31, 2014 and 2013, respectively. The total intrinsic value of options exercised was $0 and $131,000 during the nine months ended July 31, 2014 and 2013, respectively. The total intrinsic value of options outstanding and exercisable as of July 31, 2014 was $124,000 and $119,000, respectively, which was calculated using the closing stock price at the end of the third quarter less the option price of in-the-money options. The Company issues new shares when stock options are exercised. The Company received cash from the exercise of stock options of $0 during the three and the nine months ended July 31, 2014 and $140,000 and $485,000 during the three and the nine months ended July 31, 2013, respectively. Unrecognized compensation expense related to outstanding stock options as of July 31, 2014 was $119,000 and is expected to be recognized over a weighted average period of 2.67 years.

          Valuation Assumptions

          The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The expense recognized for options granted under the 2002 Plan and 2007 Plan is equal to the fair value of stock options as of the grant date. The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model for stock option grants made during the quarter ended July 31, 2014:

Options Granted June 1, 2014
Weighted average fair value of options granted	$5.17
Assumptions used:
Expected life (years)	7.00
Risk-free interest rate	1.70%
Volatility	55.78%
Dividend Yield	0.00%

1.	Expected life: For employee grants, the expected term of options granted is determined using historical data, the contractual terms of the options granted and other factors.

2.	Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

3.

Volatility: The expected volatility of the Company’s common stock is calculated by using the historical daily volatility of the Company’s stock price calculated over a period of time representative of the expected life of the options.

4.

Dividend yield: The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock and other than the one-time dividend the Company paid in April 2013, the Company has not historically paid dividends.

          Restricted Stock Awards

          Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the nine months ended July 31, 2014 and 2013 is presented in the following table:

	For the Nine Months ended
	July 31, 2014		July 31, 2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	66,094	$5.88	101,071	$5.23
Granted	37,725	9.68	40,595	6.28
Vested	(46,384)	5.87	(49,505)	5.44
Forfeited	—	—	(17,667)	4.66
Unvested at end of period	57,435	$8.38	74,494	$5.79

          Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of July 31, 2014 was $369,000 and is expected to be recognized over a weighted average period of 1.84 years.

          In connection with the separation of the Company’s former Chief Executive Officer, his remaining unvested restricted stock awards were accelerated from the normal vesting on July 14, 2014 to May 31, 2014 resulting in an addition to stock-based compensation expense of $39,000 in the three months ended July 31, 2014.

          Director Stock Awards in Lieu of Cash Retainer Fees

          During the fiscal 2013 fourth quarter, the Company initiated a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their regular cash retainer fees. During the three and nine months ended July 31, 2014, the Company issued 1,017 and 2,974 shares, respectively, under this program. The expense was recognized at the time of share issuance and totaled $11,000 and $34,000 in the three- and nine-month periods, respectively.

          Performance Share Awards

          Within his employment offer, the Company’s former Chief Executive Officer had the ability to earn share awards equal to one-third of his base compensation subject to achieving specific operating performance criteria. On December 18, 2013, the Company’s former Chief Executive Officer was awarded 8,832 shares of Company common stock with a value of $117,000 to be delivered if the Company achieved specific fiscal 2014 financial targets. The officer is not entitled to rights of ownership and the shares are not regarded as outstanding until delivered. During the quarter ended April 30, 2014, all prior accruals in the year were reversed, because it was not probable that the shares would vest in the remaining quarters of fiscal 2014. These awards expired when the former Chief Executive Officer’s employment ended on May 31, 2014.

          The Company has also issued performance share awards to non-employee consultants. These awards are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The value of stock awards to non-employees remains variable until performance criteria have been achieved, when individual share groups to be granted vest, establishing the value of each group over the dates that its related performance criteria was completed. Under variable accounting, amounts are expensed in relation to the shares expected to be granted over the performance period. The value of the shares whose performance criteria has been met will be set at the market value on the date earned and the value of all others will be marked to market as of the reporting date. As of July 31, 2014, of the 10,000 shares available to be issued, 1,500 shares were estimated as earned with an aggregate market value fixed at $15,000. The remaining 8,500 shares available to be earned have $27,000 in value expected to be earned as of July 31, 2014. Expense (reversal) under this agreement for the three months ended July 31, 2014 and 2013 was $(17,000) and $25,000, respectively, and for the nine months ended July 31, 2014 and 2013 was $10,000 and $40,000, respectively. The expense reversal in the three months ended July 31, 2014 was primarily related to the reduced probability that available shares will be earned.

          Employee Stock Purchase Plan

          The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended July 1, 2012 to increase shares available for sale by 100,000 shares (“Purchase Plan”), allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to eligibility requirements. Under the Purchase Plan, participating employees may purchase the Company’s common stock on a voluntary after-tax basis at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2013 and June 30, 2014, employees purchased 9,398 shares at a price of $7.11 per share and 10,079 shares at a price $7.06 per share, respectively. As of July 31, 2014, the Company has withheld approximately $11,000 from employees participating in the phase that began on July 1, 2014. As of July 31, 2014, 92,833 shares of common stock were available for future purchase under the Purchase Plan.

          The following table presents the statements of comprehensive income (loss) classification of pre-tax stock-based compensation expense recognized for the three and nine months ended July 31, 2014 and 2013:

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2014	2013	2014	2013
Cost of revenues	$1	$2	$4	$5
Selling and marketing	22	17	59	49
General and administrative	98	78	265	274
Research and development	2	1	6	4
Stock-based compensation expense	$123	$98	$334	$332

          Tax Impact of Stock-Based Compensation

          The Company reports the benefit of tax deductions in excess of recognized stock-based compensation expense on the consolidated statement of cash flows as financing cash flows. For the nine months ended July 31, 2014 and 2013, there were no excess tax benefits.

(4)	Inventories

          Inventories consisted of the following as of July 31, 2014 and October 31, 2013:

(In thousands)	2014	2013
Raw materials	$2,229	$1,752
Work-in-process	622	326
Finished goods	2,173	1,421
	$5,024	$3,499

(5)	Intangible Assets

          Intangible assets consisted of the following as of July 31, 2014 and October 31, 2013:

(In thousands)	2014	2013
Intangible assets:
Developed technology	$6,872	$6,853
Trademarks	61	61
Software	608	560
Capitalized software in progress	1,970	1,514
	9,511	8,988
Less: accumulated amortization	(6,906)	(6,799)
	$2,605	$2,189

          The intangible assets related to developed technology, patents and trademarks are being amortized using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. During the quarter ended January 31, 2013, the Company introduced Breeze WebReview software and began amortizing the related capitalized software costs using a five-year life. Total amortization expense was $37,000 and $106,000 for the three and nine months ended July 31, 2014, respectively, and $33,000 and $86,000 for the three and nine months ended July 31, 2013, respectively. Of the total, amortization expense related to software costs of $30,000 and $86,000 is included in cost of equipment, supplies and accessories revenues for the three and nine months ended July 31, 2014, respectively, and $28,000 and $70,000 is included in cost of equipment, supplies and accessories revenues for the three and nine months ended July 31, 2013, respectively.

          Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets placed in service as of July 31, 2014 is as follows:

(In thousands)	Amortization
Three months ending October 31, 2014	$37
2015	148
2016	149
2017	126
2018	24
2019	5
$489

          The above table does not include estimated amortization expense for patents not yet placed into service totaling $146,000, included in “Developed technology,” or for capitalized software costs of $1,970,000 for software that has not yet been placed into service. We capitalized software development costs of $155,000 and $153,000 during the three months ended July 31, 2014 and 2013, respectively, and $505,000 and $619,000 during the nine months ended July 31, 2014 and 2013, respectively. Upon completion of these development projects, we expect to amortize the capitalized software costs over a five year period.

(6)            Warranty Reserve

                 Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment subject to warranty and the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on the type of equipment. Warranty provisions and claims for the nine months ended July 31, 2014 and 2013 were as follows:

(In thousands)	2014	2013
Balance, beginning of period	$147	$91
Warranty provision based on units sold	110	157
Periodic reserve adjustments	42	134
Warranty claims	(202)	(236)
Balance, end of period	$97	$146

(7)            Financing Arrangements

                 On July 24, 2014, MGC Diagnostics Corporation and its wholly-owned subsidiary Medical Graphics Corporation (collectively the “Company”) entered into a credit agreement (“Agreement”) with BMO Harris Bank NA (“Bank”).

                 The Agreement includes a $4.0 million term loan and $3.0 million revolving credit facility that includes a $500,000 sub-limit for the issuance of standby and commercial letters of credit. The term loan, which bears interest at a floating rate, is payable in equal monthly principal installments of $67,000 over a five-year period commencing August 31, 2014 and is evidenced by a term note. The Company funded the original $4.0 million under the term loan on July 24, 2014. The Company used these proceeds in connection with its acquisition of MediSoft SA (see Note 13 – Subsequent Event). The revolving credit facility has a one-year term. The Company anticipates it will renew the revolving credit facility after this initial one-year term. The Company may use the revolving credit facility from time to time for working capital or general corporate needs. The revolving credit facility is evidenced by a revolving note.

                 In connection with the Agreement, the Company has entered into a security agreement (“Security Agreement”) with the Bank under which substantially all the assets of MGC Diagnostics Corporation and Medical Graphics Corporation are pledged as security for the obligations under the Agreement and the promissory notes issued under the Agreement. The Company has also agreed to grant the Bank a pledge of 66% of the equity interest of any first-tier foreign subsidiary, which includes MGC Diagnostics Belgium S.P.R.L., which was formed for purposes of acquiring MediSoft SA.

                 The Agreement includes other usual and customary covenants for facilities of this nature, and requires the Company to comply with the Agreement’s financial covenants. The financial covenants include maintenance of a Total Leverage Ratio of not greater than (i) 3.00 on July 31, 2014, October 31, 2014, January 31, 2015 and April 31, 2015; (ii) 2.75 on July 31, 2015, October 31, 2015, January 31, 2016 and April 31, 2016; and (iii) 2.50 on July 31, 2016 and thereafter and maintain at all times a quarterly Adjusted Fixed Charge Coverage Ratio of not less than 1.25. The Company’s failure to comply with these financial covenants, as well as other violations would constitute an event of default.

                 In addition, in connect with the payment of any cash dividends or other shareholder distributions, the Company must ensure that it will remain in compliance with the financial covenants after the distribution.

                 At July 31, 2014, the Company was in compliance with all financial and non financial covenants under Agreement.

                 The Company has the ability under the Agreement to designate the term loan and borrowings under the Revolving Credit Facility as either Base Rate Loans or as LIBOR Loans. If a loan or a portion of a loan is a LIBOR loan, then the interest rate will be based on the LIBOR rate plus a LIBOR margin that will range from 2.25% to 2.75%, depending upon the Company’s Total Leverage Ratio. If a loan or a portion of a Loan is a Base Rate Loan, then the interest rate will be based on the Bank’s Base Rate, plus a Base Rate Margin from 1.25% to 1.75% based on the Company’s Total Leverage Ratio. The interest rates on outstanding balances will change, based on changes in the Bank Base Rate or the LIBOR rate. The interest rate on the term loan was 5% as of July 31, 2014.

(8)            Net Income (Loss) per Share

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

                 The Company had unexpired options for the purchase of its common shares and unvested restricted and performance stock awards as of July 31, 2014 and 2013 of 189,805 and 285,347 shares, respectively.

                 Shares used in the net income (loss) per share computations are as follows:

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2014	2013	2014	2013
Weighted average common shares outstanding - basic	4,187	4,015	4,162	3,945
Dilutive effect of stock options and unvested restricted shares	—	68	—	64
Weighted average common shares outstanding - diluted	4,187	4,083	4,162	4,009

                 As a result of the net loss in the three and nine months ended July 31, 2014, the outstanding stock options and unvested restricted stock shares were considered anti-dilutive and, therefore, were excluded from diluted loss per share for the period. Anti-dilutive shares excluded from the calculation for the three and nine months ended July 31, 2013 calculations totaled 112,000 and 152,000, respectively.

(9)            Income Taxes

                 The Company has recorded a provision for income tax expense of $10,000 and $17,000 for the three months ended July 31, 2014 and 2013, respectively, and $46,000 and $31,000 for the nine months ended July 31, 2014 and 2013, respectively. The decreased provision for the three months ended July 31, 2014 results from prior year tax return to tax provision adjustments. The increased provisions for the nine months ended July 31, 2014 reflect estimates for federal alternative minimum taxes.

                 As of July 31, 2014, the reserve for uncertain tax positions was $56,000, an increase from $54,000 as of October 31, 2013. The entire amount of the reserve is related to uncertainties regarding income tax nexus with various states in which the Company has limited activities. Included in the reserve is $23,000 of estimated interest and penalties. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

                 Estimated interest and penalties related to potential underpayment of income taxes are classified as a component of tax expense in the consolidated statements of comprehensive income (loss). The Company does not expect the amount of reserves for uncertain tax positions to change significantly in the next twelve months. Similarly, the Company does not anticipate that the total reserve for uncertain tax positions will significantly change due to the settlement of audits and the expiration of statutes of limitations within the next twelve months.

                 The Company files a consolidated federal income tax return in the United States federal jurisdiction and files various combined and separate tax returns in several state and local jurisdictions. For United States federal tax, the Company is no longer subject to examinations by the authorities for fiscal years ending prior to November 1, 2010. The expiration dates of the statute of limitations related to the various state income tax returns that the Company files vary by state. There is no statute of limitations for assessments related to jurisdictions where the Company may have a nexus but has chosen not to file an income tax return.

                 The Company has federal net operating loss (“NOL”) and general business tax credit carry forwards; however, the utilization of these tax loss and tax credit carry forwards is limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of an IRS-deemed change in ownership that occurred in the fourth quarter of fiscal 2006. The Company estimates that the amount of federal NOL carry forward from October 31, 2013 that is not limited is approximately $13.0 million. These loss carry forwards will expire in years 2018 through 2032. Additionally, the Company has general business credit carry forwards of $98,000 that will expire in 2033. The Company also has $134,000 of alternative minimum tax credit carry forwards that do not have expiration dates. The alternative minimum tax credit carry forwards are limited by IRC §383, but their ultimate use is not affected since these do not expire.

                 The Company recorded a full valuation allowance against its net deferred tax assets at October 31, 2013 because it believed that it was more likely than not that the asset would not be realized in the future. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Given the volatility of historical results and the uncertainty of the further success of the present new strategies, the Company believes it has not yet achieved the more-likely-than-not threshold, and therefore the valuation allowance remains in place as of July 31, 2014. The Company will continue to assess the potential realization of the deferred tax assets on a quarterly basis in the future to determine if sufficient evidence exists to remove all or a portion of this valuation allowance. If the Company determines that its recent profitability has stabilized and is more predictable, the Company could recognize all or a portion of the deferred tax assets. Removal of the allowance and recognition of the deferred tax assets may have a substantial impact on the Company’s profitability and balance sheet presentation.

                 The Company’s NOL carry forwards of $13.0 million referenced above as of October 31, 2013 include $2.7 million of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit of $1.0 million will not be recognized until the deductions reduce taxes payable. Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2014, these tax benefits are not reflected in the Company’s deferred tax assets presented in Note 12 Income Taxes to the financial statements in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended October 31, 2013. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when and if recognized. Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $1.0 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses.

(10)          Separation Accrual

                 During the first quarter of fiscal 2013, the Company incurred a charge of $29,000 included in general and administrative expenses, consisting of an accrual of separation payments for the former chief financial officer of $56,000, reduced by the effect of forfeitures of previously expensed unvested restricted stock awards.

                 The following table reconciles activity for accrued separation expenses for the following periods.

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2014	2013	2014	2013
Balance, beginning of period	$22	$129	$97	$343
Severance incurred during the period	—	—	—	56
Severance payments	(22)	(81)	(97)	(351)
Balance, end of period (included in employee compensation accrual)	$—	$48	$—	$48

(11)          Segment Reporting

                 The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales by geographic area are shown in the following table.

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2014	2013	2014	2013
Revenues from unaffiliated customers:
United States	$5,558	$6,309	$16,483	$17,905
Americas	255	784	935	2,016
Europe, Middle East, Africa	507	528	1,925	1,487
Asia Pacific	277	307	985	1,091
	$6,597	$7,928	$20,328	$22,499

(12)          Litigation

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

(13)          Subsequent Event

                 On August 1, 2014, the Company acquired all of the outstanding shares of MediSoft SA, a Sorinnes, Belgium-based privately held, industry-leading manufacturer of cardiorespiratory diagnostics products, together with its wholly owned French, Italian and German subsidiaries. The acquisition has expanded and strengthened our global competitive position, with a recognized brand in Europe with a long history of innovation and quality. It has developed market-driven quality products with appropriate price and feature sets for the European and emerging market, as well as provided a European base of operations, including a highly efficient manufacturing facility.

                 MGC Diagnostics acquired 100% of the equity interest in MediSoft SA for total cash consideration of €5.8 million ($7.8 million). In addition, at closing, MGC Diagnostics issued to the MediSoft shareholders warrants (the “Warrants”) to purchase 168,342 shares of MGC Diagnostics common stock at a price of $7.96 per share. The value of the Warrants is approximately €314,000 ($421,000). The Warrants have a three-year term expiring on August 1, 2017.

                 Of the total cash consideration, approximately €4.1 million ($5.5 million) was paid to the MediSoft shareholders to purchase the MediSoft stock and approximately €1.7 million ($2.3 million) was used to retire existing MediSoft indebtedness. As of December 31, 2013, MediSoft had tangible assets of approximately €4.3 million ($5.9 million), including land, building and fixed assets of approximately €2.0 million ($2.7 million) and cash, accounts receivable and inventory of approximately €2.3 million ($3.2 million).

                 The Company incurred expenses related to the acquisition included in general and administrative expenses for the three month and nine month periods ending July 31, 2014 totaling $616,000 and $954,000 respectively.

                 The initial accounting for the business combination is not yet completed. The Company will provide details of the allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed, the required supplemental pro forma information and details of non-recurring pro forma adjustments included in the pro forma revenues and earnings disclosures when these amounts have been determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

          The Company, through its Medical Graphics Corporation and MediSoft SA subsidiaries, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MGC Diagnostics, MedGraphics and MediSoft brand and trade names. These cardiorespiratory diagnostic systems have a wide range of applications within cardiorespiratory healthcare. Revenues consist of equipment, supplies and accessories sales as well as service revenues. Equipment, supplies and accessories sales reflect sales of non-invasive cardiorespiratory diagnostic equipment and aftermarket sales of peripherals and supplies. Service revenues consist of revenues from extended service contracts and non-warranty service visits. MediSoft was acquired subsequent to the period ended July 31, 2014, and therefore its operations are not reflected in this Form 10-Q.

          Total revenues for the third quarter were $6.6 million, a decrease of 17% from $7.9 million in 2013. Operating expenses for the third quarter were $4.5 million, an increase of 21% from the same period in 2013. Net loss for the three months ended July 31, 2014 was $(889,000), or $ (0.21) per basic and diluted share, compared to net income of $652,000, or $ 0.16 per basic and diluted share, for the same period in 2013.

Results of Operations

          The following table contains selected information from our historical consolidated statements of comprehensive income (loss), expressed as a percentage of revenue:

	Three Months ended July 31,		Nine Months ended July 31,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.3	44.6	44.0	44.8
Gross margin	55.7	55.4	56.0	55.2
Operating Expenses
Selling and marketing expenses	30.3	27.1	29.0	28.3
General and administrative expenses	26.2	12.3	20.5	16.0
Research and development expenses	11.4	7.5	9.9	8.3
Amortization of intangibles	0.1	0.1	0.1	0.1
Total operating expenses	68.0	47.0	59.5	52.7
Operating income (loss)	(12.3)	8.4	(3.5)	2.5
Interest income	0.1	—	—	—
Foreign currency losses	0.9	—	0.3	—
Provision for taxes	0.2	0.2	0.3	0.1
Net income (loss)	(13.5)%	8.2%	(4.1)%	2.4%

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

Quarterly Comparisons of Operations

          The following paragraphs discuss the Company’s performance for the fiscal three months ended July 31, 2014 and 2013.

Revenues

          Total revenues for the three months ended decreased 17% compared to the same period in fiscal 2013. Domestic revenue for the three months ended July 31, 2014 decreased 12% compared to the prior year period as equipment sales have lagged as our customers work through the financial impact of the Affordable Care Act and how current and future reimbursement rates will affect the business models that support capital equipment acquisition and replacement decisions. International revenue decreased 36% from prior year levels, primarily due to weaker sales in the Americas markets. The Latin American market has been affected by local country governmental policy and currency restrictions that have limited our ability to extend credit to these customers.

Gross Margin

          Gross margin percentage for the three months ended July 31, 2014 was 55.7%, a 30 basis point increase from 55.4% in the same period in 2013. The increase is primarily due to revenue mix, as higher margin service revenues accounted for a greater percentage of our total revenue. Gross margin for equipment, supplies and accessories was 51.8% for the quarter, compared to 52.3% in the prior year’s quarter. Gross margin for services decreased to 67.5% for the quarter, compared to 70.8% for the prior year’s quarter primarily due to higher expenses to provide service to customers under extended service agreements. We expect that combined gross margin levels will continue in the mid-50% range for the remainder of fiscal 2014 and fiscal 2015.

Selling and Marketing

          Selling and marketing expenses decreased by 7% to $2.0 million for the three months ended July 31, 2014 from $2.2 million for the comparable fiscal 2013 period. Expenses as a percent of revenues increased to 30.3%, compared to 27.1% for the same period last year. Expenses decreased primarily due to net lower selling commissions and group purchasing organization fees of $192,000 attributable to lower revenues and personnel transfers of $43,000 related to executive management changes, partially offset by increased trade show and demo expenses of $50,000 and other personnel and benefit cost increases of $47,000.

General and Administrative

          General and administrative expenses for the three months ended July 31, 2014 increased by 78%, or $757,000, to $1.7 million compared to $1.0 million in 2013. Expenses as a percent of revenues increased to 26.2%, compared to 12.3% for the same period last year. The current year period included $616,000 related to corporate development expenses incurred to acquire MediSoft, personnel cost increases and transfers of $91,000, stock-based compensation increases of $53,000 (including $39,000 for acceleration of restricted share vesting for the former chief executive officer) and other legal and director compensation increases of $39,000. These costs were offset in part by lower current year consultant cash and stock-based compensation of $30,000 and adjustments to the allowance for doubtful accounts receivable of $21,000.

Research and Development

          Research and development expenses for the three months ended July 31, 2014 increased by $159,000 to $0.8 million from $0.6 in the same period in fiscal 2013. Expenses as a percent of revenues increased to 11.4%, compared to 7.5% for the same period last year. The increase in expenses resulted primarily from $100,000 of increased personnel and benefit costs and a $52,000 net increase in project-related costs from the Company’s expansion of its investment in new product hardware and software development. Internal software development costs capitalized totaled $155,000 and $153,000 in the three months ended July 31, 2014 and 2013, respectively.

Amortization of Intangibles

          Amortization of patents costs was $7,000 and $5,000 for the three months ended July 31, 2014 and 2013, respectively.

          The Company began amortizing capitalized software development costs when its Breeze WebReview software was released to the market in the first quarter of fiscal 2013. The amortization of software development assets consisting of $30,000 and $28,000 for the three months ended July 31, 2014, respectively, is included in the cost of equipment revenues due to the direct relationship to equipment units sold. The Company expects the level of future amortization expense related to capitalized software development costs to increase as the Company releases current projects in development to the market.

Nine Month Comparisons of Operations

          The following paragraphs discuss the Company’s performance for the nine months ended July 31, 2014 and 2013.

Revenues

          Total revenues for the nine months ended July 31, 2014 decreased 10% compared to the same period in fiscal 2013. Domestic revenue for the nine months ended July 31, 2014 decreased 8% compared to the prior year period, which included several large competitive conversion equipment sales not matched in the current year period, in addition to a slowdown in equipment purchases attributed to the Affordable Care Act. International revenue decreased 16% from the prior year period levels, primarily due to weaker sales in the Latin American market.

Gross Margin

          Gross margin percentage for the nine months ended July 31, 2014 was 56.0%, an 80 basis point increase from 55.2% in the same period in 2013. The increase is primarily due to improved pricing and product mix, and lower product costs. Gross margin for equipment, supplies and accessories was 52.8% for the current nine-month period, compared to 52.1% for the same period in 2013. Gross margin for services decreased to 67.0% for the current nine-month period, compared to 70.7% for the same period in 2013, primarily due to higher expenses to provide service to customers under extended service agreements. We expect that combined gross margin levels will continue in the mid-50% range for the remainder of fiscal 2014 and beyond.

Selling and Marketing

          Selling and marketing expenses decreased by 7% to $5.9 million for the nine months ended July 31, 2014 from $6.4 million for the comparable fiscal 2013 period. Expenses as a percent of revenues increased to 29.0%, compared to 28.3% for the same period last year due to lower sales volume. Expenses decreased primarily due to net lower selling commissions and group purchasing organization fees of $329,000 attributable to lower revenues, incentive accruals of $120,000, and transferred personnel costs of $60,000. These savings were offset in part by increased other personnel and benefit costs of $55,000.

General and Administrative

          General and administrative expenses for the nine months ended July 31, 2014 increased by 15%, or $555,000, to $4.2 million compared to $3.6 million in 2013. Expenses as a percent of revenues increased to 20.5%, compared to 16.0% for the same period last year. The current year included $965,000 of corporate development expenses incurred to acquire MediSoft versus $267,000 of similar costs in fiscal year 2013 that did not result in a completed transaction. Other cost increases in the current year included personnel costs of $136,000. The prior year period included $203,000 of incentive accruals, $29,000 net executive separation costs and $27,000 of higher consultant cash and stock-based compensation expenses that are not included in our current expenses.

Research and Development

          Research and development expenses for the nine months ended July 31, 2014 increased by 7%, or $136,000, to $2.0 million, compared to $1.9 million for the same period in fiscal 2013. Expenses as a percent of revenues increased to 9.9%, compared to 8.3% for the same period last year. The increase in expenses resulted primarily from $27,000 of increased consulting and other project related costs. Internal software development costs capitalized totaled $505,000 and $619,000 in the nine months ended July 31, 2014 and 2013, respectively.

Amortization of Intangibles

          Amortization of patents costs was $20,000 and $16,000 for the nine months ended July 31, 2014 and 2013, respectively.

          The Company began amortizing capitalized software development costs when its Breeze WebReview software was released to the market in the first quarter of fiscal 2013. The amortization of software development assets consisting of $86,000 and $70,000 for the nine months ended July 31, 2014, respectively, is included in the cost of equipment revenues due to the direct relationship to equipment units sold. Capitalized costs of projects in development total $1,970,000 at July 31, 2014, primarily related to efforts to migrate the Company’s core software platform to a next-generation software platform. The Company expects the level of future amortization expense related to capitalized software development costs to increase as projects in progress are released to the market.

Provision for Taxes

          Under the application of fresh-start accounting, as amended by Accounting Standards Codification (“ASC”) 805 Business Combination effective September 15, 2009, when the valuation allowance relating to pre-emergence bankruptcy net operating loss and other deferred tax assets is reversed, tax benefits will be recorded as a reduction to income tax expense. For additional information, see Note 9 to the consolidated financial statements, “Income Taxes.”

          The Company recorded $10,000 and $17,000 of income tax expense for the three months ended July 31, 2014 and 2013, respectively and $46,000 and $31,000 for the nine months ended July 31, 2014 and 2013, respectively. The income tax expense includes state income tax expenses and minimum fees and increases in reserves for uncertain tax positions, as well as anticipated federal alternative minimum taxes for fiscal 2014.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly-owned Medical Graphics Corporation subsidiary.

          As of July 31, 2014, the Company had cash and cash equivalents of $15.4 million and working capital of $17.5 million. During the nine months ended July 31, 2014, the Company generated $1,875,000 in cash from operating activities, with $16,000 provided by operations before changes in working capital items. Accounts receivable decreased $3,230,000, while days sales outstanding (“DSO”), which measures how quickly receivables are collected, decreased 15 days to 65 days from October 31, 2013 to July 31, 2014. Inventory increased by $1,601,000, as days of inventory on hand increased to 155 days as of July 31, 2014, 56 days more than at July 31, 2013. The accounts payables balance increased by $1,051,000. Employee compensation accruals as of July 31, 2014 were $811,000 lower than October 31, 2013 levels, reflecting the payments of accrued sales commissions, management incentive compensation and separation costs since year end.

          During the nine months ended July 31, 2014, the Company used $986,000 in cash to purchase property, equipment and intangible assets. The Company has no material commitments for capital expenditures for the remainder of fiscal 2014. The Company’s fiscal 2015 operating plans include additional costs of advancing the migration of the Company’s software platform for its products to a next-generation software platform, including expensed development efforts and capitalized costs for the production software.

          Cash of $3,910,000 was generated during the first nine months of 2014 from financing activities consisting primarily of loan proceeds of $4,000,000 less issuance costs of $73,000. In addition, the Company raised $16,000 related to share issuances under employee stock benefit programs (including the employee stock purchase plan), partially offset by amounts paid for share withholding to support statutory minimum income tax withholding requirements on vesting restricted share arrangements.

          In the fiscal 2013 second quarter, the Company declared and paid $1,800,000 in a special one-time dividend. The Company paid $29,000 in the current year and approximately $9,000 remains to be paid, concurrent with the vesting and expected vesting of restricted share awards that were outstanding when the dividend was declared.

          On July 24, 2014 MGC Diagnostics Corporation and its wholly owned subsidiary Medical Graphics Corporation (collectively the “Company”) entered into a credit agreement (“Agreement”) with BMO Harris Bank NA.

          The Agreement includes a $4.0 million term loan and $3.0 million revolving credit facility that includes a $500,000 sub-limit for the issuance of standby and commercial letters of credit. The term loan, which bears interest at a floating rate, is payable in equal monthly principal installments of $67,000 over a five-year period commencing August 31, 2014. The Company borrowed the original $4.0 million under the term loan on July 24, 2014. The revolving credit facility has a one-year term. The Company anticipates it will renew the revolving credit facility after this initial one-year term. The Company may use the revolving credit facility from time to time for working capital or general corporate needs. In connection with the Agreement, the Company has entered into a security agreement with the lender under which substantially all the assets of MGC Diagnostics Corporation and Medical Graphics Corporation are pledged as security for the obligations. The Company has also agreed to grant the Bank a pledge of 66% of the equity interest of any first-tier foreign subsidiary, which includes MGC Diagnostics Belgium S.P.R.L., which was formed for purposes of acquiring MediSoft SA.

          The Agreement includes other usual and customary covenants for facilities of this nature, and requires the Company to comply with the Agreement’s financial covenants. The financial covenants include maintenance of a Total Leverage Ratio of not greater than

1.	3.00 on July 31, 2014, October 31, 2014, January 31, 2015 and April 31, 2015;

2.	2.75 on July 31, 2015, October 31, 2015, January 31, 2016 and April 31, 2016; and

3.	2.50 on July 31, 2016 and thereafter

and maintain at all times a quarterly Adjusted Fixed Charge Coverage Ratio of not less than 1.25.

          The Company’s failure to comply with these financial covenants, as well as other violations, would constitute an event of default. In addition, in connect with the payment of any cash dividends or other shareholder distributions, the Company must ensure that it will continue to be in compliance with the financial covenants after the distribution.

          At July 31, 2014, the Company was in compliance with all financial and non-financial covenants under Agreement.

          The Company has the ability under the Agreement to designate the term loan and borrowings under the Revolving Credit Facility as either Base Rate Loans or as LIBOR Loans. If a loan or a portion of a loan is a LIBOR loan, then the interest rate will be based on the LIBOR rate plus a LIBOR margin that will range from 2.25% to 2.75%, depending upon the Company’s Total Leverage Ratio. If a loan or a portion of a Loan is a Base Rate Loan, then the interest rate will be based on the Bank’s Base Rate, plus a Base Rate Margin from 1.25% to 1.75% based on the Company’s Total Leverage Ratio. The interest rates on outstanding balances will change, based on changes in the Bank Base Rate or the LIBOR rate. The interest rate on the term loan was 5% as of July 31, 2014.

          The Company used cash of $7,771,000 on August 1, 2014 to complete the acquisition of MediSoft SA and was in compliance with these covenants after completion of the acquisition.

          The Company believes that it will meet its liquidity and capital resource needs, including debt repayment requirements, over the next twelve months through its cash flows resulting from operations and current cash and cash equivalents. In addition, the Company has implemented a market-focused strategic plan leveraging the strength of its MGC Diagnostics/MedGraphics brand and improving its worldwide selling and distribution capability. Pursuant to this plan, the Company acquired MediSoft SA and it subsidiaries and will continue to review various potential strategic product and technology partners and may use some of its cash and capital resources in the acquisition of new technologies or businesses.

          The Company’s Board of Directors will continue to review and assess the Company’s capital position and working capital and capital resource needs. If the Board determines that the Company’s capital exceeds the amount necessary to enable it to meet its working capital and liquidity needs, as well as to retain a reasonable cushion for contingencies and strategic opportunities, the Company will consider various options for increasing shareholder value, including, but not limited to, purchasing its own shares in the open market and in privately negotiated transactions and or paying cash dividends. As noted above, the Company must remain in compliance with the financial covenants on its bank facility in connection with any dividends or distributions.

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

          Our actual results may differ materially depending on a variety of factors including:

•	our ability to successfully and profitably integrate our new MediSoft SA subsidiary;
•	foreign exchange rate fluctuation related exposure resulting from our acquisition of MediSoft SA and increased future international operations;
•	the uncertainties resulting from the Affordable Care Act and how future reimbursement rates will affect business models that support capital equipment acquisition and replacement decisions.

•	national and worldwide economic and capital market conditions;
•	continuing cost-containment efforts in our hospital, clinic and office markets;
•	our ability to remain as qualified providers for group purchasing organizations ensuring continued access to our markets;
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

          Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the above discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including the Annual Report on Form 10-K for the year ended October 31, 2013 and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Our August 1, 2014 acquisition of MediSoft SA and its subsidiaries introduced considerably more exposure to currency fluctuations, which are being reflected in current net income to the extent of the Euro-denominated intercompany instruments that are not regarded as permanent funding. The exposure to currency on the remaining net assets of the acquired entities will be reflected in comprehensive net income (loss). A lower US Dollar/Euro conversion rate has occurred since our July 2014 intracompany loans to our Belgian subsidiary holding company and the acquisition of MediSoft on August 1, 2014. Since there is uncertainty around whether this is a temporary condition, continued rate reductions or increases will result in economic effects for the Company.

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

(b) Changes in Internal Controls

          There have been no changes in internal control over financial reporting that occurred during the third quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors.

          We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2013. Except as listed below, we believe there have been no material changes from the risk factors disclosed in that Annual Report on Form 10-K.

Our future profitability may depend on our ability to successfully integrate MediSoft SA

          On August 1, 2014, the Company acquired all outstanding shares of MediSoft SA, a Sorrines, Belgium-based, privately held, industry-leading manufacturer of cardiorespiratory diagnostics products, together with its wholly owned French, Italian and German subsidiaries, for total cash consideration of €5.8 million ($7.8 million). The Company’s future profitability will depend, in part, on its ability to successfully integrate its Medical Graphics Corporation and MediSoft subsidiaries and achieve synergies from this acquisition.

Our net asset valuation will be affected by foreign exchange rate risk with respect to net foreign assets and non-US dollar denominated financial instruments.

          In connection with its acquisition of MediSoft, the Company established a Belgium-based subsidiary, and funded it with debt and equity to purchase MediSoft. This funding mechanism as well as the future operation of Medisoft as a MGC Diagnostics Corporation subsidiary and increased Company international operations will expose the Company to increased foreign currency exchange rate risk. The Company’s future profitability and net asset values will be affected by ongoing changes to the value of the US dollar in relation to the Euro and other foreign currencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          In the three months ended July 31, 2014, the Company repurchased shares of its common stock, as follows:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 1-31, 2014	—		—	—	—
June 1-30, 2014	365	(1)	$11.00	—	—
July 1-31, 2014	—		—	—	—
Total	—		$11.00	—	$0

           (1)These shares were purchased in a private transaction in connection with the resolution of a dispute with a former employee.

          The Company does not currently have a Stock Repurchase Program in effect.

Item 3.   Default Upon Senior Securities.

                None.

Item 4.   Mine Safety Disclosure.

                None.

Item 5.   Other Information.

                None.

Item 6.  Exhibits.

10.1	Executive Employment Agreement dated as of June 1, 2014 between MGC Diagnostics Corporation and Todd M. Austin.

10.2	Executive Employment Agreement dated as of June 1, 2014 between MGC Diagnostics Corporation and Matthew S. Margolies.

10.3	Executive Employment Agreement dated as of June 1, 2014 between MGC Diagnostics Corporation and Wesley W. Winnekins.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. §1350.

101*

The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements and (vi) document and entity information.

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

MGC DIAGNOSTICS CORPORATION (Registrant)

September 11, 2014
	By:	/s/ Todd M. Austin
Todd M. Austin
Chief Executive Officer

September 11, 2014

	By:	/s/ Wesley W. Winnekins
Wesley W. Winnekins
Chief Financial Officer