Form 10-K
period 2014-10-31
MGC DIAGNOSTICS Corp
filed 2015-01-29
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended October 31, 2014.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐    No  ☒

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $46,631,000 as of April 30, 2014, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $11.04 per share.

As of January 16, 2015, the Company had outstanding 4,270,373 shares of Common Stock, $0.10 par value.

Documents Incorporated by Reference:  Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on March 18, 2015 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

          Unless the context requires otherwise, references in this Form 10-K to “MGC” or “MGC Diagnostics” mean MGC Diagnostics Corporation, while references to “Medical Graphics” refer to Medical Graphics Corporation, a wholly-owned subsidiary of MGC Diagnostics Corporation and references to “MediSoft” refer to MediSoft SA, a wholly-owned subsidiary of MGC Diagnostics Corporation, and its subsidiaries. MGC Diagnostics, Medical Graphics and MediSoft are collectively referred to as the “Company.” In August 2012, the Company changed its name from Angeion Corporation to MGC Diagnostics Corporation.

Overview

          MGC Diagnostics Corporation (the “Company”) is a global medical technology company dedicated to cardiorespiratory health solutions. The Company designs, markets and sells non-invasive cardiorespiratory diagnostic products through its Medical Graphics Corporation subsidiary under the MGC Diagnostics brand and trade name and through its MediSoft subsidiary under the MediSoft brand and trade name. MediSoft was acquired on August 1, 2014. The Company’s product portfolio provides solutions for disease detection, integrated care, and wellness across the cardiorespiratory healthcare spectrum. The Company sells its products internationally through distributors and in the United States through a direct sales force targeting specialists located in hospitals, university-based medical centers, medical clinics, physician offices, pharmaceutical companies, medical device manufacturers, and clinical research organizations (“CROs”). The Company’s cardiorespiratory diagnostic products measure the air flow and respiratory pressures and, in most cases analyze the inhaled and exhaled gases such as oxygen and carbon dioxide. The Company operates in a single industry segment: the research, development, manufacture and marketing of non-invasive cardiorespiratory diagnostic products.

          The Company had revenues of $30.0 million and an operating loss of $0.8 million for the year ended October 31, 2014. Domestic product sales and service revenue accounted for 80.0% of fiscal 2014 revenue while international product sales accounted for the remaining 20.0%. Revenue consists of equipment, supply and accessory sales as well as service revenue. Equipment, supply and accessory sales reflect sales of non-invasive cardiorespiratory diagnostic equipment and aftermarket sales of peripherals, software, supplies and additional training. Service revenue consists of revenues from extended service contracts and non-warranty services.

          Prior to August 28, 2012, the Company marketed and sold some of its gas exchange systems together with other consumable products under the New Leaf brand to consumers through health and fitness clubs, personal trainers, corporate health and weight loss centers, and other retail and service outlets. On August 28, 2012, the Company entered into several agreements with Life Time Fitness, Inc. and affiliated companies (“Life Time Fitness”) under which the Company sold and licensed to Life Time Fitness the assets of the New Leaf business, excluding contracts and other assets related to the Company’s non-Life Time customers. Pursuant to these agreements, the Company provided transition services to Life Time Fitness through June 30, 2014 and continued to provide some goods and services to its other New Leaf customers until June 30, 2014. These services were not material to fiscal 2014 or 2013 operations.

General

          MGC Diagnostics designs and markets non-invasive cardiorespiratory diagnostic products that have a wide range of applications within cardiorespiratory healthcare.

          Healthcare professionals use these cardiorespiratory diagnostic products to assess the cause and degree of severity for shortness of breath and lung diseases such as asthma, emphysema and bronchitis (each are forms of Chronic Obstructive Pulmonary Disease or “COPD”), and to manage related treatment. Through breath-by-breath analysis, some of the Company’s cardiorespiratory diagnostic products measure the level of disability and functional capacity to help physicians diagnose and treat heart diseases such as heart failure and coronary disease. The Company also sells its cardiorespiratory diagnostic products and services to clinical research customers for use in drug and device clinical trials both in the United States and internationally. Other health professionals use the Company’s cardiorespiratory diagnostic products to measure calorie consumption and to prescribe safe and effective exercise in rehabilitation, obesity management, general fitness, and athletic performance. These applications operate by measuring air flow and the concentrations of inhaled and exhaled gases such as oxygen and carbon dioxide while a person is at rest, or exercising on a bike or treadmill. This assessment of gases and air flow can also be used to determine nutritional requirements of critically-ill patients in a hospital intensive care unit (“ICU”).

          Primary products for each of Medical Graphics and MediSoft include pulmonary function (“PFT”) and gas exchange (“GX”) testing products, as discussed below in “Pulmonary Function Products” and “Gas Exchange Testing Products.” All MGC Diagnostics products are designed to be simple and easy to use while providing the flexibility to address specific needs of hospitals, clinics and physician offices. MGC Diagnostics’ products, except for some original equipment manufacturer (“OEM”) components, are generally sold with a personal computer, color monitor, printer and other peripherals. These products increasingly include internet-based technologies that offer remote processing applications and communications.

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

Pulmonary Function Products

          Pulmonary function testing (PFT) equipment and techniques have come into widespread use and standardization over the past 30 years. Advances in computer technology and miniaturization have aided in the development of devices that have become portable and user-friendly through sophisticated software.

          Health care professionals use diagnostic pulmonary function assessment to diagnose lung diseases such as asthma or COPD; the majority of assessments are performed for diagnostic purposes or to monitor patient response to therapy. Pulmonary function testing is an important tool in the management of respiratory diseases including asthma, chronic bronchitis, cystic fibrosis, emphysema, and restrictive pulmonary disease, among others. The majority of pulmonary function assessments are performed on patients with suspected pulmonary disease; however, there are non-pulmonary applications such as cardiology, chemotherapy and neuromuscular patients. Pulmonary function applications range from basic lung function screening, to pre-operative surgical evaluations and post-operative assessment of heart and lung transplant patients, to disability assessment from occupational exposures, and to documenting responses to a variety of therapies.

          These pulmonary function products fall into four major product categories: (i.) Spirometry; (ii.) Complete Pulmonary Function; (iii.) Body Plethysmography and (iv.) Specialty Products. These products are all sold under the MGC Diagnostics name.

•

Spirometry. Spirometry is a relatively simple, painless, and inexpensive method of assessing pulmonary function. In this procedure, the patient breathes into a spirometer, an instrument that measures and records the volume of air expired and the airflow rate for a specific time period. Spirometry provides measurement, lung capacity and mechanical properties of airflow. Due to the simplicity of testing and the availability of portable equipment, spirometry is widely used in both inpatient and outpatient settings. MGC Diagnostics markets the Medical Graphics CPF S/D USBTM and the MediSoft Micro 5000 and Micro 6000 spirometers. The spirometer is a platform that can be upgraded to complete a pulmonary function or cardiopulmonary exercise system.

•

Complete Pulmonary Function. Pulmonary function testing equipment measures and analyzes breathing to evaluate the condition of the heart, lungs, and metabolism. The technique is used for the diagnosis and management of numerous pulmonary conditions. Although diagnostic spirometry is adequate for basic pulmonary function screening, complete pulmonary function analysis is required for diagnosis of the specific cause of lung disease. MGC Diagnostics markets the Medical Graphics Ultima PF SeriesTM, the MediSoft SpiroAir and the MediSoft HypAir as complete pulmonary function systems. These complete pulmonary function systems, available as a desktop or cart-mounted configuration, perform spirometry, non-invasive measurement of an individual’s total lung capacity, respiratory mechanics and diffusing capacity, and the oxygen transfer across the lungs into and out of the bloodstream.

•

Body Plethysmography. Body plethysmographs consist of an airtight, transparent patient cabin, an adjustable support arm, and pressure transducers for measuring mouth and cabin pressure and a computer. Many devices also incorporate diffusing capacity and lung volume by nitrogen washout, which enhances the scope of use. The patient sits inside the enclosure and undergoes diagnostic pulmonary function tests. MGC Diagnostics markets the Medical Graphics Platinum Elite and the MediSoft BodyBox Series, each of which are designed to minimize patient anxiety and discomfort while maximizing accuracy. These systems’ designs optimize patient comfort with a clear-view acrylic enclosure and allow testing of a broad population, including pediatric patients and individuals in wheelchairs.

The Medical Graphics Platinum Elite is available in two primary configurations:

–

Platinum Elite DL. The Platinum Elite DLTM body plethysmograph performs spirometry, measures the total volume of air in the lung and resistance to airflow in the airways of the person’s lungs. It also performs the diffusion test described below.

–	Platinum Elite DX. The Platinum Elite DXTM body plethysmograph performs all the same tests as a Platinum Elite DL, and also performs the nitrogen washout test.

The MediSoft BodyBox Series is available in three primary configurations:

–

BodyBox Standard, XL and Pediatric Models. The MediSoft BodyBox Models differ primarily in physical size designed to accommodate specific needs of specialized healthcare professionals performing testing in diverse settings.

–	The MediSoft BodyBox testing options are highly configurable allowing the modular addition of multiple diffusion configuration options, nitrogen washout and lung mechanic options.

•

Specialty Products. Specialty diagnostic pulmonary function testing products include the measurement of exhaled biomarkers and complex cardiorespiratory neuro-mechanics. MGC Diagnostics markets the MediSoft FeNO, FeNO+ and HypAir Muscle Study Systems using licensed technologies.

–

MediSoft, FeNO and FeNO+ Patients with allergic airway inflammation generally have higher than normal levels of nitric oxide (NO) in their exhaled breath. By measuring the concentration of NO in an exhaled breath (fractional exhaled nitric oxide or FeNO), clinicians can evaluate allergic airway inflammation in patients with underlying asthma. The MediSoft FeNO and FeNO+ Nasal devices are specifically designed for use in specialty laboratories by healthcare professionals in the evaluation of airway inflammation.

–

MediSoft HypAir Muscle Study Patients with complex neuromuscular disease may be evaluated by studying muscle and neural drive stimuli to breathing. The MediSoft HypAir Muscle Study system measures the work of breathing though a series of pressure sensors and external neural stimulators.

          In fiscal 2012, the Company introduced modified versions of the Ultima PF, Platinum Elite DL and Platinum Elite DX, each of which includes real time diffusion (“RTD”) technology. The Company is the only competitor in the market to offer both the traditional Gas Chromatography and RTD technology in its product line. This enables the Company to expand its customer base by selling to its current customers as well as converting accounts that have products from other manufacturers. Giving customers the choice of either technology enables the Company to capture more market share.

          All MGC Diagnostics’ Medical Graphics pulmonary function products use the proprietary preVent® flow sensor, a disposable/cleanable flow sensor that eliminates concern over the transmission of infectious diseases. The preVent flow sensor gives all Medical Graphics products the capability to perform spirometry testing to measure the flow rates, capacities and mechanical properties of the lung. Medical Graphics pulmonary function products use a proprietary “expert system,” Pulmonary ConsultTM, to aid physicians in the interpretation of test results.

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

          MGC Diagnostics’ pulmonary function products’ ease of use, infection control features, compact, lightweight design, connectivity and mobility options attract a wide variety of customers, including pulmonary laboratories in hospitals, clinics, physician offices, occupational medicine clinics, asthma/allergy practices, and clinical research centers worldwide.

Gas Exchange Testing Products

          MGC Diagnostics’ cardiopulmonary exercise (“CPX” or “CPET”) testing products measure functional capacity, fitness or conditioning levels, evaluate prognostic criteria for surgical procedures as well as help physicians diagnose heart and lung diseases. Cardiopulmonary exercise testing provides objective, reliable, and quantitative assessment of the cardiovascular and respiratory responses to varying external workloads. These products operate by measuring the volume of air and concentrations of oxygen and carbon dioxide as they enter and leave the lungs while an individual exercises on a machine such as a bike or treadmill. These tests may be augmented by various types of monitoring, including electrocardiogram (“ECG”), blood pressure, and pulse oximetry.

          Cardiopulmonary exercise testing is useful for differentiating between cardiac and pulmonary problems and diagnosing exercise-induced asthma as well as for assessing preoperative risk, determining disability and response to therapeutic interventions, determining the functional status in heart failure, and developing exercise programs.

          MGC Diagnostics products can also perform measurements of individuals at rest to determine nutritional requirements of critically-ill patients or individuals wishing to assess the number of calories burned per day, which is termed “energy expenditure.” This measurement is known as a “metabolic assessment” and is marketed by the Company as the indirect calorimetry option for many of its gas exchange products. Configurations combining the cardiopulmonary exercise testing, energy expenditure and pulmonary function applications are marketed under both MGC Diagnostics’ Medical Graphics and MediSoft products.

          MGC Diagnostics’ Medical Graphics Ultima Series is sold in the following different configurations:

•

The Ultima CPX metabolic stress testing system is a basic exercise testing system that measures an individual’s fitness level while exercising and measures an individual’s ability to perform work (functional capacity) or activities of daily living. The Ultima CPX can also be used in conjunction with other manufacturers’ stand-alone ECG products that measure heart functions.

•	The Ultima CardiO2 gas exchange analysis system configuration adds an integrated 12-lead electrocardiogram stress option to the Ultima CPX.

•

The CCM Express indirect calorimeter is a portable, self-contained metabolic assessment system that measures the nutritional requirements of a patient at rest and during mechanical ventilation in the critical care unit.

•

The VO2000 metabolic measurement system is a portable version that allows assessment of work capacity in occupational medicine and physical therapy as well as field training of amateur and elite athletes. The VO2000 technology platform is limited to medical applications as a result of the licensing agreement in conjunction with the sale of the Company’s former New Leaf brand and products to Life Time Fitness.

MGC Diagnostics’ MediSoft Ergocard Series is sold in the following different configurations:

•

The Ergocard Clinical is a basic exercise testing system that measures an individual’s fitness level while exercising and measures an individual’s ability to perform work (functional capacity) or activities of daily living. The Ergocard Clinical can also be used in conjunction with other manufacturers’ stand-alone ECG products that measure heart functions.

•	The Ergocard Professional gas exchange analysis system configuration adds an integrated 12-lead electrocardiogram stress option to the Ergocard Clinical.

•	The Ergocard ECG is a compact lightweight PC electrocardiograph that measures resting and exercise ECG and provides automated arrhythmia detection.

          Applications for MGC Diagnostics’ Medical Graphics Ultima CPX, CCM Express and VO2000 and MediSoft Erogocard Professional, Erogocard Clinical and Ergocard ECG exercise and metabolic products include differential diagnosis (distinguishing between cardiovascular and pulmonary disease) screening for early signs of cardiac and pulmonary dysfunction, establishing exercise prescriptions and training programs, evaluating the efficacy of prescribed therapy, and determining appropriate nutritional support requirements. Customers currently include hospital pulmonary and stress testing laboratories, cardiology and pulmonary office-based clinics, critical care units, cardiac rehabilitation units and weight management clinics.

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

          Through MGC Diagnostics’ Medical Graphics business, the Company sells non-proprietary cycle ergometers and treadmills manufactured by best-in-class industry partners used in diagnostic, rehabilitation and sports medicine applications. Through MGC Diagnostics’ MediSoft business, the Company manufactures and sells three models of treadmills – the Clinical 870A, Sport 870S and Athlete 870C.

Electronic Medical Records Interfaces

          Both Medical Graphics and MediSoft sell HL7 interface technology software, installation and support for data communication interfaces to achieve interoperability between the Company’s products and the electronic medical records systems used in hospital and clinical settings. Electronic medical record systems are designed to facilitate more complete, rapid transmission of patient and test results between the patient care management systems and equipment. These patient information management systems are intended to improve quality of care and reduce operating costs through improved accuracy, timeliness and efficiency of records management.

Competition

          The industry for companies selling cardiorespiratory diagnostic products is mature and competitive. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by MGC Diagnostics. The Company’s competitors include both large and small medical companies, some of which have greater financial and technical resources and broader product lines. CareFusion, nSpire Health, Cosmed, Ganshorn, ndd and Morgan Scientific are the principal competitors for the Company’s products. The Company believes that the primary competitive factors in its markets are product features, customer service, price, quality, product performance, market reputation, breadth of product offerings and effectiveness of sales and marketing efforts. The Company believes that its product quality, product performance, market reputation and customer service are true differentiators that will contribute to future growth.

          The Company believes competition based on price will continue to be an important factor in customer purchasing patterns as a result of healthcare cost containment pressures in both the domestic and international health care industry. Domestically, a number of industry participants and associations increasingly rely on group purchasing organizations (“GPOs”) in the effort to contain healthcare costs. During fiscal 2010 through fiscal 2012, the Company became a qualified provider for several of the larger domestic GPOs to ensure continued access to our market and to efficiently increase our sales to expanded numbers of companies using these buying groups. Our relationship with these GPOs is continuing and can provide us with additional exposure to customers whose relationships with the GPO precluded past relationships with them. As the numbers of purchasers aligning with these GPOs have increased, the percentage of our revenues attributable to GPO sales has increased as well.

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

Manufacturing

          MGC Diagnostics’ Medical Graphics subsidiary currently designs and assembles all major sensor components of its cardiopulmonary diagnostic products including its data acquisition systems, flow measurement sensors, gas sample lines, gas chromatograph, nitrogen, carbon dioxide, oxygen and other gas analyzers. Medical Graphics-designed sheet metal, electrical components, printed circuit boards and some measurement devices are purchased from outside vendors and are tested, assembled and packaged by Medical Graphics personnel into fully integrated systems.

          MGC Diagnostics’ MediSoft subsidiary currently designs, fabricates and assembles all major sensor components of its cardiopulmonary diagnostic products including its data acquisition systems, flow measurement sensors, gas sample lines, nitrogen, carbon dioxide, oxygen and other gas analyzers. MediSoft designs and fabricates sheet metal, electrical components, printed circuit boards at its Belgium facility. Some measurement devices are purchased from outside vendors and are tested, assembled and packaged by MediSoft personnel into fully integrated systems.

          The Company also acquires general-purpose computers, monitors and printers from a variety of sources and integrates its proprietary software modules into these products. Medical Graphics acquires its cycle ergometers and treadmills from third parties, while MediSoft manufactures its treadmills and acquires ergometers from third parties.

          The Company’s Quality Management System is certified to the requirements of ISO 13485:2003, Canadian Medical Device Regulations Part 1, and European Union Medical Device Directive Annex II regarding the Development and Production of Cardiorespiratory devices. See “Foreign Government Regulation” below for additional discussion of the Company’s ISO 13485:2003 certification.

Marketing and Distribution

          MGC Diagnostics’ Medical Graphics subsidiary markets its products in the United States through its direct sales force that sells into hospitals, university-based medical centers, medical clinics, physician offices, pharmaceutical companies, medical device manufacturers and clinical research organizations. Medical Graphics markets its products to a wide range of customers that use its products and services across a broad market continuum. Each Medical Graphics domestic salesperson is responsible for a specific geographic area and is compensated with a base salary, expense reimbursement and a territory sales goal commission plan.

          Outside the United States, Medical Graphics markets its products through a network of independent distributors. During fiscal 2014, Medical Graphics used 49 distributors to sell its products into approximately 45 countries. These distributors typically carry a select inventory of Medical Graphics products and sell those products in specific geographic areas, generally on an exclusive basis. International revenues accounted for 20.0% and 19.5% of total revenue for the years ended October 31, 2014 and 2013, respectively. All of the Medical Graphics’ international sales are made on a United States dollar-denominated basis to distributors.

          MGC Diagnostics’ MediSoft subsidiary markets its products in France and Belgium through its direct sales force that sells into hospitals, university-based medical centers, medical clinics, physician offices, pharmaceutical companies, medical device manufacturers and clinical research organizations. MediSoft markets its products to a wide range of customers that use its products and services across a broad market continuum.

          Outside the direct markets of France and Belgium, MediSoft markets its products through a network of independent distributors. During fiscal 2014, MediSoft used approximately 30 distributors to sell its products into approximately 24 countries. These distributors typically carry a select inventory of MediSoft products and sell those products in specific geographic areas, generally on an exclusive basis. Revenues outside of Belgium accounted for 95% of total revenue for the year ended October 31, 2014. All of MediSoft’s international sales are made on a Euro-denominated basis to distributors.

          International sales involve certain risks not ordinarily associated with domestic business, including fluctuations in the purchasing power of local currencies, reliance on distributors and country-specific policies and procedures. Medical Graphics sells all its products on a dollar-denominated basis while MediSoft sells all its products on a Euro-denominated basis. As a result, although neither subsidiary has direct exposure to currency exchange rates risk, changes in exchange rates affect the relative competitiveness of the Company’s products and services in various markets.

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

          Other Company marketing initiatives include educational seminars, print advertisements, direct mail, telemarketing and e-marketing campaigns through its websites www.mgcdiagnostics.com and www.MediSoft.be. GPOs have become increasingly present in our market as hospitals work to streamline their supply chain. Vendors can become accredited by the GPO, which can facilitate the selling process. The Company now has a relationship with all major GPOs, including Amerinet, HealthTrust, Premier Purchasing, Novation, and the Government Services Administration (“GSA”). Sales associated with GPO relationships were $16.0 million and $17.2 million in fiscal 2014 and 2013, respectively.

Research and Development

          In 2014, MGC Diagnostics continued to develop new products and implemented product improvements designed to enhance product reliability and improve margins. The Company’s research and development initiatives are targeted for hospitals, clinics and physician’s offices. An integral component of the Company’s future growth strategy is the development and introduction of additional new products and complementary software.

          Research and development expenses were $2.8 million and $2.2 million for the years ended October 31, 2014 and 2013, respectively. Fiscal 2014 and 2013 expenditures included costs of the Company’s initiative to migrate its products’ operating software to a next-generation platform including added functionality and flexibility, providing the foundation for a future product pipeline of new integrated patient care and consumer health programs. In December 2012, the Company introduced the first product outgrowth from this effort, BreezeSuite WebReview, which enables remote access and review of test results. This initiative continued throughout fiscal 2014 and will continue into fiscal 2015.

          In addition to research and development amounts expensed, the Company’s fiscal 2014 and 2013 internal investments included costs that were capitalized and will be amortized as the Company completes its software development and puts the products into service. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development.

Intellectual Property

          Patents and trademarks are critical in the medical device industry. The Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs. The Company also relies upon trade secrets and proprietary know-how.

          The Company relies on a combination of patent, trademark and trade secret laws to establish proprietary rights in its products. MGC Diagnostics’ Medical Graphics subsidiary currently holds 11 United States patents, with 2 patents pending and a number of foreign patents with respect to technologies covered by its United States patents. MGC Diagnostics’ MediSoft subsidiary currently holds 2 patents. These patents collectively cover the various aspects of MGC Diagnostics’ core technologies, ranging from gas analysis, pressure and flow measurement to methods of analyzing cardiorespiratory data and expert system software.

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

          MGC Diagnostics’ Medical Graphics subsidiary also owns registered trademarks and has applied for other trademarks in the U.S. and certain foreign countries. MGC Diagnostics owns and actively enforces an array of related copyrights and trademarks. These include: BreezeConnect™ HL7 interface technology, BreezeSuite WebReview™ physician review software, Platinum Elite™ body plethysmograph, RTD™ real-time diffusion, Ultima™ CardiO2® gas exchange analysis system, Ultima CPX™ metabolic stress testing system and Ultima PF™ pulmonary function system, as well as various logos.

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

          The Company conducts ongoing evaluations of potential infringement of any proprietary rights of third parties by the products the Company intends to market. Regardless of the Company’s efforts to evaluate the potential infringement of any proprietary rights of third parties, we cannot ensure that such infringements do not exist or may not arise in the future. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to or licensed by the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject the Company to significant liabilities to third parties or could require the Company to seek licenses from third parties.

Government Regulation.

United States Government Regulations.

          Most of the products manufactured by the MGC Diagnostics’ Medical Graphics subsidiary are “devices” as defined in the Federal Food, Drug and Cosmetic Act (the “Act”) and are subject to the regulatory authority of the Food and Drug Administration (“FDA”), which regulates the manufacture, distribution, related record keeping, labeling and advertising of these devices. The FDA classifies medical devices in commercial distribution into one of three classes, Class I, II or III, following the enactment of the Medical Device Amendments to the Act in May 1976 (the “Amendments”). These classifications are based on the controls necessary to reasonably ensure the safety and efficacy of medical devices.

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

          All of MGC Diagnostics’ Medical Graphics products are Class II devices.

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

          Class II Requirements. Section 510(k) of the Act requires individuals or companies manufacturing medical devices intended for use with humans to file a notice with the FDA at least 90 days before introducing a product not exempted from notification requirements into the marketplace. The notice (a “510(k) Notification”) must state the class in which the device is classified and the action taken to comply with performance standards or pre-market approval that may be needed if the device is a Class II or Class III device, respectively. Under Section 510(k), a medical device can be marketed if the FDA determines that the device is substantially equivalent to similar devices marketed prior to May 28, 1976. In the past, Medical Graphics has filed notifications with the FDA of its intent to market its products pursuant to Section 510(k) of the Amendments. The FDA subsequently cleared these products for commercial sale and Medical Graphics is now marketing the devices under Section 510(k). The action of the FDA does not, however, constitute FDA approval of the Company’s products or pass upon their safety and effectiveness.

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

Foreign Government Regulation.

          The Company’s products and processes are also subject to regulation similar to that of the FDA in various foreign countries. ISO 13485:2003 certification indicates that a company’s development and manufacturing processes comply with standards for quality assurance and manufacturing process control. CE Certification evidences a company’s compliance with the requirements of the Medical Device Directive 93/42/EEC and allows it to affix the “CE Mark” to its products. The CE Mark denotes conformity with the applicable European standards for safety and allows CE marked devices to be placed on the market in all European Union (“EU”) countries. Since June 1998, medical devices cannot be sold in EU countries unless they display the CE Mark. MGC Diagnostics’ Medical Graphics subsidiary received ISO 13485 certification for its development and manufacturing processes in 1998 and has passed annual surveillance and recertification audits, the most recent of which was July 2014. MediSoft also is ISO 13485 certified. Both the MGC Diagnostics’ subsidiaries have achieved CE certification for its primary cardiopulmonary testing products. We cannot ensure, however, that the Medical Graphics or MediSoft will be able to obtain regulatory approvals or clearances for our products in foreign countries. In addition to compliance with Quality System Certification ISO 13485 certification, the Medical Graphics’ and MediSoft’s products also meet Part I of the Medical Device Requirements for Canada and the Medical Device Directive 93/42/EEC Annex II.

Employees

          As of January 16, 2015, the Company had 158 full-time employees. No employees are represented by a collective bargaining agreement and the Company has not experienced any work stoppage. Management believes that relations with its employees are good.

Executive Officers of the Registrant

          The executive officers of the Company and their ages at January 16, 2015, were as follows:

          Todd M. Austin, age 53, was named Chief Executive Officer of MGC Diagnostics Corporation effective June 1, 2014. Austin joined MGC Diagnostics in February 2012 and served as Company’s Executive Vice President – Global Marketing, Engineering and Corporate Strategy until he was named Chief Executive Officer. Austin is a globally recognized clinical and medical device industry expert and leader with extensive experience, spanning more than 20 years, in product development and marketing, strategic planning, business development, P&L responsibility and clinical consulting.

          From September 2010 to February 2012, Austin provided clinical, strategic and tactical consulting services to senior management for a number of domestic and international healthcare companies, including KarmelSonix, ERT and MGC Diagnostics Corporation. From July 2006 to September 2010, Austin was Director of Marketing for CareFusion, a leading, global health care industry company, where his responsibilities included overall marketing operations for respiratory diagnostic products supporting global sales in excess of $200 million annually, while coordinating product launch planning for more than 10 global markets. Prior to CareFusion Austin served as Vice President – U.S. Sales and Marketing for Zurich, Switzerland-based ndd Medical Technologies, a pulmonary diagnostic company. He also served as Group Product Manager for Yorba Linda, California-based VIASYS Healthcare and Customer/Product Support and Applications Manager for Sensor Medics Corporation. Austin holds a Bachelor of Science degree from Mount Marty College.

          Matthew S. Margolies, age 52, was named President of the Company effective June 1, 2014. Margolies joined the Company in May of 2012 and served as MGC Diagnostics Executive Vice President – Global Sales and Service until he was named President. Margolies has built a career of more than 20 years in the respiratory diagnostics industry.

          Prior to joining MGC Diagnostics, Margolies was employed by Cardinal Health, where he served as Senior Vice President of Sales and Marketing of the company’s Nuclear Pharmacy team from August 2010 through May 2012. Prior to Cardinal Health, Margolies worked with CardioNet, Inc. as Senior Vice President of Sales and Marketing, from January 2009 through August 2010, generating substantial growth in CardioNet’s Cardiac Telemetry business. Before CardioNet, Margolies served for four years in a number of positions of increasing responsibility with VIASYS Healthcare, where he ultimately became Division President for the Respiratory Diagnostics group leading the company’s Worldwide Respiratory Diagnostics team. In his role with VIASYS he was responsible for the growth in the Respiratory Diagnostics space that was a component of the $1.6 billion acquisition of VIASYS by Cardinal Health (now CareFusion). From 1993-2004, Margolies held Sales and Marketing leadership roles with Covidien Health / Mallinckrodt Imaging. Margolies holds a bachelor’s degree in Business Administration/Marketing from Ramapo College of New Jersey.

          Wesley W. Winnekins, age 52, began serving as Chief Operating Officer and Chief Financial Officer effective June 1, 2014. Winnekins joined the Company as Executive Vice President, Finance and Corporate Development and Chief Financial Officer on February 1, 2013.

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

          Our actual results may differ materially depending on a variety of factors including:

•	national and worldwide economic and capital market conditions;

•	continuing cost-containment efforts in hospital, clinic, and office markets;

•	our ability to successfully and profitably integrate our new MediSoft SA subsidiary;

•	increased foreign-exchange-rate-fluctuation exposure resulting from our acquisition of MediSoft SA and our increased future international operations;

•	our ability to remain as qualified providers for group purchasing organizations. ensuring continued access to our market;

•	uncertainty or changes in medical reimbursement requirements;

•	medical device taxation related to national healthcare reform, including the current 2.3% medical device tax;

•

our ability to successfully operate our business, including successfully converting our past and continuing research and development expenditures into new and improved cardiorespiratory diagnostic products and services and selling these products and services into existing and new markets;

•	our ability to remain in compliance with our bank covenants;

•	our ability to complete our software development initiatives and migrate our platforms to a next-generation technology;

•

our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop;

•	our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers;

•	our ability to expand our international revenue through our Medical Graphics and MediSoft distribution partners;

•	our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products;

•	our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future;

•	our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; and

•	our dependence on third-party vendors.

          These and other factors are summarized below in this Form 10-K under “Risk Factors.”

Item 1A. Risk Factors.

Our results are affected by changes in worldwide economic and capital markets conditions.

          We derived 20.0% and 19.5% of our revenues in fiscal 2014 and 2013, respectively, from outside the United States. Our business may be adversely affected by factors in the United States and other countries that are beyond our control, such as downturns in economic activity or labor conditions in a specific country or region.

Our ownership and operation of MediSoft entails ownership of Euro-denominated assets, liabilities, revenues and expenses, which currency may fluctuate widely in relation to the US Dollar.

          During the three months ended October 31, 2014, we incurred $455,000 of foreign currency losses reported as part of our consolidated net loss and $114,000 in foreign currency transaction losses which are recorded within other comprehensive loss. Our business may be adversely affected by Euro and other currency rate fluctuations against the US Dollar.

Our success depends on our ability to sell our Medical Graphics and MediSoft cardiorespiratory products into our core hospital, clinic and physician office markets.

          We sell our Medical Graphics and MediSoft cardiorespiratory diagnostic products and services to hospitals, clinics and physician offices. As a result of the disruptive and uncertain economic conditions that emerged in recent years and the related cost-containment measures initiated by many of our customers, we believe that a challenging environment for the sale of our products may continue in fiscal 2015.

Our association with domestic Group Purchasing Organizations may result in reduced gross margins.

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

If we are unable to regain and sustain profitability in 2015 and beyond, our liquidity may be adversely affected.

          Although we were profitable in fiscal 2013, we were unprofitable in fiscal 2008 through 2012 and in fiscal 2014 and had an accumulated deficit of $8.3 million as of October 31, 2014. While we believe that our existing cash and cash equivalents balance of $5.7 million as of October 31, 2014 will be adequate to support operations for the next fiscal year or more, we must ultimately regain sustained profitability or obtain additional financing to be able to meet our future cash flow requirements, and we cannot ensure that we will be able to achieve either of these.

If we are unable to attain synergies expected to result from the acquisition of MediSoft, our sustained profitability may be uncertain.

          We have made significant personnel and financial resource commitments for the acquisition and assimilation of MediSoft. If we are unable to integrate MediSoft operations to produce planned growth and expected synergies while we develop and upgrade operating and control processes, our combined profitability and financial position may be adversely affected.

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

          Our success depends largely on effective leadership from our senior management and other key personnel. Competition for qualified personnel with sufficient and relevant experience in the medical device industry is intense. Accordingly, the loss of the services of these individuals, or the inability to hire additional key individuals as required, could have a material adverse effect on us, including our current and future product development efforts. In fiscal 2012, we hired an executive vice president of global marketing, engineering and corporate strategy, who was recently promoted to Chief Executive Officer, and executive vice president of global sales, who was recently promoted to President. In fiscal 2013, we hired an executive vice president, finance and corporate development, who was recently promoted to Chief Operating Officer as well as Chief Financial Officer. To achieve future success, our senior management, including these new members of management, must make a successful transition into their new roles and ultimately develop and implement a strategic plan.

Our ability to repurchase our common shares or pay cash dividends requires us to comply with our credit agreement.

          On July 24, 2014, we entered into a credit agreement (“Agreement”) with BMO Harris Bank NA (“Bank”). The credit facility currently includes a five-year $4.0 term loan and a $250,000 revolving credit facility. The Agreement includes other usual and customary covenants for facilities of this nature, and requires the Company to comply with the Agreement’s financial covenants as a condition to repurchasing its shares or paying any dividends.

If the Company fails to comply with the covenant under its credit facility, the Bank could declare an event of default and accelerate the indebtedness under the credit facility.

          Because of its loss in the fiscal 2014 fourth quarter, the Company was not in compliance with the financial covenants its credit facility as of October 31, 2014. On January 29, 2015, the Company and Bank entered into an amendment to the credit agreement, and established new financial and other covenants. If the Company fails to comply with the new covenants under this credit agreement, the Bank could declare a default under the credit agreement and pursue remedies, including acceleration of the indebtedness.

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

Item 1B. Unresolved Staff Comments.

          None.

Item 2. Properties.

          The Company currently leases a 52,254 square foot building for our office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota. The building is also the location of the Company’s Medical Graphics subsidiary. The building lease for Medical Graphic’s present office and manufacturing space, by its terms, will expire on December 31, 2017. Rent expense for Medical Graphics’ facilities was $249,000 and $268,000 for fiscal 2014 and 2013, respectively. Annual facilities rental costs have been lower than minimum lease payments due to the application of accounting principles which include repayment for lessor funded leasehold improvements in the Saint Paul facility.

          As part of the acquisition of MediSoft and its subsidiaries, the Company now has the following additional facilities:

Location	Area	Control	Use
Sorinnes, Belgium	40,000 sq. ft.	Owned	Manufacturing, administrative offices

Lille, France	400 sq. ft.	Leased to 2017	Selling office

Padova, Italy	7,500 sq. ft.	Leased to 2020	Manufacturing, sales offices

Bochum, Germany	400 sq. ft.	Leased to 2016	Selling office

          We believe our owned and leased facilities are adequate for our current and short-term future needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “MGCD.” The following table sets forth high and low sales prices as reported by the Nasdaq Capital Market for each quarter of fiscal year 2014 and 2013.

MGC Diagnostics Common Stock Prices
Fiscal Years	High	Low
2014
Fourth Quarter	$8.50	$6.47
Third Quarter	11.33	7.55
Second Quarter	12.34	8.90
First Quarter	13.51	10.90

2013
Fourth Quarter	12.95	8.01
Third Quarter	8.49	6.30
Second Quarter	7.92	5.80
First Quarter	6.85	5.01

          As of January 16, 2015, there were 291 shareholders of record who held 155,000 shares of the Company’s common stock. In addition, nominees held an additional 4,115,000 shares for approximately 1,000 shareholders holding shares in street name.

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

          Our credit agreement with BMO Harris Bank NA contains usual and customary covenants for facilities of this nature and requires the Company to comply with the credit agreement’s financial covenants as a condition to repurchasing its shares or paying any dividends. See “Management’s Discussion and Analysis – Liquidly and Capital Resources.”

Equity Compensation Plan Information

          Under the MGC Diagnostics Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of October 31, 2014, options for 800,000 shares had been granted, 631,545 shares had been issued upon exercise of options, 163,955 options had been cancelled or forfeited and options to purchase 4,500 shares remained outstanding. In connection with the adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

          At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the MGC Diagnostics Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance under the 2007 Plan. The 2007 Plan has been amended several times and currently authorizes the issuance of up to 750,000 shares. As of October 31, 2014, stock options for 48,150 shares were outstanding; 74,520 shares had been issued upon exercise of options; 326,060 shares had been issued pursuant to fully vested restricted stock awards; 57,035 shares were subject to unvested restricted stock awards; 10,221 shares had been issued as performance share awards; 5,750 shares were issued in lieu of quarterly director cash retainer fees and 228,264 shares were available for future grant in some form. Under the terms of the 2007 Plan, as amended, up to 750,000 shares may be issued pursuant to incentive stock awards, up to 450,000 may be issued as incentives for non-employee directors and up to 400,000 may be issued pursuant to restricted stock grants. Accordingly, as of October 31, 2014, we could grant 16,905 additional restricted stock awards out of the 228,264 remaining shares authorized under the 2007 Plan.

          During fiscal 2013, the Company initiated a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their quarterly cash retainer fees. During the year ended October 31, 2014 and 2013, the Company issued 4,387 and 1,363 shares, respectively under this program.

          The following table provides information as of October 31, 2014 with respect to the shares of the Company’s common stock that may be issued under its 2002 Plan and 2007 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	52,650	$7.01	228,264

Equity compensation plans not approved by security holders	—		—

Total	52,650		228,264

Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

          The Company’s Board of Directors will continue to periodically assess the Company’s capital resources. If the Board of Directors determines that the Company’s capital resources exceed the amount necessary to meet its working capital and liquidity needs, as well as to retain a reasonable cushion for contingencies and strategic opportunities, then the Company will consider various options for increasing shareholder value, including, but not limited to, purchasing its own shares in the open market and in privately negotiated transactions and paying cash dividends, subject to any limitations under its credit agreement. See “Management’s Discussion and Analysis – Liquidity and Capital Resources.”

Item 6. Selected Financial Data

          In the table below, we have presented certain selected financial data as of and for each of the years in the five-year period ended October 31, 2014. The financial data has been derived from our audited consolidated financial statements and amounts in fiscal years 2011 and prior have been reclassified to reflect discontinued operations. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data,” including “Note 3 Acquisition” of this Annual Report on Form 10-K.

(In thousands, except per share data)	Years Ended October 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenues	$30,032	$31,640	$27,158	$27,002	$26,841
Cost of revenues	13,501	13,934	12,347	11,707	12,180
Gross margin	16,531	17,706	14,811	15,295	14,661
Operating expenses:
Selling and marketing	8,519	9,256	8,029	6,758	6,391
General and administrative	5,878	4,762	4,146	4,299	4,514
Research and development	2,805	2,241	3,246	3,239	2,918
Amortization of intangibles	96	21	437	420	420
Total operating expenses	17,298	16,280	15,858	14,716	14,243
Operating income (loss)	(767)	1,426	(1,047)	579	418
Interest expense (income)	69	(1)	(9)	(21)	(8)
Foreign currency loss	455	—	—	—	—
Income (loss) from continuing operations before taxes	(1,291)	1,427	(1,038)	600	426
Provision for (benefit from) taxes	(191)	70	25	40	41
(Loss) income from continuing operations	(1,100)	1,357	(1,063)	560	385
Discontinued Operations
Income (loss) from operations of discontinued operations	—	—	246	(712)	(1,234)
Gain on sale of discontinued operations	—	—	816	—	—
Income (loss) from discontinued operations	—	—	1,062	(712)	(1,234)
Net (loss) income	(1,100)	1,357	(1)	(152)	(849)
Other comprehensive loss-foreign currency, net of tax	(114)	—	—	—	—
Comprehensive (loss) income	$(1,214)	$1,357	$(1)	$(152)	$(849)

Weighted Average Common Shares Outstanding:
Basic	4,171	3,982	3,828	3,767	4,122
Incremental effect of options, restricted stock awards and warrants	—	63	—	75	126
Diluted	4,171	4,045	3,828	3,842	4,248
Net income (loss) per share:
Basic
From continuing operations	$(0.26)	$0.34	$(0.28)	$0.15	$0.09
From discontinued operations	—	—	0.28	(0.19)	(0.30)
	$(0.26)	$0.34	$—	$(0.04)	$(0.21)
Diluted
From continuing operations	$(0.26)	$0.34	$(0.28)	$0.15	$0.09
From discontinued operations	—	—	0.28	(0.19)	(0.30)
	$(0.26)	$0.34	$—	$(0.04)	$(0.21)
Dividends declared per share	$—	$0.45	$—	$—	$—

	As of October 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$5,675	$10,574	$9,665	$8,461	$6,943
Investments, short term and noncurrent	—	—	—	723	3,443
Working capital	9,766	15,411	13,490	13,491	12,681
Total assets	32,344	26,191	21,948	20,772	21,381
Total current liabilities	10,471	7,812	6,303	5,636	6,171
Long-term debt	3,000	—	—	—	—
Total liabilities	16,839	10,347	7,198	6,453	7,044
Total shareholders’ equity	15,505	15,844	14,750	14,319	14,337
Common shares outstanding at year end	4,199	4,128	3,885	3,779	3,747

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          The Company is a medical device manufacturer with revenues of $30.0 million for the year ended October 31, 2014. Domestic product sales and service revenue accounted for 80.0% of fiscal 2014 revenue while international product sales accounted for the remaining 20.0%. On August 1, 2014, the Company acquired MediSoft SA and subsidiaries to support growth in product offerings and growth within international markets.

          The Company designs and markets non-invasive cardiorespiratory diagnostic products through its Medical Graphics Corporation and MediSoft SA subsidiaries under the MGC Diagnostics and MediSoft brand and trade names. These products provide solutions for disease detection, integrated care and wellness across the spectrum of cardiorespiratory healthcare. Revenue consists of equipment, supplies and accessory sales as well as service sales. Equipment, supplies and accessory sales reflect sales of non-invasive cardiorespiratory diagnostic equipment, interface, test and communication software and accessories, as well as, aftermarket sales of peripherals, supplies and software. Service revenue consists of revenue from extended service contracts and non-warranty service.

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

          Although the Company currently expects revenues in fiscal 2015 to increase over fiscal 2014 revenues, the Company expects the quarter-over-quarter rate of increase to be uneven during the fiscal year, due to seasonality and the other factors listed above.

Recent Key Developments:

•

On August 1, 2014, the Company acquired MediSoft SA, a Belgian manufacturer of products similar to Medical Graphics’ product offerings, by purchasing all the outstanding shares of MediSoft for cash and warrants to purchase MGC Diagnostics shares. The Company incurred $1,125,000 of costs related to the acquisition in fiscal 2014, which are included in net loss for the period. The Company’s fiscal fourth quarter included $1.3 million of MediSoft sales. MediSoft’s manufacturing, engineering and marketing capabilities are expected to be a meaningful addition to the Company’s future operating activities.

•

The proportion of purchases by domestic customers associated with group purchasing organizations (“GPOs”) expanded from 54.5% of Medical Graphics revenues in fiscal 2013 to 55.9% in fiscal 2014. These GPO agreements include preferential pricing for the GPO member organizations, which enhanced our overall domestic sales, but the related fees paid to the GPOs increase our selling expenses as GPO sales increased as a proportion of the Company’s total sales.

•

Our focus on promoting extended service agreements of longer duration, sold at the time of the initial systems purchases to ensure continuous high-performance utilization rates, has expanded the percentage of our customer base purchasing these agreements. Domestic service revenues increased 24.3% to $6.4 million, compared to $5.1 million for fiscal 2013. The Attachment Rate, which reflects the percentage of Extended Service Contracts added at the point of sale to customer equipment purchases, was 32% for fiscal 2014, which is up from 27% in fiscal 2013.

•

In line with our strategic objective to grow revenues at a rate greater than the market as a whole, we have focused on converting competitor accounts into MGC Diagnostics customers. Fiscal 2014 domestic equipment and accessories revenues include only 48 competitive conversions ($2.9 million), compared to 102 competitive conversions ($6.3 million) during fiscal 2013, due to what we believe is uncertainty regarding the Affordable Care Act’s ultimate impact on the business model of our primary customer base, causing continued delay of equipment purchasing and replacement activities. Excluding the effect of revenue from competitive conversions in each period, domestic equipment and accessories revenue generated from existing customers grew 4.5% in fiscal 2014, compared to fiscal 2013.

•

Revenue for fiscal 2014 decreased by 5% to $30.0 million compared to $31.6 million in 2013 while operating expense for fiscal 2014 was $17.3 million, an increase of 6.3% from $16.3 million in 2013. Fiscal 2014 net loss was $1.1 million, or $(0.26) per share, compared to fiscal 2013 net income of $1.4 million, or $0.34 per diluted share.

Results of Operations

	Year ended October 31,
	2014	2013
Revenues	100.0%	100.0%
Cost of revenues	45.0	44.0
Gross margin	55.0	56.0
Operating Expenses
Selling and marketing expenses	28.4	29.3
General and administrative expenses	19.6	15.0
Research and development expenses	9.3	7.1
Amortization of intangibles	0.3	0.1
Total operating expenses	57.6	51.5
Operating (loss) income	(2.6)	4.5
Interest expense	0.2	—
Foreign currency loss	1.5	—
(Benefit from) provision for taxes	(0.6)	0.2
Net (loss) income	(3.7)%	4.3%

          The following paragraphs discuss the Company’s performance for fiscal years ended October 31, 2014 and 2013.

          The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The following discussion segregates information with respect to MediSoft only to assist with understanding the effects of the MediSoft acquisition in comparison to the comparative periods.

Revenues

          Fiscal 2014 domestic equipment, supplies and accessories revenues decreased 13.2% to $17.6 million, compared to $20.3 million for fiscal 2013. Fiscal 2014 domestic equipment and accessories revenues include only 48 competitive conversions ($2.9 million), compared to 102 competitive conversions ($6.3 million) during fiscal 2013. Excluding the effect of revenue from competitive conversions in each period, domestic equipment and accessories revenue generated from existing customers grew 4.5% in fiscal 2014, compared to fiscal 2013.

          Domestic service revenues increased 24.3% to $6.4 million, compared to $5.1 million for fiscal 2013. The Attachment Rate, which reflects the percentage of Extended Service Contracts added at the point of sale to customer equipment purchases, was 32% for fiscal 2014, which is up from 27% in fiscal 2013.

          International equipment, supplies and accessories revenues grew 2.8% to $6.0 million, compared to $6.2 million for fiscal 2013. Excluding MediSoft’s fiscal 2014 international revenue of $1.0 million, international equipment, supplies and accessories revenues fell 18.8% due to lower sales in Latin America and Canada.

          Recurring revenue, consisting of supplies and services revenues, grew to $12.7 million accounting for 42.4% of fiscal 2014 revenues compared to 36.3% of fiscal 2013 revenues.

          The Company anticipates revenue growth in the near term due to its acquisition of MediSoft and within historic seasonal revenue patterns, excluding major clinical research projects that can be highly variable. This expectation relies on continued improvement in general and healthcare industry market conditions and introduction of new and improved products resulting from research and development spending over the past several years.

Gross Margin

          Gross margin was 55.0% (56.1% for Medical Graphics only), compared to 56.0% for fiscal 2013. Gross margin for equipment, supplies and accessories was 51.6% (52.9% for Medical Graphics only), compared to 53.1% for fiscal 2013. Gross margin for services was 67.7%, compared to 70.5% for fiscal 2013.

          The Company expects to maintain gross margins in the mid-50% range during fiscal 2015, absent significant change in volume and product mix.

Selling and Marketing

          Selling and marketing expenses for fiscal 2014 decreased by 8.0%, or $737,000, to $8.5 million compared to $9.3 million for fiscal 2013. This expense decrease was primarily due to lower sales compared to fiscal 2013, offset by increases related to MediSoft sales and marketing expenses of $480,000. Within Medical Graphics for fiscal 2014 compared to 2013, there was a $680,000 reduction in sales commissions, a $191,000 reduction in personnel costs, a $164,000 reduction in management incentive and other bonus accruals, a $75,000 reduction in GPO fees and a $53,000 reduction in convention and meeting expenses.

General and Administrative

          General and administrative expenses for 2014 increased by 23.4%, or $1,116,000, to $5.9 million compared to $4.8 million in 2013. Expense increases included $1,125,000 related to the acquisition of MediSoft, $270,000 of MediSoft general and administrative expenses, $156,000 attributed to a workforce reduction, $54,000 increase for personnel and benefits and an $81,000 increase in the reserve for doubtful accounts, offset in part by a $279,000 management incentive cost decrease and a $225,000 cost savings related to an abandoned acquisition effort during fiscal 2013.

Research and Development

          Research and development expenses for 2014 increased by 25.2%, or $564,000, to $2.8 million compared to $2.2 million in 2013. This increase is primarily due to the absence of an expense credit under the State of Minnesota Credit for increasing Research Activities claimed during the fourth quarter of fiscal 2013 in the amount of $294,000, $129,000 of MediSoft research and development expenses, $24,000 of workforce reduction costs, $44,000 of reduced capitalization of employee and consultant costs for software development and a $125,000 net increase in expensed project-related costs. The hardware and software development costs expensed included proportionally more new research efforts versus sustaining development of existing products. The Company capitalized software development costs of $694,000 in 2014.

Amortization of Intangibles

          Amortization costs increased by $75,000 to $96,000 for the year ended October 31, 2014 compared to $21,000 for the year ended October 31, 2013. Of this increase, $68,000 related to amortization of intangible assets resulting from the acquisition of MediSoft.

          In addition, the Company had approximately $117,000 of amortization related to capitalized software development costs included in the cost of equipment revenues due to the direct relationship to equipment units sold.

Interest Expense

          Interest expense, net of interest income for October 31, 2014 was $69,000 compared to interest income of $1,000 in 2013. The increase in interest expense is related to a $4.0 million term loan obligation the Company entered into on July 24, 2014, to partially finance the acquisition of MediSoft on August 1, 2014. Interest rates are variable in relation to the lender’s base rate. Interest income is earned on excess cash invested in money market funds, which is consistent with the Company’s goal of preserving capital.

Provision for Taxes

          Under the application of fresh-start accounting, as amended by Accounting Standards Codification (“ASC”) 805 Business Combinations, effective September 15, 2009, when the valuation allowance relating to pre-emergence bankruptcy net operating loss and other deferred tax assets is reversed, tax benefits will be recorded as a reduction to income tax expense. For additional information, see Note 14 to the consolidated financial statements, “Income Taxes.”

          The Company recorded a net income tax benefit of $191,000 for fiscal October 31, 2014 compared to $70,000 of income tax expense for fiscal October 31, 2013. The income tax benefit for the current year includes a deferred foreign tax benefit of $212,000 related to MediSoft, offset by current foreign provincial taxes of $8,000, $10,000 of state income tax expenses and minimum fees, and an increase in reserves for uncertain tax positions of $3,000. The fiscal 2013 income tax expense includes $28,000 related to federal alternative minimum tax, state income tax expense and minimum fees of approximately $40,000 and an increase in reserves for uncertain tax positions of $2,000.

          Given the volatility of historical results and the uncertainty of the future financial results, the Company believes it has not yet achieved the more-likely-than-not threshold requiring the valuation allowance to remain in place at October 31, 2014 for its United States, France, Italy and Germany deferred tax assets. The Company’s Belgium subsidiary has a net deferred tax liability of $464,000 as a result of purchase accounting for the MediSoft acquisition. For additional information see Note 14 to the consolidated financial statements, “Income Taxes,”

          The Company will continue to assess the potential realization of its deferred tax assets on a quarterly basis to determine if sufficient evidence exists to remove all or a portion of the Company’s valuation allowance on its deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If the Company regains profitability and concludes the profitability has stabilized and is more predictable, the realization of the Company’s deferred tax assets could occur sometime in fiscal 2015 or later, as facts become known. The reversal of the valuation allowance on the Company’s deferred tax assets may have a substantial impact on profitability in the period of the reversal.

Liquidity and Capital Resources

          The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly-owned subsidiary, Medical Graphics Corporation. In fiscal year 2014, the Company entered into a credit agreement that currently consists of a $4.0 million term loan and a $250,000 revolving credit facility. The Company paid $7,644,000 for the acquisition, and incurred $1,125,000 of associated costs, that were included in the fiscal 2014 loss.

          The Company had cash, cash equivalents and investments of $5.7 million and working capital of $9.8 million as of October 31, 2014. During 2014, the Company generated $0.3 million in cash from operating activities, with $331,000 generated before changes in working capital items. Net decreases in 2014 cash from working capital of $3,000 consisted principally of a $1,459,000 increase in inventory, a $689,000 increase in prepaid and other current assets and a $586,000 reduction in employee compensation accruals, offset by an $839,000 increase in deferred income collected and a $1,923,000 increase in accounts receivable. Days sales outstanding (“DSO”), which measures how quickly receivables are collected, decreased by 12 days to 68 days from 2013 to 2014, increasing cash flows. Inventory increased by $1,459,000, as days of inventory on hand increased by 36 days to 117 days in 2014. The accounts payable balance increased by $265,000, increasing cash flow and days payables outstanding by 19 days to 62 days in 2014. Employee compensation accruals as of October 31, 2014 were lower compared to October 31, 2013 due to the effect of prior year management incentives bonus accrual, offset by an increase in employee separation costs.

          During 2014, the Company used $1,226,000 in cash for the purchase of property, equipment and intangible assets. The Company had no material commitments outstanding for capital expenditures for fiscal year 2014. The Company intends to continue to invest to migrate its products’ operating software to a next generation software platform, including expensed development efforts and capitalized software development costs. This investment will continue in the present Company operating plans. The Company also used $7,644,000 in cash to acquire MediSoft on August 1, 2014.

          On July 24, 2014, the Company entered into a credit agreement (“Agreement”) with BMO Harris Bank NA. The Company and BMO Harris entered into Amendment No 1 to the Credit Agreement on January, 29, 2015. The Agreement, as amended, includes a $4.0 million term loan and a $250,000 revolving credit facility, which may also be used for the issuance of standby and commercial letters of credit. The term loan, which bears interest at a floating rate, is payable in equal monthly principal installments of $66,667 over a five-year period commencing August 31, 2014. The revolving credit facility has a one-year term.

          In connection with the Agreement, the Company entered a security agreement with BMO Harris that pledges substantially all the assets of MGC Diagnostics Corporation and Medical Graphics Corporation and 66% of the equity interest of any first-tier foreign subsidiary, which includes MGC Diagnostics Belgium S.P.R.L., which was formed for purposes of acquiring MediSoft SA.

          The Agreement includes other usual and customary covenants for facilities of this nature, and requires the Company to comply with the Agreement’s financial covenants.

          The Company’s failure to comply with these financial covenants, as well as other violations, would constitute an event of default. In addition, in connection with the payment of any cash dividends or other shareholder distributions, the Company must ensure that it will continue to be in compliance with the financial covenants after the distribution. Because of its loss in the 2014 fiscal fourth quarter, the Company was not in compliance with its financial covenants as of October 31, 2014. The Company and BMO Harris lender agreed to work together to waive the default and establish new covenants and negotiated an amendment to the credit agreement. In connection with the execution of Amendment No. 1 on January 29, 2015, BMO Harris waived all the events of default as of October 31, 2014.

          The financial covenants in effect as of January 29, 2015 include the following:

1.

The Company must achieve Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of not less than $0 in the fiscal 2015 first quarter and not less than $550,000 for the six months ending April 30, 2015.

2.	Beginning in the quarter ending July 31, 2015, the following covenants will apply:

	a.	Total Leverage Ratio: not greater than 2.75 on July 31, 2015 and 2.50 on October 31, 2015 and thereafter.

	b.	Adjusted Fixed Charge Coverage Ratio: not less than 1.10 on July 31, 2015 and 1.25 on October 31, 2015 and thereafter.

          In addition, under Amendment No. 1 to the credit agreement, if the Company makes any changes in its senior executive management team, other than the changes that substantially retain the existing operating responsibilities of these executives, the Company must consult with and obtain the approval of the Bank.

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

          The interest rate on the term loan was 5% as of October 31, 2014.

          The Company believes that it will meet its liquidity and capital resource needs, including debt repayment requirements, over the next twelve months through its cash flows resulting from operations and current cash and cash equivalents. In addition, the Company has implemented a market-focused strategic plan leveraging the strength of its MGC Diagnostics brand and improving its worldwide selling and distribution capability. Pursuant to this plan, the Company acquired MediSoft SA and its subsidiaries and will continue to review various potential strategic product and technology partners and may use some of its cash and capital resources in the acquisition of new technologies or businesses.

          During 2011, the Company announced that its Board of Directors had adopted a stock repurchase program. The program was amended and extended several times and authorized the Company to repurchase $3.0 million of its outstanding shares of common stock in the open market or in privately negotiated transactions. The Company purchased shares with a total cost of $264,505 under the stock repurchase program and the program expired on October 31, 2013. The Company’s Board of Directors will continue to review and assess the Company’s capital position, working capital and capital resource needs. If the Board determines that the Company’s capital does exceed the amount necessary to enable it to meet its working capital and liquidity needs, as well as to retain a reasonable cushion for contingencies and strategic opportunities, the Company will consider various options for increasing shareholder value, including, but not limited to, purchasing its own shares in the open market and in privately negotiated transactions and or paying cash dividends. As noted above, the Company must remain in compliance with the financial covenants on its bank facility in connection with any dividends or distributions.

          The Company believes that its cash and cash equivalents balance of approximately $5.7 million will be sufficient to fund our operations and working capital requirements and permit anticipated capital expenditures during the upcoming year. We may pursue acquisitions of other companies or product lines, which if successful may require additional funding sources.

Critical Accounting Policies

          Significant accounting policies adopted and applied by the Company are summarized in Note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies,” which is included in this Form 10-K. Some of the more critical policies include revenue recognition, reserve for inventory obsolescence, allowance for doubtful accounts, internal software development costs, income taxes, stock-based compensation and impairment of long-lived assets, intangible assets and goodwill. Management considers the following accounting policies to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments.

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

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years. Deferred revenue associated with service contracts and supplies was $5,626,000 and $4,974,000 as of October 31, 2014 and 2013, respectively. Revenue from installation and training services provided to domestic customers is deferred until the service has been performed. The Company recognizes revenue related to installation and training if service is not performed within six months from equipment shipment date since the probability these services will be used by the customer after that time is remote, based on continued analysis of historical information. The amount of deferred installation and training revenue was $468,000 and $411,000 as of October 31, 2014 and 2013, respectively.

          Government research funding grant revenues received are deferred until provisions of the agreements are met; generally these expenditures are for research activities. These revenues are recognized as grant requirements are met.

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

          Allowance for Doubtful Accounts. The Company establishes estimates of the uncollectable accounts receivable. Management analyzes accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required. The allowance for doubtful accounts as of October 31, 2014 increased by $81,000 to $228,000.

          Internal Software Development Costs.Internal software development costs consist primarily of internal salaries and consulting fees for developing software platforms for sale to or use by customers within equipment the Company sells. We capitalize costs related to the development of our software products, as all of these software products will be used as an integral part of a product or process that we sell or lease. This software is primarily related to our BreezeSuite platform and its underlying support products. We have also purchased software development services for specific other development efforts.

          We capitalize costs related to software developed for new products and significant enhancements of existing products once technological feasibility has been reached and all research and development for the components of the product have been completed. These costs are amortized on a straight-line basis over the estimated useful life of the related product, generally five years, but not to exceed seven years, commencing with the date the product becomes available for general release to our customers. The achievement of technological feasibility and the estimate of a product’s economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

          Income Taxes. The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, Income Taxes. The Company recognizes deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. Each quarter, the Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income. The analysis to determine the amount of the valuation allowance is highly judgmental and requires weighing positive and negative evidence including historical and projected future taxable income and ongoing tax planning strategies. See Note 14 to the consolidated financial statements, “Income Taxes,” for further discussion of the Company’s valuation allowance.

          Stock-Based Compensation. The Company amortizes stock-based compensation expense for stock option and restricted stock awards on a straight-line basis over the vesting period of the underlying award. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value our stock option awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future. We are required to estimate the expected term and forfeiture rate and only recognize expense for those shares we expect to vest. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what we recorded in the current period.

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

          Intangible Assets. Definite-lived intangible assets consist of Medical Graphics developed technology (currently fully amortized), various acquired MediSoft identified and valued intangible assets including developed technology, trademarks and trade names, customer and distributor relationships, which are amortized over four to ten years, patent costs, which are amortized on a straight-line basis over five to ten years, and capitalized software, consisting of software in service, which is being amortized over five years, and software that has not yet been placed in service as of October 31, 2014 and is not yet being amortized.

          Goodwill. ASC 805, Business Combinations, establishes the authoritative guidance setting out principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and the goodwill acquired. The underlying purchase method of accounting for acquisitions within this guidance requires that assets acquired and liabilities assumed be recorded at their fair value at the acquisition date and includes the capitalization of purchased in-process research and development and the expensing of acquisition.

          When a company is acquired, the purchase price is allocated among net tangible assets, in-process research and development, other identifiable intangible assets and the remainder, if any, is recognized as goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of acquired businesses and is not amortized, in accordance with ASC 350, Intangibles-Goodwill and Other. However, the Company will periodically assess the qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. To the extent that there is impairment of the recorded goodwill, the Company will make charges to impair goodwill.

          The values assigned to other identifiable intangible assets are based on valuations as determined by the Company or independent third-party appraisers. The techniques used by these appraisers include estimating the market comparables, where available, future cash flows of each project or technology or identified intangible and discounting the net cash flows back to their present values utilizing an appropriate risk-adjusted rate of return. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods.

Foreign Currency Exchange Risk

          The acquisition of MediSoft, which maintains offices in Belgium, Italy, France and Germany, has increased the Company’s exposure to currency exchange risks as a result of its investment in Euro-denominated assets and the earnings derived from MediSoft’s operations. The financing of the acquisition was structured to obtain potential tax savings on future profitability of the acquired companies. The accounting for the internal funding resulted in losses in United States dollars against the Euro which are required to be reported in earnings of the current period. In fiscal 2014, due to the United States dollar gaining strength against the Euro, we reported an exchange loss of $455,000. Additionally, pertaining to the net asset position for assets and liabilities of MediSoft, we incurred currency translation losses of $114,000, which are included in the balance sheet as accumulated other comprehensive loss.

          All sales made by the Company’s Medical Graphics subsidiary are denominated in U.S. dollars. The Company does not currently and does not intend in the future to use derivative financial instruments for trading or hedging purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          Our monetary financial instruments as of October 31, 2014 consist exclusively of investments in money market funds. We do not expect the value of these funds to fluctuate based on increases or decreases in prevailing market rates. The Company’s estimated market risk, should a potential decrease in value from a hypothetical 0.5% change in interest rates occur, does not cause a material change in the quarter end carrying value. Similarly, the Company owes debt that is subject to interest rate fluctuation. As of October 31, 2014, interest-bearing debt totals $3.8 million. A 0.5% interest rate increase will cause an annual cost increase of $19,000, assuming no payments are made against principal. As a result, we do not believe the Company has material interest or market risk exposure on monetary assets or liabilities.

          As of October 31, 2014, the Company has net asset exposure of €6,304,000. The effect of a 5.0% favorable and unfavorable movement in the Euro to USD exchange rate would be gain (loss) of $418,000 or $(379,000), respectively. As a result, we continue to face foreign exchange rate risk.

          The Company transacts a portion of its Medical Graphics transactions in international markets. However, as all foreign contracts are dollar-denominated, and there is minimal exposure to Medical Graphic transactions due to currency fluctuations.

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
St. Paul, Minnesota

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of October 31, 2014. The financial controls of MediSoft are eligible for a one-year exemption from the requirements of Section 404, since the operations are separately identified and quantified and therefore have been excluded from this report. There is no exemption available for internal controls over financial reporting of the Company’s processes and systems as they relate to our oversight and consolidation of MediSoft’s operations into the consolidated financial results.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
MGC Diagnostics Corporation and Subsidiaries
St. Paul, Minnesota

          We have audited the accompanying consolidated balance sheets of MGC Diagnostics Corporation and Subsidiaries as of October 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MGC Diagnostics Corporation and Subsidiaries as of October 31, 2014 and 2013 and the consolidated results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
January 29, 2015

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2014 and October 31, 2013
(In thousands, except share and per share data)

	October 31, 2014	October 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$5,675	$10,574
Accounts receivable, net of allowance for doubtful accounts of $228 and $147, respectively	7,068	8,048
Inventories, net of obsolescence reserve of $387 and $306, respectively	5,548	3,499
Current deferred tax assets	20	—
Prepaid expenses and other current assets	1,926	1,102
Total current assets	20,237	23,223
Property and equipment, net of accumulated depreciation of $4,180 and $4,094, respectively	3,469	779
Intangible assets, net	4,375	2,189
Goodwill	4,196	—
Other non-current assets	67	—
Total Assets	$32,344	$26,191
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$3,161	$1,871
Employee compensation	1,664	1,945
Deferred income	3,804	3,091
Current portion of long-term debt	800	—
Other current liabilities and accrued expenses	1,042	905
Total current liabilities	10,471	7,812
Long-term liabilities:
Long-term debt, less current portion	3,000	—
Non-current deferred income taxes	484	—
Long-term deferred income and other	2,884	2,535
Total Liabilities	16,839	10,347
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,255,593 and 4,193,990 shares issued and 4,198,558 and 4,127,896 shares outstanding in 2014 and 2013, respectively	420	413
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	23,470	22,606
Accumulated deficit	(8,271)	(7,175)
Accumulated other comprehensive loss	(114)	—
Total Shareholders’ Equity	15,505	15,844
Total Liabilities and Shareholders’ Equity	$32,344	$26,191
See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Year Ended October 31,
	2014	2013
Revenues
Equipment, supplies and accessories revenues	$23,663	$26,516
Service revenues	6,369	5,124
	30,032	31,640
Cost of revenues
Cost of equipment, supplies and accessories revenues	11,443	12,423
Cost of service revenues	2,058	1,511
	13,501	13,934
Gross margin	16,531	17,706
Operating expenses:
Selling and marketing	8,519	9,256
General and administrative	5,878	4,762
Research and development	2,805	2,241
Amortization of intangibles	96	21
	17,298	16,280
Operating (loss) income	(767)	1,426
Interest expense (income), net	69	(1)
Foreign currency loss	455	—
(Loss) income before taxes	(1,291)	1,427
Provision for (benefit from) taxes	(191)	70
Net (loss) income	(1,100)	1,357
Other comprehensive loss; net of tax
Effect of foreign currency translation adjustments	(114)	—
Comprehensive (loss) income	$(1,214)	$1,357

(Loss) income per share:
Basic	$(0.26)	$0.34
Diluted	$(0.26)	$0.34
Weighted average common shares outstanding:
Basic	4,171	3,982
Diluted	4,171	4,045
Dividends declared per share	$—	$0.45

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year ended October 31,
	2014	2013

Net (loss) income	$(1,100)	$1,357
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	366	247
Amortization	215	119
Stock-based compensation	441	445
Deferred income taxes	(212)	—
Loss on foreign currency	455	—
Increase in allowance for doubtful accounts	81	49
Increase (decrease) in inventory obsolescence reserve	81	(67)
Loss (gain) on disposal of equipment	4	(2)
Changes in operating assets and liabilities:
Accounts receivable	1,923	(2,387)
Inventories	(1,459)	289
Prepaid expenses and other current assets	(689)	(470)
Accounts payable	265	(223)
Employee compensation	(586)	196
Deferred income	839	2,712
Other current liabilities and accrued expenses	(296)	231
Net cash provided by operating activities	328	2,496

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	—	150
Proceeds from sale of property and equipment	—	3
Purchases of property and equipment and intangible assets	(1,226)	(1,055)
Net assets of business acquired, net of cash received	(7,644)	—
Net cash used in investing activities	(8,870)	(902)

Cash flows from financing activities:
Proceeds from long-term borrowing	4,000	—
Payment of debt issuance costs	(71)	—
Payment of long-term borrowing	(200)	—
Dividends paid	(30)	(1,805)
Proceeds from issuance of common stock under employee stock purchase plan	138	128
Proceeds from the exercise of stock options	6	1,044
Repurchase of common stock upon vesting of restricted stock awards	(123)	(52)
Repurchase of common stock	(3)	—
Net cash provided by (used in) financing activities	3,717	(685)
Effect of exchange rate changes on cash	(74)	—
Net (decrease) increase in cash and cash equivalents	(4,899)	909
Cash and cash equivalents at beginning of year	10,574	9,665
Cash and cash equivalents at end of year	$5,675	$10,574

Cash paid for taxes	$75	$29
Cash paid for interest	54	—
Supplemental non-cash items:
Current and non-current liabilities issued for leasehold improvements	$33	$210
Common stock issued for long-term liability	—	67
Accrued dividends (reversal)	(4)	43
Warrants issued for acquisition	421	—

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Par Value

Balances as of October 31, 2012	3,885	$388	$21,046	$(6,684)	$—	$14,750

Employee stock purchase plan	26	3	125	—	—	128
Exercise of stock options	163	16	1,028	—	—	1,044
Vesting of restricted stock awards	52	5	(5)	—	—	—
Common stock issued for long-term liability	9	1	66	—	—	67
Dividends	—	—	—	(1,848)	—	(1,848)
Repurchase of common stock upon vesting of restricted common shares	(7)	—	(52)	—	—	(52)
Stock-based compensation	—	—	398	—	—	398
Net comprehensive income	—	—	—	1,357	—	1,357

Balances as of October 31, 2013	4,128	413	22,606	(7,175)	—	15,844

Employee stock purchase plan	19	2	136	—	—	138
Exercise of stock options	1	—	6	—	—	6
Vesting of restricted stock awards	61	6	(6)	—	—	—
Warrants issued for acquisition	—	—	421	—	—	421
Dividend reversal		—	—	4	—	4
Repurchase of common stock	—	—	(3)	—	—	(3)
Repurchase of common stock upon vesting of restricted common shares	(10)	(1)	(122)	—	—	(123)
Stock-based compensation	—	—	432	—	—	432
Net comprehensive loss	—	—	—	(1,100)	(114)	(1,214)

Balances as of October 31, 2014	4,199	$420	$23,470	$(8,271)	$(114)	$15,505
See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Description of Business

          The consolidated financial statements include the accounts of MGC Diagnostics Corporation and its wholly-owned subsidiaries Medical Graphics Corporation and MediSoft SA (including MGC Diagnostics Belgium S.P.R.L., the holding company and MediSoft’s next tier wholly-owned subsidiaries). All inter-company transactions and balances have been eliminated in consolidation.

          MGC Diagnostics Corporation (the “Company”) through its Medical Graphics Corporation and MediSoft SA subsidiaries, designs and markets non-invasive cardiorespiratory diagnostic products that are sold under the MGC Diagnostics and MediSoft brand and trade names. These cardiorespiratory diagnostic products have a wide range of applications within cardiorespiratory healthcare.

          Revenues consist of equipment, supply and accessory revenues and services revenues. Equipment, supply and accessory revenues reflect sales of non-invasive cardiorespiratory diagnostic system equipment and software, and aftermarket sales of software, peripherals and supplies. Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

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

          Cash and Cash Equivalents

          Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase. As of October 31, 2014 and 2013, cash equivalents consisted of investments in money market funds. The Company has determined that the fair value of the money market funds fall within Level 1 in the fair value hierarchy. The Company deposits its cash in high credit quality institutions. The balance, at times, may exceed federally insured limits.

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

As of October 31, 2014 and 2013, the allowance for doubtful accounts was $228,000 and $147,000, respectively.

          Inventories

          Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis. Management determines the obsolescence reserve by regularly evaluating individual inventory items, considering the age of the item, recent and expected usage and expected resale value in current and alternative markets, within current economic conditions. We provide reserves of obsolete inventory when we deem the value to be impaired. As of October 31, 2014 and 2013, the obsolescence reserve was $387,000 and $306,000, respectively.

          Property and Equipment

          Property and equipment acquired subsequent to October 31, 2002 are carried at cost. Upon the adoption of fresh-start accounting by MGC Diagnostics Corporation (previously Angeion Corporation), the basis for property and equipment as of October 31, 2002 was adjusted to reflect fair values of the assets. Equipment, computers and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred.

          Intangible Assets

          Definite-lived intangible assets consist of Medical Graphics developed technology (currently fully amortized), various acquired MediSoft identified and valued intangible assets including developed technology, trademarks and trade names, customer and distributor relationships, which are amortized over four to ten years, patent costs, which are amortized on a straight-line basis over five to ten years, and capitalized software, consisting of software in service, which is being amortizing over five years, and software that has not yet been placed in service as of October 31, 2014 and is not yet being amortized.

          Goodwill

          ASC 805, Business Combinations, establishes the authoritative guidance setting out principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and the goodwill acquired. The underlying purchase method of accounting for acquisitions within this guidance requires that assets acquired and liabilities assumed be recorded at their fair value at the acquisition date and includes the capitalization of purchased in-process research and development and the expensing of acquisition costs.

          When a company is acquired, the purchase price is allocated among net tangible assets, in-process research and development, other identifiable intangible assets and the remainder, if any, is recognized as goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of acquired businesses and is not amortized, in accordance with ASC 350, Intangibles-Goodwill and Other. However, the Company will periodically assess the qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. To the extent that there is impairment of the recorded goodwill, the Company will make charges to impair goodwill.

          The values assigned to other identifiable intangible assets are based on valuations as determined by the Company or independent third-party appraisers. The techniques used by these appraisers include estimating the market comparables, where available, future cash flows of each project or technology or identified intangible and discounting the net cash flows back to their present values utilizing an appropriate risk-adjusted rate of return. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods.

          Fair Value of Financial Instruments

          The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments.

          Because the Company’s financing obligations include variable interest rates, the carrying amount of the obligations approximate the fair value of these obligations.

          Income Taxes

          The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, Income Taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects these temporary differences to be recovered or settled. See Note 14 to the consolidated financial statements, “Income Taxes,” for discussion of the Company’s valuation allowance.

          Revenue Recognition

          The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company’s products are sold for cash or on unsecured credit terms requiring payment based on the shipment date. Credit terms can vary between customers due to many factors, but are generally, on average, 30 to 60 days. Revenue, net of discounts, is generally recognized upon shipment or delivery to customers in accordance with written sales terms. Standard sales terms do not include customer acceptance conditions, future credits, rebates or general rights of return. The terms of sales to both domestic customers and international distributors are similar though in some instances payment terms are longer for international distributors. Adherence to these terms is more pervasive with domestic customers than with international distributors. In instances when a customer order specifies final acceptance of the system, revenue recognition is deferred until all customer acceptance criteria have been met. In fiscal 2013, one customer requested a short-term, bill-and-hold arrangement, which was accommodated and accounted for in accordance with authoritative literature. Estimated warranty obligations are recorded upon shipment. Sales and use taxes are reported on a net basis and excluded from revenues and cost of revenues.

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years. Deferred revenue associated with service contracts was $5,626,000 and $4,974,000 as of October 31, 2014 and 2013, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $468,000 and $411,000 as of October 31, 2014 and 2013, respectively.

          When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the sale consideration is allocated to each respective element based on the relative selling price and revenue is recognized when revenue recognition criteria for each element is met. Deferred revenue from the allocation of discounts within multiple deliverable sale agreements was $79,000 as of October 31, 2014 and 2013. Consideration allocated to delivered equipment is equal to the total arrangement consideration less the selling price of installation and training. The selling price of installation and training services is based on specific objective evidence, including third-party invoices.

          Government research funding grant revenues received are deferred until provisions of the agreements are met, generally these expenditures are for research activities. These revenues are recognized as grant requirements are met.

          No customer accounted for more than 10% of revenue in the years ended October 31, 2014 and 2013.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $220,000 and $37,000 as of October 31, 2014 and 2013, respectively. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

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

          We capitalize costs related to software developed for new products and significant enhancements of existing products once technological feasibility has been reached and all research and development for the components of the product have been completed. These costs are amortized on a straight-line basis over the estimated useful life of the related product, generally five years, but not to exceed seven years, commencing with the date the product becomes available for general release to our customers. Costs for internal use software are amortized over the expected use periods of the software. The achievement of technological feasibility and the estimate of a product’s economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

          Shipping and Handling Costs

          The Company includes shipping and handling revenues in net revenues and shipping and handling costs in cost of revenues.

          Medical Device Excise Taxes

          Effective January 1, 2013, the Company became subject to the Medical Device Excise Tax levied on registered medical device sales under the Patient Protection and Affordable Care Act (“ACA”) enacted in 2010. The ACA requires the Company to pay 2.3% of the taxable sales value of devices sold. Qualifying sales are recorded on a gross basis. For the years ended October 31, 2014 and 2013, the Company recorded $161,000 and $196,000, respectively, as an addition to costs of equipment, supplies and accessories revenues.

          Net Income (Loss) per Share

          Basic income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period. Diluted income per share is computed similarly to basic income (loss) per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock warrants and options, if dilutive, as well as the dilutive effect of any unvested restricted shares. Diluted loss per share does not include any of these dilutive effects in its calculation. The number of additional dilutive shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.

          As of October 31, 2014, 229,000 stock warrants, options and unvested restricted shares were not included as their effect is antidilutive. As of October 31, 2013, 75,000 stock options and unvested restricted shares were not included as their effect is antidilutive. Due to the loss for the year ended October 31, 2014, stock warrants, options and unvested restricted shares were not dilutive.

          Shares used in the loss per share computations for the years ended October 31, 2014 and 2013 are as follows:

	Year ended October 31,
(In thousands)	2014	2013
Weighted average common shares outstanding - basic	4,171	3,982
Dilutive effect of stock warrants, options and unvested restricted shares	—	63
Weighted average common shares outstanding - diluted	4,171	4,045

          Concentrations of Credit Risk

          Financial instruments that subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. The Company invests cash in excess of current operating needs in accordance with its investment policy, which emphasizes principal preservation.

          The Company funded the acquisition of MediSoft and related subsidiaries during fiscal 2014, in part, with a Euro-denominated intercompany loan agreement that is expected to be repaid according to its terms and as such is not of indeterminate duration. As a result, the currency gains and losses experienced on movements of Euro pricing in relationship to the United States Dollar are reflected in the statement of comprehensive income (loss) on a current basis. Net asset exposure to currency fluctuation is reflected in other accumulated comprehensive loss in the consolidated balance sheet.

          Stock-Based Compensation

          The Company recognizes stock-based compensation cost related to employees and directors at the grant date based on the fair value of the award using the Black-Scholes pricing model and recognizes the compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. Performance shares granted to consultants are accounted for under the liability method, which recognizes the compensation expense of the expected shares to be issued over the service period as a liability with an adjustment to fair value at period ends, until performance criteria are met, at which time the expensed amounts are adjusted to the final fair value. Total stock-based compensation expense included in the Company’s statements of comprehensive income (loss) for the years ended October 31, 2014 and 2013 was $441,000 and $445,000, respectively, of which $9,000 and $51,000 related to expense accounted for under the liability method for the years ended October 31, 2014 and 2013, respectively. For additional information, see Note 11 to the consolidated financial statements, “Shareholders’ Equity.”

          Impairment of Long-Lived Assets

          The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset. The Company measures the recoverability of assets to be held and used by comparing the carrying value of an asset to future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the Company recognizes the impairment as the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has determined that no impairment of long-lived assets existed as of October 31, 2014 or 2013.

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

          New Accounting Pronouncements

          Offsetting Assets and Liabilities – In December 2011, the Financial Accounting Standards Board (“FASB”) updated the guidance within ASC 210, Balance Sheet. The update enhances disclosures related to the offsetting of certain assets and liabilities to enable users of financial statements to understand the effect of those arrangements on financial position. The updated guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted the new provisions of this accounting standard at the beginning of fiscal year 2014, and adoption did not have a material impact on the consolidated financial statements.

          Classification of Unrecognized Tax Benefits – In July 2013, the FASB issued guidance on classification of an unrecognized tax benefit. An unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carry-forward or other tax credit carry-forward when settlement in this manner is available under the tax law. The change is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which means the first quarter of our fiscal year 2015, and is to be applied prospectively. We do not expect the adoption of this accounting guidance to have an effect on our consolidated financial statements.

          Revenue from Contracts with Customers – In May 2014, the FASB issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between United States practices and those of much of the rest of the world and to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018, because early adoption is not allowed. The Company will further study the implications of this statement to evaluate the expected impact on its consolidated financial statements.

          Subsequent Events

          In preparing the accompanying consolidated financial statements, the Company evaluated material subsequent events requiring recognition or disclosure and has appropriately included the effect of these events in the Notes to Consolidated Financial Statements.

(3)	Acquisition

          On August 1, 2014, MGC Diagnostics Corporation completed the Stock Purchase Agreement to acquire 100% of MediSoft SA (“MediSoft”), through its newly established wholly-owned subsidiary, MGC Diagnostics Belgium S.P.R.L., a private limited liability company. MediSoft, based in Sorinnes, Belgium, was a privately held manufacturer of cardiorespiratory diagnostics products, with operating subsidiaries in France, Germany and Italy. The acquisition is expected to expand our product range and provide a platform for global expansion outside the United States.

          The Company acquired MediSoft for total cash consideration of €5,780,000 ($7,745,000). In addition, at closing, MGC Diagnostics issued to the MediSoft selling shareholders warrants to purchase 168,342 shares of MGC Diagnostics common stock at a price of $7.96 per share. The Warrants have a three-year term expiring on August 1, 2017. The value of the warrants was approximately €314,000 ($421,000). The warrants were valued at $2.50 per share using the Black-Scholes model assuming an expected life of three years; risk free interest rate of 1.0%; volatility of 45.0% and dividend yield of 0%.

          Of the total cash consideration, €4,067,000 ($5,449,000) was paid to the MediSoft former shareholders to purchase the MediSoft stock and €1,713,000 ($2,296,000) was used to retire existing MediSoft indebtedness. The purchase price was allocated based on the fair value of acquired assets and liabilities of MediSoft and its subsidiaries, as follows:

(In thousands)	Amount
Cash	$101
Accounts receivable	1,079
Inventories	710
Prepaids and other current assets	140
Land and buildings	2,479
Equipment	194
Furniture and fixtures	17
Developed technology	1,081
Trademarks and trade names	236
Customer/distributer relationships	456
Goodwill	4,458
Other non-current assets	14
Accounts payable	(1,078)
Accrued expenses	(655)
Deferred income	(62)
Deferred tax liabilities	(712)
Other non-current liabilities	(292)
Net Assets acquired	$8,166

          The goodwill value is principally derived from the nature and quality of the products offered that are complementary to the Company’s current business, MediSoft’s reputation in the market, as well as synergies that can be expected from markets outside the United States when combined with the Company’s existing foreign operations and the competitive cost structure that the acquired operations offer. The goodwill is not expected to be deductible for tax purposes because the Company acquired 100% of the outstanding shares of MediSoft and its wholly-owned subsidiaries. No changes to recorded goodwill have occurred other than the effects of currency translation in the consolidated balance sheets. Foreign exchange translation losses of $262,000 with respect to goodwill valuation are included in the accumulated other comprehensive loss reported in the consolidated balance sheet as of October 31, 2104.

          For the three months ended October 31, 2014, MediSoft contributed $1,322,000 to consolidated revenues and a net loss of $448,000 to the reported consolidated net loss. Interest expense and losses from foreign currency translation, as reported, are entirely related to the acquisition.

          Unaudited pro forma information for the for the years ended October 31, 2014 and 2013, assuming that this acquisition had occurred on November 1, 2012, is as follows:

	Year ended October 31,
(In thousands)	2014	2013
Pro forma revenues	$35,128	$37,908

Pro forma net (loss) income	$(1,058)	$152

Pro forma (loss) income per share-diluted	$(0.25)	$0.04

          The Company incurred $1,125,000 of costs in connection with this acquisition, which have been added back in the above pro forma information for the year ended October 31, 2014 and, instead, included for the year ended October 31, 2013. In addition, $71,000 of debt issuance costs were incurred in the year ended October 31, 2014, which are being amortized over five years in accordance with a term loan the Company secured to finance the MediSoft acquisition (See Note 10). This amortization has been reflected in the above pro forma disclosure.

          The pro forma financial information also includes the amortization and depreciation expense from the acquired assets, adjustments to interest expense related to the relative changes in long-term debt at both MGC Diagnostics and MediSoft, adjustments related to foreign income taxes, as well as the impact of the changes in the foreign currency rates during the periods and resulting foreign currency income (loss) from the Euro-denominated intercompany loan agreements which funded the acquisition.

(4)	Sale of Discontinued Operations

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

          Specifically, the Company sold to Life Time Fitness New Leaf-related software and support materials, New Leaf product inventory, and New Leaf trademarks, service marks, and websites. The Company also licensed to Life Time Fitness patents and other intellectual property for use in the general wellness and health and fitness field. The Company retained all rights to this intellectual property in the medical field. Finally, the Company and Life Time Fitness entered into a Transition Services and Supply Agreement that runs through June 30, 2014 under which the parties will provide services to transition the New Leaf business to Life Time Fitness. These services are not material to fiscal 2014 or fiscal 2013 operations.

          Under the transaction, Life Time Fitness paid the Company $1.0 million at closing, and agreed to pay the Company an additional $235,000 over the next 18 months.

          Life Time Fitness had been the largest New Leaf customer over the past five years, but total Company sales to Life Time Fitness never exceeded five percent of total Company revenues in any fiscal year. The Company continued to provide its existing New Leaf customers other than Life Time Fitness with products and services under ongoing contractual obligations through June 30, 2014.

          The Company continued to recognize revenue and expense associated with its on-going obligations to Life Time Fitness under the Transition Services and Supply Agreement, as well as to incur revenue and expenses from the products and services sold to non-Life Time Fitness customers through June 30, 2014. The cash flows from these activities were not sufficient to preclude the Company from using discontinued operations treatment for the event.

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy used to determine these fair values is as follows as of October 31, 2014 and 2013:

		Fair Value Measurements Using
(In thousands)	Total Carrying Value at October 31	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of October 31, 2014:
Money market funds (included in cash and cash equivalents)	$2,300	$2,300	$—	$—
Assets as of October 31, 2013:
Money market funds (included in cash and cash equivalents)	$6,800	$6,800	$—	$—

There were no changes in the method used in the fair value measurements.

(6)	Inventories

Inventories consisted of the following as of October 31, 2014 and 2013:

(In thousands)	2014	2013
Raw materials	$2,473	$1,752
Work-in-process	541	326
Finished goods	2,534	1,421
	$5,548	$3,499

(7)	Property and Equipment

Property and equipment consisted of the following as of October 31, 2014 and 2013:

(In thousands)	2014	2013
Land and buildings	$2,237	$—
Furniture and fixtures	2,866	2,665
Equipment	1,326	1,124
Leasehold improvements	1,220	1,084
	7,649	4,873
Less: accumulated depreciation	(4,180)	(4,094)
	$3,469	$779

          Depreciation expense for the years ended October 31, 2014 and 2013 was $366,000 and $247,000, respectively.

(8)	Intangible Assets

          Intangible assets consisted of the following as of October 31, 2014 and October 31, 2013:

(In thousands)	2014	2013
Intangible assets:
Developed technology	$7,893	$6,853
Customer and distributor relationships	429	—
Trademarks and tradenames	283	61
Software	620	560
Capitalized software in progress	2,161	1,514
	11,386	8,988
Less: accumulated amortization	(7,011)	(6,799)
	$4,375	$2,189

          The intangible assets related to developed technology, patents and trademarks are being amortized using the straight-line method over the estimated useful lives of the assets, which range from four to ten years. Total amortization expense was $215,000 and $119,000 for the years ended October 31, 2014 and 2013, respectively. Of the total, $117,000 and $98,000 of amortization expense related to software costs is included in cost of equipment, supplies and accessories revenues for the years ended October 31, 2014 and 2013, respectively.

          Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets expected to be placed in service within the next fiscal year is as follows:

(In thousands)	Amortization
2015	$421
2016	458
2017	436
2018	314
2019	235
Thereafter	609
$2,473

          The above table does not include estimated amortization expense for patents not yet placed into service totaling $150,000 included in “Developed technology,” or for capitalized software costs of $1,752,000 that are not yet expected to be placed into service within the next fiscal year. We capitalized software development costs of $694,000 and $769,000 during years ended October 31, 2014 and 2013, respectively. Upon completion of this development project, we expect to amortize the software over five years.

(9)	Warranty Reserve

          Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses that it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment subject to warranty and the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on the type of equipment. Warranty provisions and claims for the years ended October 31, 2014 and 2013 were as follows:

(In thousands)	2014	2013
Balance, beginning of year	$147	$91
Warranty provision based on units sold	171	227
Periodic reserve adjustments	15	144
Warranty claims	(224)	(315)
Balance, end of year	$109	$147

(10)	Financing Obligations

          On July 24, 2014, the Company entered into a credit agreement with BMO Harris Bank NA. The agreement included a $4.0 million term loan and $3.0 million revolving credit facility that included a $500,000 sub-limit for the issuance of standby and commercial letters of credit. The Company funded the original $4.0 million under the term loan on July 24, 2014. The term loan is payable over a five-year period ending July 24, 2019 in monthly installments of $66,667 and is evidenced by a term note. The revolving credit facility has a one-year term. The Company may use the revolving credit facility from time to time for working capital or general corporate needs.

          The promissory notes under the agreements are collateralized by substantially all the assets of MGC Diagnostics Corporation and Medical Graphics Corporation and 66% of the equity interest of any first-tier foreign subsidiary, which includes MGC Diagnostics Belgium S.P.R.L., the entity that acquired MediSoft SA and its subsidiaries.

          The Company has the ability under the agreement to designate the term loan and borrowings under the revolving credit facility as either base rate loans or as LIBOR loans. If a loan or a portion of a loan is a LIBOR loan, then the interest rate will be based on the LIBOR rate plus a LIBOR margin that will range from 2.25% to 2.75%, depending upon the Company’s total leverage ratio (2.75% at October 31, 2014). If a loan or a portion of a loan is a base rate loan, then the interest rate will be based on the lender’s base rate, plus a base rate margin from 1.25% to 1.75% based on the Company’s total leverage ratio (1.75% at October 31, 2014). The interest rates on outstanding balances will change, based on changes in the lender base rate or the LIBOR rate (the resulting interest rate at October 31, 2014 was 5.0%).

          The agreements define adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) used to determine the leverage ratio (outstanding loans divided by adjusted EBITDA) above and the fixed charge coverage ratio (adjusted EBITDA divided by total interest, loan principle, taxes, cash dividends and share repurchases paid). The agreement includes covenants which limit the Company’s borrowing to the maximum leverage ratio and a minimum fixed charge coverage ratio. Maintenance of the fixed charge coverage ratio is a condition to repurchasing the Company’s shares or paying any dividends.

          At October 31, 2014, the Company did not achieve adjusted EBITDA sufficient to satisfy the total leverage ratio requirement of not greater than three times adjusted EBITDA. On January 29, 2015, the Company and BMO Harris entered into amendments to the agreement that:

•	Adjusted the definition of adjusted EBITDA to exclude foreign currency gains and losses included in net income;
•	Reduced the maximum available revolving credit facility to $250,000;
•	Required minimum adjusted EBITDA of $0 and $550,000 for the quarter ended January 31, 2015 and six months ended April 30, 2015, respectively;
•	Required maintenance of minimum cash balances;

•	Delayed the imposition of the maximum leverage ratio and minimum fixed charge coverage ratio until July 31, 2015 and adjusted the limits from that time;
•	Waived the event of default in existence at October 31, 2014 up to the date the amendment is signed; and
•

Required the Company to consult with and obtain the approval of the Bank if the Company makes changes in its senior executive management team, other than the changes that substantially retain the existing operating responsibilities of these executives.

          Payments required under the agreements are as follows:

(In thousands)	Amount
Year Ended October 31,
2015	$800
2016	800
2017	800
2018	800
2019	600
$3,800

(11)	Shareholders’ Equity

          Stock Options, Restricted Stock Awards and Other Stock-based Compensation

          Under the MGC Diagnostics Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of October 31, 2014, options for 800,000 shares had been granted, 631,545 shares had been issued upon exercise of options, 163,955 were forfeited and options to purchase 4,500 shares remained outstanding. In connection with the adoption of the 2007 Stock Incentive Plan described below, the 2002 Plan was amended to provide that no new options could be granted under the 2002 Plan.

          At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the MGC Diagnostics Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance under the 2007 Plan. The 2007 Plan has been amended several times and currently authorizes the issuance of up to 750,000 shares under various incentive forms. As of October 31, 2014, stock options for 48,150 shares were outstanding, 74,520 shares had been issued upon exercise of stock options, 326,060 shares had been issued pursuant to fully vested restricted stock awards, 10,221 shares had been issued as performance share awards; 5,750 shares were issued in lieu of Director regular cash retainer fees, 57,035 shares were subject to unvested restricted stock awards, and 228,264 shares were available for future grant in some form. Under the terms of the 2007 Plan, as amended, up to 750,000 shares may be issued pursuant to incentive stock awards, up to 450,000 may be issued as incentives for non-employee directors and up to 400,000 may be issued pursuant to restricted stock grants. As of October 31, 2014, these sub-limits permit a maximum of 16,905 additional restricted stock awards to be issued.

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

          During fiscal 2013, the Company initiated a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their regular cash retainer fees. During the years ended October 31, 2014 and 2013, the Company issued 4,387 and 1,363 shares, respectively, under this program. The expense was recognized at the time of share issuance and totaled $45,000 and $11,000 in the years ended October 31, 2014 and 2013, respectively.

          Total stock-based compensation expense included in the Company’s consolidated statements of comprehensive (loss) income for years ended October 31, 2014 and 2013 was $441,000 and $445,000, respectively.

          Stock Options

          A summary of the Company’s stock option activity for the years ended October 31, 2014 and 2013 is presented in the following table:

	For the Year ended
	October 31, 2014		October 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	110,370	$6.83	286,072	$6.57
Granted	22,500	9.12	5,900	6.76
Exercised	(865)	6.60	(163,350)	6.39
Expired or cancelled	(79,355)	7.37	(18,252)	6.67
Outstanding at end of year	52,650	$7.01	110,370	$6.83

          The following table summarizes information concerning stock options outstanding as of October 31, 2014:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$5.08	4,500	1.57	4,500
5.16	20,250	0.82	20,250
6.76	5,400	8.03	1,796
9.12	22,500	6.59	—
Total	52,650	4.09	26,546

          The total intrinsic value of options exercised during the years ended October 31, 2014 and 2013 was $1,000 and $361,000, respectively. The total intrinsic value of options outstanding and exercisable as of October 31, 2014 was $40,000 and $40,000, respectively, which was calculated using the closing stock price at the end of the year less the option price of in-the-money options. The Company issues new shares when stock options are exercised. The Company received cash of $6,000 and $1,044,000 from the exercise of stock options for the years ended October 31, 2014 and 2013, respectively. Unrecognized compensation expense related to outstanding stock options as of October 31, 2014 was $107,000 and is expected to be recognized over a weighted average period of 2.44 years.

          Valuation Assumptions

          The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The expense recognized for options granted under the 2002 Plan and 2007 Plan is equal to the fair value of stock options as of the grant date. The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model for stock option grants made during the years ended October 31, 2014 and 2013:

	Options Granted June 1, 2014	Options Granted November 12, 2012
Weighted average fair value of options granted	$5.17	$5.33
Assumptions used:
Expected life (years)	7.00	8.30
Risk-free interest rate	1.70%	0.71%
Volatility	55.78%	77.72%
Dividend yield	0.00%	0.00%

a)	Expected life: For employee grants, the expected term of options granted is determined using historical data, the contractual terms of the options granted and other factors.

b)	Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

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

          Restricted Stock Awards

          Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the years ended October 31, 2014 and 2013 is presented in the following table:

	For the Year ended
	October 31, 2014		October 31, 2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	66,094	$5.88	101,071	$5.23
Granted	37,725	9.68	40,595	6.28
Vested	(46,784)	5.87	(49,905)	5.43
Forfeited	—	—	(25,667)	4.80
Unvested at end of year	57,035	$8.40	66,094	$5.88

          Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of October 31, 2014 was $292,000 and is expected to be recognized over a weighted average period of 1.75 years.

          In connection with the separation of the Company’s former Chief Executive Officer, his remaining unvested restricted stock awards were accelerated from the normal vesting on July 14, 2014 to May 31, 2014 resulting in an addition to stock-based compensation expense of $39,000 in the year ended October 31, 2014.

          Performance Share Awards

          The Company’s former chief executive officer had the ability to earn share awards equal to one-third of his base compensation subject to agreed operating performance criteria. The officer was not entitled to rights of ownership and shares are not regarded as outstanding until delivered. On December 18, 2012, the Company’s chief executive officer was awarded 20,833 shares of Company common shares to be delivered if the Company met specific fiscal 2013 financial targets and the officer met certain performance objectives. The Company awarded 10,221 shares and expensed $57,000 in the year ended October 31, 2013. On December 18, 2013, the Company’s chief executive officer was awarded 8,832 shares of Company common shares to be delivered if the Company met specific fiscal 2014 financial targets and the officer met certain performance objectives. These awards expired when the former chief executive officer’s employment ended on May 31, 2014.

          The Company has also issued performance share awards to non-employee consultants. These awards are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The value of stock awards to non-employees remains variable until performance criteria have been achieved, when individual share groups to be granted vest, establishing the value of each group over the dates that its related performance criteria was completed. Under variable accounting, amounts are expensed in relation to the shares expected to be granted over the performance period, with those whose performance criteria has been met valued at the market value on the date earned and all others marked to market as of the reporting date. At the conclusion of the fifteen month contract period ended October 31, 2014 and the twelve month period ended July 31, 2013, the Company issued 2,917 and 9,214 shares, respectively, under these agreements. Resulting expense under these agreements for the for the years ended October 31, 2014 and 2013 was $9,000 and $51,000, respectively.

          Employee Stock Purchase Plan

          The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended July 1, 2012 to increase shares issuable by 100,000 shares, (“Purchase Plan”) allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to certain eligibility requirements. Under the Purchase Plan participating employees may purchase the Company’s common stock on a voluntary after-tax basis at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Purchase Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2013 and June 30, 2014, employees purchased 9,398 shares at a price of $7.11 per share and 10,079 shares at a price of $7.06 per share, respectively. For the phases that ended on December 31, 2012 and June 30, 2013, employees purchased 13,884 shares at a price of $4.85 per share and 12,195 shares at a price of $5.01 per share, respectively. As of October 31, 2014, the Company has withheld approximately $47,000 from employees participating in the phase that began on July 1, 2014. As of October 31, 2014, 92,833 shares of common stock were available for future purchase under the Purchase Plan.

          The following table presents the consolidated statements of consolidated income (loss) classification of pre-tax stock-based compensation expense recognized for the years ended October 31, 2014 and 2013:

	Year ended October 31,
(In thousands)	2014	2013
Cost of revenues	$5	$6
Selling and marketing	81	78
General and administrative	348	356
Research and development	7	5
Stock-based compensation expense	$441	$445

          Tax Impact of Stock-Based Compensation

          The Company reports the benefits of tax deductions in excess of recognized stock-based compensation expense on the consolidated statement of cash flows as financing cash flows. For the years ended October 31, 2014 and 2013, there were no excess tax benefits.

(12)	Stock Repurchase Program

          On April 15, 2011, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of its outstanding shares of common stock in the open market or privately negotiated transactions in the period until July 31, 2012. The Board subsequently increased this authorization to $3.0 million and extended the repurchase period to October 31, 2013. There were no purchases in the year ended October 31, 2013. The repurchase program ended at October 31, 2013.

          During fiscal 2014, the Company purchased 365 shares at an average price of $11.00 in a private transaction in connection with the resolution of a dispute with a former employee.

(13)	Leases

          The Company leases domestic office and manufacturing space, and various office accessories. The building lease for the Company’s present office and manufacturing space expires on December 31, 2017. The Company also leases selling office spaces and manufacturing space in France, Italy and Germany, which leases expire at various dates through October 31, 2018 and auto leases through 2018. Total lease expenses, including office and manufacturing spaces, autos and office accessories, were $322,000 and $386,000 for the years ended October 31, 2014 and 2013, respectively.

          The renewal terms of the building lease for the Company’s domestic office and manufacturing facility include rental payments that escalate annually at stated amounts. The lessor also agreed to make certain leasehold improvements in the early portion of the renewal period. The Company uses deferred rental liability accounts to accrue the combined effect of the future payments in relation to the lessor-funded improvements and the normal rent expense for each year, calculated as the average of the five-year committed payments. At October 31, 2013, the Company recorded $210,000 of the estimated lessor-funded leasehold improvements, with additional improvements similarly funded totaling $33,000 completed in the year ended October 31, 2014. The balance of the remaining lessor-funded leasehold improvements will be recorded when completed. Future minimum lease payments under operating leases in effect as of October 31, 2014 are as follows:

(In thousands)	Amount
Year Ended October 31,
2015	$454
2016	442
2017	424
2018	103
2019	38
Thereafter	44
$1,505

(14)	Income Taxes

          The Company recorded a benefit from income taxes of $191,000 for fiscal October 31, 2014 compared to $70,000 of income tax expense for fiscal October 31, 2013. The income tax (benefit) for the current year includes foreign deferred tax benefits of $212,000, related to MediSoft, offset by foreign provincial taxes of $8,000, as well as $10,000 of state income tax expenses and minimum fees, and an increase in reserves for uncertain tax positions of $3,000. Fiscal 2013 income tax expense includes federal alternative minimum tax of $28,000, state income tax expenses and minimum fees of $40,000 and an increase in reserves for uncertain tax positions of $2,000.

          The Company has federal net operating loss (“NOL”) and general business tax credit carry forwards; however, the utilization of some of these tax loss and tax credit carry forwards is limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of a IRS-deemed change in ownership that occurred in the fourth quarter of fiscal 2006. The Company estimates that the amount of federal NOL carry forward that is not limited is approximately $13.0 million. These loss carry forwards will expire in years 2018 through 2034. Additionally, the Company has concluded that all general business credit carry forwards generated prior to the 2006 change in ownership are limited and not available for use in future years. The Company also has federal and state combined general business credits of $100,000, which will carry forward and begin to expire in 2033. Usage of this general business credit carry forward is not limited due to being generated after the change in ownership. The Company also has $134,000 of alternative minimum tax credit carry forwards that do not expire. The alternative minimum tax credit carry forward benefits are limited by IRC §383 but their ultimate use is not affected since these do not expire. Due to the extension from 15 to 20 years for the carry forward of these NOLs, none of the current loss carry forward benefits expire over the next five years, after considering the statutory limitations described above. In addition, the Company has combined foreign NOL’s of approximately $3.0 million. All of the foreign subsidiaries generated current year tax losses.

          The (benefit from) provision for income taxes was as follows:

(In thousands)	2014	2013
Current:
Federal	$—	$28
State	13	42
Foreign	8	—
	21	70
Deferred:
Federal	—	—
State	—	—
Foreign	(212)	—
	(212)	—
	$(191)	$70

           A reconciliation of the provision (benefit) for income taxes to the statutory federal rate was as follows:

	2014	2013
Federal statutory rate	(34.0)%	34.0%
State taxes, net of federal benefit	(2.4)	3.5
Change in federal valuation allowance	(10.7)	(24.9)
Impact of expiration of net operating losses	—	(8.6)
Non-deductible meals and entertainment	3.9	2.3
Non-deductible acquisition costs	24.7	—
Foreign rate differential	0.5	—
Foreign and other taxes	1.5	—
Stock-based compensation	1.5	(1.5)
Other	0.2	0.1
Effective income tax rate	(14.8)%	4.9%

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

(In thousands)	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$4,538	$3,595
Tax credit carry forwards	234	221
Deferred revenue	962	870
Inventory reserve	337	176
Stock-based compensation	54	104
Accrued expenses and other	314	354
Valuation allowance	(4,708)	(4,660)
Total deferred tax assets	1,751	660
Deferred tax liabilities:
Intangible assets	(1,512)	(608)
Fixed assets	(635)	(52)
Deferred rent and other	(68)	—
Total deferred tax liabilities	(2,215)	(660)
Net deferred income tax asset/(liability)	$(464)	$—

(In thousands)	2014	2013
Current asset	$651	$471
Current liability	(31)	—
Valuation allowance	(600)	(471)
Net current asset	20	—
Non-current asset	5,809	4849
Non-current liability	(2,185)	(660)
Valuation allowance	(4,108)	(4189)
Net non-current asset (liability)	(484)	0
Net deferred income tax asset/(liability)	$(464)	$—

          The valuation allowance for deferred tax assets as of October 31, 2014 and 2013 was $4,708,000 and $4,660,000, respectively. The total valuation allowance increased by $48,000 for the year ended October 31, 2014 and decreased $402,000 for the year ended October 31, 2013.

          The $464,000 net foreign deferred tax liability, not offset by a valuation allowance, relates to the Belgium subsidiary acquired as part of the MediSoft acquisition. The net deferred tax liability is related to intangible and fixed asset deferred tax liabilities established through purchase accounting partially offset by deferred tax assets, primarily Belgium NOLs, which do not expire and therefore, do not require a valuation allowance based on taxable income which will be created through the reversing deferred tax liabilities for the intangibles and fixed assets.

          In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future table income and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Although the Company achieved fiscal 2013 pretax income of $1,427,000, the fiscal 2014 results reflect $632,000 and $659,000 of pretax losses for U.S. and foreign jurisdictions, respectively. Given the volatility of historical results and the uncertainty of the further success of the present strategies, the Company believes the more-likely-than-not threshold for expected realization of recorded deferred tax asset is not yet met. This conclusion requires the valuation allowance to remain in place at October 31, 2014 for U.S. and foreign deferred assets, other than Belgium. For Belgium, which is in a net deferred tax liability position, no valuation allowance is required. The Company will continue to assess the potential realization of deferred tax assets on a quarterly basis to determine if sufficient evidence exists to remove all or a portion of the Company’s valuation allowance on its deferred tax assets. If conditions support that the recent profitability has stabilized and is more predictable, the recognition of the Company’s deferred tax assets could occur sometime in fiscal 2015 or later, as facts become known. Recognition of this allowance removal may have a substantial impact on profitability in the period of the reduction.

          Deferred tax assets relating to the tax benefits of employee stock option grants have been reduced to reflect exercises through the year ended October 31, 2014. Certain exercises resulted in tax deductions in excess of previously recorded tax benefits. The Company’s U.S. federal NOL carry forwards of $13.0 million referenced above as of October 31, 2014 include $2.8 million of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit of $1,029,000 will not be recognized until the deductions reduce taxes payable. Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2014, these tax benefits are not reflected in the Company’s deferred tax assets presented above. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when and if recognized. In addition, the Company has state NOL carry forwards of approximately $2.6 million and foreign NOL carry forwards of approximately $3.0 million. Expiration of state NOL’s vary by state and approximately $550,000 will expire in fiscal 2015 if not utilized. Foreign NOL expiration varies by country; however Belgium net operating loss carry forwards, which is approximately $2.5 million, do not expire.

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

          In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. For the years ended October 31, 2014 and 2013, the liability for uncertainties in income taxes was increased by $2,600 and $2,400, respectively, for interest costs.

          A reconciliation of the beginning and ending amount of unrecognized tax benefits as of October 31, 2014 follows:

(In thousands)	Amount
Balance as of November 1, 2012	$42
Additions during year ended October 31, 2013	12
Additions during year ended October 31, 2014	3
Balance as of October 31, 2014	$57

          If recognized, approximately $48,000 of these benefits would lower the effective tax rate. The remaining $9,000 if recognized would result in a deferred tax asset subject to a valuation allowance and therefore not affect the effective rate. The unrecognized tax benefits are related to potential state income tax liabilities in prior years including related interest as well as current year research and development credits claimed.

          The Company is subject to income taxes in the U.S. federal and various state and international jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years ending prior to 1998. We are generally subject to U.S. federal and state examinations for all tax years since 1998 due to our net operating loss carryforwards and utilization of the carryforwards in years still open under statute. The expiration of the statute of limitations related to the various state income tax returns that the Company file varies by state. The expiration of the statute of limitations related to foreign jurisdictions varies by country.

(15)	401(k) Savings Plan

          Substantially all domestic employees are eligible to participate in the 401(k) Savings Plan (“Savings Plan”). Employees may make pre-tax voluntary contributions to their individual accounts up to a maximum of 50% of their aggregate compensation, but not more than currently allowable limits established by the Internal Revenue Service. The Savings Plan permits matching and discretionary employer contributions. The Company matches 50% of the first 6% of an employee’s annual compensation. Company contributions to the Savings Plan were $228,000 and $197,000 for the years ended October 31, 2014 and 2013, respectively.

(16)	Segment Reporting

          The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net revenues and long-lived assets by geographic area are shown in the following tables.

	Year ended October 31,
(In thousands)	2014	2013
Revenues from unaffiliated customers:
United States	$24,028	$25,462
Americas	1,287	2,567
Europe, Middle East, Africa	3,170	2,235
Asia Pacific	1,547	1,376
	$30,032	$31,640

Long-lived assets:
United States	$3,772	$2,968
Europe	8,335	—
	$12,107	$2,968

(17)	Separation Accrual

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

          During the fourth quarter of fiscal 2014, the Company incurred charges of $188,000 and $24,000 in general and administrative expenses and research and development expenses, respectively, related to the separation of management personnel.

          The following table reconciles activity for accrued separation expenses for the following periods.

	Year ended October 31,
(In thousands)	2014	2013
Balance, beginning of year	$97	$343
Severance incurred during the period	212	218
Severance payments	(97)	(464)
Balance, end of year (included in employee compensation accrual)	$212	$97

(18)	Litigation

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

          In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer, Todd M. Austin, and Chief Financial Officer, Wesley W. Winnekins, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2014. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2014.

(b) Changes in Internal Controls.

          There have been no changes in internal control over financial reporting that occurred during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than as it relates to the acquisition of MediSoft and the consolidation of their operations.

          The Company’s internal control report is included in this report in Item 8, under the heading “Management’s Report on Internal Controls over Financial Reporting.”

Item 9B. Other Information.

          On July 24, 2014, MGC Diagnostics Corporation and Medical Graphics Corporation entered into a credit agreement (“Agreement”) with BMO Harris Bank NA. On January 29, 2015, the Company and BMO Harris entered into Amendment No 1 to the Credit Agreement. The Agreement, as amended, includes a $4.0 million term loan and $250,000 revolving credit facility. For a description of the Agreement, as amended effective January 29, 2015, see Management’s Discussion and Analysis of Financial Condition and Result of Operations – Liquidity and Capital Resources.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          The information required by Item 401 of Regulation S-K will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its March 18, 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”), and is incorporated herein by reference.

          The information with respect to the Company’s executive officers required by Item 401(b) of Regulation S-K is set forth under Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant.”

          The information called for by Item 405 under Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Company’s 2015 Proxy Statement, and is incorporated herein by reference.

          The Company has adopted a Code of Ethics and Business Conduct applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics and Business Conduct can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company. Additional information about our Code of Ethics and Business Conduct required pursuant to Item 406 of Regulation S-K will be set forth under the caption Code of Ethics and Business Conduct in the Company’s 2015 Proxy Statement, and is incorporated herein by reference.

          The information required pursuant to Item 407 of Regulation S-K will be set forth under the caption “Corporate Governance” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

          The information called for by Item 402 of Regulation S-K will be set forth under the caption “Executive Compensation” in the Company’s 2015 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters

          The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company’s 2015 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, And Director Independence

          The information required by Item 404 of Regulation S-K will be provided in the Company’s 2015 Proxy Materials, to the extent applicable, and such information, if any, is incorporated herein by reference.

          The information required by Items 407(a) of Regulation S-K will be set forth under the caption “Corporate Governance,” in the Company 2015 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

          The information called for by Item 14 of Form 10-K and 9(e) of Schedule 14A will be set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2015 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1.	Financial Statements of Registrant

The following consolidated financial statements of MGC Diagnostics Corporation and Subsidiaries are set forth in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm, Baker Tilly Virchow Krause, LLP.

Consolidated Balance Sheets as of October 31, 2014 and 2013.

Consolidated Statements of Comprehensive Income (Loss) for the years ended October 31, 2014 and 2013.

Consolidated Statements of Cash Flows for the years ended October 31, 2014 and 2013.

Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2014 and 2013.

Notes to Consolidated Financial Statements.

(a) 2.	Financial Statement Schedules
None.

(a) 3.	Exhibits

3.1	MGC Diagnostics Corporation Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 contained in the Company’s Form 10-Q for the quarter ended July 31, 2012).

3.2	MGC Diagnostics Corporation Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 contained in the Company’s Form 10-Q for the quarter ended July 31, 2012).

4.1	Form of MGC Diagnostics Corporation Warrant dated August 1, 2014 (incorporated by reference to Exhibit 4.1 to the Form 8-K dated August 1, 2014)

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

10.4	* MGC Diagnostics Corporation Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended October 31, 2011).

10.5

Executive Employment Agreement dated as of June 1, 2014 between MGC Diagnostics Corporation and Todd M. Austin (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 31, 2014).

10.6

Executive Employment Agreement dated as of June 1, 2014 between MGC Diagnostics Corporation and Matthew S. Margolies (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 31, 2014).

10.7

Executive Employment Agreement dated as of June 1, 2014 between MGC Diagnostics Corporation and Wesley W. Winnekins. (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 31, 2014).

10.8

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

10.8.1

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

10.8.2

Lease amendment dated January 15, 2009 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation (currently MGC Diagnostics Corporation) and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota. (incorporated by reference to Exhibit 10.5.2 to Form 10-K for the year ended October 31, 2009).

10.8.3

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

10.8.4

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

10.9	* MGC Diagnostics Corporation Policy on Director Election on Stock in Lieu of Quarterly Retainer, as effective December 17, 2014.

10.10

Stock Purchase Agreement dated July 10, 2014 between MGC Diagnostics Belgium S.P.R.L., a private limited liability company, and Guy Martinot and Jean-Benoit Martinot. 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated August 1, 2014).

10.11

Credit Agreement dated as of July 24, 2014 between MGC Diagnostics Corporation, Medical Graphics Corporation and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 24, 2014).

10.11.1	Amendment No 1, dated January 29, 2015, to Credit Agreement dated as of July 24, 2014 between MGC Diagnostics Corporation, Medical Graphics Corporation and BMO Harris Bank N.A.

10.12

$4.0 Term Note dated July 24, 2014 from MGC Diagnostics Corporation and Medical Graphics Corporation to BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 24, 2014).

10.13	$250,000 Revolving Term Note dated January 29, 2015 from MGC Diagnostics Corporation and Medical Graphics Corporation to BMO Harris.

10.14

Security Agreement dated July 24, 2014, between MGC Diagnostics Corporation, Medical Graphics Corporation and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.4 to Firm 8-K dated July 24, 2014).

21	Subsidiaries of MGC Diagnostics Corporation.

23.1	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

101**

The following materials from our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, (v) Notes to Consolidated Financial Statements and (vi) document and entity information.

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

MGC DIAGNOSTICS CORPORATION
(Registrant)
January 29, 2015	By	/s/ Todd M. Austin
Todd M. Austin
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Each of the undersigned hereby constitutes and appoints Todd M. Austin and Wesley W. Winnekins as the undersigned’s true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/s/ Todd M. Austin	Chief Executive Officer	January 29, 2015
Todd M. Austin	(Principal Executive Officer)

/s/ Wesley W. Winnekins	Chief Financial Officer & Chief Operating Officer	January 29, 2015
Wesley W. Winnekins	(Principal Financial Officer)

/s/ Mark W. Sheffert	Chairman of the Board of Directors and	January 29, 2015
Mark W. Sheffert	Director

/s/ John R. Baudhuin	Director	January 29, 2015
John R. Baudhuin

/s/ Terrence W. Bunge	Director	January 29, 2015
Terrence W. Bunge

/s/ Wendy D. Lynch	Director	January 29, 2015
Wendy D. Lynch, Ph.D.

/s/ Robert E. Munzenrider	Director	January 29, 2015
Robert E. Munzenrider

/s/ Hendrik Struik	Director	January 29, 2015
Hendrik Struik