Form 10-Q
period 2015-01-31
MGC DIAGNOSTICS Corp
filed 2015-03-17
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended January 31, 2015.
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

As of March 5, 2015, the Company had outstanding 4,273,195 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
January 31, 2015 and October 31, 2014
(In thousands, except share and per share data)

	January 31, 2015	October 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,300	$5,675
Accounts receivable, net of allowance for doubtful accounts of $228 and $228, respectively	7,351	7,068
Inventories, net of obsolescence reserve of $342 and $387, respectively	5,660	5,548
Current deferred tax assets	18	20
Prepaid expenses and other current assets	1,734	1,926
Total current assets	20,063	20,237
Property and equipment, net of accumulated depreciation of $4,300 and $4,180, respectively	3,112	3,469
Intangible assets, net	4,282	4,375
Goodwill	3,768	4,196
Other non-current assets	69	67
Total Assets	$31,294	$32,344
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$2,996	$3,161
Employee compensation	1,592	1,664
Deferred revenue	3,733	3,804
Current portion of long-term debt	800	800
Other current liabilities and accrued expenses	1,084	1,042
Total current liabilities	10,205	10,471
Long-term liabilities:
Long-term debt, less current portion	2,800	3,000
Non-current deferred income taxes	271	484
Long-term deferred revenue and other	2,984	2,884
Total Liabilities	16,260	16,839
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,270,373 and 4,255,593 shares issued and 4,212,672 and 4,198,558 shares outstanding in 2015 and 2014, respectively	421	420
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	23,645	23,470
Accumulated deficit	(8,812)	(8,271)
Accumulated other comprehensive loss	(220)	(114)
Total Shareholders’ Equity	15,034	15,505
Total Liabilities and Shareholders’ Equity	$31,294	$32,344

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited in thousands, except per share data)

	Three months ended January 31,
	2015	2014
Revenues
Equipment, supplies and accessories revenues	$7,293	$4,959
Service revenues	1,650	1,345
	8,943	6,304
Cost of revenues
Cost of equipment, supplies and accessories revenues	3,628	2,300
Cost of service revenues	444	440
	4,072	2,740
Gross margin	4,871	3,564
Operating expenses:
Selling and marketing	2,241	2,016
General and administrative	1,671	1,143
Research and development	810	624
Amortization of intangibles	49	7
	4,771	3,790
Operating income (loss)	100	(226)
Interest expense, net	58	—
Foreign currency loss	724	—
Loss before taxes	(682)	(226)
(Benefit from) provision for taxes	(141)	17
Net loss	(541)	(243)
Other comprehensive loss; net of tax
Effect of foreign currency translation adjustments	(106)	—
Comprehensive loss	$(647)	$(243)
Loss per share:
Basic	$(0.13)	$(0.06)
Diluted	$(0.13)	$(0.06)
Weighted average common shares outstanding:
Basic	4,204	4,135
Diluted	4,204	4,135

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Three Months ended January 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(541)	$(243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	119	75
Amortization	94	35
Stock-based compensation	113	127
Deferred income taxes	(173)	—
Loss on foreign currency	724	—
Increase in allowance for doubtful accounts	—	4
Decrease in inventory obsolescence reserve	(45)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(371)	2,490
Inventories	(132)	(516)
Prepaid expenses and other current assets	177	82
Accounts payable	(35)	(206)
Employee compensation	(39)	(756)
Deferred revenue	58	75
Other current liabilities and accrued expenses	63	(286)
Net cash provided by operating activities	12	880

Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(176)	(369)
Net cash used in investing activities	(176)	(369)

Cash flows from financing activities:
Payment of debt issuance costs	(5)	—
Payment of long-term borrowing	(200)	—
Proceeds from issuance of common stock under employee stock purchase plan	65	67
Repurchase of common stock upon vesting of restricted stock awards	(2)	(48)
Net cash (used in) provided by financing activities	(142)	19
Effect of exchange rate changes on cash	(69)	—
Net (decrease) increase in cash and cash equivalents	(375)	530

Cash and cash equivalents at beginning of period	5,675	10,574
Cash and cash equivalents at end of period	$5,300	$11,104

Cash paid for taxes	$15	$53
Cash paid for interest	32	—

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

          The consolidated balance sheet as of January 31, 2015, the consolidated statements of comprehensive loss for the three months ended January 31, 2015 and 2014, the consolidated statements of cash flows for the three months ended January 31, 2015 and 2014 and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2014 was derived from the audited consolidated financial statements as of that date. Operating results for the three months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended October 31, 2014.

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

          Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years. Deferred income associated with service contracts was $5,886,000 and $5,626,000 as of January 31, 2015 and October 31, 2014, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $418,000 and $468,000 as of January 31, 2015 and October 31, 2014, respectively.

          When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the sale consideration is allocated to each respective element based on the relative selling price and revenue is recognized when revenue recognition criteria for each element are met. Deferred revenue from the allocation of discounts within multiple deliverable sale agreements was $79,000 as of January 31, 2015 and October 31, 2014. Consideration allocated to delivered equipment is equal to the total arrangement consideration less the selling price of installation and training. The selling price of installation and training services is based on specific objective evidence, including third-party invoices.

          No customer accounted for more than 10% of revenue in either the 2015 or 2014 fiscal first quarter.

          Advance Payments from Customers

          The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $116,000 and $220,000 as of January 31, 2015 and October 31, 2014, respectively. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

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

          We capitalize costs related to software developed for new products and significant enhancements of existing products once technological feasibility has been reached and all research and development for the components of the product have been completed. These costs are amortized on a straight-line basis over the estimated useful life of the related product, generally five, but not to exceed seven years, commencing with the date the product becomes available for general release to our customers. Costs for internal use software are amortized over the expected use periods of the software (See Note 6). The achievement of technological feasibility and the estimate of a product’s economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

          New Accounting Pronouncements

          Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between United States practices and those of the rest of the world and to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018, because early adoption is not allowed. The Company will further study the implications of this statement to evaluate the expected impact on its consolidated financial statements.

(3)	Acquisition

          On August 1, 2014, MGC Diagnostics Corporation completed the Stock Purchase Agreement to acquire 100% of MediSoft SA (“MediSoft”), through its newly established wholly-owned subsidiary, MGC Diagnostics Belgium S.P.R.L., a private limited liability company. MediSoft, based in Sorinnes, Belgium, was a privately held manufacturer of cardiorespiratory diagnostics products, with operating subsidiaries in France, Germany and Italy. The Company expects the acquisition to expand its product range and provide a platform for global expansion outside the United States.

          For the three months ended January 31, 2015, MediSoft contributed $1,227,000 to consolidated revenues and had a net loss of $512,000.

          Unaudited pro forma information for the three months ended January 31, 2014, assuming that this acquisition had occurred on November 1, 2013, is as follows:

(In thousands)	Three Months ended January 31, 2014
Pro forma revenues	$8,117

Foreign currency translation loss included in net loss	(19)
Pro forma net loss	(109)

Pro forma loss per share-diluted	$(0.03)

          The Company incurred $39,000 of costs in connection with this acquisition, which have been added back in the above pro forma information for the three months ended January 31, 2014. In addition, the Company incurred $71,000 of debt issuance costs in fiscal 2014, which are being amortized over five years in accordance with a $4.0 million term loan the Company secured to finance the MediSoft acquisition. This amortization has been reflected in the above pro forma disclosure.

          The pro forma financial information also includes the amortization and depreciation expense from the acquired assets, adjustments to interest expense related to the relative changes in long-term debt at both MGC Diagnostics and MediSoft, adjustments related to foreign income taxes, as well as the impact of the changes in the foreign currency rates during the period and resulting foreign currency income (loss) from the Euro-denominated intercompany loan agreements that funded the acquisition.

(4)	Stock-Based Compensation and Stock Options

          The MGC Diagnostics Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and the MGC Diagnostics Corporation 2002 Stock Option Plan (the “2002 Plan”) both provide that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than the fair market value of the stock at date of grant. Options under both plans are subject to vesting schedules established on the date of grant. In addition, the 2007 Plan allows the granting of restricted stock awards, stock appreciation rights and performance stock.

          Total stock-based compensation expense included in the Company’s statements of comprehensive loss was $113,000 and $127,000 for the three months ended January 31, 2015 and 2014, respectively.

          Stock Options

          A summary of the Company’s stock option activity for the three months ended January 31, 2015 and 2014 is presented in the following table:

	For the Three Months ended
	January 31, 2015		January 31, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	52,650	$7.01	110,370	$6.83
Expired or cancelled	—	—	(500)	6.76
Outstanding at end of period	52,650	$7.01	109,870	$6.83

          The following table summarizes information concerning stock options outstanding as of January 31, 2015:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$5.08	4,500	1.32	4,500
5.16	20,250	0.57	20,250
6.76	5,400	7.79	3,598
9.12	22,500	6.34	—
Total	52,650	3.84	28,348

          The total intrinsic value of options outstanding and exercisable as of January 31, 2015 was $44,000 and $43,000, respectively, which was calculated using the closing stock price at the end of the first quarter less the option price of in-the-money options. The Company issues new shares when stock options are exercised. Unrecognized compensation expense related to outstanding stock options as of January 31, 2015 was $98,000 and is expected to be recognized over a weighted average period of 2.22 years.

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

          Restricted Stock Awards

          Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended January 31, 2015 and 2014 is presented in the following table:

	For the Three Months ended
	January 31, 2015		January 31, 2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	57,035	$8.40	66,094	$5.88
Granted	1,333	6.00	—	—
Vested	(667)	5.80	(667)	5.80
Unvested at end of period	57,701	$8.38	65,427	$5.88

          Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of January 31, 2015 was $225,000 and is expected to be recognized over a weighted average period of 1.77 years.

          Director Stock Awards in Lieu of Cash Retainer Fees

          During the fiscal 2013 fourth quarter, the Company initiated a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their quarterly cash retainer fees. During the three months ended January 31, 2015 and 2014, the Company issued 1,665 and 947 shares, respectively, under this program. The expense was recognized at the time of share issuance and totaled $11,000 in each of the three-month periods ended January 31, 2015 and 2014.

          Performance Share Awards

          The Company’s former chief executive officer had the ability to earn share awards equal to one-third of his base compensation subject to achieving specific operating performance criteria. On December 18, 2013, the Company’s former Chief Executive Officer was awarded 8,832 shares of Company common stock to be delivered if the Company met specific fiscal 2014 financial targets. The officer was not entitled to rights of ownership and the shares are not regarded as outstanding until delivered. These shares were valued at $117,000, with $16,000 recognized as expense in the three months ended January 31, 2014. These awards expired when the former chief executive officer’s employment ended on May 31, 2014.

          The Company has also issued performance share awards to non-employee consultants. These awards are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The value of stock awards to non-employees remains variable until performance criteria have been achieved, when individual share groups to be granted vest, establishing the value of each group over the dates that its related performance criteria was completed. Under variable accounting, amounts are expensed in relation to the shares expected to be granted over the performance period. The value of the shares whose performance criteria has been met will be set at the market value on the date earned and the value of all others will be marked to market as of the reporting date. As of January 31, 2014, 1,000 of the 10,000 shares available to be issued were estimated as earned with an aggregate market value fixed at $10,000. Expense under this agreement for the three months ended January 31, 2014 was $21,000. No non-employee consultant performance awards have been granted for fiscal 2015.

          Employee Stock Purchase Plan

          The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended (“Purchase Plan”), allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to eligibility requirements. Under the Purchase Plan, participating employees may purchase the Company’s common stock on a voluntary after-tax basis at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2014, employees purchased 12,040 shares at a price of $5.44 per share. As of January 31, 2015, the Company has withheld approximately $10,000 from employees participating in the phase that began on January 1, 2015. As of January 31, 2015, 80,793 shares of common stock were available for future purchase under the Purchase Plan.

          The following table presents the classification of pre-tax stock-based compensation expense recognized in the statements of comprehensive loss for the three months ended January 31, 2015 and 2014:

	Three Months ended January 31,
(In thousands)	2015	2014
Cost of revenues	$1	$2
Selling and marketing	22	18
General and administrative	88	105
Research and development	2	2
Stock-based compensation expense	$113	$127

          Tax Impact of Stock-Based Compensation

          The Company reports the benefit of tax deductions in excess of recognized stock-based compensation expense on the consolidated statement of cash flows as financing cash flows. For the three months ended January 31, 2015 and 2014, there were no excess tax benefits.

(5)	Inventories

          Inventories consisted of the following as of January 31, 2015 and October 31, 2014:

(In thousands)	2015	2014
Raw materials	$2,617	$2,473
Work-in-process	862	541
Finished goods	2,181	2,534
	$5,660	$5,548

(6)	Intangible Assets

          Intangible assets consisted of the following as of January 31, 2015 and October 31, 2014:

(In thousands)	2015	2014
Intangible assets:
Developed technology	$7,789	$7,893
Customer and distributor relationships	385	429
Trademarks and trade names	260	283
Software	620	620
Capitalized software in progress	2,318	2,161
	11,372	11,386
Less: accumulated amortization	(7,090)	(7,011)
	$4,282	$4,375

          The intangible assets related to developed technology, patents and trademarks are being amortized using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Total amortization expense was $90,000 and $35,000 for the three months ended January 31, 2015 and 2014, respectively. Of the total, amortization expense related to software costs of $30,000 is included in cost of equipment, supplies and accessories revenues for the each of the three months ended January 31, 2015 and 2014.

          Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets expected to be placed in service within the current fiscal year is as follows:

(In thousands)	Amortization
Nine months ending October 31, 2015	$312
2016	438
2017	416
2018	296
2019	222
2020	170
Thereafter	382
$2,236

          The above table does not include estimated amortization expense for patents not yet placed into service totaling $150,000, included in “Developed technology,” or for capitalized software costs of $1,896,000 for software that is not expected to be placed into service within the current fiscal year. We capitalized software development costs of $158,000 and $153,000 during the three months ended January 31, 2015 and 2014, respectively. Upon completion of these development projects, we expect to amortize the capitalized software costs over a five year period.

(7)	Warranty Reserve

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

          Warranty provisions and claims for the three months ended January 31, 2015 and 2014 were as follows:

(In thousands)	2015	2014
Balance, beginning of period	$109	$147
Warranty provision based on units sold	43	34
Periodic reserve adjustments	(25)	45
Warranty claims	(24)	(91)
Balance, end of period	$103	$135

(8)	Financing Arrangements

          On July 24, 2014, MGC Diagnostics Corporation and its wholly-owned subsidiary Medical Graphics Corporation (collectively the “Company”) entered into a credit agreement (“Agreement”) with BMO Harris Bank NA (“Bank”).

          The Agreement, as amended, includes a $4.0 million term loan and $250,000 revolving credit facility. The term loan, which bears interest at a floating rate, is payable in equal monthly principal installments of $66,667 over a five-year period commencing August 31, 2014 and is evidenced by a term note. The Company funded the original $4.0 million under the term loan on July 24, 2014. The Company used these proceeds in connection with its acquisition of MediSoft SA. The revolving credit facility has a one-year term. The Company anticipates it will renew the revolving credit facility after this initial one-year term. The Company may use the revolving credit facility from time to time for working capital or general corporate needs. The revolving credit facility is evidenced by a revolving note.

          The promissory notes under the Agreement are collateralized by substantially all the assets of MGC Diagnostics Corporation and Medical Graphics Corporation and 66% of the equity interest of any first-tier foreign subsidiary, which includes MGC Diagnostics Belgium S.P.R.L., the entity that acquired MediSoft SA and it subsidiaries.

          The Company has the ability under the Agreement to designate the term loan and borrowings under the Revolving Credit Facility as either Base Rate Loans or as LIBOR Loans. If a loan or a portion of a loan is a LIBOR loan, then the interest rate will be based on the LIBOR rate plus a LIBOR margin that will range from 2.25% to 2.75%, depending upon the Company’s Total Leverage Ratio (2.75% at January 31, 2015). If a loan or a portion of a Loan is a Base Rate Loan, then the interest rate will be based on the Bank’s Base Rate, plus a Base Rate Margin from 1.25% to 1.75% based on the Company’s Total Leverage Ratio (1.75% at January 31, 2015). The interest rates on outstanding balances will change, based on changes in the Bank Base Rate or the LIBOR rate. The interest rate on the term loan was 5% as of January 31, 2015.

          The Agreement, as amended, defines adjusted earnings before interest, taxes, depreciation, amortization and foreign currency gains (losses) (“adjusted EBITDA”) used to determine the leverage ratio (outstanding loans divided by adjusted EBITDA) above and the fixed charge coverage ratio (adjusted EBITDA divided by total interest, loan principle, taxes, cash dividends and share repurchases paid). The Agreement includes covenants that limit the Company’s borrowing to the maximum leverage ratio and a minimum fixed charge coverage ratio. Maintenance of the fixed charge coverage ratio is a condition to repurchasing the Company’s shares or paying any dividends.

          The Company must attain the following covenants given the amended agreement:

•	Attain required minimum adjusted EBITDA of $0 and $550,000 for the quarter ended January 31, 2015 and six months ended April 30, 2015, respectively;
•	Maintain required minimum cash balances;

•	Become subject to the imposition of the maximum leverage ratio and minimum fixed charge coverage ratio as of July 31, 2015; and
•

Consult with and obtain the approval of the Bank if the Company makes changes in its senior executive management team, other than the changes that substantially retain the existing operating responsibilities of these executives.

          At January 31, 2015, the Company was in compliance with all financial and non-financial covenants under the Agreement.

(9)	Net Loss per Share

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

          The Company had unexpired options and warrants for the purchase of its common shares and unvested restricted and performance stock awards as of January 31, 2015 and 2014 of 278,693 and 184,129 shares, respectively.

          Shares used in the net loss per share computations are as follows:

	Three Months ended January 31,
(In thousands)	2015	2014
Weighted average common shares outstanding - basic	4,204	4,135
Dilutive effect of stock options and unvested restricted shares	—	—
Weighted average common shares outstanding - diluted	4,204	4,135

          As a result of the net loss in the three months ended January 31, 2015 and 2014, the outstanding stock options and unvested restricted stock shares were considered anti-dilutive and, therefore, were excluded from diluted loss per share for the periods. Anti-dilutive shares excluded from the calculation for the three months ended January 31, 2015 and 2014 calculations totaled 220,075 and 97,243, respectively.

(10)	Income Taxes

          The Company has recorded a (benefit from) provision for income tax expense of $(141,000) and $17,000 for the three months ended January 31, 2015 and 2014, respectively. A benefit of $151,000 was recorded in the 2015 three-month period resulting from the benefit of the MediSoft current net operating loss and the reversals of deferred tax liabilities from the acquisition, offset by domestic current taxes of $10,000. The domestic current tax charges of $10,000 are reduced from the $17,000 recorded for the three months ended January 31, 2014, which included an estimate of expected federal alternative minimum taxes.

          As of January 31, 2015 and October 31, 2014, the reserve for uncertain tax positions was $57,000. The entire amount of the reserve is related to uncertainties regarding income tax nexus with various states in which the Company has limited activities. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

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

          The Company files a consolidated federal income tax return in the United States federal jurisdiction and files various combined and separate tax returns in several state and local jurisdictions. For United States federal tax, the Company is no longer subject to examinations by the authorities for fiscal years ending prior to November 1, 1998. The expiration dates of the statute of limitations related to the various state income tax returns that the Company files vary by state. There is no statute of limitations for assessments related to jurisdictions where the Company may have a nexus but has chosen not to file an income tax return.

          The Company has federal net operating loss (“NOL”) and general business tax credit carry forwards; however, the utilization of these tax loss and tax credit carry forwards is limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of an IRS-deemed change in ownership that occurred in the fourth quarter of fiscal 2006. The Company estimates that the amount of federal NOL carry forward from October 31, 2014 that is not limited is approximately $13.0 million. These loss carry forwards will expire in years 2018 through 2032. Additionally, the Company has general business credit carry forwards of $100,000 that will expire in 2033. The Company also has $134,000 of alternative minimum tax credit carry forwards that do not have expiration dates. The alternative minimum tax credit carry forwards are limited by IRC §383, but their ultimate use is not affected since these do not expire.

          The Company recorded a full valuation allowance against its domestic net deferred tax assets as of January 31, 2015 based on its belief that it was more likely than not that the asset would not be realized in the future. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Given the volatility of historical results and the uncertainty of the further success of the present new strategies, the Company believes it has not yet achieved the more-likely-than-not threshold. This conclusion requires the valuation allowance to remain in place at January 31, 2015 for U.S. and foreign deferred assets, other than Belgium. For Belgium, which is in a net deferred tax liability position, no valuation allowance is required. The Company will continue to assess the potential realization of the domestic deferred tax assets on a quarterly basis in the future to determine if sufficient evidence exists to remove all or a portion of this valuation allowance on its deferred tax assets. If conditions support a conclusion that the recent profitability has stabilized and is more predictable, the recognition of the Company’s deferred tax assets could occur sometime in fiscal 2015 or later, as facts become known. A reduction of the allowance may have a substantial impact on profitability in the period of the reduction.

          The Company’s domestic NOL carry forwards of $13.0 million referenced above as of October 31, 2014 include $2.8 million of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit of $1,029,000 will not be recognized until the deductions reduce taxes payable. Accordingly, since the tax benefit did not reduce the Company’s current taxes payable in 2014, these tax benefits are not reflected in the Company’s deferred tax assets presented in Note 14 Income Taxes to the financial statements in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended October 31, 2014. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when and if recognized. Any reduction of the valuation allowance related to post-bankruptcy net operating losses and other deferred tax assets would (i) first affect earnings as a reduction in the provision for taxes and (ii) thereafter, the remaining $1.0 million would increase additional paid-in capital as these deferred tax assets represent employee stock-based compensation tax deductions included in the Company’s net operating losses. Due to the extension from 15 to 20 years for the carry forward of these NOLs, none of the current loss carry forward benefits expire over the next five years, after considering the statutory limitations described above. In addition, the Company has state NOL carry forwards of approximately $2.6 million and foreign NOL carry forwards of approximately $3.0 million. Expiration of state NOLs vary by state and approximately $550,000 will expire in fiscal 2015 if not utilized. Foreign NOL expiration varies by country; however Belgium net operating loss carry forwards, which are approximately $2.5 million, do not expire. All of the foreign subsidiaries generated current period tax losses in fiscal 2015.

(11)	Separation Accrual

          During the fourth quarter of fiscal 2014, the Company recorded charges of $188,000 and $24,000 to general and administrative expenses and research and development expenses, respectively, relating to the separation of management personnel.

          The following table reconciles activity for accrued separation expenses for the following periods.

	Three Months ended January 31,
(In thousands)	2015	2014
Balance, beginning of period	$212	$97
Severance incurred during the period	8	—
Severance payments	(158)	(40)
Balance, end of period (included in employee compensation accrual)	$62	$57

(12)	Segment Reporting

          The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales and long-lived assets by geographic area are shown in the following tables.

	Three Months ended January 31,
(In thousands)	2015	2014
Revenues from unaffiliated customers:
United States	$6,280	$5,059
Americas	514	351
Europe, Middle East, Africa	1,689	480
Asia Pacific	460	414
	$8,943	$6,304

	January 31, 2015	October 31, 2014
Long-lived assets:
United States	$3,821	$3,772
Europe	7,410	8,335
	$11,231	$12,107

(13)	Litigation

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

          The Company, through its Medical Graphics Corporation and MediSoft SA subsidiaries, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MGC Diagnostics, MedGraphics and MediSoft brand and trade names. These cardiorespiratory diagnostic systems have a wide range of applications within cardiorespiratory healthcare. Revenues consist of equipment, supplies and accessories sales as well as service revenues. Equipment, supplies and accessories sales reflect sales of non-invasive cardiorespiratory diagnostic equipment and aftermarket sales of peripherals and supplies. Service revenues consist of revenues from extended service contracts and non-warranty service visits. MediSoft was acquired on August 1, 2014. Its operations are not included for the three months ended January 31, 2014. The Company, however, has included pro forma information for the fiscal 2014 first quarter in Note 3 of Notes to Financial Statements.

          Total revenues for the first quarter increased by 41.9% to $8.9 million, compared to $6.3 million for the same period in 2014. Operating expenses for the first quarter were $4.8 million, an increase of 25.9% from the same period in 2014. Net loss for the three months ended January 31, 2015 was $(541,000), or $(0.13) per basic and diluted share, compared to a net loss of $(243,000), or $(0.06) per basic and diluted share, for the same period in 2014. Net loss for the three months ended January 31, 2015 includes foreign exchange losses of $(724,000), or $(0.17) per basic and diluted share, which result from changes in the value of the Euro in relation to the US dollar during the period.

Results of Operations

          The following table contains selected information from our historical consolidated statements of comprehensive loss, expressed as a percentage of revenue:

	Three Months ended January 31,
	2015	2014
Revenues	100.0%	100.0%
Cost of revenues	45.5	43.5
Gross margin	54.5	56.5
Operating Expenses
Selling and marketing expenses	25.1	32.0
General and administrative expenses	18.7	18.1
Research and development expenses	9.1	9.9
Amortization of intangibles	0.5	0.1
Total operating expenses	53.4	60.1
Operating income (loss)	1.1	(3.6)
Interest expense, net	0.6	—
Foreign currency loss	8.1	—
(Benefit from) provision for taxes	(1.6)	0.3
Net loss	(6.0)%	(3.9)%

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

Quarterly Comparisons of Operations

          The following paragraphs discuss the Company’s performance for the three months ended January 31, 2015 and 2014.

Revenues

          Total revenues for the three months ended January 31, 2015 increased 41.9% compared to the same period in fiscal 2014. Medical Graphics organic revenue growth was 22.4% for the three months ended January 31, 2015, with domestic and international revenue increasing by 21.7% to $6.2 million and 25.2% to $1.5 million, respectively. First quarter revenue includes $1.2 million from MediSoft.

          Domestic service revenues, which are entirely attributed to Medical Graphics, increased 22.7% to $1.7 million, compared to $1.3 million for the same quarter last year. We are also beginning to see a pick-up in domestic buying activity, reversing last year’s trend when the uncertainty surrounding the Affordable Care Act negatively influenced domestic buying decisions. Excluding the effect of revenues from competitive conversions and domestic MediSoft revenue, Medical Graphics domestic equipment and accessories revenue grew 58.1% in the fiscal 2015 first quarter compared to the same quarter last year. The Attachment Rate, which reflects the percentage of Extended Service Contracts that were sold during customer equipment purchases, was 28% for the fiscal 2015 first quarter, compared to 31% for the fourth quarter of fiscal year 2014.

          International equipment, supplies and accessories revenues grew 114.0% to $2.7 million, compared to $1.2 million for the fiscal 2014 first quarter, due primarily to the $1.1 million of revenues contributed by MediSoft from international markets. Excluding MediSoft revenues, Medical Graphics international equipment, supplies and accessories revenues increased 25.2% due to higher sales in Europe and the Middle East. The Latin American market has been affected by local country governmental policy and currency restrictions that have generally limited our ability to extend credit to these customers.

Gross Margin

          Gross margin of 54.5% in the first quarter includes gross margin for Medical Graphics of 58.1%, an all time quarterly high, and MediSoft had a gross margin of 31.8%, due primarily to a lack of revenue volume. Gross margin for equipment, supplies and accessories was 50.3% for the quarter (54.0% for Medical Graphics and 31.8% for MediSoft), compared to 53.6% for Medical Graphics in the prior year’s quarter. Gross margin for services increased to 73.1% for the quarter, compared to 67.3% for the prior year’s quarter primarily due to increased billings to provide service to customers outside of extended service agreements. We expect that combined gross margin levels will continue in the mid-50% range for the remainder of fiscal 2015.

Selling and Marketing

          Sales and marketing expenses were $2.2 million, or 25.1% of revenue, compared to $2.0 million, or 32.0% of revenue in the 2014 first quarter. This increase is primarily due to MediSoft sales and marketing expenses of $262,000 and increased variable selling costs of $70,000, reduced, in part, by cost transfers of $97,000 to general and administrative expenses related to the realignment of executive positions in fiscal 2014.

General and Administrative

          First quarter 2015 general and administrative expenses totaled $1.7 million, or 18.7% of revenue, compared to $1.1 million, or 18.1% of revenue in the comparable quarter last year. This increase is primarily due to MediSoft general and administrative expenses of $483,000, higher Medical Graphics legal and external audit fees of $135,000 associated with the increased business complexity due to the MediSoft acquisition and $46,000 of increased accruals under the Company’s 2015 management incentive plan. These increased costs were offset, in part, by lower corporate development costs of $63,000 and a $116,000 net reduction in personnel costs due to fiscal 2014 management separations and executive realignments.

Research and Development

          Research and development expenses were $810,000, or 9.1% of revenue in the fiscal 2015 first quarter, up from $624,000, or 9.9% of revenue in last year’s first quarter. This increase is primarily due to MediSoft research and development expenses of $135,000 and Medical Graphics new product development expenses of $50,000. Internal software development costs capitalized totaled $158,000 and $153,000 in the three months ended January 31, 2015 and 2014, respectively.

Amortization of Intangibles

          Amortization of acquired MediSoft related intangibles was $53,000 for the three months ended January 31, 2015. Amortization of patent costs was $7,000 and $7,000 for the three months ended January 31, 2015 and 2014, respectively.

          The Company began amortizing capitalized software development costs when its Breeze WebReview software was released to the market in the first quarter of fiscal 2013. The amortization of software development assets consisted of $30,000 for each of the three months ended January 31, 2015 and 2014 and is included in the cost of equipment revenues due to the direct relationship to equipment units sold. The Company expects the level of future amortization expense related to capitalized software development costs to increase as the Company releases current projects under development to the market.

Provision for Taxes

          Under the application of fresh-start accounting, as amended by Accounting Standards Codification (“ASC”) 805, Business Combinations, effective September 15, 2009, when the valuation allowance relating to pre-emergence bankruptcy net operating loss and other deferred tax assets is reversed, tax benefits will be recorded as a reduction to income tax expense. For additional information, see Note 10 to the consolidated financial statements, “Income Taxes.”

          The Company recorded a tax benefit of $(141,000) and a tax expense of $17,000 for the three months ended January 31, 2015 and 2014, respectively. For the three months ended January 31, 2015, the Company recorded a benefit of $151,000 from deferred taxes which resulted from the benefit of net operating losses and reversals of deferred tax liabilities attributed to MediSoft Belgian operations. Included in the (benefit from) provision for income taxes for each period is state income tax expenses and minimum fees and increases in reserves for uncertain tax positions, as well as anticipated federal alternative minimum taxes for fiscal 2014.

Foreign Exchange

          During the three months ended January 31, 2015 the value of the Euro expressed in US dollars declined by approximately 10%. This resulted in $724,000 of foreign currency losses reflected in net loss for the three months ended January 31, 2015, due to the decline in value of the Euro-denominated note used to partially finance the acquisition of MediSoft. In addition, net asset values of the MediSoft investment have declined, resulting in $106,000 of foreign currency translation adjustment losses, which are included in accumulated other comprehensive loss within the consolidated balance sheet as of January 31, 2015.

Liquidity and Capital Resources

          The Company has financed its working capital and liquidity needs over the last several years through revenue generated by the operations of its wholly-owned Medical Graphics Corporation subsidiary.

          As of January 31, 2015, the Company had cash and cash equivalents of $5.3 million and working capital of $9.9 million. During the three months ended January 31, 2015, the Company generated $12,000 in cash from operating activities, with $291,000 provided by operations before changes in working capital items. Accounts receivable increased $371,000, while days sales outstanding (“DSO”), which measures how quickly receivables are collected, increased 7 days to 75 days from October 31, 2014 to January 31, 2015. Inventory increased by $132,000, as days of inventory on hand increased to 125 days as of January 31, 2015, 7 days fewer than at January 31, 2014. Accounts payable balances decreased by $35,000 since October 31, 2014. Employee compensation accruals as of January 31, 2015 were $39,000 lower than October 31, 2014 levels, reflecting the payments of accrued sales commissions and separation costs that existed on October 31, 2014.

          During the three months ended January 31, 2015, the Company used $176,000 in cash to purchase property, equipment and intangible assets. The Company has no material commitments for capital expenditures for the remainder of fiscal 2015. The Company’s fiscal 2015 operating plans include additional costs to develop the Company’s next-generation software platform, including expensed development efforts and capitalized software development costs.

          The Company used cash of $142,000 during the first three months of 2015 in financing activities, primarily resulting from loan payments of $200,000. In addition, the Company received $65,000 from share issuances under its employee stock purchase plan, partially offset by amounts paid for share withholding to support statutory minimum income tax withholding requirements on vesting restricted share arrangements.

          On July 24, 2014, the Company entered into a credit agreement (“Agreement”) with BMO Harris Bank NA. The Company and BMO Harris entered into Amendment No 1 to the Credit Agreement on January 29, 2015. The Agreement, as amended, includes a $4.0 million term loan and a $250,000 revolving credit facility, which may also be used for the issuance of standby and commercial letters of credit. The term loan, which bears interest at a floating rate, is payable in equal monthly principal installments of $66,667 over a five-year period commencing August 31, 2014. The revolving credit facility has a one-year term.

          The Agreement includes other usual and customary covenants for facilities of this nature, and requires the Company to comply with the Agreement’s financial covenants. The Company’s failure to comply with these financial covenants, or other violations, would constitute an event of default. In addition, in connection with the payment of any cash dividends or other shareholder distributions, the Company must ensure that it will continue to comply with the financial covenants after the distribution. The financial covenants, as adjusted on January 29, 2015 include the following:

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

          The interest rate on the term loan was 5% as of January 31, 2015 and October 31, 2014.

          The Company believes that it will meet its liquidity and capital resource needs, including debt repayment requirements, over the next twelve months through its cash flows resulting from operations and current cash and cash equivalents. In addition, the Company has implemented a market-focused strategic plan leveraging the strength of its MGC Diagnostics/MedGraphics brand and improving its worldwide selling and distribution capability. Pursuant to this plan, the Company acquired MediSoft SA and its subsidiaries and will continue to review various potential strategic product and technology partners and may use some of its cash and capital resources in the acquisition of other new technologies or businesses.

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

          Our actual results may differ materially depending on a variety of factors including:

•	national and worldwide economic and capital market conditions;
•	continuing cost-containment efforts in our hospital, clinic and office markets;
•	our ability to successfully and profitably integrate and operate our new MediSoft SA subsidiary;
•	foreign exchange rate fluctuation exposure resulting from our acquisition of MediSoft SA and increased future international operations;
•	uncertainty or changes in future medical reimbursement requirements;
•	our ability to remain as qualified providers for group purchasing organizations ensuring continued access to our markets;
•	our ability to comply with our bank covenants;
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
•

our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations, which will enable us to increase revenues and profitability as opportunities develop;

•	our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers;
•	our ability to expand our international revenue through our distribution partners;
•	medical device taxation related to national healthcare reform, including the current 2.3% medical device excise tax;

•	our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products;
•	our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future;
•

our ability to operate our domestic and international business in compliance with Federal Food and Drug Administration and international regulatory requirements, including obtaining and retaining approval or clearance for the medical device products we market and sell;

•	our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; and
•	our dependence on third-party vendors.

          Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the above discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including the Annual Report on Form 10-K for the year ended October 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Our August 1, 2014 acquisition of MediSoft SA and its subsidiaries introduced considerably more exposure to currency fluctuations, which are reflected in fiscal 2015 first quarter net loss for the Euro-denominated intercompany instruments that are not regarded as permanent funding. The exposure to currency on the remaining net assets of the acquired entities is reflected in accumulated other comprehensive net loss in the consolidated balance sheet. A lower US Dollar/Euro conversion rate developed since the July 2014 intra-company loans to our Belgian holding company for the August 1, 2014 acquisition of MediSoft. Further US Dollar/Euro rate reductions or increases will result in an effect on the Company’s financial statements.

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

(b) Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors.

          We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2014. We believe there have been no material changes to the risk factors disclosed in that Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          None.

Item 3. Default Upon Senior Securities.

          None.

Item 4. Mine Safety Disclosure.

          None.

Item 5. Other Information.

Executive Committee Established

The Board of Directors believes the acquisition of Belgium-based MediSoft has been a critical strategic acquisition for the Company because

•	The Company’s growth in the United States was limited by the fact that the United States market is primarily a replacement market that is growing slowly and by the uncertainty caused by the Affordable Care Act and industry-wide cost containment;
•	Medical Graphic’s cardiorespiratory products are not as cost-competitive outside the United States and with the acquisition of MediSoft and its robust self-manufactured product line, the combined Company has the ability to compete in the Europe market, and
•	The MediSoft acquisition gives the combined Company a deeper, richer product platform to achieve synergies and growth in the United States, Europe and other international markets.

The acquisition of MediSoft has resulted in MGC’s management team assuming significant extra duties in integrating and operating both MGC Diagnostics and MediSoft.

Recognizing this, on Wednesday, March 11, 2015, the Board of Directors of MGC Diagnostics created an Executive Committee consisting of recently elected Board Vice Chair Terrence Bunge, who will lead the Executive Committee, together with Chief Executive Officer Todd M. Austin, President Matthew S. Margolies, and Chief Financial Officer and Chief Operating Officer Wesley W. Winnekins.

The Company’s three officers will report to Mr. Bunge as head of the Executive Committee. The Board of Directors has asked Mr. Bunge in his new role to assess the Company’s current strategies and strategic options, including capital needs and access, operations, resources needed, product and services innovation for profitable growth, and to develop and recommend to the Board of Directors an updated three-year strategic plan.

While the Company’s current executive officers will focus on the continued integration of MediSoft, Company-wide cost-containment, increasing the Company’s domestic and international sales, creation of new innovative products and developing synergies between Medical Graphics and MediSoft, the Company believes that the appointment of Mr. Bunge as Vice Chair, given his significant medical device experience, his engineering background, his public company experience, his knowledge of international markets, and his ability to oversee the Company’s strategic planning, will significantly increase the strength of the Company and its MGC management team.

Item 6. Exhibits.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. §1350.

101*

The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements and (vi) document and entity information.

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

MGC DIAGNOSTICS CORPORATION
(Registrant)

March 17, 2015
	By:	/s/ Todd M. Austin
Todd M. Austin
Chief Executive Officer

March 17, 2015
	By:	/s/ Wesley W. Winnekins
Wesley W. Winnekins
Chief Financial Officer