Form 10-Q
period 2015-04-30
MGC DIAGNOSTICS Corp
filed 2015-06-15
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 30, 2015.
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

As of June 9, 2015, the Company had outstanding 4,296,389 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2015 and October 31, 2014
(In thousands, except share and per share data)

	April 30,	October 31,
	2015	2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,144	$5,675
Accounts receivable, net of allowance for doubtful accounts of $195 and $228, respectively	6,763	7,068
Inventories, net of obsolescence reserve of $336 and $387, respectively	6,167	5,548
Current deferred tax assets	18	20
Prepaid expenses and other current assets	1,926	1,926
Total current assets	20,018	20,237
Property and equipment, net of accumulated depreciation of $4,407 and $4,180, respectively	2,971	3,469
Intangible assets, net	4,361	4,375
Goodwill	3,670	4,196
Other non-current assets	65	67
Total Assets	$31,085	$32,344
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$3,132	$3,161
Employee compensation	1,366	1,664
Deferred revenue	3,684	3,804
Current portion of long-term debt	800	800
Other current liabilities and accrued expenses	1,250	1,042
Total current liabilities	10,232	10,471
Long-term liabilities:
Long-term debt, less current portion	2,600	3,000
Non-current deferred income taxes	116	484
Long-term deferred revenue and other	2,923	2,884
Total Liabilities	15,871	16,839
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,298,436 and 4,255,593 shares issued and 4,239,142 and 4,198,558 shares outstanding in 2015 and 2014, respectively	424	420
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	23,761	23,470
Accumulated deficit	(8,730)	(8,271)
Accumulated other comprehensive loss	(241)	(114)
Total Shareholders’ Equity	15,214	15,505
Total Liabilities and Shareholders’ Equity	$31,085	$32,344

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited in thousands, except per share data)

	Three Months ended		Six Months ended
	April 30,		April 30,
	2015	2014	2015	2014
Revenues
Equipment, supplies and accessories revenues	$7,042	$5,798	$14,335	$10,757
Service revenues	1,688	1,629	3,338	2,974
	8,730	7,427	17,673	13,731
Cost of revenues
Cost of equipment, supplies and accessories revenues	3,814	2,736	7,442	5,036
Cost of service revenues	493	547	937	987
	4,307	3,283	8,379	6,023
Gross margin	4,423	4,144	9,294	7,708
Operating expenses:
Selling and marketing	2,011	1,884	4,252	3,900
General and administrative	1,417	1,287	3,088	2,430
Research and development	734	640	1,544	1,264
Amortization of intangibles	64	6	113	13
	4,226	3,817	8,997	7,607
Operating income	197	327	297	101
Interest expense, net	74	—	132	—
Foreign currency loss	184	—	908	—
(Loss) income before taxes	(61)	327	(743)	101
(Benefit from) provision for taxes	(143)	19	(284)	36
Net income (loss)	82	308	(459)	65
Other comprehensive loss; net of tax
Effect of foreign currency translation adjustments	(21)	—	(127)	—
Comprehensive income (loss)	$61	$308	$(586)	$65
Income (loss) per share:
Basic	$0.02	$0.07	$(0.11)	$0.02
Diluted	$0.02	$0.07	$(0.11)	$0.02
Weighted average common shares outstanding:
Basic	4,227	4,163	4,216	4,149
Diluted	4,248	4,237	4,216	4,234

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six Months ended April 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(459)	$65
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	235	155
Amortization	182	69
Stock-based compensation	222	211
Deferred income taxes	(319)	—
Loss on foreign currency	915	—
(Decrease) increase in allowance for doubtful accounts	(33)	82
(Decrease) increase in inventory obsolescence reserve	(51)	88
Changes in operating assets and liabilities:
Accounts receivable	220	1,762
Inventories	(645)	(723)
Prepaid expenses and other current assets	(16)	(180)
Accounts payable	116	436
Employee compensation	(258)	(742)
Deferred revenue	2	416
Other current liabilities and accrued expenses	226	(231)
Net cash provided by operating activities	337	1,408
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(409)	(611)
Net cash used in investing activities	(409)	(611)
Cash flows from financing activities:
Payment of debt issuance costs	(5)	—
Payment of long-term borrowing	(400)	—
Proceeds from issuance of common stock under employee stock purchase plan	65	67
Repurchase of common stock upon vesting of restricted stock awards	(25)	(86)
Net cash used in financing activities	(365)	(19)
Effect of exchange rate changes on cash	(94)	—
Net (decrease) increase in cash and cash equivalents	(531)	778
Cash and cash equivalents at beginning of period	5,675	10,574
Cash and cash equivalents at end of period	$5,144	$11,352

Cash paid for taxes	$18	$56
Cash paid for interest	91	—
Supplemental non-cash items:
Current and non-current liabilities issued for leasehold improvements	$—	$33
Common stock issued for long-term liability	33	—
Accrued dividends (reversal)	—	(4)

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

The consolidated balance sheet as of April 30, 2015, the consolidated statements of comprehensive income (loss) for the three and six months ended April 30, 2015 and 2014, the consolidated statements of cash flows for the six months ended April 30, 2015 and 2014 and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2014 was derived from the audited consolidated financial statements as of that date. Operating results for the three and six months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended October 31, 2014.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years beginning after the expiration of the standard warranty. Deferred income associated with service contracts was $5,883,000 and $5,626,000 as of April 30, 2015 and October 31, 2014, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $465,000 and $468,000 as of April 30, 2015 and October 31, 2014, respectively.

When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the sale consideration is allocated to each respective element based on the relative selling price and revenue is recognized when revenue recognition criteria for each element are met. Deferred revenue from the allocation of discounts within multiple deliverable sale agreements was $0 as of April 30, 2015 and $79,000 as of October 31, 2014. Consideration allocated to delivered equipment is equal to the total arrangement consideration less the selling price of installation and training. The selling price of installation and training services is based on specific objective evidence, including third-party invoices.

No customer accounted for more than 10% of revenue in any of the three- and six-month periods ended April 30, 2015 or 2014.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $96,000 and $220,000 as of April 30, 2015 and October 31, 2014, respectively. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

Internal Software Development Costs

Internal software development costs consist primarily of internal salaries and consulting fees for developing software platforms for sale to or use by customers within equipment the Company sells. We capitalize costs related to the development of our software products because the Company will use these software products as an integral part of a product or process sold or leased. This software is primarily related to our Breeze Suite platform, including underlying support products. Capitalized software may also include other less significant projects supporting software for separate sale or for internal use.

We begin to capitalize costs related to software developed for new products and significant enhancements of existing products once we reach technological feasibility and we have completed all research and development for the components of the product. We amortize these costs on a straight-line basis over the estimated useful life of the related product, generally five, but not to exceed seven years, commencing with the date the product becomes available for general release to our customers. We amortize costs for internal use software over the expected use periods of the software (See Note 6). The achievement of technological feasibility and the estimate of a product’s economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized software asset and a charge to our operating results.

Goodwill and Other Intangible Assets

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

The Company assigns values to other identifiable intangible assets based on Company-determined valuations. In making these determinations, the Company considers current information that may include reports developed in part by independent third-party appraisers. The techniques used by these appraisers may include (i) identifying information for market comparables, where available, and (ii) analyzing estimated future cash flows of each project, technology or identified intangible asset and discounting these net cash flows using an appropriate risk-adjusted rate of return.

New Accounting Pronouncements

Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards in order to both reconcile previously differing treatment between United States practices and those of the rest of the world and enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018, because early adoption is not allowed. The Company will further study the implications of this statement to evaluate the expected impact on its consolidated financial statements.

Simplifying the Presentation of Debt Issuance Costs – In April 2015, the FASB issued guidance creating ASC Subtopic 835-30, “Interest--Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.” The update modifies the presentation of costs of debt issuance as a direct reduction to the face amount of the related reported debt. The updated guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption allowed. The Company has not yet adopted the guidance, but does not expect that such future adoption will have a material impact on its consolidated financial statements.

(3)        Acquisition

On August 1, 2014, MGC Diagnostics Corporation acquired 100% of the stock of MediSoft SA (“MediSoft”), through its newly established wholly-owned subsidiary, MGC Diagnostics Belgium S.P.R.L., a private limited liability company. MediSoft, based in Sorinnes, Belgium, was a privately held manufacturer of cardiorespiratory diagnostics products, with operating subsidiaries in France, Germany and Italy. The Company expects the acquisition to expand its product range and provide a platform for global expansion outside the United States.

For the three months and six months ended April 30, 2015, MediSoft contributed $1,436,000 and $2,663,000, respectively to consolidated revenues and had net losses of $262,000 and $774,000, respectively.

Unaudited pro forma consolidated information for the three- and six-month periods ended April 30, 2014, assuming that this acquisition had occurred on November 1, 2013, is as follows:

(In thousands)	Three Months ended April 30, 2014	Six Months ended April 30, 2014
Pro forma revenues	$9,084	$17,201

Foreign currency translation loss included in net income (loss)	84	65
Pro forma net income (loss)	102	$(7)

Pro forma income (loss) per share-diluted	$0.02	$(0.00)

The Company incurred $39,000 and $338,000 of costs in connection with this acquisition, which have been added back in the above pro forma consolidated information for the three and six months ended April 30, 2014. In addition, the Company incurred $71,000 of debt issuance costs in fiscal 2014, which are being amortized over five years in accordance with a $4.0 million term loan the Company secured to finance the MediSoft acquisition. This amortization has been reflected in the above pro forma disclosure.

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

In connection with the purchase, the Company issued three-year warrants to purchase 168,342 shares at an exercise price of $7.96, which remain outstanding as of April 30, 2015.

(4)       Stock-Based Compensation and Stock Options

The MGC Diagnostics Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and the MGC Diagnostics Corporation 2002 Stock Option Plan (the “2002 Plan”) both provide that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than the fair market value of the stock at the date of grant. Options under both plans are subject to vesting schedules established on the date of grant. In addition, the 2007 Plan allows the granting of restricted stock awards, stock appreciation rights and performance stock.

Total stock-based compensation expense included in the Company’s statements of comprehensive income (loss) was $109,000 and $84,000 for the three months ended April 30, 2015 and 2014, respectively, and $222,000 and $211,000 for the six months ended April 30, 2015 and 2014, respectively.

Stock Options

A summary of the Company’s stock option activity for the six months ended April 30, 2015 and 2014 is presented in the following table:

	For the Six Months ended
	April 30, 2015		April 30, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	52,650	$7.01	110,370	$6.83
Expired or cancelled	—	—	(500)	6.76
Outstanding at end of period	52,650	$7.01	109,870	$6.83

The following table summarizes information concerning stock options outstanding as of April 30, 2015:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$5.08	4,500	1.07	4,500
5.16	20,250	0.33	20,250
6.76	5,400	7.54	3,598
9.12	22,500	6.09	—
Total	52,650	3.59	28,348

The total intrinsic value of options outstanding and exercisable as of April 30, 2015 was $46,000 and $45,000, respectively, which was calculated using the closing stock price at the end of the second quarter less the option price of in-the-money options. The Company issues new shares when stock options are exercised. Unrecognized compensation expense related to outstanding stock options as of April 30, 2015 was $86,000 and is expected to be recognized over a weighted average period of 2.00 years.

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

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the six months ended April 30, 2015 and 2014 is presented in the following table:

	For the Six Months ended
	April 30, 2015		April 30, 2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	57,035	$8.40	66,094	$5.88
Granted	28,261	7.08	15,225	10.51
Vested	(26,002)	8.57	(34,839)	6.17
Unvested at end of period	59,294	$7.70	46,480	$7.18

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of April 30, 2015 was $338,000 and is expected to be recognized over a weighted average period of 1.31 years.

Director Stock Awards in Lieu of Cash Retainer Fees

The Company has a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their quarterly cash retainer fees. During the three months ended April 30, 2015 and 2014, the Company issued 1,633 and 1,010 shares, respectively, and during the six months ended April 30, 2015 and 2014, the Company issued 3,298 and 1,957 shares, respectively, under this program. The expense was recognized at the time of share issuance and totaled $11,000 in both of the three months ended April 30, 2015 and 2014 and $22,000 in both of the six months ended April 30, 2015 and 2014.

Performance Share Awards

The Company’s former chief executive officer serving at the beginning of fiscal 2014 had the ability to earn share awards equal to one-third of his base compensation subject to achieving specific operating performance criteria. On December 18, 2013, this officer was awarded 8,832 shares of Company common stock to be delivered if the Company met specific fiscal 2014 financial targets. The officer was not entitled to rights of ownership and the shares were not regarded as outstanding until delivered. These shares were valued at $117,000, with $(16,000) recognized as expense(reversal) in the three months ended April 30, 2014, bringing expense to $0 for the six months ended April 30, 2014. These awards expired when the former chief executive officer’s employment ended on May 31, 2014.

The Company has also issued performance share awards to non-employee consultants. These awards are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The value of stock awards to non-employees remained variable until performance criteria have been achieved, when individual share groups to be granted vest, establishing the value of each group over the dates that its related performance criteria was completed. Under variable accounting, amounts were expensed in relation to the shares expected to be granted over the performance period. The value of the shares whose performance criteria had been met became fixed at the market value on the date earned and the value of all others were marked to market as of the reporting date. Expense under this agreement for the three and six months ended April 30, 2014 was $6,000 and $27,000, respectively. No non-employee consultant performance awards have been granted during fiscal 2015 and none are outstanding.

Employee Stock Purchase Plan

The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended (“Purchase Plan”), allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to eligibility requirements. Under the Purchase Plan, participating employees may purchase the Company’s common stock on a voluntary after-tax basis at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. The Stock Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2014, employees purchased 12,040 shares at a price of $5.44 per share. As of April 30, 2015, the Company has withheld approximately $44,000 from employees participating in the phase that began on January 1, 2015. As of April 30, 2015, 80,793 shares of common stock were available for future purchase under the Purchase Plan.

The following table presents the classification of pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income (loss) for the three and six months ended April 30, 2015 and 2014:

	Three Months ended April 30,		Six Months ended April 30,
(In thousands)	2015	2014	2015	2014
Cost of revenues	$1	$1	$2	$3
Selling and marketing	22	19	44	37
General and administrative	85	62	173	167
Research and development	1	2	3	4
Stock-based compensation expense	$109	$84	$222	$211

Tax Impact of Stock-Based Compensation

The Company reports the benefit of tax deductions in excess of recognized stock-based compensation expense on the consolidated statements of cash flows as financing cash flows. For the six months ended April 30, 2015 and 2014, there were no excess tax benefits.

(5)       Inventories

Inventories consisted of the following as of April 30, 2015 and October 31, 2014:

(In thousands)	2015	2014
Raw materials	$2,720	$2,473
Work-in-process	1,037	541
Finished goods	2,410	2,534
	$6,167	$5,548

(6)        Intangible Assets

Intangible assets consisted of the following as of April 30, 2015 and October 31, 2014:

(In thousands)	2015	2014
Intangible assets:
Developed technology	$7,770	$7,893
Customer and distributor relationships	375	429
Trademarks and trade names	255	283
Software	816	620
Capitalized software in progress	2,317	2,161
	11,533	11,386
Less: accumulated amortization	(7,172)	(7,011)
	$4,361	$4,375

The Company amortizes the intangible assets related to developed technology, patents and trademarks using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Total amortization expense was $95,000 and $34,000 for the three months ended April 30, 2015 and 2014, respectively and $174,000 and $69,000 for the six months ended April 30, 2015 and 2014, respectively. The increased expenses in fiscal 2015 are due to the identified intangible assets in the MediSoft SA acquisition on August 1, 2014. Of the total, amortization expense related to software costs of $31,000 and $26,000 is included in cost of equipment, supplies and accessories revenues for the three months ended April 30, 2015 and 2014, respectively, and $61,000 and $56,000 is included in cost of equipment, supplies and accessories revenues for the six months ended April 30, 2015 and 2014, respectively. The Company estimates it will incur the following amortization expense in future fiscal years based on the intangible assets the Company expects to have placed in service at the end of fiscal 2015:

(In thousands)	Amortization
Six months ending October 31, 2015	$227
2016	455
2017	433
2018	313
2019	241
2020	178
Thereafter	380
$2,227

This table does not include estimated amortization expense for patents not yet placed into service totaling $155,000, included in “Developed technology,” or for capitalized software costs of $1,979,000 for software that the Company does not expect to place into service in the current fiscal year. We capitalized software development costs of $194,000 and $178,000 during the three months ended April 30, 2015 and 2014, respectively and $352,000 and $350,000 during the six months ended April 30, 2015 and 2014, respectively. Upon completion of these development projects, we expect to amortize the capitalized software costs over a five year period.

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

Warranty provisions and claims for the six months ended April 30, 2015 and 2014 were as follows:

(In thousands)	2015	2014
Balance, beginning of period	$109	$147
Warranty provision based on units sold	100	75
Periodic reserve adjustments	27	48
Warranty claims	(114)	(159)
Balance, end of period	$122	$111

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

The Company has the ability under the Agreement to designate the term loan and borrowings under the Revolving Credit Facility as either Base Rate Loans or as LIBOR Loans. If a loan or a portion of a loan is a LIBOR loan, then the interest rate will be based on the LIBOR rate plus a LIBOR margin that will range from 2.25% to 2.75%, depending upon the Company’s Total Leverage Ratio (2.75% LIBOR margin at April 30, 2015). If a loan or a portion of a Loan is a Base Rate Loan, then the interest rate will be based on the Bank’s Base Rate, plus a Base Rate Margin from 1.25% to 1.75% based on the Company’s Total Leverage Ratio (1.75% Base Rate Margin at April 30, 2015). The interest rates on outstanding balances will change, based on changes in the Bank Base Rate or the LIBOR rate. The interest rate on the term loan was 5% as of April 30, 2015.

The Agreement, as amended, defines adjusted earnings before interest, taxes, depreciation, amortization and foreign currency gains(losses) (“adjusted EBITDA”) used to determine the leverage ratio (outstanding loans divided by adjusted EBITDA) above and the fixed charge coverage ratio (adjusted EBITDA divided by total interest, loan principle, taxes, cash dividends and share repurchases paid). The Agreement includes covenants that limit the Company’s borrowing to the maximum leverage ratio and a minimum fixed charge coverage ratio. Maintenance of the fixed charge coverage ratio is a condition to repurchasing the Company’s shares or paying any dividends.

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

At April 30, 2015, the Company was in compliance with all financial and non-financial covenants under the Agreement. Because of the Company’s loss in the fourth quarter of fiscal 2014, certain of MediSoft expenses, unless excluded from the overall formula may result in the Company not being in compliance with the Total Leverage Ratio and Adjusted Fixed Charge Coverage Ratio as of July 31, 2015. The Company is in discussions with its lender about an amendment or waiver of these requirements and expects to resolve this matter prior to July 31, 2015.

(9)       Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period. Diluted income per share is computed similarly to basic income (loss) per share except that in computing diluted income per share the weighted average shares outstanding are increased to include additional shares issuable from the assumed exercise of warrants and stock options, if dilutive, as well as the dilutive effects of any unvested restricted share awards. Diluted loss per share does not include any of these dilutive effects in its calculation. The number of additional shares is calculated by assuming that outstanding warrants and stock options are exercised, outstanding restricted share grants vest and that the cash proceeds from the exercise together with the assumed employment value represented by the unamortized stock-based compensation were used to reacquire shares of common stock at the average market price during the reporting period.

The Company had unexpired options and warrants for the purchase of its common shares and unvested restricted and performance stock awards as of April 30, 2015 and 2014 of 280,286 and 165,182 shares, respectively.

Shares used in the net income (loss) per share computations are as follows:

	Three Months ended April 30,		Six Months ended April 31,
(In thousands)	2015	2014	2015	2014
Weighted average common shares outstanding - basic	4,227	4,163	4,216	4,149
Dilutive effect of warrants, stock options and unvested restricted shares	21	74	—	85
Weighted average common shares outstanding - diluted	4,248	4,237	4,216	4,234

As a result of the net loss in the six months ended April 30, 2015, all outstanding warrants, stock options and unvested restricted stock shares were considered anti-dilutive and, therefore, were excluded from diluted loss per share for the period. Anti-dilutive shares excluded from the calculation for the three months ended April 30, 2015 and the three and six months ended April 30, 2014, totaled 223,000, 15,000 and 24,000, respectively.

(10)        Income Taxes

The Company has recorded a (benefit from) provision for income taxes of $(143,000) and $19,000 for the three months ended April 30, 2015 and 2014, respectively, and $(284,000) and $36,000 for the six months ended April 30, 2015 and 2014, respectively. The Company recorded a tax benefit of $153,000 and $304,000 in the fiscal 2015 three- and six-month periods resulting from the benefit of the MediSoft current net operating loss and the reversals of deferred tax liabilities from the MediSoft acquisition, offset by domestic current taxes of $10,000 and $20,000, respectively. The domestic current tax charges recorded for the three and six months ended April 30, 2015, are lower than the fiscal 2014 similar periods, which included an estimate of expected federal alternative minimum taxes.

As of April 30, 2015 and October 31, 2014, the reserve for uncertain tax positions was $58,000 and $57,000, respectively. The entire amount of the reserve is related to uncertainties regarding income tax nexus with various states in which the Company has limited activities. The total amount of the reserve has increased the Company’s effective tax rate, and would therefore decrease the effective tax rate if removed.

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

The Company recorded a full valuation allowance against its domestic net deferred tax assets as of April 30, 2015 based on its belief that it was more likely than not that the asset would not be realized in the future. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Given the volatility of historical results and the uncertainty of the further success of the present business strategies, the Company believes it has not yet achieved the more-likely-than-not threshold. This conclusion requires the valuation allowance to remain in place at April 30, 2015 for U.S. and foreign deferred assets, other than Belgium. For Belgium, which is in a net deferred tax liability position, no valuation allowance is required. The Company will continue to assess the potential realization of the domestic deferred tax assets on a quarterly basis in the future to determine if sufficient evidence exists to remove all or a portion of this valuation allowance on its deferred tax assets. If conditions support a conclusion that the recent profitability has stabilized and is more predictable, the recognition of the Company’s deferred tax assets could occur sometime in fiscal 2015 or later, as facts become known. A reduction of the allowance may have a substantial impact on profitability in the period of the reduction.

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

The following table reconciles activity for accrued separation expenses for the following periods.

	Three Months ended April 30,		Six Months ended April 30,
(In thousands)	2015	2014	2015	2014
Balance, beginning of period	$62	$57	$212	$97
Severance incurred during the period	—	—	8	—
Severance payments	(50)	(35)	(208)	(75)
Balance, end of period (included in employee compensation accrual)	$12	$22	$12	$22

(12)        Segment Reporting

The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales and long-lived assets by geographic area are shown in the following tables.

	Three Months ended April 30,		Six Months ended April 30,
(In thousands)	2015	2014	2015	2014
Revenues from unaffiliated customers:
United States	$5,920	$5,866	$12,200	$10,925
Americas	286	329	800	680
Europe, Middle East, Africa	1,984	938	3,673	1,418
Asia Pacific	540	294	1,000	708
	$8,730	$7,427	$17,673	$13,731

	April 30, 2015	October 31, 2014
Long-lived assets:
United States	$3,929	$3,772
Europe	7,138	8,335
	$11,067	$12,107

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

The Company, through its Medical Graphics Corporation and MediSoft SA subsidiaries, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MGC Diagnostics, MedGraphics and MediSoft brand and trade names. These cardiorespiratory diagnostic systems have a wide range of applications within cardiorespiratory healthcare. Revenues consist of equipment, supplies and accessories sales as well as service revenues. Equipment, supplies and accessories sales reflect sales of non-invasive cardiorespiratory diagnostic equipment and aftermarket sales of peripherals and supplies. Service revenues consist of revenues from extended service contracts and non-warranty service visits. MediSoft was acquired on August 1, 2014. Its operations are not included for the three and six months ended April 30, 2014. The Company, however, has included pro forma information for the three and six months ended April 30, 2014, in Note 3 of Notes to Financial Statements.

Total revenues for the second quarter increased by 17.5% to $8.7 million, compared to $7.4 million for the same period in 2014. Operating expenses for the second quarter were $4.2 million, an increase of 10.7% from the same period in 2014. Net income for the three months ended April 30, 2015 was $82,000, or $0.02 per basic and diluted share, compared to net income of $308,000, or $0.07 per basic and diluted share, for the same period in 2014. Net income for the three months ended April 30, 2015 includes foreign exchange losses of $(184,000), or $(0.04) per basic and diluted share, which result from changes in the value of the Euro in relation to the US dollar during the period.

Results of Operations

The following table contains selected information from our historical consolidated statements of comprehensive income (loss), expressed as a percentage of revenue:

	Three Months ended April 30,		Six Months ended April 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.3	44.2	47.4	43.9
Gross margin	50.7	55.8	52.6	56.1
Operating Expenses
Selling and marketing expenses	23.1	25.4	24.1	28.4
General and administrative expenses	16.2	17.3	17.5	17.7
Research and development expenses	8.4	8.6	8.7	9.2
Amortization of intangibles	0.7	0.1	0.6	0.1
Total operating expenses	48.4	51.4	50.9	55.4
Operating income (loss)	2.3	4.4	1.7	0.7
Interest expense, net	0.9	—	0.8	—
Foreign currency loss	2.1	—	5.1	—
(Benefit from) provision for taxes	(1.6)	0.3	(1.6)	0.2
Net income (loss)	0.9%	4.1%	(2.6)%	0.5%

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

Quarterly Comparisons of Operations

The following paragraphs discuss the Company’s performance for the three months ended April 30, 2015 and 2014.

Revenues

Total revenues for the three months ended April 30, 2015 increased 17.5% compared to the same period in fiscal 2014. Medical Graphics organic revenue decreased 1.8% for the three months ended April 30, 2015, with domestic and international revenue decreasing by 0.7% to $5.8 million and 6.0% to $1.5 million, respectively. Second quarter revenue includes $1.4 million from MediSoft.

Domestic service revenues, which are entirely attributed to Medical Graphics, increased 3.6% to $1.7 million, compared to $1.6 million for the same quarter last year. We are also beginning to see a pick-up in domestic buying activity, reversing last year’s trend when the uncertainty surrounding the Affordable Care Act negatively influenced domestic buying decisions. Excluding the effect of revenues from competitive conversions and domestic MediSoft revenue, Medical Graphics domestic equipment and accessories revenue grew 11.4% in the fiscal 2015 second quarter compared to the same quarter last year. The Attachment Rate, which reflects the percentage of Extended Service Contracts that were sold during customer equipment purchases, was 24% for the fiscal 2015 second quarter, compared to 28% for the first quarter of fiscal year 2015.

International equipment, supplies and accessories revenues grew 79.8% to $2.8 million, compared to $1.6 million for the fiscal 2014 second quarter, due primarily to the $1.3 million of revenues contributed by MediSoft from international markets. Excluding MediSoft revenues, Medical Graphics international equipment, supplies and accessories revenues decreased 6.0% due to lower sales in Europe, the Middle East and South America. The Latin American market has been affected by local country governmental policy and currency restrictions that have generally limited our ability to extend credit to these customers.

Gross Margin

The 2015 second quarter gross margin of 50.7% reflected Medical Graphics gross margin of 54.3% and MediSoft gross margin of 32.2%. MediSoft’s gross margin is lower for several reasons. First, substantially all of MediSoft’s revenues are from equipment sales rather than higher-margin supplies and service revenues. Second, MediSoft sells into more price-conscious markets through third party distributors who capture some of the overall margin. Third, MediSoft has not yet achieved a revenue volume to better leverage its manufacturing fixed overhead expenses. Finally, MediSoft’s lower selling volume has not enabled it to achieve purchasing efficiencies similar to those of Medical Graphics. The Company believes the current gross margin at MediSoft more accurately reflects the MediSoft operations than the comparative prior year numbers that MediSoft generated when its financial statements were unaudited and it was not required to operate in accordance with Generally Accepted Accounting Principles. The Company continues to implement a new management system at MediSoft that will enable the Company to maintain a more efficient inventory and purchasing process that will also enable it to better measure and ultimately improve MediSoft’s margin contribution.

Gross margin for equipment, supplies and accessories was 45.8% for the quarter (49.3% for Medical Graphics and 32.2% for MediSoft), compared to 52.8% for Medical Graphics in the prior year’s quarter. Gross margin for services, generated entirely within Medical Graphics, increased to 70.8% for the quarter, compared to 66.4% for the prior year’s quarter primarily due to increased service and billings to customers that have not purchased extended service agreements. We expect that combined gross margin levels will continue in the mid-50% range for the remainder of fiscal 2015.

Selling and Marketing

Sales and marketing expenses were $2.0 million, or 23.1% of revenue, compared to $1.9 million, or 25.4% of revenue in the 2014 second quarter. This increase is primarily due to MediSoft sales and marketing expenses of $247,000, partially offset by $120,000 of lower sales and marketing expenses for Medical Graphics, including reductions of $52,000 and $62,000 in telemarketing and advertising and variable selling costs, respectively.

General and Administrative

Second quarter 2015 general and administrative expenses totaled $1.4 million, or 16.2% of revenue, compared to $1.3 million, or 17.3% of revenue in the comparable quarter last year. This increase is primarily due to MediSoft general and administrative expenses of $332,000, partially offset by $202,000 of lower Medical Graphics expenses. Medical Graphics expense reductions included a $272,000 reduction in corporate development expenses, a $77,000 reduction in charges for doubtful accounts and a $64,000 reduction in personnel costs due to fiscal 2014 management separations and executive realignment, partially offset by increased legal, external audit and consulting fees and Board oversight costs of $151,000 associated with the increased business complexity due to the MediSoft acquisition and $41,000 of increased accruals under the Company’s 2015 management incentive plan.

Research and Development

Research and development expenses were $734,000, or 8.4% of revenue in the fiscal 2015 second quarter, up from $640,000, or 8.6% of revenue in last year’s second quarter. This increase is primarily due to MediSoft research and development expenses of $112,000, partially offset by $18,000 of lower Medical Graphics research and development expenses. Internal software development costs capitalized totaled $194,000 and $178,000 in the three months ended April 30, 2015 and 2014, respectively.

Amortization of Intangibles

Amortization of acquired MediSoft related intangibles was $58,000 for the three months ended April 30, 2015. Amortization of patent costs was $6,000 and $6,000 for the three months ended April 30, 2015 and 2014, respectively.

The Company began amortizing capitalized software development costs when its Breeze WebReview software was released to the market in the first quarter of fiscal 2013. The amortization of software development assets consisted of $31,000 and $26,000 for the three months ended April 30, 2015 and 2014 and is included in the cost of equipment revenues due to the direct relationship to equipment units sold. The Company expects the level of future amortization expense related to capitalized software development costs to increase as the Company releases current projects under development to the market.

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

The Company recorded a tax (benefit) expense of $(143,000) and $19,000 for the three months ended April 30, 2015 and 2014, respectively. For the three months ended April 30, 2015, the Company recorded a benefit of $153,000 from deferred taxes that resulted from the benefit of net operating losses and reversals of deferred tax liabilities attributed to its MediSoft Belgian operations. Included in the (benefit from) provision for income taxes for each period is state income tax expenses and minimum fees and increases in reserves for uncertain tax positions, as well as anticipated federal alternative minimum taxes for fiscal 2014.

Foreign Exchange

During the three months ended April 30, 2015 the value of the Euro expressed in US dollars declined by approximately 2.6%. This resulted in $184,000 of foreign currency losses reflected in net loss for the three months ended April 30, 2015, due to the decline in value of the intercompany Euro-denominated note used to partially finance the acquisition of MediSoft. In addition, net asset values of the MediSoft investment have declined, resulting in $21,000 of foreign currency translation adjustment losses, which are included in accumulated other comprehensive loss within the consolidated balance sheet as of April 30, 2015.

Six Month Comparisons of Operations

The following paragraphs discuss the Company’s performance for the six months ended April 30, 2015 and 2014.

Revenues

Total revenues for the six months ended April 30, 2015 increased 28.7% compared to the same period in fiscal 2014. Medical Graphics organic revenue growth was 9.3% for the six months ended April 30, 2015, with domestic and international revenue increasing by 9.7% to $12.0 million and 7.9% to $3.0 million, respectively. Fiscal 2015 six month revenues includes $2.7 million from MediSoft.

Domestic service revenues, which are entirely attributed to Medical Graphics, increased 12.2% to $3.3 million, compared to $3.0 million for the same period last year. We are also beginning to see a pick-up in domestic buying activity, reversing last year’s trend when the uncertainty surrounding the Affordable Care Act negatively influenced domestic buying decisions. Excluding the effect of revenues from competitive conversions and domestic MediSoft revenue, Medical Graphics domestic equipment and accessories revenue grew 32.9% in the fiscal 2015 six-months compared to the same period last year.

International equipment, supplies and accessories revenues grew 95.1% to $5.5 million, compared to $2.8 million for the first six months of fiscal 2015, due primarily to the $2.4 million of revenues contributed by MediSoft from international markets. Excluding MediSoft revenues, Medical Graphics international equipment, supplies and accessories revenues increased 7.9% due to higher sales in Europe, the Middle East and the Asia Pacific region. The Latin American market has been affected by local country governmental policy and currency restrictions that have generally limited our ability to extend credit to these customers.

Gross Margin

Gross margin of 52.6% in the fiscal 2015 six months includes gross margin for Medical Graphics of 56.2% and MediSoft gross margin of 32.0%, due primarily to the factors discussed above under the quarterly comparisons. Gross margin for equipment, supplies and accessories was 48.1% for the fiscal 2015 six months (51.8% for Medical Graphics and 32.0% for MediSoft), compared to 53.2% for Medical Graphics in the prior year’s period. Gross margin for services increased to 71.9% for the fiscal 2015 six months, compared to 66.8% for the prior year’s period, primarily due to increased billings to provide service to customers that did not purchase an extended service agreement. We expect that combined gross margin levels will continue in the mid-50% range for the remainder of fiscal 2015.

Selling and Marketing

Sales and marketing expenses for the fiscal 2015 six months were $4.3 million, or 24.1% of revenue, compared to $3.9 million, or 28.4% of revenue in the 2014 period. This increase is primarily due to MediSoft sales and marketing expenses of $508,000, partially offset by $157,000 of lower sales and marketing expenses for Medical Graphics, including reductions of $89,000, $112,000 and $6,000 in personnel and consulting, telemarketing and advertising and variable selling costs, respectively, partially offset by $62,000 of increased accruals under the Company’s 2015 management incentive plan.

General and Administrative

General and administrative expenses for the fiscal 2015 six months totaled $3.1 million, or 17.5% of revenue, compared to $2.4 million, or 17.7% of revenue in the 2014 period. This increase is primarily due to MediSoft general and administrative expenses of $815,000, higher board corporate governance and Medical Graphics legal, external audit and consultant fees of $262,000, associated with the increased business complexity due to the MediSoft acquisition, and $87,000 of increased accruals under the Company’s 2015 management incentive plan. These increased costs were offset, in part, by lower corporate development costs of $335,000, $77,000 of reduced charges for doubtful accounts, and a $180,000 net reduction in personnel costs due to fiscal 2014 management separations and executive realignments.

Research and Development

Research and development expenses were $1.5 million, or 8.7% of revenue in the fiscal 2015 six months, up from $1.3 million, or 9.2% of revenue in prior year period. This increase is primarily due to MediSoft research and development expenses of $247,000, Medical Graphics new product development expenses of $140,000 and $32,000 of increased accruals under the Company’s 2015 management incentive plan, partially offset by a decrease of $144,000 for expense related to sustaining engineering projects. Internal software development costs capitalized totaled $352,000 and $350,000 in the six months ended April 30, 2015 and 2014, respectively.

Amortization of Intangibles

Amortization of acquired MediSoft related intangibles was $101,000 for the six months ended April 30, 2015. Amortization of patent costs was $13,000 and $13,000 for the six months ended April 30, 2015 and 2014, respectively.

The Company began amortizing capitalized software development costs when its Breeze WebReview software was released to the market in the first quarter of fiscal 2013. The amortization of software development assets consisted of $61,000 and $56,000 for the six-month periods ended April 30, 2015 and 2014, respectively, and is included in the cost of equipment revenues due to the direct relationship to equipment units sold. The Company expects the level of future amortization expense related to capitalized software development costs to increase as the Company releases current projects under development to the market.

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

The Company recorded tax (benefit) expense of $(284,000) and $36,000 for the six months ended April 30, 2015 and 2014, respectively. For the six months ended April 30, 2015, the Company recorded a benefit of $304,000 from deferred taxes which resulted from the benefit of net operating losses and reversals of deferred tax liabilities attributed to its MediSoft Belgian operations. Included in the (benefit from) provision for income taxes for each period is state income tax expenses and minimum fees and increases in reserves for uncertain tax positions, as well as anticipated federal alternative minimum taxes for fiscal 2014.

Foreign Exchange

During the six months ended April 30, 2015 the value of the Euro expressed in US dollars declined by approximately 12.5%. This resulted in $908,000 of foreign currency losses reflected in net loss for the six months ended April 30, 2015, due to the decline in value of the Euro-denominated note used to partially finance the acquisition of MediSoft. In addition, net asset values of the MediSoft investment have declined, resulting in $127,000 of foreign currency translation adjustment losses, which are included in accumulated other comprehensive loss within the consolidated balance sheet as of April 30, 2015.

Liquidity and Capital Resources

The Company has financed its working capital and liquidity needs over the last several years through revenue generated by the operations of its wholly-owned Medical Graphics Corporation subsidiary.

As of April 30, 2015, the Company had cash and cash equivalents of $5.1 million and working capital of $9.8 million. During the six months ended April 30, 2015, the Company generated $337,000 in cash from operating activities, with $692,000 provided by operations before changes in working capital items. Accounts receivable decreased $220,000, while days sales outstanding (“DSO”), which measures how quickly receivables are collected, increased 2 days to 70 days from October 31, 2014 to April 30, 2015. Inventory increased by $645,000, as days of inventory on hand increased to 129 days as of April 30, 2015, 16 days more than at April 30, 2014. Accounts payable increased by $116,000. Employee compensation accruals as of April 30, 2015 were $258,000 lower than October 31, 2014 levels, reflecting the payments of accrued sales commissions and separation costs that existed on October 31, 2014.

During the six months ended April 30, 2015, the Company used $409,000 in cash to purchase property, equipment and intangible assets. The Company has no material commitments for capital expenditures for the remainder of fiscal 2015. The Company’s fiscal 2015 operating plans include additional costs to develop the Company’s next-generation software platform, including expensed development efforts and capitalized software development costs.

The Company used cash of $365,000 during the fiscal 2015 six months in financing activities, primarily resulting from loan payments of $400,000. In addition, the Company received $65,000 from share issuances under its employee stock purchase plan, partially offset by $25,000 of amounts paid for share withholding to support statutory minimum income tax withholding requirements on vesting restricted share arrangements.

On July 24, 2014, the Company entered into a credit agreement (“Agreement”) with BMO Harris Bank NA. The Company and BMO Harris entered into Amendment No 1 to the Credit Agreement on January 29, 2015. The Agreement, as amended, includes a $4.0 million term loan and a $250,000 revolving credit facility, which may also be used for the issuance of standby and commercial letters of credit. The term loan, which bears interest at a floating rate, is payable in equal monthly principal installments of $66,667 over a five-year period commencing August 31, 2014. The revolving credit facility has a one-year term. The interest rate on the term loan was 5% as of April 30, 2015 and October 31, 2014.

The Agreement includes other usual and customary covenants for facilities of this nature, and requires the Company to comply with the Agreement’s financial covenants. The Company’s failure to comply with these financial covenants, or other violations, would constitute an event of default. In addition, in connection with the payment of any cash dividends or other shareholder distributions, the Company must ensure that it will continue to comply with the financial covenants after the distribution. The financial covenants, as adjusted on January 29, 2015, include the following:

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

2.     Beginning in the quarter ending July 31, 2015, the following covenants will apply:

a.    Total Leverage Ratio: not greater than 2.75 on July 31, 2015 and 2.50 on October 31, 2015 and thereafter.

b.    Adjusted Fixed Charge Coverage Ratio: not less than 1.10 on July 31, 2015 and 1.25 on October 31, 2015 and thereafter.

At April 30, 2015, the Company was in compliance with all financial and non-financial covenants under the Agreement. Because of the Company’s loss in the fourth quarter of fiscal 2014, certain of MediSoft expenses, unless excluded from the overall formula may result in the Company not being in compliance with the Total Leverage Ratio and Adjusted Fixed Charge Coverage Ratio as of July 31, 2015. The Company is in discussions with its lender about an amendment or waiver of these requirements and expects to resolve this matter prior to July 31, 2015.

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

Forward-Looking Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our August 1, 2014 acquisition of MediSoft SA and its subsidiaries introduced considerably more exposure to currency fluctuations, which are reflected in the fiscal 2015 loss for the Euro-denominated intercompany instruments that are not regarded as permanent funding. The exposure to currency on the remaining net assets of the acquired entities is reflected in accumulated other comprehensive loss in the consolidated balance sheet. A lower US Dollar/Euro conversion rate developed since the July 2014 funding of intra-company loans to our Belgian holding company for the August 1, 2014 acquisition of MediSoft. Further US Dollar/Euro rate reductions or increases will result in an effect on the Company’s financial statements.

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

(b) Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors.

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2014. We believe there have been no material changes to the risk factors disclosed in that Annual Report on Form 10-K. Except as noted below, we believe there have been no material changes to the risk factors disclosed in that Annual Report on Form 10-K.

The Company may need to obtain an amendment or waiver under its credit facility to remain in compliance at July 31, 2015.

As discussed above, Management's Discussion and Analysis – Liquidity and Capital Resources, because of the Company’s loss in the fiscal 2014 fourth quarter, certain of MediSoft expenses, unless excluded from the overall formulas, may result in the Company not being in compliance with the Total Leverage Ratio and Adjusted Fixed Charge Ratio as of July 31, 2015. On January 29, 2015, the Company and its lender had amended the credit facility to remove the requirement that the Company comply with those covenants through April 30, 2015. The Company has entered into discussions with its lender about an amendment or waiver of these restrictions and expects to resolve this matter prior to July 31, 2015. If the Company is unable to obtain an amendment or wavier, and fails to comply with these or other covenants, the Bank could declare a default under the credit agreement and pursue remedies, including acceleration of the indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 7, 2015, the Company issued 2,917 shares to its investor relations consulting firm for services rendered in fiscal 2013 and 2014. The average vested value price was $11.23, based on various goal attainment dates within the contract period from August 1, 2013 to October 31, 2014. The Company believes the issuance was exempt under Section 4(a)(2) of the Securities Act of 1933 given the firm’s professional capacity and detailed knowledge of the Company.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. §1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements and (vi) document and entity information.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGC DIAGNOSTICS CORPORATION
(Registrant)

June 15, 2015	By:	/s/ Todd M. Austin
Todd M. Austin
Chief Executive Officer

June 15, 2015	By:	/s/ Wesley W. Winnekins
Wesley W. Winnekins
Chief Financial Officer