Form 10-Q
period 2015-07-31
MGC DIAGNOSTICS Corp
filed 2015-09-14
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended July 31, 2015.
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

As of September 6, 2015, the Company had outstanding 4,310,642 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

July 31, 2015 and October 31, 2014

(In thousands, except share and per share data)

	July 31, 2015	October 31, 2014
	(Unaudited)	(Revised- Note 3)
Assets
Current Assets:
Cash and cash equivalents	$5,407	$5,675
Accounts receivable, net of allowance for doubtful accounts of $198 and $228, respectively	7,093	7,068
Inventories, net of obsolescence reserve of $319 and $387, respectively	6,243	5,548
Current deferred tax assets	1,199	171
Prepaid expenses and other current assets	2,080	2,425
Total current assets	22,022	20,887
Property and equipment, net of accumulated depreciation of $4,510 and $4,180, respectively	2,863	3,469
Intangible assets, net	4,176	4,375
Goodwill	3,310	3,810
Non-current deferred income tax assets	2,021	—
Other non-current assets	9	14
Total Assets	$34,401	$32,555
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$2,879	$3,161
Employee compensation	1,348	1,664
Deferred revenue	3,613	3,804
Current portion of long-term debt	785	786
Other current liabilities and accrued expenses	1,573	1,416
Total current liabilities	10,198	10,831
Long-term liabilities:
Long-term debt, less current portion	2,354	2,947
Non-current deferred income taxes	69	518
Long-term deferred revenue and other	3,038	2,814
Total Liabilities	15,659	17,110
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,308,100 and 4,255,593 shares issued and 4,260,707 and 4,198,558 shares outstanding in 2015 and 2014, respectively	426	420
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	23,919	23,470
Accumulated deficit	(5,367)	(8,331)
Accumulated other comprehensive loss	(236)	(114)
Total Shareholders’ Equity	18,742	15,445
Total Liabilities and Shareholders’ Equity	$34,401	$32,555

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited in thousands, except per share data)

	Three Months ended July 31,		Nine Months ended July 31,
	2015	2014	2015	2014
Revenues
Equipment, supplies and accessories revenues	$7,567	$4,980	$21,902	$15,737
Service revenues	1,672	1,617	5,010	4,591
	9,239	6,597	26,912	20,328
Cost of revenues
Cost of equipment, supplies and accessories revenues	4,171	2,399	11,613	7,435
Cost of service revenues	569	526	1,506	1,513
	4,740	2,925	13,119	8,948
Gross margin	4,499	3,672	13,793	11,380
Operating expenses:
Selling and marketing	2,105	2,002	6,357	5,902
General and administrative	1,222	1,730	4,310	4,160
Research and development	694	750	2,238	2,014
Amortization of intangibles	55	7	168	20
	4,076	4,489	13,073	12,096
Operating income (loss)	423	(817)	720	(716)
Interest expense, net	65	4	197	4
Foreign currency loss	50	58	958	58
Income (loss) before taxes	308	(879)	(435)	(778)
(Benefit from) provision for taxes	(3,115)	10	(3,399)	46
Net income (loss)	3,423	(889)	2,964	(824)
Other comprehensive income (loss); net of tax
Effect of foreign currency translation adjustments	5	(20)	(122)	(20)
Comprehensive income (loss)	$3,428	$(909)	$2,842	$(844)
Income (loss) per share:
Basic	$0.81	$(0.21)	$0.70	$(0.20)
Diluted	$0.80	$(0.21)	$0.70	$(0.20)
Weighted average common shares outstanding:
Basic	4,251	4,187	4,227	4,162
Diluted	4,260	4,187	4,242	4,162

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Nine Months ended July 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$2,964	$(824)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	342	243
Amortization	546	105
Stock-based compensation	353	334
Deferred income taxes	(3,461)	—
Loss on foreign currency	965	—
(Decrease) increase in allowance for doubtful accounts	(30)	82
(Decrease) increase in inventory obsolescence reserve	(68)	76
Changes in operating assets and liabilities:
Accounts receivable	(122)	3,230
Inventories	(710)	(1,601)
Prepaid expenses and other current assets	(141)	(250)
Accounts payable	(151)	1,051
Employee compensation	(272)	(811)
Deferred revenue	123	494
Other current liabilities and accrued expenses	227	(254)
Net cash provided by operating activities	565	1,875
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(607)	(986)
Net assets of business acquired, net of cash received	447	—
Net cash used in investing activities	(160)	(986)
Cash flows from financing activities:
Proceeds from long-term borrowing	—	4,000
Payment of debt issuance costs	(5)	(73)
Payment of long-term borrowing	(600)	—
Dividends paid	—	(29)
Proceeds from issuance of common stock under employee stock purchase plan	118	138
Repurchase of common stock upon vesting of restricted stock awards	(48)	(122)
Repurchase of common stock	—	(4)
Net cash (used in) provided by financing activities	(535)	3,910
Effect of exchange rate changes on cash	(138)	(20)
Net (decrease) increase in cash and cash equivalents	(268)	4,779
Cash and cash equivalents at beginning of period	5,675	10,574
Cash and cash equivalents at end of period	$5,407	$15,353
Cash paid for taxes	$32	$71
Cash paid for interest	134	—
Supplemental non-cash items:
Current and non-current liabilities issued for leasehold improvements	$—	$33
Common stock issued for long-term liability	33	—
Accrued dividends (reversal)	—	(4)

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

The consolidated balance sheet as of July 31, 2015, the consolidated statements of comprehensive income (loss) for the three and nine months ended July 31, 2015 and 2014, the consolidated statements of cash flows for the nine months ended July 31, 2015 and 2014 and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2014 was derived from the audited consolidated financial statements as of that date and was revised during the three months ended July 31, 2015 to reflect the final allocation of the purchase price related to the acquisition of MediSoft SA on August 1, 2014 (Note 3). Operating results for the three and nine months ended July 31, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended October 31, 2014.

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities made in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates include accounts receivable reserves, product warranty and inventory reserves, realizibility of deferred tax assets and depreciable lives of property, equipment and intangible assets (including internal software development costs).

(2)	Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company’s products are sold for cash or on unsecured credit terms requiring payment based on the shipment date. Credit terms can vary between customers due to many factors, but are generally, on average, 30 to 60 days. Revenue, net of discounts, is generally recognized upon shipment or delivery to customers in accordance with written sales terms. Standard sales terms do not include customer acceptance conditions, future credits, rebates, price protection or general rights of return. The terms of sales to both domestic customers and international distributors are identical, although adherence to these terms is more pervasive with domestic customers than with international distributors. In instances when a customer order specifies final acceptance of the system, revenue recognition is deferred until all customer acceptance criteria have been met. Estimated warranty obligations are recorded upon shipment. In certain situations customer requested short-term bill-and-hold sale arrangements are accommodated and accounted for in accordance with authoritative literature. Sales and use taxes are reported on a net basis, excluding them from revenues and cost of revenues.

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years beginning after the expiration of the standard warranty. Deferred income associated with service contracts was $5,974,000 and $5,626,000 as of July 31, 2015 and October 31, 2014, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $423,000 and $468,000 as of July 31, 2015 and October 31, 2014, respectively.

When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the sale consideration is allocated to each respective element based on the relative selling price and revenue is recognized when revenue recognition criteria for each element are met. Deferred revenue from the allocation of discounts within multiple deliverable sale agreements was $0 as of July 31, 2015 and $79,000 as of October 31, 2014. Consideration allocated to delivered equipment is equal to the total arrangement consideration less the selling price of installation and training. The selling price of installation and training services is based on specific objective evidence, including third-party invoices.

No customer accounted for more than 10% of revenue in any of the three- and nine-month periods ended July 31, 2015 or 2014.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $91,000 and $220,000 as of July 31, 2015 and October 31, 2014, respectively. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

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

When a company is acquired, the purchase price is allocated among net tangible assets, in-process research and development, other identifiable intangible assets and the remainder, if any, is recognized as goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired and is not amortized, in accordance with ASC 350, Intangibles-Goodwill and Other. However, the Company will periodically assess the qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company determines that the goodwill is impaired, it will record this impairment in its financial statements.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, Income Taxes. The Company recognizes deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. Each quarter, the Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income. The analysis to determine the amount of the valuation allowance is highly judgmental and requires weighing positive and negative evidence including historical and projected future taxable income and ongoing tax planning strategies. See Note 10 to the consolidated financial statements, “Income Taxes,” for further discussion of the Company’s valuation allowance.

New Accounting Pronouncements

Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, Revenue Recognition, and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards in order to reconcile previously differing treatment between United States practices and those of the rest of the world and enhance disclosures related to disaggregated revenue information. In August 2015, the FASB deferred the effective date of the new guidance by one year, such that the updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2019, because early adoption is not allowed. The Company will further study the implications of this statement to evaluate the expected impact on its consolidated financial statements.

Simplifying the Presentation of Debt Issuance Costs – In April 2015, the FASB issued guidance creating ASC Subtopic 835-30, Interest--Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The update modifies the presentation of costs of debt issuance as a direct reduction to the face amount of the related reported debt. The updated guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption allowed. The Company adopted the guidance for this report. The adoption did not have a material impact on its consolidated financial statements. Reclassifications of prior year end balance sheet amounts have been made to conform to current year classifications.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory applies to all inventory except inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after Dec. 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of the standard on the consolidated financial statements.

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

For the three- and nine-month periods ended July 31, 2015, MediSoft contributed $1,394,000 and $4,057,000, respectively to consolidated revenues and had a net loss of $168,000 and $942,000, respectively.

In the quarter ended July 31, 2015, the Company adjusted the initial purchase price allocation as of the August 1, 2014 acquisition date to reflect modifications to the fair value of assets and liabilities.

The following table shows the revised purchase price allocation resulting from these modifications as of August 1, 2014 and the revised consolidated balance sheet as of October 31, 2014:

As of August 1, 2014, acquisition date
(In thousands)	Original Allocation	Revision	Revised Allocation
Prepaid expenses and other current assets	$140	$545	$685
Current deferred tax assets	—	176	176
Goodwill	4,458	(409)	4,049
Accrued expenses	(655)	(397)	(1,052)
Other non-current liabilities	(292)	122	(170)
Non-current deferred tax liabilities	(712)	(37)	(749)
		$—

As of October 31, 2014
(In thousands)	Original Consolidated Balance Sheet	Revision	Revised Consolidated Balance Sheet
Prepaid expenses and other current assets	$1,926	$513	$2,439	a
Current deferred tax assets	20	151	171
Goodwill	4,196	(386)	3,810
Other current liabilities and accrued expenses	(1,042)	(374)	(1,416)
Long-deferred revenue and other	(2,884)	70	(2,814)
Non-current deferred tax liabilities	(484)	(34)	(518)
Accumulated deficit	8,271	60	8,331
		$—

Note a-The Balance Sheet amount was also affected by the reclassification of deferred financing fees.

These revised purchase price allocations resulted primarily from two adjustments: (i) the identification of unrecorded MediSoft liabilities, and (ii) the Company’s receipt of approximately $447,000 in cash in the 2015 third quarter from a bank guarantee that was established as part of the July 2014 stock purchase agreement between the Company and the MediSoft selling shareholders to compensate the Company for violations of representations and warranties in the stock purchase agreement.

Unaudited pro forma consolidated information for the three- and nine-month periods ended July 31, 2014, assuming that this acquisition had occurred on November 1, 2013, is as follows:

(In thousands)	Three Months ended July 31, 2014	Nine Months ended July 31, 2014
Pro forma revenues	$8,223	$25,424

Foreign currency translation loss included in net loss	(193)	(128)
Pro forma net loss	(935)	$(942)

Pro forma loss per share-diluted	$(0.22)	$(0.23)

The Company incurred $616,000 and $954,000 of costs in connection with this acquisition, which have been included in the above pro forma consolidated information for the three and nine months ended July 31, 2014. In addition, the Company incurred $71,000 of debt issuance costs in fiscal 2014, which are being amortized over five years in accordance with a $4.0 million term loan the Company secured to finance the MediSoft acquisition. This amortization has been reflected in the above pro forma disclosure.

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

In connection with the purchase, the Company issued three-year warrants to purchase 168,342 common shares at an exercise price of $7.96, which remain outstanding as of July 31, 2015.

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

Total stock-based compensation expense included in the Company’s statements of comprehensive income (loss) was $131,000 and $123,000 for the three months ended July 31, 2015 and 2014, respectively, and $353,000 and $334,000 for the nine months ended July 31, 2015 and 2014, respectively.

Stock Options

A summary of the Company’s stock option activity for the nine months ended July 31, 2015 and 2014 is presented in the following table:

	For the Nine Months ended
	July 31, 2015		July 31, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	52,650	$7.01	110,370	$6.83
Granted	150,000	6.07	22,500	9.12
Expired or cancelled	—	—	(500)	6.76
Outstanding at end of period	202,650	$6.31	132,370	$7.22

The following table summarizes information concerning stock options outstanding as of July 31, 2015:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$5.08	4,500	0.82	4,500
5.16	20,250	0.07	20,250
6.07	150,000	6.83	—
6.76	5,400	7.29	3,598
9.12	22,500	5.84	7,499
Total	202,650	5.92	35,847

The total intrinsic value of options outstanding and exercisable as of July 31, 2015 was $3,000 and $3,000, respectively, which was calculated using the closing stock price at the end of the third quarter less the option price of in-the-money options. The Company issues new shares when stock options are exercised. Unrecognized compensation expense related to outstanding stock options as of July 31, 2015 was $536,000 and is expected to be recognized over a weighted average period of 2.74 years.

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The expense recognized for options granted under the 2002 Plan and 2007 Plan is equal to the fair value of stock options as of the grant date. The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model for stock option grants made during the three months ended July 31, 2015:

Options Granted June 1, 2015
Weighted average fair value of options granted	$3.27
Assumptions used:
Expected life (years)	7.00
Risk-free interest rate	1.25%
Volatility	53.11%
Dividend Yield	0.00%

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the nine months ended July 31, 2015 and 2014 is presented in the following table:

	For the Nine Months ended
	July 31, 2015		July 31, 2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	57,035	$8.40	66,094	$5.88
Granted	28,261	7.08	37,725	9.68
Vested	(37,903)	6.79	(46,384)	5.87
Unvested at end of period	47,393	$7.65	57,435	$8.38

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of July 31, 2015 was $264,000 and is expected to be recognized over a weighted average period of 1.12 years.

In connection with the separation of the Company’s former Chief Executive Officer, his remaining restricted stock awards were accelerated from the normal vesting on July 14, 2014 to May 31, 2014, resulting in an addition to stock-based compensation expense of $39,000 in the three months ended July 31, 2014.

Director Stock Awards in Lieu of Cash Retainer Fees

The Company has a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their quarterly cash retainer fees. During the three months ended July 31, 2015 and 2014, the Company issued 1,617 and 1,017 shares, respectively, and during the nine months ended July 31, 2015 and 2014, the Company issued 4,915 and 2,974 shares, respectively, under this program. The expense was recognized at the time of share issuance and totaled $11,000 in both of the three months ended July 31, 2015 and 2014 and $34,000 in both of the nine months ended July 31, 2015 and 2014.

Performance Share Awards

The Company’s former chief executive officer serving at the beginning of fiscal 2014 had the ability to earn share awards equal to one-third of his base compensation subject to achieving specific operating performance criteria. On December 18, 2013, this officer was awarded 8,832 shares of Company common stock with a value of $117,000 to be delivered if the Company met specific fiscal 2014 financial targets. The officer was not entitled to rights of ownership and the shares were not regarded as outstanding until delivered. During the quarter ended April 30, 2014, all prior accruals in the year were reversed, because it was not probable that the shares would vest in the remaining quarters of fiscal 2014. These awards expired when the former chief executive officer’s employment ended on May 31, 2014.

The Company has also issued performance share awards to non-employee consultants. These awards are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The value of stock awards to non-employees remained variable until performance criteria have been achieved, when individual share groups to be granted vest, establishing the value of each group over the dates that its related performance criteria was completed. Under variable accounting, amounts were expensed in relation to the shares expected to be granted over the performance period. The value of the shares whose performance criteria had been met became fixed at the market value on the date earned and the value of all other shares were marked to market as of the reporting date. Expense (reversal) under this agreement for the three and nine months ended July 31, 2014 was $ (17,000) and $10,000, respectively. No non-employee consultant performance awards have been granted during fiscal 2015 and none are outstanding.

Employee Stock Purchase Plan

The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended (“Purchase Plan”), allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to eligibility requirements. Under the Purchase Plan, participating employees may purchase the Company’s common stock on a voluntary after-tax basis at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase phase. The Purchase Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2014 and June 30, 2015 employees purchased 12,040 and 11,711 shares at prices of $5.44 and $4.45 per share, respectively. As of July 31, 2015, the Company has withheld approximately $8,000 from employees participating in the phase that began on July 1, 2015. As of July 31, 2015, 69,082 shares of common stock were available for future purchase under the Purchase Plan.

The following table presents the classification of pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income (loss) for the three and nine months ended July 31, 2015 and 2014:

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2015	2014	2015	2014
Cost of revenues	$1	$1	$3	$4
Selling and marketing	25	22	69	59
General and administrative	104	98	277	265
Research and development	1	2	4	6
Stock-based compensation expense	$131	$123	$353	$334

Tax Impact of Stock-Based Compensation

The Company reports the benefit of tax deductions in excess of recognized stock-based compensation expense on the consolidated statements of cash flows as financing cash flows. For the nine months ended July 31, 2015 and 2014, there were no excess tax benefits.

(5)	Inventories

Inventories consisted of the following as of July 31, 2015 and October 31, 2014:

(In thousands)	2015	2014
Raw materials	$2,768	$2,473
Work-in-process	1,156	541
Finished goods	2,319	2,534
	$6,243	$5,548

(6)	Intangible Assets

Intangible assets consisted of the following as of July 31, 2015 and October 31, 2014:

(In thousands)	2015	2014
Intangible assets:
Developed technology	$7,767	$7,893
Customer and distributor relationships	373	429
Trademarks and trade names	254	283
Software	258	620
Capitalized software in progress	2,496	2,161
	11,148	11,386
Less: accumulated amortization	(6,972)	(7,011)
	$4,176	$4,375

The Company amortizes the intangible assets related to developed technology, patents and trademarks using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Total amortization expense was $360,000 and $37,000 for the three months ended July 31, 2015 and 2014, respectively and $534,000 and $106,000 for the nine months ended July 31, 2015, respectively. The increased expenses in fiscal 2015 are due to the identified intangible assets in the MediSoft SA acquisition on August 1, 2014 and an impairment charge of $266,000. Of the total, amortization expense related to software costs of $305,000 and $30,000 is included in cost of equipment, supplies and accessories revenues for the three months ended July 31, 2015 and 2014, respectively, and $366,000 and $86,000 is included in cost of equipment, supplies and accessories revenues for the nine months ended July 31, 2015 and 2014, respectively. Amortization expense classified in cost of equipment, supplies and accessories revenue for the three and nine months ended July 31, 2015 includes $266,000 of software development costs that were written off in the 2015 third quarter to fully impair one software product deemed to have no future value as of July 31, 2015. The Company estimates it will incur the following amortization expense in future fiscal years based on the intangible assets the Company expects to have placed in service at the end of fiscal 2015:

(In thousands)	Amortization
Three months ending October 31, 2015	$104
2016	340
2017	318
2018	296
2019	239
2020	182
Thereafter	384
$1,863

This table does not include estimated amortization expense of $158,000 for patents included in “Developed technology,” not yet placed into service, and capitalized software costs of $2,155,000 for software the Company expects to place into service after the current fiscal year. The Company capitalized software development costs of $179,000 and $155,000 during the three months ended July 31, 2015 and 2014, respectively and $531,000 and $505,000 during the nine months ended July 31, 2015 and 2014, respectively. Upon completion of these development projects, the Company expects to amortize the capitalized software costs over a five year period.

(7)	Warranty Reserve

Sales of the Company’s equipment are subject to a warranty obligation. Equipment warranties typically extend for a period of twelve months from the date of installation. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies that it deems defective in workmanship or materials. The Company reserves the right to reject warranty claims if it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company maintains a warranty reserve that reflects the estimated expenses it will incur to honor the warranties on its products. The Company adjusts the warranty reserve based on the number and type of equipment subject to warranty and the remaining months of warranty coverage. The warranty reserve adjustment reflects the Company’s historical warranty experience based on the type of equipment.

Warranty provisions and claims for the nine months ended July 31, 2015 and 2014 were as follows:

(In thousands)	2015	2014
Balance, beginning of period	$109	$147
Warranty provision based on units sold	158	110
Periodic reserve adjustments	63	42
Warranty claims	(192)	(202)
Balance, end of period	$138	$97

(8)	Financing Arrangements

On July 24, 2014, MGC Diagnostics Corporation and its wholly-owned subsidiary Medical Graphics Corporation (collectively the “Company”) entered into a credit agreement (“Agreement”) with BMO Harris Bank NA (“Bank”).

The Agreement, as amended, includes a $4.0 million term loan and $250,000 revolving credit facility. The term loan, which bears interest at a floating rate, is payable in equal monthly principal installments of $66,667 over a five-year period commencing August 31, 2014 and is evidenced by a term note. The Company funded the original $4.0 million under the term loan on July 24, 2014. The Company used these proceeds in connection with its acquisition of MediSoft SA. The revolving credit facility had a one-year term, which has been renewed through July 31, 2016. The Company may use the revolving credit facility from time to time for working capital or general corporate needs. The revolving credit facility is evidenced by a revolving note.

The promissory notes under the Agreement are collateralized by substantially all the assets of MGC Diagnostics Corporation and Medical Graphics Corporation and 66% of the equity interest of any first-tier foreign subsidiary, which includes MGC Diagnostics Belgium S.P.R.L., the entity that acquired MediSoft SA and its subsidiaries.

The Company has the ability under the Agreement to designate the term loan and borrowings under the Revolving Credit Facility as either Base Rate Loans or LIBOR Loans. If a loan or a portion of a loan is a LIBOR loan, then the interest rate will be based on the LIBOR rate plus a LIBOR margin that will range from 2.25% to 2.75%, depending upon the Company’s Total Leverage Ratio (2.75% LIBOR margin at July 31, 2015). If a loan or a portion of a Loan is a Base Rate Loan, then the interest rate will be based on the Bank’s Base Rate, plus a Base Rate Margin from 1.25% to 1.75% based on the Company’s Total Leverage Ratio (1.75% Base Rate Margin at July 31, 2015). The interest rates on outstanding balances will change, based on changes in the Bank Base Rate or the LIBOR rate. The interest rate on the term loan was 5% as of July 31, 2015.

The Agreement, as amended, defines adjusted earnings before interest, taxes, depreciation, amortization and foreign currency gains(losses) (“adjusted EBITDA”) used to determine the leverage ratio (outstanding loans divided by adjusted EBITDA) and the fixed charge coverage ratio (adjusted EBITDA divided by total interest, loan principle, taxes, cash dividends and share repurchases paid). The Agreement includes covenants that limit the Company’s borrowing to the maximum leverage ratio and a minimum fixed charge coverage ratio. Maintenance of the fixed charge coverage ratio is a condition to repurchasing the Company’s shares or paying any dividends.

The Company must attain the following covenants given the amended agreement:

•	A maximum leverage ratio and minimum fixed charge coverage ratio; and

•	Consult with and obtain the approval of the Bank if the Company makes changes in its senior executive management team, other than the changes that substantially retain the existing operating responsibilities of these executives,

At July 31, 2015, the Company was in compliance with all financial and non-financial covenants under the Agreement.

(9)	Net Income (Loss) per Share

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

The Company had unexpired options and warrants for the purchase of its common stock and unvested restricted and performance stock awards as of July 31, 2015 and 2014 of 418,385 and 189,805 shares, respectively.

Shares used in the net income (loss) per share computations are as follows:

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2015	2014	2015	2014
Weighted average common shares outstanding - basic	4,251	4,187	4,227	4,162
Dilutive effect of stock options and unvested restricted shares	9	—	15	—
Weighted average common shares outstanding - diluted	4,260	4,187	4,242	4,162

As a result of the net loss for the three and nine months ended July 31, 2014, all outstanding warrants, stock options and unvested restricted stock shares were considered anti-dilutive and, therefore, were excluded from diluted loss per share for the period. Anti-dilutive shares excluded from the calculation for the three and nine months ended July 31, 2015 totaled 361,000 and 388,000, respectively.

(10)	Income Taxes

The Company has recorded a (benefit from) provision for income taxes of $ (3,115,000) and $10,000 for the three months ended July 31, 2015 and 2014, respectively, and $(3,399,000) and $46,000 for the nine months ended July 31, 2015 and 2014, respectively.

During the third quarter of fiscal 2015, the Company recorded a partial reversal of its valuation allowance. The Company regularly evaluates both positive and negative evidence related to retaining a valuation allowance against its deferred tax assets. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. In the 2015 third quarter, the Company recognized a tax benefit of $3.1 million due to the partial reversal of the valuation allowance on deferred tax assets that are primarily related to its domestic net operating loss carryforwards. This recognition was based on the assessment of all available evidence, including (i) previous three-year cumulative income before infrequent and unusual items, (ii) a history of generating income before taxes for the past two years and (iii) estimates of future Medical Graphics profitability, resulting in a Company determination that it was more likely than not that the Company would be able to realize a portion of its deferred tax assets in the future and a decision to record the non-cash partial reversal of our deferred tax asset valuation allowance of approximately $3,111,000. The Company’s balance sheet at July 31, 2015 reflects this tax benefit as approximately $1.1 million of current and $2.0 million of non-current deferred tax assets.

The Company also recorded a tax benefit of $37,000 and $340,000 in the fiscal 2015 three- and nine-month periods resulting from the benefit of the MediSoft current net operating loss and the reversals of deferred tax liabilities from the MediSoft acquisition.

As of July 31, 2015 and October 31, 2014, the reserve for uncertain tax positions was $70,000 and $57,000, respectively. The reserve increased $13,000 during the three months ended July 31, 2015. If recognized, approximately $50,000 of these benefits would lower the effective tax rate. The remaining $20,000, if recognized, would result in a deferred tax asset subject to a valuation allowance and therefore would not affect the effective rate.

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

The Company has federal net operating loss (“NOL”) and general business tax credit carry forwards; however, the utilization of these tax loss and tax credit carry forwards is limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of an IRS-deemed change in ownership that occurred in the fourth quarter of fiscal 2006. The Company estimates that the amount of federal NOL carry forward from October 31, 2014 that is not limited is approximately $13.0 million. These loss carry forwards will expire in years 2018 through 2034. Additionally, the Company has general business credit carry forwards of $200,000 that will expire in 2033. The Company also has $134,000 of alternative minimum tax credit carry forwards that do not have expiration dates. The alternative minimum tax credit carry forwards are limited by IRC §383, but their ultimate use is not affected since these do not expire.

The Company’s domestic NOL carry forwards of $13.0 million referenced above as of October 31, 2014 include $2.8 million of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit will not be recognized until the deductions reduce taxes payable. Accordingly, since the tax benefit did not reduce the Company’s current taxes payable in 2014, these tax benefits are not reflected in the Company’s deferred tax assets. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when and if recognized. In addition, as of October 31, 2014, the Company has state NOL carry forwards of approximately $2.6 million and foreign NOL carry forwards of approximately $2.5 million. Expiration of state NOLs vary by state and approximately $550,000 will expire in fiscal 2015 if not utilized. Foreign NOL expiration varies by country; however Belgium net operating loss carry forwards, which are approximately $1.7 million, do not expire. All of the foreign subsidiaries generated current period tax losses in fiscal 2015.

(11)	Separation Accrual

During the fourth quarter of fiscal 2014, the Company recorded charges of $188,000 and $24,000 to general and administrative expenses and research and development expenses, respectively, relating to the separation of management personnel. The following table reconciles activity for accrued separation expenses for the following periods.

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2015	2014	2015	2014
Balance, beginning of period	$12	$22	$212	$97
Severance incurred during the period	—	—	8	—
Severance payments	(12)	(22)	(220)	(97)
Balance, end of period (included in employee compensation accrual)	$—	$—	$—	$—

(12)	Segment Reporting

The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales and long-lived assets by geographic area are shown in the following tables.

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2015	2014	2015	2014
Revenues from unaffiliated customers:
United States	$6,887	$5,558	$19,087	$16,483
Americas	195	255	995	935
Europe, Middle East, Africa	1,524	507	5,197	1,925
Asia Pacific	633	277	1,633	985
	$9,239	$6,597	$26,912	$20,328

	July 31, 2015	October 31, 2014
Long-lived assets:		(Revised)
United States	$5,709	$3,772
Europe	6,670	7,896
	$12,379	$11,668

(13)	Litigation

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

The Company, through its Medical Graphics Corporation and MediSoft SA subsidiaries, designs and markets non-invasive cardiorespiratory diagnostic systems that are sold under the MGC Diagnostics, MedGraphics and MediSoft brand and trade names. These cardiorespiratory diagnostic systems have a wide range of applications within cardiorespiratory healthcare. Revenues consist of equipment, supplies and accessories sales as well as service revenues. Equipment, supplies and accessories sales reflect sales of non-invasive cardiorespiratory diagnostic equipment and aftermarket sales of peripherals and supplies. Service revenues consist of revenues from extended service contracts and non-warranty service visits. MediSoft was acquired on August 1, 2014. Its operations are not included for the three and nine months ended July 31, 2014. The Company, however, has included pro forma information for the three and nine months ended July 31, 2014 in Note 3 of Notes to Financial Statements.

Total revenues for the third quarter increased by 40.0% to $9.2 million, compared to $6.6 million for the same period in 2014. Operating expenses for the third quarter were $4.1 million, a 9.2% decrease from the same period in 2014. Net income for the three months ended July 31, 2015 was $3,423,000, or $0.80 per diluted share, compared to net loss of $(889,000), or $(0.21) per diluted share, for the same period in 2014. Net income for the three months ended July 31, 2015 includes foreign exchange losses of $50,000, which result from changes in the value of the Euro in relation to the US dollar during the period.

Results of Operations

The following table contains selected information from our historical consolidated statements of comprehensive income (loss), expressed as a percentage of revenue:

	Three Months ended July 31,		Nine Months ended July 31,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	51.3	44.3	48.7	44.0
Gross margin	48.7	55.7	51.3	56.0
Operating Expenses
Selling and marketing expenses	22.8	30.3	23.6	29.0
General and administrative expenses	13.2	26.2	16.0	20.5
Research and development expenses	7.5	11.4	8.3	9.9
Amortization of intangibles	0.6	0.1	0.6	0.1
Total operating expenses	44.1	68.0	48.5	59.5
Operating income (loss)	4.6	(12.3)	2.8	(3.5)
Interest expense, net	0.8	0.1	0.8	—
Foreign currency loss	0.5	0.9	3.6	0.3
(Benefit from) provision for taxes	(33.7)	0.2	(12.6)	0.3
Net income (loss)	37.0%	(13.5)%	11.0%	(4.1)%

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

Quarterly Comparison of Operations

The following paragraphs discuss the Company’s performance for the three months ended July 31, 2015 and 2014.

Revenues

Total revenues for the three months ended July 31, 2015 increased 40.0% compared to the same period in fiscal 2014. Medical Graphics revenue increased 18.9% for the three months ended July 31, 2015, with domestic and international revenue increasing by 21.9% to $6.8 million and 2.8% to $1.1 million, respectively. Third quarter revenue includes $1.4 million from MediSoft.

Domestic service revenues, which are entirely attributed to Medical Graphics, increased 3.4% to $1.7 million, compared to $1.6 million for the same quarter last year.

Excluding the effect of revenues from competitive conversions and domestic MediSoft revenue, Medical Graphics domestic equipment and accessories revenue grew 56.3% in the fiscal 2015 third quarter compared to the same quarter last year. The Attachment Rate, which reflects the percentage of Extended Service Contracts that were sold during customer equipment purchases, was 25.4% for the fiscal 2015 third quarter.

International equipment, supplies and accessories revenues grew 126.2% to $2.4 million, compared to $1.0 million for the fiscal 2014 third quarter, due primarily to the $1.3 million of revenues contributed by MediSoft from international markets. Excluding MediSoft revenues, Medical Graphics international equipment, supplies and accessories revenues increased 2.8% due to higher sales in the Asia Pacific market.

Gross Margin

Gross margin of 48.7% in the third quarter includes gross margin for Medical Graphics of 50.3% and MediSoft gross margin of 39.9%. The lower MediSoft gross margin percentage is due primarily to MediSoft’s higher reliance on a sales model where product gross margin is shared with distribution partners, who operate in price sensitive markets. In addition, MediSoft’s lower selling volume does not enable it to achieve similar inventory purchasing efficiencies attainable at Medical Graphics. Gross margin for equipment, supplies and accessories was 44.9% for the quarter (46.0% for Medical Graphics and 39.9% for MediSoft), compared to 51.8% for Medical Graphics in the prior year’s quarter. Gross margin for services was 66.0% for the quarter, compared to 67.5% for the prior year’s quarter.

During the quarter, Medical Graphics wrote off $266,000 of capitalized software development costs for its Breeze/WebReview product. The write-off is due to management’s belief that future product sales of this optional software feature will be insufficient to support the carrying value of the asset and was therefore deemed to be impaired. This action does not affect the Company’s core product offerings. The write-off reduced 2015 third quarter Medical Graphics’ total gross margin by 340 basis points, and Medical Graphics’ gross margin for equipment, supplies and accessories by 430 basis points.

Selling and Marketing

Sales and marketing expenses were $2.1 million, or 22.8% of revenue, compared to $2.0 million, or 30.3% of revenue in the fiscal 2014 third quarter. This increase is primarily due to MediSoft sales and marketing expenses of $191,000, partially offset by $88,000 of lower sales and marketing expenses for Medical Graphics, including reductions of $46,000, $38,000, $32,000 and $67,000 in travel, telemarketing, convention and personnel and incentives costs, respectively, offset by $94,000 of variable selling costs.

General and Administrative

General and administrative expenses totaled $1.2 million, or 13.2% of revenue, compared to $1.7 million, or 26.2% of revenue in the comparable quarter last year. This decrease is primarily due to $809,000 of lower Medical Graphics expenses, partially offset by MediSoft general and administrative expenses of $302,000. Medical Graphics expense reductions included a $619,000 reduction in corporate development expenses, a $221,000 reduction in personnel and incentives costs and a $48,000 reduction in legal and investor relations costs, partially offset by increased external audit, consulting fees and Board oversight costs of $102,000 associated with the increased business complexity due to the MediSoft acquisition.

Research and Development

Research and development expenses were $694,000, or 7.5% of revenue in the fiscal 2015 third quarter, down from $750,000, or 11.4% of revenue in last year’s third quarter. This decrease is primarily due to $162,000 of lower Medical Graphics research and development expenses, partially offset by MediSoft research and development expenses of $106,000. Internal software development costs capitalized totaled $179,000 and $155,000 in the three months ended July 31, 2015 and 2014, respectively.

Amortization of Intangibles

Amortization of acquired MediSoft related intangibles was $48,000 for the three months ended July 31, 2015. Amortization of patent costs was $7,000 and $7,000 for the three months ended July 31, 2015 and 2014, respectively.

The Company began amortizing capitalized software development costs when its Breeze WebReview software was released to the market in the first quarter of fiscal 2013. The amortization of software development assets consisted of $306,000 and $30,000 for the three months ended July 31, 2015 and 2014 and is included in the cost of equipment revenues due to the direct relationship to equipment units sold. Fiscal 2015 amortization included an impairment charge of $266,000 for the Breeze/WebReview software product. The Company expects the level of future amortization expense related to capitalized software development costs to increase as the Company releases to the market current projects under development.

Provision for Taxes

The Company recorded a tax (benefit) expense of $ (3,115,000) and $10,000 for the three months ended July 31, 2015 and 2014, respectively. The Company regularly evaluates both positive and negative evidence related to retaining a valuation allowance against its deferred tax assets. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

In the 2015 third quarter, Medical Graphics recognized a non-cash income tax benefit approximately $3,111,000 due to the partial reversal of the valuation allowance on deferred tax assets that are primarily related to its net operating loss carryforwards. This recognition was based on the assessment of all available evidence, including (i) previous three-year cumulative income before infrequent and unusual items, (ii) a history of generating income before taxes for the past two years and (iii) estimates of future Medical Graphics profitability, resulting in a Company determination that it was more-likely-than-not that the Company would be able to realize a portion of its deferred tax assets in the future and a decision to record the non-cash partial reversal of our deferred tax asset valuation allowance. The Company’s balance sheet at July 31, 2015 reflects this tax benefit as approximately $1.1 million of current and $2.0 million of non-current deferred tax assets.

For the three months ended July 31, 2015, the Company recorded a benefit of $37,000 from deferred taxes that resulted from the benefit of net operating losses and reversals of deferred tax liabilities attributed to its MediSoft operations in Belgium. Included in the (benefit from) provision for income taxes for each period is state income tax expenses and minimum fees and increases in reserves for uncertain tax positions, as well as anticipated federal alternative minimum taxes for fiscal 2014.

Interest Expense

The interest expense increase is primarily related to borrowings on July 24, 2014, related to the MediSoft acquisition as of August 1, 2014.

Foreign Exchange

During the three months ended July 31, 2015 changes in the value of the Euro expressed in US dollars resulted in $50,000 of foreign currency losses reflected in net loss for the three months ended July 31, 2015, due to the decline in value of the intercompany Euro-denominated note used to partially finance the acquisition of MediSoft. In addition, pertaining to the net asset position for assets and liabilities of MediSoft, we also incurred a non-cash, foreign currency translation gain of $5,000, which is included in the consolidated balance sheets as accumulated other comprehensive loss, and in the consolidated statements of comprehensive income (loss) as other comprehensive income (loss).

Nine Month Comparison of Operations

The following paragraphs discuss the Company’s performance for the nine months ended July 31, 2015 and 2014.

Revenues

Total revenues for the nine months ended July 31, 2015 increased 32.4% compared to the same period in fiscal 2014. Medical Graphics revenue growth was 12.4% for the nine months ended July 31, 2015, with domestic and international revenue increasing by 13.8% to $18.7 million and 6.5% to $4.1 million, respectively. Fiscal 2015 nine month revenues include $4.1 million from MediSoft.

Domestic service revenues, which are entirely attributed to Medical Graphics, increased 9.1% to $5.0 million, compared to $4.6 million for the same period last year.

Excluding the effect of revenues from competitive conversions and domestic MediSoft revenue, Medical Graphics domestic equipment and accessories revenue grew 40.6% in the fiscal 2015 nine-months compared to the same period last year.

International equipment, supplies and accessories revenues grew 103.5% to $7.8 million, compared to $3.8 million for the first nine months of fiscal 2015, due primarily to the $3.7 million of revenues contributed by MediSoft from international markets. Excluding MediSoft revenues, Medical Graphics international equipment, supplies and accessories revenues increased 6.5% due to higher sales in Europe, the Middle East and the Asia Pacific region.

Gross Margin

Gross margin of 51.3% in the fiscal 2015 nine months includes gross margin for Medical Graphics of 54.2% and MediSoft gross margin of 34.7%. Gross margin for equipment, supplies and accessories was 47.0% for the fiscal 2015 nine months (49.8% for Medical Graphics and 34.7% for MediSoft), compared to 51.8% for Medical Graphics in the prior year’s period. See discussion above related to the effect of a software impairment charge of $266,000 in the three months ended July 31, 2015. Gross margin for services increased to 69.9% for the fiscal 2015 nine months, compared to 67.0% for the prior year’s period, primarily due to increased billings to provide service to customers that did not purchase an extended service agreement.

Selling and Marketing

Sales and marketing expenses for the fiscal 2015 nine months were $6.4 million, or 23.6% of revenue, compared to $5.9 million, or 29.0% of revenue in the 2014 period. This increase is primarily due to MediSoft sales and marketing expenses of $699,000, partially offset by $244,000 of lower sales and marketing expenses for Medical Graphics, including reductions of $97,000, $86,000 and $152,000 in personnel, incentives and consulting, travel and telemarketing and advertising, respectively, partially offset by $91,000 of increased variable selling costs.

General and Administrative

General and administrative expenses for the fiscal 2015 nine months totaled $4.3 million, or 16.0% of revenue, compared to $4.2 million, or 20.5% of revenue in the 2014 period. This increase is primarily due to MediSoft general and administrative expenses of $1,116,000, higher Medical Graphics board, legal, external audit and consultant fees of $356,000, associated with the increased business complexity due to the MediSoft acquisition. These increased costs were offset, in part, by lower corporate development costs of $954,000, $77,000 of reduced charges for doubtful accounts, and a $314,000 net reduction in personnel costs due to fiscal 2014 management separations and executive realignments.

Research and Development

Research and development expenses were $2.2 million, or 8.3% of revenue in the fiscal 2015 nine months, up from $2.0 million, or 9.9% of revenue in the prior year period. This increase is primarily due to MediSoft research and development expenses of $352,000, and Medical Graphics new product development expenses of $34,000, partially offset by a decrease of $135,000 for expense related to sustaining engineering projects. Internal software development costs capitalized totaled $531,000 and $505,000 in the nine months ended July 31, 2015 and 2014, respectively.

Amortization of Intangibles

Amortization of acquired MediSoft related intangibles was $147,000 for the nine months ended April 30, 2015. Amortization of patent costs was $20,000 and $20,000 for the nine months ended July 31, 2015 and 2014, respectively.

The Company began amortizing capitalized software development costs when its Breeze WebReview software was released to the market in the first quarter of fiscal 2013. The amortization of software development assets is included in the cost of equipment revenues due to the direct relationship to equipment units sold and consisted of $367,000 and $86,000 for the nine month periods ended July 31, 2015 and 2014, respectively. Fiscal 2015 amortization included an impairment charge of $266,000 for the Breeze/WebReview software product. The Company expects the level of future amortization expense related to capitalized software development costs to increase as the Company releases to the market its current projects under development.

Provision for Taxes

The Company recorded tax (benefit) expense of $(3,399,000) and $46,000 for the nine months ended July 31, 2015 and 2014, respectively. For the nine months ended July 31, 2015, the Company recorded a non-cash income tax benefit of approximately $3,111,000 related to the release of valuation allowance on domestic deferred tax assets. See additional discussion above in “Quarterly Comparison of Operations-Provision for Taxes” on considerations that led to the partial valuation allowance reversal. In addition, the Company recorded a benefit of $340,000 from deferred taxes which resulted from the benefit of net operating losses and reversals of deferred tax liabilities attributed to its MediSoft operations in Belgium. Included in the (benefit from) provision for income taxes for each period is state income tax expenses and minimum fees and increases in reserves for uncertain tax positions, as well as anticipated federal alternative minimum taxes for fiscal 2015.

Interest Expense

The interest expense increase is primarily related to borrowings on July 24, 2014, related to the MediSoft acquisition as of August 1, 2014.

Foreign Exchange

During the nine months ended July 31, 2015 the value of the Euro expressed in US dollars declined by approximately 13.1%. This resulted in $958,000 of foreign currency losses reflected in net loss before taxes for the nine months ended July 31, 2015, due to the decline in value of the intercompany Euro-denominated note used to partially finance the acquisition of MediSoft. In addition, net asset values of MediSoft have declined, resulting in $122,000 of foreign currency translation adjustment losses, which are included in accumulated other comprehensive loss within the consolidated balance sheet as of July 31, 2015.

Liquidity and Capital Resources

The Company has financed its working capital and liquidity needs over the last several years through revenue generated by the operations of its wholly-owned Medical Graphics Corporation subsidiary.

As of July 31, 2015, the Company had cash and cash equivalents of $5.4 million and working capital of $11.8 million. During the nine months ended July 31, 2015, the Company generated $565,000 in cash from operating activities, with $1,611,000 provided by operations before changes in working capital items. Accounts receivable increased $122,000, while day sales outstanding (“DSO”), which measures how quickly receivables are collected, increased 1 day to 69 days from October 31, 2014 to July 31, 2015. Inventory increased by $710,000, as days of inventory on hand decreased to 124 days as of July 31, 2015, 31 days less than at July 31, 2014. Accounts payable decreased by $151,000. Employee compensation accruals as of July 31, 2015 were $272,000 lower than October 31, 2014 levels, reflecting the payments of accrued sales commissions and separation costs that existed on October 31, 2014.

During the nine months ended July 31, 2015, the Company used $607,000 in cash to purchase property, equipment and intangible assets. The Company has no material commitments for capital expenditures for the remainder of fiscal 2015. The Company’s fiscal 2015 operating plans include additional costs to develop the Company’s next-generation software platform, including expensed development efforts and capitalized software development costs. The Company received approximately $447,000 in cash in the 2015 third quarter from a bank guarantee that was established as part of the July 2014 stock purchase agreement between the Company and the MediSoft selling shareholders to compensate the Company for violations of representations and warranties in the stock purchase agreement. The Company has notified the Medisoft selling shareholders of its claim against them for the violation of the representations and warranties and has been engaged in a dispute resolution process. While the Company is in receipt of the $447,000 bank guarantee cash, the claims the Company have asserted against the Medisoft selling shareholders have not been resolved. If the parties are unable to resolve these claims the Company may commence litigation against the selling shareholders.

The Company used cash of $535,000 during the fiscal 2015 nine months in financing activities, primarily resulting from loan payments of $600,000. In addition, the Company received $118,000 from share issuances under its employee stock purchase plan, partially offset by $48,000 of amounts paid for share withholding to support statutory minimum income tax withholding requirements on vesting restricted share arrangements.

On July 24, 2014, the Company entered into a credit agreement (“Agreement”) with BMO Harris Bank NA. The Company and BMO Harris entered into Amendment No 1 to the Credit Agreement on January 29, 2015. The Agreement, as amended, includes a $4.0 million term loan and a $250,000 revolving credit facility, which may also be used for the issuance of standby and commercial letters of credit. The term loan, which bears interest at a floating rate, is payable in equal monthly principal installments of $66,667 over a five-year period commencing August 31, 2014. The revolving credit facility has a one-year term currently expiring on July 31, 2016.

The Agreement includes other usual and customary covenants for facilities of this nature, and requires the Company to comply with the Agreement’s financial covenants. The Company’s failure to comply with these financial covenants, or other violations, would constitute an event of default. In addition, in connection with the payment of any cash dividends or other shareholder distributions, the Company must ensure that it will continue to comply with the financial covenants after the distribution. The financial covenants, as adjusted on January 29, 2015, include the following:

1.	Total Leverage Ratio: not greater than 2.75 on July 31, 2015 and 2.50 on October 31, 2015 and thereafter.
2.	Adjusted Fixed Charge Coverage Ratio: not less than 1.10 on July 31, 2015 and 1.25 on October 31, 2015 and thereafter.

The interest rate on the term loan was 5% as of July 31, 2015 and October 31, 2014.

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

Our actual results may differ materially depending on a variety of factors including:

•	national and worldwide economic and capital market conditions;

•	continuing cost-containment efforts in our hospital, clinic and office markets;

•	our ability to successfully and profitably integrate and operate our new MediSoft SA subsidiary;

•	foreign exchange rate fluctuation exposure resulting from our acquisition of MediSoft SA and increased future international operations;

•	uncertainty or changes in future medical reimbursement requirements;

•	our ability to remain as qualified providers for group purchasing organizations ensuring continued access to our markets;

•	our ability to comply with our bank covenants;

•	our ability to successfully operate our business, including successfully converting our increasing research and development expenditures into new and improved cardiorespiratory diagnostic products and services and selling these products and services into existing and new markets;

•	our ability to complete our software development initiatives and migrate our software platform to next-generation technology;

•	our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations, which will enable us to increase revenues and profitability as opportunities develop;

•	our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers;

•	our ability to expand our international revenue through our distribution partners;

•	our ability to generate sufficient levels of future taxable income to realize our recorded deferred tax assets,

•	medical device taxation related to national healthcare reform, including the current 2.3% medical device excise tax;

•	our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products and claims associated with our prior cardiac stimulation products;

•	our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future;

•	our ability to operate our domestic and international business in compliance with Federal Food and Drug Administration and international regulatory requirements, including obtaining and retaining approval or clearance for the medical device products we market and sell;

•	our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; and

•	our dependence on third-party vendors.

Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the above discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including the Annual Report on Form 10-K for the year ended October 31, 2014

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our August 1, 2014 acquisition of MediSoft SA and its subsidiaries introduced considerably more exposure to currency fluctuations, which are reflected in the fiscal 2015 loss for the Euro-denominated intercompany instruments that are not regarded as permanent funding. The exposure to currency on the remaining net assets of the acquired entities is reflected in accumulated other comprehensive loss in the consolidated balance sheet. A lower US Dollar/Euro conversion rate developed since the July 2014 funding of intra-company loans to our Belgian holding company for the August 1, 2014 acquisition of MediSoft. Further US Dollar/Euro rate reductions or increases will result in an effect on the Company’s financial statements in amounts that could be material to our consolidated financial position, results of operations and cash flows.

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

(b) Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. §1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements and (vi) document and entity information.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGC DIAGNOSTICS CORPORATION
(Registrant)

September 14, 2015	By:	/s/ Todd M. Austin
Todd M. Austin
Chief Executive Officer

September 14, 2015	By:	/s/ Wesley W. Winnekins
Wesley W. Winnekins
Chief Financial Officer

