Form 10-K
period 2015-10-31
MGC DIAGNOSTICS Corp
filed 2016-01-29
CIK 815093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended October 31, 2015.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $29,874,000 as of April 30, 2015, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $6.95 per share.

As of January 16, 2016, the Company had outstanding 4,337,072 shares of Common Stock, $0.10 par value.

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on March 16, 2016 are incorporated by reference into Part III of this Form 10-K.

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

Overview

MGC Diagnostics Corporation (the “Company”) is a global medical technology company dedicated to cardiorespiratory health solutions. The Company designs, markets and sells non-invasive cardiorespiratory diagnostic products through its Medical Graphics Corporation subsidiary under the MGC Diagnostics brand and trade name and through its Medisoft subsidiary under the Medisoft brand and trade name. MGC acquired Medisoft on August 1, 2014. The Company’s product portfolio provides solutions for disease detection, integrated care, and wellness across the cardiorespiratory healthcare spectrum. The Company sells its products internationally through distributors and in the United States through a direct sales force targeting specialists located in hospitals, university-based medical centers, medical clinics, physician offices, pharmaceutical companies, medical device manufacturers, and clinical research organizations (“CROs”). The Company’s cardiorespiratory diagnostic products measure flow and respiratory pressures and, in most cases analyze the inhaled and exhaled gases such as oxygen and carbon dioxide. The Company operates in a single industry segment: the research, development, manufacture and marketing of non-invasive cardiorespiratory diagnostic products.

The Company had revenues of $37.5 million and operating income of $1.6 million for the year ended October 31, 2015. Domestic product sales and service revenue accounted for 71.9% of fiscal 2015 revenue while international product sales accounted for the remaining 28.1%. Revenue consists of equipment, supply and accessory sales as well as service revenue. Equipment, supply and accessory sales reflect sales of non-invasive cardiorespiratory diagnostic equipment and aftermarket sales of peripherals, software, supplies and additional training. Service revenue consists of revenues from extended service contracts and non-warranty services.

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

Health care professionals use diagnostic pulmonary function assessment to diagnose lung diseases such as asthma or COPD; the majority of assessments are performed for diagnostic purposes or to monitor patient response to therapy. Pulmonary function testing is an important tool in the management of respiratory diseases including asthma, chronic bronchitis, cystic fibrosis, emphysema, and restrictive pulmonary disease, among others. The majority of pulmonary function assessments are performed on patients with suspected pulmonary disease; however, there are non-pulmonary applications for cardiology, chemotherapy and neuromuscular analysis. Pulmonary function applications range from (i) basic lung function screening, to (ii) pre-operative surgical evaluations and post-operative assessment of heart and lung transplant patients, to (iii) disability assessment from occupational exposures, and to (iv) documenting responses to a variety of therapies.

These pulmonary function products fall into four major product categories: (i) Spirometry, (ii) Complete Pulmonary Function, (iii) Body Plethysmography and (iv) Specialty Products.

•	Spirometry. Spirometry is a relatively simple, painless, and inexpensive method of assessing pulmonary function. In this procedure, the patient breathes into a spirometer, an instrument that measures and records (i) the volume of exhaled or “expired” air and (ii) the airflow rate for a specific time period. Spirometry provides measurement, lung capacity and mechanical properties of airflow. Due to the simplicity of testing and the availability of portable equipment, spirometry is widely used in both inpatient and outpatient settings. MGC Diagnostics markets the Medical Graphics CPF S/D USBTM and the Medisoft Micro 5000 and Micro 6000 spirometers. The spirometer is a product platform that can be upgraded to complete a pulmonary function or cardiopulmonary exercise system.

•	Complete Pulmonary Function. Pulmonary function testing equipment measures and analyzes breathing to evaluate the condition of the heart, lungs, and metabolism. The technique is used to diagnose and manage numerous pulmonary conditions. Although diagnostic spirometry is adequate for basic pulmonary function screening, complete pulmonary function analysis is required to diagnose the specific cause of lung disease. MGC Diagnostics markets Medical Graphics Ultima PF SeriesTM, Medisoft SpiroAir and Medisoft HypAir as complete pulmonary function systems. These complete pulmonary function systems, available as a desktop or cart-mounted configuration, perform spirometry, non-invasive measurement of an individual’s total lung capacity, respiratory mechanics and diffusing capacity, and the oxygen transfer across the lungs into and out of the bloodstream.

•	Body Plethysmograph. Body plethysmographs consist of an airtight, transparent patient cabin, an adjustable support arm, pressure transducers for measuring mouth and cabin pressure and a computer. Many devices also incorporate diffusing capacity and lung volume by nitrogen washout, which enhances the scope of use. The patient sits inside the enclosure and undergoes diagnostic pulmonary function tests. MGC Diagnostics markets the Medical Graphics Platinum Elite and the Medisoft BodyBox Series, each of which are designed to minimize patient anxiety and discomfort while maximizing accuracy. These systems’ designs optimize patient comfort with a clear-view acrylic enclosure and allow testing of a broad population, including pediatric patients and individuals in wheelchairs.

The Medical Graphics Platinum Elite is available in two primary configurations:

–	Platinum Elite DL. The Platinum Elite DLTM body plethysmograph performs spirometry, measures the total volume of air in the lung and resistance to airflow in the airways of the person’s lungs. It also performs the diffusion test described below.

–	Platinum Elite DX. The Platinum Elite DXTM body plethysmograph performs all the same tests as a Platinum Elite DL, and also performs the nitrogen washout test.

The Medisoft BodyBox Series is available in three primary configurations:

–	BodyBox Standard, XL and Pediatric Models. The Medisoft BodyBox Models differ primarily in physical size designed to accommodate specific needs of specialized healthcare professionals performing testing in diverse settings.

–	The Medisoft BodyBox testing options are highly configurable allowing the modular addition of multiple diffusion configuration options, nitrogen washout and lung mechanic options.

•	Specialty Products. Specialty diagnostic pulmonary function testing products include the measurement of exhaled biomarkers and complex cardiorespiratory neuro-mechanics. MGC Diagnostics markets the Medisoft FeNO, FeNO+ and HypAir Muscle Study Systems using licensed technologies.

–	Medisoft FeNO and FeNO+. Patients with allergic airway inflammation generally have higher than normal levels of nitric oxide (NO) in their exhaled breath. By measuring the concentration of NO in an exhaled breath (fractional exhaled nitric oxide or FeNO), clinicians can evaluate allergic airway inflammation in patients with underlying asthma. The Medisoft FeNO and FeNO+ Nasal devices are specifically designed for use in specialty laboratories by healthcare professionals in the evaluation of airway inflammation.

–	Medisoft HypAir Muscle Study. Patients with complex neuromuscular disease may be evaluated by studying muscle and neural drive stimuli to breathing. The Medisoft HypAir Muscle Study system measures the work of breathing though a series of pressure sensors and external neural stimulators.

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

MGC Diagnostics pulmonary function products include applications that:

•	enable the early detection of lung disease;
•	evaluate the effect of medication;
•	monitor patients with chronic disease;
•	diagnose lung diseases (i.e. asthma, emphysema and bronchitis/COPD);
•	manage treatment;
•	assess the surgical risk of lung transplant and lung reduction candidates; and
•	evaluate the impact of diseases such as neuromuscular disease on breathing.

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

Cardiopulmonary exercise testing is useful (i) to differentiate between cardiac and pulmonary problems, (ii) to diagnose exercise-induced asthma, (iii) to assess preoperative risk, (iv) to determine disability and response to therapeutic interventions, (v) to determine the functional status in heart failure, and (vi) to develop exercise programs.

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

The Medical Graphics Ultima Series is sold in the following different configurations:

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

MGC Diagnostics’ Medisoft Ergocard Series is sold in the following configurations:

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

Applications for MGC Diagnostics’ Medical Graphics Ultima CPX, CCM Express and VO2000 and Medisoft Erogocard Professional, Erogocard Clinical and Ergocard ECG exercise and metabolic products include:

•	screening for early signs of cardiac and pulmonary dysfunction through differential diagnosis (distinguishing between cardiovascular and pulmonary disease),
•	establishing exercise prescriptions and training programs,
•	evaluating the efficacy of prescribed therapy, and
•	determining appropriate nutritional support requirements.

Customers currently include hospital pulmonary and stress testing laboratories, cardiology and pulmonary office-based clinics, critical care units, cardiac rehabilitation units and weight management clinics.

Cycle Ergometers and Treadmills

The Company offers several models of exercise devices that provide healthcare professionals and patients a tool for improved diagnosis and more successful outcomes in clinical rehabilitation. A cycle ergometer is a specially-designed stationary exercise bicycle that can operate at a broad spectrum of resistance levels while a treadmill is a motorized walking/running surface that can operate at different inclines to produce a range of work levels. These ergometers and treadmills can be used and controlled by the Company’s cardiopulmonary exercise testing products.

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

Competition

The industry for companies selling cardiorespiratory diagnostic products is mature and competitive. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by MGC Diagnostics. The Company’s competitors include both large and small medical companies, some of which have greater financial and technical resources and broader product lines. CareFusion (a subsidiary of Becton Dickinson), nSpire Health, Cosmed, Ganshorn, ndd and Morgan Scientific are the Company’s principal competitors. The Company believes that the primary competitive factors in its markets are product features, customer service, price, quality, product performance, market reputation, breadth of product offerings and effectiveness of sales and marketing efforts. The Company believes that its product quality, product performance, market reputation and customer service are true differentiators that will contribute to future growth.

The Company believes price competition will continue to be an important factor in customer purchasing patterns as a result of healthcare cost containment pressures in both the domestic and international health care industry. Domestically, a number of industry participants and associations increasingly rely on group purchasing organizations (“GPOs”) in the effort to contain healthcare costs. During fiscal 2010 through fiscal 2012, the Company became a qualified provider for several of the larger domestic GPOs to ensure the Company’s continued access to its market and to efficiently increase its sales to the expanded numbers of companies using these buying groups. Our relationship with these GPOs is continuing and can provide MGC with additional exposure to customers whose relationships with the GPO precluded past relationships with them. As the numbers of purchasers aligning with these GPOs have increased, the percentage of Company revenues attributable to GPO sales has increased as well.

Any product developed by the Company that gains regulatory approval must compete for market acceptance and market share. The timing of market introduction of competitive products could adversely affect the competitiveness of the Company’s products. Accordingly, the relative speeds with which the Company can develop products, complete clinical testing and the regulatory approval process and supply commercial quantities of the product to the market are important competitive factors. The Company expects that competition will also be based on many factors, including device size and weight, longevity, ease of programmability, ability to provide diagnostic capability, product reliability, physician familiarity with the device, patent protection, sales and marketing capability, third-party reimbursement policies, reputation and price. The Company has protected its products with various patents and trademarks when possible.

Manufacturing

MGC’s Medical Graphics subsidiary currently designs and assembles all major sensor components of its cardiopulmonary diagnostic products including its data acquisition systems, flow measurement sensors, gas sample lines, gas chromatograph, nitrogen, carbon dioxide, oxygen and other gas analyzers. The Company purchases Medical Graphics-designed sheet metal, electrical components, printed circuit boards and some measurement devices from outside vendors and these components are tested, assembled and packaged by Medical Graphics personnel into fully integrated systems.

MGC’s Medisoft subsidiary currently designs, fabricates and assembles all major sensor components of its cardiopulmonary diagnostic products including its data acquisition systems, flow measurement sensors, gas sample lines, nitrogen, carbon dioxide, oxygen and other gas analyzers. Medisoft designs and fabricates sheet metal, electrical components, and printed circuit boards at its Belgium facility. Medisoft purchases some measurement devices from outside vendors; Medisoft personnel then test, assemble and package these components into fully integrated systems.

The Company also acquires general-purpose computers, monitors and printers from a variety of sources and integrates its proprietary software modules into these products. Medical Graphics acquires its cycle ergometers and treadmills from third parties, while Medisoft manufactures its treadmills and acquires ergometers from third parties.

The Company’s Quality Management System is certified to the requirements of ISO 13485:2003, Canadian Medical Device Regulations Part 1, and European Union Medical Device Directive Annex II regarding the Development and Production of Cardiorespiratory devices. See “Foreign Government Regulation.” below for additional discussion of the Company’s ISO 13485:2003 certification.

Marketing and Distribution

MGC Diagnostics’ Medical Graphics subsidiary markets its products in the United States through its direct sales force that sells into hospitals, university-based medical centers, medical clinics, physician offices, pharmaceutical companies, medical device manufacturers and clinical research organizations. Medical Graphics markets its products to a wide range of customers that use its products and services across a broad market continuum. Each Medical Graphics domestic salesperson is responsible for a specific geographic area and is compensated with a base salary, expense reimbursement and a sales commission plan.

Outside the United States, Medical Graphics markets its products through a network of independent distributors. During fiscal 2015, Medical Graphics used 64 distributors to sell its products into approximately 52 countries. These distributors typically carry a select inventory of Medical Graphics products and sell those products in specific geographic areas, generally on an exclusive basis. International revenues accounted for 17.7% and 17.5% of total Medical Graphics revenue for the years ended October 31, 2015 and 2014, respectively. All of Medical Graphics’ international sales are made on a United States dollar-denominated basis to distributors.

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

Outside the direct markets of France and Belgium, Medisoft markets its products through a network of independent distributors. During fiscal 2015, Medisoft used approximately 13 distributors to sell its products into approximately 36 countries. These distributors typically carry a select inventory of Medisoft products and sell those products in specific geographic areas, generally on an exclusive basis. Revenues outside of Belgium accounted for 90% of total Medisoft revenue for fiscal 2015. All of Medisoft’s international sales are made on a Euro-denominated basis to distributors.

International sales involve certain risks not ordinarily associated with domestic business, including fluctuations in the purchasing power of local currencies, reliance on distributors and country-specific policies and procedures. Medical Graphics sells all its products on a dollar-denominated basis while Medisoft sells all its products on a Euro-dominated basis. As a result, although neither subsidiary has direct exposure to currency exchange rates risk, changes in exchange rates affect the relative competitiveness of the Company’s products and services in various markets.

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

Other Company marketing initiatives include educational seminars, print advertisements, direct mail, telemarketing and e-marketing campaigns through its websites www.mgcdiagnostics.com and www.Medisoft.be. Group Purchasing Organizations (“GPOs”) have become increasingly present in our market as hospitals work to streamline their supply chain. Vendors can become accredited by the GPOs, which can facilitate the selling process. The Company has a relationship with all major GPOs, including Amerinet, HealthTrust, Premier Purchasing, Novation, and the Government Services Administration (“GSA”). Sales associated with GPO relationships were $16.1 million and $16.0 million in fiscal 2015 and 2014, respectively.

Research and Development

In fiscal 2015, MGC Diagnostics continued to develop new products and implemented product improvements designed to enhance product reliability and improve margins. The Company’s research and development initiatives are targeted for hospitals, clinics and physician’s offices. An integral component of the Company’s future growth strategy is the development and introduction of additional new products and complementary software.

Research and development expenses were $2.9 million and $2.8 million for the years ended October 31, 2015 and 2014, respectively. Fiscal 2015 and 2014 expenditures included costs of the Company’s initiative to migrate its products’ operating software to a next-generation platform that includes added functionality and flexibility, providing the foundation for a future product pipeline of new integrated patient care and consumer health programs.

In addition to research and development amounts expensed, the Company’s fiscal 2015 and 2014 internal investments included costs that were capitalized and will be amortized as the Company completes its software development and puts the products into service. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development.

Intellectual Property

Patents and trademarks are critical in the medical device industry. The Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs. The Company also relies upon trade secrets and proprietary know-how.

The Company relies on a combination of patent, trademark and trade secret laws to establish proprietary rights in its products. MGC Diagnostics’ Medical Graphics subsidiary currently holds 7 United States patents, with 1 patent pending and a number of foreign patents with respect to technologies covered by its United States patents. These patents collectively cover the various aspects of MGC Diagnostics’ core technologies, ranging from gas analysis, pressure and flow measurement to methods of analyzing cardiorespiratory data and expert system software. MGC Diagnostics’ Medisoft subsidiary currently has 2 patents pending covering diagnostic technologies used in its products.

United States patents filed on or after June 8, 1995 have a term of 20 years from the date on which the patent application was filed. Domestic patents in force on June 8, 1995 and patents issued on applications filed prior to June 8, 1995 automatically have a term that is the greater of 20 years from the date of filing or 17 years from the patent grant.

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

Although patent and intellectual property disputes in the medical device industry have often been settled through licensing agreements or similar arrangements, costs associated with these arrangements may be substantial and we cannot ensure that necessary licenses would be available to the Company on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company’s business, financial condition and results of operation.

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

As Class II devices, the Company’s domestic sales of its registered devices became taxable when the Health Care and Education Reconciliation Act of 2010 (in conjunction with the Patient Protection and Affordable Care Act, Public Law 111-152) added section 4191, Medical Devices for sales subsequent to December 31, 2012. This excise tax is levied at a rate of 2.3% of the relevant sales price of the products. Effective January 1, 2016, and ending on December 31, 2017, The Consolidated Appropriations Act, 2016, signed into law on December 18, 2015, included a two-year moratorium on the medical device excise tax. Whether there may be permanent repeal of the tax at a later date will depend on a variety of factors, including the outcome of the 2016 American presidential election.

Class II Requirements. Section 510(k) of the Act requires individuals or companies manufacturing medical devices intended for use with humans to file a notice (“510(k) Notification”) with the FDA at least 90 days before introducing a product not exempted from notification requirements into the marketplace. The 510(k) Notification must state the class in which the device is classified and the action taken to comply with performance standards or pre-market approval that may be needed if the device is a Class II or Class III device, respectively. Under Section 510(k), a medical device can be marketed if the FDA determines that the device is substantially equivalent to similar devices marketed prior to May 28, 1976. In the past, Medical Graphics has filed notifications with the FDA of its intent to market its products pursuant to Section 510(k) of the Amendments. The FDA subsequently cleared these products for commercial sale and Medical Graphics is now marketing the devices under Section 510(k). The action of the FDA does not, however, constitute FDA approval of the Company’s products or pass upon their safety and effectiveness.

In addition to the requirements described above, the Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices that they distribute commercially. The Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs, which require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing and quality control. In addition, these manufacturers are subject to inspection on a routine basis for compliance with the QSRs. The FDA’s Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported. The FDA has authority to inspect the Company’s facilities to ensure compliance with the Act and regulations thereunder. Failure to comply with these regulations could have a material adverse effect on the Company’s business, financial condition and results of operations. Medical Graphics is registered as a manufacturer with the FDA and successfully passed its most recent FDA inspection in June 2015.

Foreign Government Regulation.

The Company’s products and processes are also subject to regulation similar to that of the FDA in various foreign countries. ISO 13485:2003 certification indicates that a company’s development and manufacturing processes comply with standards for quality assurance and manufacturing process control. CE Certification evidences a company’s compliance with the requirements of the European Medical Device Directive 93/42/EEC and allows it to affix the “CE Mark” to its products. The CE Mark denotes conformity with the applicable European standards for safety and allows CE marked devices to be placed on the market in all European Union (“EU”) countries. Since June 1998, medical devices cannot be sold in EU countries unless they display the CE Mark. MGC Diagnostics’ Medical Graphics subsidiary received ISO 13485 certification for its development and manufacturing processes in 1998 and has passed annual surveillance and recertification audits, the most recent of which was August 2015. Medisoft also is ISO 13485 certified. Medical Graphics and Medisoft have achieved CE certification for its primary cardiopulmonary testing products. We cannot ensure, however, that Medical Graphics or Medisoft will be able to obtain regulatory approvals or clearances for our products in foreign countries. In addition to compliance with the ISO 13485 Quality System standard, Medical Graphics’ and Medisoft’s products and Quality Systems also meet Part I of the Medical Device Requirements for Canada and have obtained device licenses from Health Canada..

Employees

As of January 16, 2016, the Company had 165 full-time employees (119 in Medical Graphics and 46 in Medisoft). No employees are represented by a collective bargaining agreement and the Company has not experienced any work stoppage. Management believes that relations with its employees are good.

Executive Officers of the Registrant

The executive officers of the Company and their ages at January 29, 2016, were as follows:

Todd M. Austin, age 54, was named Chief Executive Officer of MGC Diagnostics Corporation effective June 1, 2014. Austin joined MGC Diagnostics in February 2012 and served as the Company’s Executive Vice President – Global Marketing, Engineering and Corporate Strategy until he was named Chief Executive Officer. Austin is a globally recognized clinical and medical device industry expert and leader with extensive experience, spanning more than 20 years, in product development and marketing, strategic planning, business development, P&L responsibility and clinical consulting.

From September 2010 to February 2012, Austin provided clinical, strategic and tactical consulting services to senior management for a number of domestic and international healthcare companies, including KarmelSonix, ERT and MGC Diagnostics Corporation. From July 2006 to September 2010, Austin was Director of Marketing for CareFusion, a leading, global health care company, where his responsibilities included overall marketing operations for respiratory diagnostic products supporting global sales in excess of $200 million annually, while coordinating product launch planning for more than 10 global markets. Prior to CareFusion Austin served as Vice President – U.S. Sales and Marketing for Zurich, Switzerland-based ndd Medical Technologies, a pulmonary diagnostic company. He also served as Group Product Manager for Yorba Linda, California-based VIASYS Healthcare and Customer/Product Support and Applications Manager for Sensor Medics Corporation. Austin holds a Bachelor of Science degree from Mount Marty College.

Matthew S. Margolies, age 53, was named President of the Company effective June 1, 2014. Margolies joined the Company in May of 2012 and served as MGC Diagnostics Executive Vice President – Global Sales and Service until he was named President. Margolies has built a career of more than 20 years in the respiratory diagnostics industry.

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

Wesley W. Winnekins, age 54, began serving as Chief Operating Officer and Chief Financial Officer effective June 1, 2014. Winnekins joined the Company as Executive Vice President, Finance and Corporate Development and Chief Financial Officer on February 1, 2013.

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

Our actual results may differ materially depending on a variety of factors including:

•	national and worldwide economic and capital market conditions;

•	continuing cost-containment efforts in hospital, clinic, and office markets;

•	our ability to successfully and profitably integrate our Medisoft SA subsidiary that we acquired on August 1, 2014;

•	Our ability to successfully operate our Medisoft subsidiary in a manner that supports the carrying value of our goodwill;

•	our ability to complete our software development initiatives and migrate our platforms to a next-generation technology;

•	increased foreign-exchange-rate-fluctuation exposure resulting from our acquisition of Medisoft SA and our increased future international operations;

•	our ability to remain as qualified providers for group purchasing organizations, ensuring continued access to our market;

•	uncertainty or changes in medical reimbursement requirements;

•	reinstatement of medical device taxation related to national healthcare reform, including the 2.3% medical device tax, that was suspended for the two years beginning January 1, 2016 and ending December 31, 2017;

•	our ability to comply with covenants in our bank credit agreements, including limitations in these agreements on our ability to repurchase our stock or pay dividends;

•	our ability to obtain FDA clearance to market and sell our forced oscillation technique (“FOT)” product in the United States;

•	our ability to successfully resolve pending litigation with the MediSoft selling shareholders;

•	our ability to successfully resolve pending litigation with NeuroVirtual USA, Inc., related to our rescission of a distribution agreement;

•	our ability to successfully operate our business, to convert our past and continuing research and development expenditures into new and improved cardiorespiratory diagnostic products and services and to sell these products and services into existing and new markets;

•	our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations and that will enable us to increase revenues and profitability as opportunities develop;

•	our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers;

•	our ability to expand our international revenue through our Medical Graphics and Medisoft distribution partners;

•	our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products;

•	our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future;

•	our ability to realize our existing deferred tax assets in domestic and foreign jurisdictions;

•	our ability to successfully expand into adjunct non-core product business lines in the future without exposing ourselves to significant risk through significant inventory or purchase obligations;

•	our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; and

•	our dependence on third-party vendors.

These and other factors are summarized below in this Form 10-K under “Risk Factors.”

Item 1A. Risk Factors.

Our results are affected by changes in worldwide economic and capital markets conditions.

We derived 28.1% and 20.0% of our respective fiscal 2015 and 2014 revenues from outside the United States. Our business may be adversely affected by factors in the United States and other countries that are beyond our control, such as downturns in economic activity or labor conditions in a specific country or region.

Our ownership and operation of Medisoft entails ownership of Euro-denominated assets, liabilities, revenues and expenses and Dollar-Euro currency changes have adversely affected our results.

We incurred foreign currency losses of $929,000 and $456,000 in fiscal 2015 and 2014, respectively. In the same two years, we also incurred foreign currency translation losses of $149,000 and $114,000 that are reflected in accumulated other comprehensive loss in our consolidated balance sheet. Our business may be adversely affected by Euro and other currency rate fluctuations against the US Dollar.

If we are unable to attain synergies from the acquisition of Medisoft, our sustained profitability may be uncertain.

We have made significant personnel and financial resource commitments for the acquisition and integration of Medisoft. Medisoft incurred losses of $999,000 and $508,000 in fiscal 2015 and 2014. If we are unable to adequately integrate Medisoft operations to generate revenue growth and operational synergies our combined profitability and financial position may continue to be adversely affected.

Any goodwill impairment could adversely affect our net income and shareholders’ equity.

We do not amortize goodwill, but test it for impairment. We are required to test goodwill for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Adverse developments may cause the fair value of a reporting unit to fall below its carrying amount; these developments could lead to goodwill measurement and impairment. These developments may include our failure to realize anticipated synergies from our Medisoft acquisition, including significant negative variances between actual and expected financial results and lowered expectations of future financial results. At October 31, 2015, we had recorded $3.3 million of goodwill, as adjusted, from our August 1, 2014 Medisoft acquisition. If Medisoft fails to achieve the future revenue and gross margin levels that we expect, we may be forced to recognize a non-cash impairment with respect to the carrying value of our Medisoft goodwill.

We own significant inventory of a product for which we are pursuing, but have not received, FDA clearance.

We have entered into a distribution agreement under which we agreed to purchase and resell third-party products in markets that are adjacent to our core cardiorespiratory diagnostic products.

In 2013, we entered into an agreement with a European company to purchase forced oscillation therapy (“FOT’) products for resale. As of October 31, 2015, we had FOT inventory with a carrying value of $1,265,000. We are seeking FDA clearance to market and sell this product in the United States, but we cannot ensure we will receive FDA clearance in the near future or at all. Although the FOT product is authorized for sale in number of countries, including European countries, if we do not obtain FDA clearance and our sales outside the United States do not achieve a level that enable to sell this inventory, we may be required to take an impairment charge against this FOT inventory.

We are engaged in litigation with the manufacturer of a sleep diagnostic product.

In March 2014, we entered into an agreement with NeuroVirtual USA, Inc. (“NeuroVirtual”) under which we agreed to purchase and sell NeuroVirtual sleep diagnostics products. At October 31, 2015, we had an inventory of NeuroVirtual sleep diagnostic products with cost of $449,500 and a commitment to purchase an additional $1,471,750 of NeuroVirtual sleep diagnostic products in 2015 and 2016.

In a letter dated December 17, 2015, we informed NeuroVirtual that we were rescinding the distribution agreement. We rescinded the distribution agreement because it violated specific statutory requirements that are unrelated to product safety or performance. Rescission of the distribution agreement requires NeuroVirtual to repurchase our inventory. As an alternative to this repurchase, we offered to enter into a “wind-down agreement” under which we would have the right to sell the sleep diagnostic products inventory we have purchased.

On January 12, 2016, NeuroVirtual commenced a lawsuit against us in the United States District Court for the Southern District of New York, asserting breach of contract, anticipatory breach of contract, and fraud in the inducement. NeuroVirtual has alleged (i) damages of $1,055,120 for breach of contract, (ii) damages of $1,363,850 for anticipatory breach of contract, and (iii) damages of no less than $5.0 million for fraud in the inducement. We believe that our rescission of the distribution agreement was proper and that we have valid defenses to the NeuroVirtual claims. We intend to file an Answer and Counterclaim against NeuroVirtual. At this time, we are unable to provide an estimate of a possible loss, or a range of loss, in connection with this lawsuit.

We have not recognized any impairment of the sleep diagnostic product inventory because we believe that either NeuroVirtual will repurchase the inventory or that the parties will agree that we may sell this inventory. If we are unable to successfully resolve this matter, we may determine that some or all of the sleep diagnostics inventory is impaired and we would be required to record an impairment charge against this inventory.

We have capitalized significant cost and expenses related to new software products.

We capitalize costs to develop new software products because these software products are an integral part of our diagnostic medical devices. We begin to capitalize costs related to new product software once we have achieved technological feasibility and we have completed all research and development for the product’s components. We amortize these software costs on a straight-line basis over the estimated useful life of the related product beginning when the product is available for general customer release. See “Intangible Assets, Note 7 of Notes to Financial Statements.”

At October 31, 2015, we had capitalized software development costs of $2.9 million, a majority of which is related to a new operating software for our cardiorespiratory diagnostic products. During fiscal 2015, we capitalized an additional $740,000 of software development costs. During fiscal 2015, we determined that one software product was impaired and incurred a $265,000 impairment charge. If we determine that any software is impaired in the future, then we will be required to incur a charge against earnings in the amount of the impaired software.

We have commenced litigation against the MediSoft selling shareholders.

In November 2015, we commenced litigation in the French-speaking courts of Brussels, Belgium against the MediSoft selling shareholders for violations of representations and warranties in the stock purchase agreement dated as of July 10, 2014 under which we purchased MediSoft. We alleged that these violations resulted in damages to us of approximately €985,400 ($1,084,000). In May 2015, we received payment of €406,700 ($447,000) with respect to these alleged violations pursuant to a bank-guaranteed contractual escrow fund and we have reflected that payment on our books and records. The defendant selling shareholders have advised us that they intend to assert a counterclaim against us. Although we believe we have valid claims for violations of the stock purchase agreement, litigation in any foreign jurisdiction involves costs and expenses. We currently expect that this litigation process in the Belgian courts may continue until the fall of 2017.

Our success depends on our ability to sell our Medical Graphics and Medisoft cardiorespiratory products into our core hospital, clinic and physician office markets.

We sell our Medical Graphics and Medisoft cardiorespiratory diagnostic products and services to hospitals, clinics and physician offices. Although we encountered stronger sales demand in fiscal 2015 than in fiscal 2014, we experienced disruptive and uncertain economic conditions in several recent years, partially due to cost-containment measures that many of our customers initiated. It is possible that a challenging environment for the sale of our products could develop in fiscal 2016.

Our association with domestic Group Purchasing Organizations(“GPOs”) may result in reduced gross margins.

Price competition or negotiated lower prices with GPOs may exert downward pressure on prices we are able to charge for our products. We cannot ensure that we will be able to offset any downward price pressure through corresponding cost reductions. Any failure to offset this pressure could have an adverse effect on our business, results of operations and financial condition.

Healthcare policy changes, including national legislation to reform the U.S. healthcare system, may have a material adverse effect on our business.

There have been and continue to be proposals by the federal government, state governments, regulators and third-party payers to control healthcare costs and, more generally, to reform the U.S. healthcare system. The Patient Protection and Affordable Care Act imposed a 2.3% excise tax on all U.S. medical device sales beginning in calendar 2013. This tax adversely affected our profitability. Although this tax has been suspended for two years beginning January 1, 2016, it may be imposed again in the future after the period of suspension ends.

If we are unable to sustain profitability in 2016 and beyond, our liquidity may be adversely affected.

Although we were profitable in fiscal 2013 and 2015, we were unprofitable in fiscal 2008 through 2012 and in fiscal 2014 and had an accumulated deficit of $4.4 million as of October 31, 2015. While we believe that our existing cash and cash equivalents balance of $6.6 million as of October 31, 2015 is adequate to support operations for at least the next fiscal year, we must sustain profitability. If this is not possible we may need to obtain additional financing to be able to meet our future cash flow requirements, and we cannot ensure that we will be able to achieve either of these.

The financial stability of our vendors could affect our business and results of operations.

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

Realization of our deferred tax assets depends on our continued profitability.

Our recent profitability and our expectation of future profitability was the basis for the partial reversal of the valuation allowance on Medical Graphics domestic deferred tax assets. The valuation of the respective deferred tax assets of Medical Graphics and Medisoft depends on the respective future profitability of each company. Our inability to achieve necessary levels of profitability could require us to record valuation reserves or impairment losses against our deferred tax assets.

We depend upon our senior management and other key personnel.

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

Our ability to repurchase our common shares or pay cash dividends is governed by a credit agreement.

On July 24, 2014, we entered into a credit agreement with BMO Harris Bank NA. The credit facility currently includes a five-year $4.0 term loan and a $250,000 revolving credit facility. The credit agreement includes other usual and customary covenants for facilities of this nature, and requires us to comply with the agreement’s financial covenants as a condition to repurchasing our shares or paying any dividends.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The Company currently leases a 52,254 square foot building for our office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota. The building is also the location of the Company’s Medical Graphics subsidiary. The building lease for Medical Graphic’s present office and manufacturing space will expire on December 31, 2017. Rent expense for Medical Graphics’ facilities was $261,000 and $249,000 for fiscal 2015 and 2014, respectively. Annual facilities rental costs have been lower than minimum lease payments due to the application of accounting principles that include repayment for lessor funded leasehold improvements in the Saint Paul facility.

As part of the acquisition of Medisoft and its subsidiaries, the Company also has the following additional facilities:

Location	Area	Control	Use
Sorinnes, Belgium	40,000 sq. ft.	Owned	Manufacturing, administrative offices

Lille, France	400 sq. ft.	Leased to 2017	Selling office

Padova, Italy	7,500 sq. ft.	Leased to 2020	Manufacturing, sales offices

We believe our owned and leased facilities are adequate for our current and short-term future needs.

Item 3. Legal Proceedings.

The Company is subject to claims and lawsuits that have been filed in the ordinary course of business. From time to time, the Company brings suit against others to enforce patent rights or to collect debts in the ordinary course of business. The Company is not subject to any pending litigation except as set forth below.

MGC Diagnostics Corporation v. Mr. Guy Martinot and Dr. Jean-Benoît Martinot

In November 2015, the Company commenced litigation in the French-speaking courts of Brussels, Belgium against the selling shareholders of Medisoft for violations of representations and warranties in the stock purchase agreement dated as of July 10, 2014 under which the Company purchased Medisoft. The Company alleged that these violations resulted in Company damages of approximately €985,400 ($1,084,000). In May 2015, the Company received payment of €406,700 ($447,000) with respect to these alleged violations pursuant to a bank-guaranteed contractual escrow fund and has reflected that payment on its books and records. The defendant selling shareholders have advised the Company that they intend to assert a counterclaim against the Company. The Company currently expects that this litigation process in the Belgian courts may continue until the fall of 2017.

NeuroVirtual USA, Inc. v. MGC Diagnostics Corporation

On January 12, 2016, NeuroVirtual USA, Inc. commenced a lawsuit against the Company in the United States District Court for the Southern District of New York asserting breach of contract, anticipatory breach of contract, and fraud in the inducement. NeuroVirtual commenced the lawsuit after MGC, in a letter dated December 17, 2015, informed NeuroVirtual that MGC was rescinding a distribution agreement dated March 31, 2014 between NeuroVirtual and MGC because, among things, NeuroVirtual failed to comply with applicable Minnesota law in connection with the distribution agreement. NeuroVirtual has alleged (i) damages of $1,055,120 for breach of contract, (ii) damages of $1,363,850 for anticipatory breach of contract; and (iii) damages of no less than $5.0 million for fraud in the inducement. MGC believes that its rescission of the distribution agreement was proper and that it has valid defenses to the NeuroVirtual claims. MGC intends to file an Answer and Counterclaim against NeuroVirtual. At this time, the Company is unable to provide an estimate of a possible loss, or a range of loss in connection with this lawsuit.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “MGCD.” The following table sets forth high and low sales prices as reported by the Nasdaq Capital Market for each quarter of fiscal year 2015 and 2014.

MGC Diagnostics Common Stock Prices
Fiscal Years	High	Low
2015
Fourth Quarter	$7.60	$5.00
Third Quarter	6.99	5.13
Second Quarter	7.70	5.96
First Quarter	7.35	5.51

2014
Fourth Quarter	8.50	6.47
Third Quarter	11.33	7.55
Second Quarter	12.34	8.90
First Quarter	13.51	10.90

As of January 20, 2016, there were 292 shareholders of record who held 152,000 shares of the Company’s common stock. In addition, nominees held an additional 4,185,000 shares for approximately 1,000 shareholders holding shares in street name.

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

Equity Compensation Plan Information

Under the MGC Diagnostics Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of October 31, 2015, options for 800,000 shares had been granted, 636,045 shares had been issued upon exercise of options, 163,955 options had been cancelled or forfeited and no options to purchase shares were outstanding. No future shares will be issued under the 2002 Plan.

At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the MGC Diagnostics Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance under the 2007 Plan. The 2007 Plan has been amended several times and currently authorizes the issuance of up to 850,000 shares. As of October 31, 2015, stock options for 177,900 shares were outstanding; 81,157 shares had been issued upon exercise of options; 364,363 shares had been issued pursuant to fully vested restricted stock awards; 49,993 shares were subject to unvested restricted stock awards; 10,221 shares had been issued as performance share awards; 12,807 shares were issued in lieu of quarterly director cash retainer fees and 153,559 shares were available for future grant in some form. Under the terms of the 2007 Plan, as amended, up to 850,000 shares may be issued pursuant to incentive stock awards, up to 550,000 may be issued as incentives for non-employee directors and up to 500,000 may be issued pursuant to restricted stock grants. Accordingly, as of October 31, 2015, we could grant 85,644 additional restricted stock awards out of the 153,559 remaining shares authorized under the 2007 Plan.

During fiscal 2013, the Company initiated a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their quarterly cash retainer fees. During the year ended October 31, 2015 and 2014, the Company issued 7,057 and 4,387 shares, respectively under this program.

The following table provides information as of October 31, 2015 with respect to the shares of the Company’s common stock that may be issued under its 2007 Plan.

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders	177,900	$6.48	153,559

Equity compensation plans not approved by security holders	—	—	—

Total	177,900	$6.48	153,559

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

Item 6. Selected Financial Data

In the table below, we have presented certain selected financial data as of and for each of the years in the five-year period ended October 31, 2015. The financial data has been derived from our audited consolidated financial statements and amounts in fiscal year 2011 have been reclassified to reflect discontinued operations. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data,” including “Note 3 Acquisition” of this Annual Report on Form 10-K.

	Years Ended October 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Statement of Operations Data:		(revised – Note 3)
Revenues	$37,467	$29,988	$31,640	$27,158	$27,002
Cost of revenues	18,148	13,501	13,934	12,347	11,707
Gross margin	19,319	16,487	17,706	14,811	15,295
Operating expenses:
Selling and marketing	8,831	8,519	9,256	8,029	6,758
General and administrative	5,722	5,878	4,762	4,146	4,299
Research and development	2,931	2,805	2,241	3,246	3,239
Amortization of intangibles	232	96	21	437	420
Total operating expenses	17,716	17,298	16,280	15,858	14,716
Operating income (loss)	1,603	(811)	1,426	(1,047)	579
Interest expense (income)	247	69	(1)	(9)	(21)
Foreign currency loss	929	456	—	—	—
Income (loss) from continuing operations before taxes	427	(1,336)	1,427	(1,038)	600
Provision for (benefit from) taxes	(3,549)	(176)	70	25	40
Income (loss) from continuing operations	3,976	(1,160)	1,357	(1,063)	560
Discontinued Operations
Income (loss) from operations of discontinued operations	—	—	—	246	(712)
Gain on sale of discontinued operations	—	—	—	816	—
Income (loss) from discontinued operations	—	—	—	1,062	(712)
Net income (loss)	3,976	(1,160)	1,357	(1)	(152)
Other comprehensive loss-foreign currency, net of tax	(149)	(114)	—	—	—
Comprehensive income (loss)	$3,827	$(1,274)	$1,357	$(1)	$(152)
Weighted Average Common Shares Outstanding:
Basic	4,238	4,171	3,982	3,828	3,767
Incremental effect of options, restricted stock awards and warrants	9	—	63	—	75
Diluted	4,247	4,171	4,045	3,828	3,842
Net income (loss) per share:
Basic
From continuing operations	$0.94	$(0.28)	$0.34	$(0.28)	$0.15
From discontinued operations	—	—	—	0.28	(0.19)
	$0.94	$(0.28)	$0.34	$—	$(0.04)
Diluted
From continuing operations	$0.94	$(0.28)	$0.34	$(0.28)	$0.15
From discontinued operations	—	—	—	0.28	(0.19)
	$0.94	$(0.28)	$0.34	$—	$(0.04)
Dividends declared per share	$—	$—	$0.45	$—	$—

	As of October 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:		(revised – Note 3)
Cash and cash equivalents	$6,553	$5,675	$10,574	$9,665	$8,461
Investments, short term and noncurrent	—	—	—	—	723
Working capital	11,359	9,885	15,411	13,490	13,491
Total assets	35,588	32,384	26,191	21,948	20,772
Total current liabilities	10,357	10,831	7,812	6,303	5,636
Long-term debt	2,158	2,947	—	—	—
Total liabilities	15,661	16,939	10,347	7,198	6,453
Total shareholders’ equity	19,927	15,445	15,844	14,750	14,319
Common shares outstanding at year end	4,274	4,199	4,128	3,885	3,779

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a medical device manufacturer with revenues of $37.5 million for the year ended October 31, 2015. Domestic product sales and service revenue accounted for 71.9% of fiscal 2015 revenue while international product sales accounted for the remaining 28.1%. On August 1, 2014, the Company acquired Medisoft SA and subsidiaries to support growth in product offerings and growth within international markets.

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

Seasonality

The Company experiences some seasonality in its revenues, with the fourth quarter of its fiscal year traditionally being its strongest quarter. The Company experiences variability in quarterly results due to a number of factors, including customer budget cycles, product introductions, Company sales incentive programs, the Company’s ability to convert competitor accounts, general economic conditions and the timing of customer orders.

Although the Company currently expects fiscal 2016 revenues to increase over fiscal 2015 revenues, the Company expects quarter-over-quarter results to vary during the fiscal year, due to seasonality and the other factors listed above.

Recent Key Developments:

•	On August 1, 2014, the Company acquired Medisoft SA, a Belgian manufacturer of products similar to Medical Graphics’ products. Fiscal 2015 represents the first full year of combined operations, and the Company made substantial investments to strengthen Medisoft’s operating and business processes. Fiscal 2015 revenues for Medisoft increased by $4.1 million in a period of significant strengthening of the USD/EUR exchange rate.

•	Our continued focus on selling extended service agreements at the time of initial system purchase continues to improve our service revenues. Domestic service revenues increased 7.3% to $6.8 million, compared to $6.4 million for fiscal 2014. The Attachment Rate, which reflects the percentage of Extended Service Contracts added at the point of sale to customer equipment purchases, was 32% for fiscal 2015 and 2014.

•	In line with our strategic objective to grow revenues at a faster rate than the market as a whole, we have focused on converting competitor accounts into MGC Diagnostics customers. Fiscal 2015 domestic equipment and accessories revenues included 66 competitive conversions ($3.0 million in revenue), compared to 48 competitive conversions ($2.9 million in revenue) during fiscal 2014. Excluding the effect of revenue from competitive conversions in each period, Medical Graphics domestic equipment and accessories revenue generated from existing customers grew 20.6% in fiscal 2015, compared to fiscal 2014.

•	Fiscal 2015 operating income was $1.6 million compared to an operating loss of $(0.8 million) in fiscal 2014. Fiscal 2015 net income was $4.0 million or $0.94 per diluted share, including (i) the recognition of a $3.1 million domestic tax benefit related to the partial reversal of the valuation allowance on deferred tax assets related to Medical Graphics’ net operating loss carryforwards and (ii) $0.54 million deferred tax benefit in foreign operations, compared to fiscal 2014 net loss of $(1.2 million), or $(0.28) per diluted share.

Results of Operations

The following table contains selected information from our historical consolidated statements of comprehensive income (loss), expressed as a percentage of revenue:

	Year ended October 31,
	2015	2014
Revenues	100.0%	100.0%
Cost of revenues	48.4	45.0
Gross margin	51.6	55.0
Operating Expenses
Selling and marketing expenses	23.6	28.4
General and administrative expenses	15.3	19.6
Research and development expenses	7.8	9.4
Amortization of intangibles	0.6	0.3
Total operating expenses	47.3	57.7
Operating income (loss)	4.3	(2.7)
Interest expense	0.7	0.3
Foreign currency loss	2.5	1.5
Benefit from taxes	(9.5)	(0.6)
Net income (loss)	10.6%	(3.9)%

The following paragraphs discuss the Company’s performance for fiscal years ended October 31, 2015 and 2014.

The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The following discussion segregates information with respect to Medical Graphics and Medisoft. Combined results for Medical Graphics and Medisoft are referred to as “Consolidated” results. Fiscal year 2015 financial results for Medisoft are for the full year, while Medisoft’s fiscal year 2014 financial results only include the quarterly period from August 1, 2014, the date of Medisoft’s acquisition, to October 31, 2014.

Revenues

Fiscal 2015 consolidated revenues increased 24.9% to $37.5 million, compared to $30.0 million for fiscal 2014. Medical Graphics’ fiscal 2015 total revenue increased 11.6% to $32.0 million, compared to $28.7 million for fiscal 2014. Medisoft’s fiscal 2015 total revenue was $5.4 million, compared to $1.3 million for fiscal 2014, a 324.6% increase, reflective of a full year of operating results.

Fiscal 2015 domestic equipment and accessories revenues for Medical Graphics included 66 competitive conversions ($3.0 million in revenue), compared to 48 competitive conversions ($2.9 million in revenue) for fiscal 2014. Excluding the effect of revenue from competitive conversions in each period, Medical Graphics domestic equipment and accessories revenue generated from existing customers grew 20.6% in fiscal 2015, compared to fiscal 2014.

Domestic service revenues, all of which were contributed by Medical Graphics, increased 7.3% to $6.8 million, compared to $6.4 million for fiscal 2014. The Attachment Rate, which reflects the percentage of Extended Service Contracts added at the point of sale to customer equipment purchases, was 32% for fiscal 2015 and 2014.

Consolidated international equipment, supplies and accessories revenues grew 75.6% to $10.5 million, compared to $6.0 million for fiscal 2014, due primarily to a full year for Medisoft compared to one quarter for fiscal 2014. Excluding Medisoft’s fiscal 2015 international revenue increase of $3.9 million, international equipment, supplies and accessories revenues for Medical Graphics increased 13.3% due to stronger Europe and Asia/Pacific sales.

Medical Graphics domestic recurring revenue, consisting of supplies and services revenues, grew to $13.2 million accounting for 35.2% of consolidated fiscal 2015 revenues compared to 42.3% of fiscal 2014 revenues.

Sales backlog at the end of fiscal 2015 was $2.6 million ($2.3 million for Medical Graphics and $293,000 for Medisoft), an all-time high, compared to $1.9 million at the end of fiscal 2014.

The Company anticipates revenue growth in the near term due to its current sales backlog and pipeline of new sales opportunities. Sustained growth for all of fiscal 2016 will depend on the rate at which current customers replace older devices and the Company’s ability to continue taking business away from its competition.

Gross Margin

Gross margin for fiscal 2015 was 51.6% (54.1% for Medical Graphics and 36.7% for Medisoft), compared to 55.0% for fiscal 2014 (56.1% for Medical Graphics and 28.7% for Medisoft). Gross margin for equipment, supplies and accessories was 47.5% (49.8% for Medical Graphics and 36.7% for Medisoft), compared to 51.6% for fiscal 2014 (52.9% for Medical Graphics and 28.7% for Medisoft). Gross margin for services was 69.8%, compared to 67.7% for fiscal 2014.

The Company expects to maintain total gross margin in the mid-50% range for Medical Graphics during fiscal 2016, absent significant change in volume and product mix. Although Medisoft gross margin has improved during fiscal 2015 compared to fiscal 2014, continued improvement of Medisoft gross margin will depend on its ability to grow its revenue to better leverage its fixed costs of production.

Selling and Marketing

Selling and marketing expenses for fiscal 2015 increased by 3.7%, or $312,000, to $8.8 million compared to $8.5 million for fiscal 2014. This expense increase was primarily due to a full year of Medisoft expenses of $426,000, which was partially offset by a $114,000 expense decrease for Medical Graphics, compared to fiscal 2014. For Medical Graphics fiscal 2015 expenses compared to 2014, there was a $219,000 increase in sales commissions, a $155,000 reduction in personnel costs, a $150,000 reduction in telemarketing, a $149,000 increase in management incentive, a $66,000 increase in international consulting fees and other bonus accruals, and a $225,000 reduction in convention and travel expenses.

General and Administrative

General and administrative expenses for 2015 decreased by 2.7%, or $156,000, to $5.7 million compared to $5.9 million for 2014. Compared to fiscal 2014 expenses, fiscal 2015 expense decreases included a $1,125,000 reduction related to the acquisition of Medisoft, $649,000 attributed to a workforce reduction and other personnel cost reductions, offset in part by an increase of $1,159,000 of Medisoft full-year general and administrative expenses, increases of $420,000 for professional accounting/legal/consulting and board of directors expenses, a $166,000 management incentive cost increase and a $52,000 decrease in the reserve for doubtful accounts provided.

Research and Development

Research and development expenses for 2015 increased by 4.5%, or $126,000, to $2.9 million compared to $2.8 million in 2014. This increase is primarily due to $370,000 of Medisoft full-year research and development expenses and $69,000 of management incentive costs, offset in part by $294,000 net decrease in project-related costs. The hardware and software development costs expensed included proportionally more new research efforts versus sustaining development of existing products. The Company capitalized software development costs of $740,000 in 2015 and $694,000 in 2014.

Amortization of Intangibles

Amortization costs increased by $136,000 to $232,000 for the year ended October 31, 2015 compared to $96,000 for the year ended October 31, 2014. Of this increase, $123,000 related to amortization of Medisoft intangible assets.

In addition, in fiscal 2015, the Company had approximately $379,000 of amortization related to capitalized software development costs included in the cost of equipment revenues due to the direct relationship to equipment units sold compared to $117,000 in fiscal 2014. The fiscal 2015 amortization included $266,000 of recorded impairment for our BreezeWeb Review software platform, which was deemed to have no future value as of July 31, 2015.

Interest Expense

Interest expense, net, for 2015 of interest income, was $247,000 compared to $69,000 in 2014. The increase in interest expense is related to a $4.0 million term loan obligation the Company entered into on July 24, 2014, to partially finance the acquisition of Medisoft on August 1, 2014. Interest rates are variable in relation to the lender’s base rate. The Company earns interest income on excess cash invested in money market funds, which is consistent with the Company’s goal of preserving capital. In fiscal 2015, interest income included interest of $29,000 related to the Company’s receipt of a research and development credit from the State of Minnesota.

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

In the 2015 third quarter, the Company recognized a non-cash income tax benefit of approximately $3,111,000 due to the partial reversal of the valuation allowance on domestic deferred tax assets that are primarily related to its net operating loss carryforwards. This recognition was based on the assessment of all available evidence, including (i) previous three-year cumulative income before infrequent and unusual items, (ii) a history of generating income before taxes for the past two years and (iii) estimates of future Company profitability, resulting in a Company determination that it was more-likely-than-not that the Company would be able to realize a portion of its deferred tax assets in the future.

The Company recorded a net income tax benefit of $3,549,000 in fiscal 2015 compared to a $176,000 income tax benefit in fiscal 2014. The current year benefit includes a tax benefit of approximately $3,111,000 as discussed above. In addition, the Company recorded approximately $544,000 of foreign deferred income tax benefit related to Medisoft Belgium. These tax benefits were partially offset by current estimated federal AMT, state tax expense, minimum fees, and provincial tax expense totaling $106,000. The fiscal 2014 benefit includes a deferred foreign tax benefit of $197,000 related to MediSoft, offset by current foreign provincial taxes, state income tax expenses, minimum fees, and an increase in reserves for uncertain tax positions totaling $21,000.

The Company will continue to assess the potential realization of its remaining deferred tax assets in the future to determine if sufficient evidence exists to remove all or a portion of the Company’s valuation allowance on its deferred tax assets. In making this assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company has not yet achieved the more-likely-than-not threshold for the remaining valuation allowance of (i) approximately $719,000 in place on its domestic deferred tax assets and (ii) approximately $244,000 related to its Italy, Germany, France and Belgium S.P.R.L. subsidiaries deferred tax assets. Any reversal of the remaining valuation allowance on the Company’s deferred tax assets may have a substantial impact on profitability in the period of the reversal. For additional information see Note 12 to the consolidated financial statements, “Income Taxes.”

Liquidity and Capital Resources

The Company has financed its liquidity needs over the last several years through revenue generated by the operations of its wholly-owned subsidiary, Medical Graphics Corporation. In fiscal year 2014, the Company entered into a credit agreement that currently consists of a $4.0 million term loan, of which $3.0 million is outstanding at fiscal 2015 year end, and a $250,000 revolving credit facility. The Company paid $7,644,000 for the acquisition, and incurred $1,125,000 of associated costs, that were included in the fiscal 2014 loss.

The Company had cash and cash equivalents of $6.6 million and working capital of $11.4 million as of October 31, 2015. During 2015, the Company generated $2.2 million in cash from operating activities, with $2,554,000 generated before changes in working capital items. Net decreases in 2015 cash from working capital of $396,000 consisted principally of a $1,133,000 increase in inventory, a $423,000 decrease in accounts payable and a $356,000 increase in accounts receivable, offset by a $913,000 decrease in prepaid and other current assets, a $236,000 increase in employee compensation accruals and a $238,000 increase in deferred income collected. Days sales outstanding (“DSO”), which measures how quickly receivables are collected, decreased by 4 days to 64 days from 2014 to 2015, which increased cash flows. Inventory increased by $1,133,000, as days of inventory on hand increased by 4 days to 121 days in 2015. The accounts payable balance decreased by $423,000, decreasing cash flow and days payables outstanding by 15 days to 47 days in 2015. Employee compensation accruals as of October 31, 2015 were higher compared to October 31, 2014 due to an increase for the 2015 management incentive bonus program, offset by a decrease in employee separation costs.

During 2015, the Company used $927,000 in cash for the purchase of property, equipment and intangible assets. The Company had no material commitments outstanding for capital expenditures for fiscal year 2015. The Company is planning to continue its investment in the initiative to migrate its products’ operating software to a next generation software platform, including expensed development efforts and capitalized software development costs. During 2015, the Company paid $800,000 of principal on its long-term loan.

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

On July 24, 2014, the Company entered into a credit agreement (“Agreement”) with BMO Harris Bank NA. The Company and BMO Harris entered into Amendment No 1 to the Credit Agreement on January 29, 2015. The Agreement, as amended, includes a $4.0 million term loan and a $250,000 revolving credit facility, which may also be used for the issuance of standby and commercial letters of credit. The term loan, which bears interest at a floating rate, is payable in equal monthly principal installments of $66,667 over a five-year period commencing August 31, 2014. The revolving credit facility has a one-year term, which has been renewed through July 31, 2016.

In connection with the Agreement, the Company entered a security agreement with BMO Harris under which substantially all the assets of MGC Diagnostics Corporation and Medical Graphics Corporation are pledged as security for the obligations. The Company has also pledged 66% of the equity interest of any first-tier foreign subsidiary, which includes MGC Diagnostics Belgium S.P.R.L., which was formed for the purpose of acquiring Medisoft SA.

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

The financial covenants in effect as of October 31, 2015 include the following:

•	Minimum cash balances;

•	Total Leverage Ratio: not greater than 2.50 on October 31, 2015 and thereafter;

•	Adjusted Fixed Charge Coverage Ratio: not less than 1.25 on October 31, 2015 and thereafter; and

•	Consult with and obtain the approval of the Bank if the Company makes changes in its senior executive management team, other than the changes that substantially retain the existing operating responsibilities of these executives,

At October 31, 2015, the Company was in compliance with all financial and non-financial covenants under the Agreement.

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

The interest rate on the term loan was 4.75% as of October 31, 2015.

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

During 2011, the Company’s Board of Directors had adopted a stock repurchase program that was completed and expired on October 31, 2013. The Company’s Board of Directors will continue to review and assess the Company’s capital position, working capital and capital resource needs. If the Board determines that the Company’s capital does exceed the amount necessary to enable it to meet its working capital and liquidity needs, as well as to retain a reasonable cushion for contingencies and strategic opportunities, the Company will consider various options for increasing shareholder value, including, but not limited to, purchasing its own shares in the open market and in privately negotiated transactions and or paying cash dividends. As noted above, the Company must remain in compliance with the financial covenants on its bank facility in connection with any dividends or distributions.

The Company believes that its cash and cash equivalents balance of approximately $6.6 million will be sufficient to fund our operations and working capital requirements and permit anticipated capital expenditures during the upcoming year. We may pursue acquisitions of other companies or product lines, which if successful may require additional funding sources.

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

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company’s products are sold for cash or on credit terms requiring payment based on the shipment date. Credit terms can vary between customers due to many factors, but are generally 30 to 60 days. Revenue, net of discounts, is generally recognized upon shipment or delivery to customers in accordance with written sales terms. Standard sales terms do not include customer acceptance conditions, future credits, rebates or general rights of return. The terms of sales to both domestic customers and international distributors are similar though in some instances longer for international customers. In instances when a customer order specifies final acceptance of the system, the Company defers recognition of revenue until all customer acceptance criteria have been met. In certain situations customer requested short term bill-and-hold arrangements have been accommodated and accounted for in accordance with authoritative literature. Estimated warranty obligations are recorded upon shipment. Sales and use taxes are reported on a net basis, excluding them from revenues and cost of revenues.

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years. Deferred revenue associated with service contracts and supplies was $6,173,000 and $5,626,000 as of October 31, 2015 and 2014, respectively. Revenue from installation and training services provided to domestic customers is deferred until the service has been performed. The Company recognizes revenue related to installation and training if service is not performed within six months from equipment shipment date since the probability these services will be used by the customer after that time is remote, based on continued analysis of historical information. The amount of deferred installation and training revenue was $412,000 and $468,000 as of October 31, 2015 and 2014, respectively.

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

Allowance for Doubtful Accounts. The Company establishes estimates of the uncollectable accounts receivable. Management analyzes accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required

Internal Software Development Costs. Internal software development costs consist primarily of internal salaries and consulting fees for developing software platforms for sale to or use by customers within equipment the Company sells. We capitalize costs related to the development of our software products, as all of these software products will be used as an integral part of a product or process that we sell or lease. This software is primarily related to our BreezeSuite platform and its underlying support products. We have also purchased software development services for specific other development efforts.

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

Intangible Assets. Definite-lived intangible assets consist of Medical Graphics capitalized software, consisting of software in service, which is being amortized over five years, and software that has not yet been placed in service as of October 31, 2015 and is not yet being amortized and patent costs, which are amortized on a straight-line basis over five to ten years, as well as, various acquired Medisoft identified and valued intangible assets including developed technology, trademarks and trade names, customer and distributor relationships, which are amortized over four to ten years.

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

When a company is acquired, the purchase price is allocated among net tangible assets, in-process research and development, other identifiable intangible assets and the remainder, if any, is recognized as goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of acquired businesses and is not amortized, in accordance with ASC 350, Intangibles-Goodwill and Other. However, the Company will periodically assess the qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount and on September 30 of each fiscal year perform its annual impairment test as required by ASC 350. To the extent that there is impairment of the recorded goodwill, the Company will make charges to impair goodwill. The Company determined no impairment of goodwill existed as of October 31, 2015.

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

Foreign Currency Exchange Risk

The acquisition of Medisoft, which maintains offices in Belgium, Italy and France, has increased the Company’s exposure to currency exchange risks as a result of its investment in Euro-denominated assets and the earnings derived from Medisoft’s operations. The financing of the acquisition was structured to obtain potential tax savings on future profitability of the acquired companies. The accounting for the internal funding resulted in losses in United States dollars against the Euro which are required to be reported in earnings of the current period. In fiscal 2015 and 2014, due to the United States dollar gaining strength against the Euro, we reported exchange losses of $929,000 and $456,000, respectively. Additionally, pertaining to the net asset position for assets and liabilities of Medisoft, we incurred currency translation losses in fiscal 2015 and 2014 of $149,000 and $114,000, respectively, which are included in the consolidated balance sheet as accumulated other comprehensive loss.

All sales made by the Company’s Medical Graphics subsidiary are denominated in U.S. dollars. The Company does not currently and does not intend in the future to use derivative financial instruments for trading or hedging purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The company has not invested in any monetary financial instruments as of October 31, 2015.

The Company owes debt that is subject to interest rate fluctuation. As of October 31, 2015, interest-bearing debt totals $3.0 million. A 0.5% interest rate increase will cause an annual cost increase of $15,000, assuming no payments are made against principal. As a result, we do not believe the Company has material interest or market risk exposure on monetary assets or liabilities.

As of October 31, 2015, the Company has net asset exposure of €6,091,000. The effect of a 5.0% favorable and unfavorable movement in the Euro to USD exchange rate would be gain (loss) of $352,000 or $(319,000), respectively. As a result, we continue to face foreign exchange rate risk.

The Company transacts a portion of its Medical Graphics transactions in international markets. However, since substantially all foreign contracts are dollar-denominated, there is minimal exposure to Medical Graphics transactions due to currency fluctuations.

The Company does not use derivative financial instruments nor do we enter into any futures or forward commodity contracts since we do not have significant market risk exposure with respect to commodity prices.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Controls over Financial Reporting

The Board of Directors and Shareholders

MGC Diagnostics Corporation

St. Paul, Minnesota

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of October 31, 2015.

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
St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of MGC Diagnostics Corporation and Subsidiaries as of October 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MGC Diagnostics Corporation and Subsidiaries as of October 31, 2015 and 2014 and the consolidated results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
January 29, 2016

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, 2015 and October 31, 2014

(In thousands, except share and per share data)

	October 31, 2015	October 31, 2014
		(Revised- Note 3)
Assets
Current Assets:
Cash and cash equivalents	$6,553	$5,675
Accounts receivable, net of allowance for doubtful accounts of $117 and $228, respectively	7,416	7,068
Inventories, net of obsolescence reserve of $228 and $387, respectively	6,759	5,548
Prepaid expenses and other current assets	988	2,425
Total current assets	21,716	20,716
Property and equipment, net of accumulated depreciation of $4,431 and $4,180, respectively	2,894	3,469
Intangible assets, net	4,305	4,375
Goodwill	3,324	3,810
Deferred income taxes	3,342	—
Other non-current assets	7	14
Total Assets	$35,588	$32,384
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$2,617	$3,161
Employee compensation	1,854	1,664
Deferred income	3,608	3,804
Current portion of long-term debt	785	786
Other current liabilities and accrued expenses	1,493	1,416
Total current liabilities	10,357	10,831
Long-term liabilities:
Long-term debt, less current portion	2,158	2,947
Deferred income taxes	—	347
Long-term deferred income and other	3,146	2,814
Total Liabilities	15,661	16,939
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,324,379 and 4,255,593 shares issued and 4,274,386 and 4,198,558 shares outstanding in 2015 and 2014, respectively	427	420
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	24,118	23,470
Accumulated deficit	(4,355)	(8,331)
Accumulated other comprehensive loss	(263)	(114)
Total Shareholders’ Equity	19,927	15,445
Total Liabilities and Shareholders’ Equity	$35,588	$32,384

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

 (In thousands, except per share data)

	Year ended October 31,
	2015	2014
		(Revised- Note 3)
Revenues
Equipment, supplies and accessories revenues	$30,636	$23,619
Service revenues	6,831	6,369
	37,467	29,988
Cost of revenues
Cost of equipment, supplies and accessories revenues	16,082	11,443
Cost of service revenues	2,066	2,058
	18,148	13,501
Gross margin	19,319	16,487
Operating expenses:
Selling and marketing	8,831	8,519
General and administrative	5,722	5,878
Research and development	2,931	2,805
Amortization of intangibles	232	96
	17,716	17,298
Operating income (loss)	1,603	(811)
Interest expense, net	247	69
Foreign currency loss	929	456
Income (loss) before taxes	427	(1,336)
Benefit from taxes	(3,549)	(176)
Net income (loss)	3,976	(1,160)
Other comprehensive loss, net of tax
Effect of foreign currency translation adjustments	(149)	(114)
Comprehensive income (loss)	$3,827	$(1,274)
Income (loss) per share:
Basic	$0.94	$(0.28)
Diluted	$0.94	$(0.28)
Weighted average common shares outstanding:
Basic	4,238	4,171
Diluted	4,247	4,171

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended October 31,
	2015	2014
		(Revised- Note 3)
Cash flows from operating activities:
Net income (loss)	$3,976	$(1,160)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	439	366
Amortization	627	215
Stock-based compensation	496	441
Deferred income taxes	(3,655)	(197)
Loss on foreign currency	938	455
(Decrease) increase in allowance for doubtful accounts	(111)	81
(Decrease) increase in inventory obsolescence reserve	(159)	81
Gain on disposal of equipment	3	4
Changes in operating assets and liabilities:
Accounts receivable	(356)	1,923
Inventories	(1,133)	(1,459)
Prepaid expenses and other current assets	913	(674)
Accounts payable	(423)	265
Employee compensation	236	(586)
Deferred income	238	883
Other current liabilities and accrued expenses	129	(296)
Net cash provided by operating activities	2,158	342

Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(927)	(1,226)
Net assets of business acquired, net of cash received	447	(7,644)
Net cash used in investing activities	(480)	(8,870)

Cash flows from financing activities:
Proceeds from long-term borrowing	—	4,000
Payment of debt issuance costs	(5)	(71)
Payment of long-term borrowing	(800)	(200)
Dividends paid	—	(30)
Proceeds from issuance of common stock under employee stock purchase plan	117	138
Proceeds from the exercise of stock options	57	6
Repurchase of common stock upon vesting of restricted stock awards	(48)	(123)
Repurchase of common stock	—	(3)
Net cash (used in) provided by financing activities	(679)	3,717
Effect of exchange rate changes on cash	(121)	(88)
Net increase (decrease) in cash and cash equivalents	878	(4,899)

Cash and cash equivalents at beginning of year	5,675	10,574
Cash and cash equivalents at end of year	$6,553	$5,675

Cash paid for taxes	$53	$75
Cash paid for interest	161	54
Supplemental non-cash items:
Warrants issued for acquisition	$—	$421
Current and non-current liabilities issued for leasehold improvements	—	33
Common stock issued for long-term liability	33	—
Accrued dividends (reversal)	—	(4)
See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(In thousands)

					Accumulated
	Common Stock		Additional		Other
	Number	Par	Paid-in	Accumulated	Comprehensive
	of Shares	Value	Capital	Deficit	Loss	Total
				(Revised- Note 3)		(Revised- Note 3)
Balance as of October 31, 2013	4,128	$413	$22,606	$(7,175)	$—	$15,844

Employee stock purchase plan	19	2	136	—	—	138
Exercise of stock options	1	—	6	—	—	6
Vesting of restricted stock awards	61	6	(6)	—	—	—
Warrants issued for acquisition	—	—	421			421
Dividend reversal				4	—	4
Repurchase of common stock	—	—	(3)	—	—	(3)
Repurchase of common stock upon vesting of restricted common shares	(10)	(1)	(122)	—	—	(123)
Stock-based compensation	—	—	432	—	—	432
Net comprehensive loss	—	—	—	(1,160)	(114)	(1,274)

Balance as of October 31, 2014	4,199	420	23,470	(8,331)	(114)	15,445

Employee stock purchase plan	24	2	115	—	—	117
Exercise of stock options	11	1	56	—	—	57
Vesting of restricted stock awards	45	4	(4)	—	—	—
Common stock issued for long-term liability	2	—	33	—	—	33
Repurchase of common stock upon vesting of restricted common shares	(7)	—	(48)	—	—	(48)
Stock-based compensation	—	—	496	—	—	496
Net comprehensive income (loss)	—	—	—	3,976	(149)	3,827

Balance as of October 31, 2015	4,274	$427	$24,118	$(4,355)	$(263)	$19,927

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Basis of Presentation and Description of Business

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

(2)	Summary of Significant Accounting Policies

Basis of Presentation

For accounting purposes, the Company adopted fresh-start reporting in accordance with FASB ASC 852, Reorganizations, as of October 31, 2002 and all assets and liabilities were recorded at their respective fair values. Goodwill and intangible assets recorded upon the Company’s emergence from bankruptcy have subsequently been reduced by the use of pre-emergence bankruptcy net operating loss carry forwards (“NOLs”).

Cash and Cash Equivalents

Cash equivalents consist of temporary cash investments with maturities of three months or less from the date of purchase. As of October 31, 2014, cash equivalents consisted of investments in money market funds. The Company has determined that the fair value of the money market funds fall within Level 1 in the fair value hierarchy. The Company deposits its cash in high credit quality institutions. The balance, at times, may exceed federally insured limits. As of October 31, 2015, the Company is holding no cash equivalents.

Accounts Receivable

We carry unsecured accounts receivable at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts. Credit terms can vary between customers due to many factors, but are generally 30 to 60 days. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition, credit history and current economic conditions. We write off accounts receivable when we deem them uncollectible and record recoveries of accounts receivable previously written off when we receive them. When accounts receivable are considered past due, we do not charge interest on the balance. As of October 31, 2015 and 2014, the allowance for doubtful accounts was $117,000 and $228,000, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis. Management determines the obsolescence reserve by regularly evaluating individual inventory items, considering the age of the item, recent and expected usage and expected resale value in current and alternative markets, within current economic conditions. We provide reserves for obsolete inventory when we deem the value to be impaired. As of October 31, 2015 and 2014, the obsolescence reserve was $228,000 and $387,000, respectively.

Property and Equipment

Property and equipment acquired are carried at cost. Equipment, computers and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred.

Intangible Assets

Definite-lived intangible assets consist of Medical Graphics developed technology (currently fully amortized), various acquired Medisoft identified and valued intangible assets including developed technology, trademarks and trade names, customer and distributor relationships, which are amortized over four to ten years, patent costs, which are amortized on a straight-line basis over five to ten years, and Medical Graphics capitalized software, consisting of software in service, which is being amortizing over five years, and software that has not yet been placed in service as of October 31, 2015 and is not yet being amortized.

In connection with the purchase accounting for Medisoft (See Note 3), the Company assigned values to other identifiable intangible assets based on Company-determined valuations. In making these determinations, the Company considered current information that may include reports developed in part by independent third-party appraisers. The techniques used by these appraisers may include (i) identifying information for market comparables, where available, and (ii) analyzing estimated future cash flows of each project, technology or identified intangible asset and discounting these net cash flows using an appropriate risk-adjusted rate of return.

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

When a company is acquired, the purchase price is allocated among net tangible assets, in-process research and development, other identifiable intangible assets and the remainder, if any, is recognized as goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired and is not amortized, in accordance with ASC 350, Intangibles-Goodwill and Other. However, the Company will periodically assess the qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount and on September 30 of each fiscal year, perform its annual impairment test as required by ASC 350. If the Company determines that the goodwill is impaired, it will record this impairment in its financial statements. As of October 31, 2015, the Company determined there was no impairment of its goodwill.

Fair Value of Financial Instruments

The carrying amount for cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the immediate or short-term maturity of these financial instruments.

Because the Company’s financing obligations include variable interest rates, the carrying amount of the obligations approximates the fair value of these obligations.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company’s products are sold for cash or on unsecured credit terms requiring payment based on the shipment date. Credit terms can vary between customers due to many factors, but are generally, on average, 30 to 60 days. Revenue, net of discounts, is generally recognized upon shipment or delivery to customers in accordance with written sales terms. Standard sales terms do not include customer acceptance conditions, future credits, rebates, price protection or general rights of return. The terms of sales to both domestic customers and international distributors are identical, although adherence to these terms is more pervasive with domestic customers than with international distributors. In instances when a customer order specifies final acceptance of the system, revenue recognition is deferred until all customer acceptance criteria have been met. Estimated warranty obligations are recorded upon shipment. In certain situations customer requested short-term bill-and-hold sale arrangements have been accommodated and accounted for in accordance with authoritative literature. Sales and use taxes are reported on a net basis, excluding them from revenues and cost of revenues.

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years beginning after the expiration of the standard warranty. Deferred income associated with service contracts was $6,173,000 and $5,626,000 as of October 31, 2015 and 2014, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The Company recognizes revenue related to installation and training if service is not performed within six months from equipment shipment date since the probability these services will be used by the customer after that time is remote, based on continued analysis of historical information. The amount of deferred installation and training revenue was $412,000 and $468,000 as of October 31, 2015 and 2014, respectively.

When a sale involves multiple deliverables, such as equipment, installation services and training, the amount of the sale consideration is allocated to each respective element based on the relative selling price and revenue is recognized when revenue recognition criteria for each element are met. Deferred revenue from the allocation of discounts within multiple deliverable sale agreements was $0 and $79,000 as of October 31, 2015 and 2014, respectively. Consideration allocated to delivered equipment is equal to the total arrangement consideration less the selling price of installation and training. The selling price of installation and training services is based on specific objective evidence, including third-party invoices.

No customer accounted for more than 10% of revenue in the years ended October 31, 2015 or 2014.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $96,000 and $220,000 as of October 31, 2015 and 2014, respectively. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

Research and Development Costs

All research and development costs are charged to operations as incurred.

Internal Software Development Costs

Internal software development costs consist primarily of internal salaries and consulting fees for developing software platforms for sale to or use by customers within equipment the Company sells. We capitalize costs related to the development of our software products because the Company will use these software products as an integral part of a product or process to be sold or leased. Capitalized software is primarily related to the development of our next-generation platform and enhancements to our existing Breeze Suite platform. Capitalized software may also include other less significant projects supporting software for separate sale or for internal use.

We capitalize costs related to software developed for new products and significant enhancements of existing products once we reach technological feasibility and we have completed all research and development for the components of the product. We amortize these costs on a straight-line basis over the estimated useful life of the related product, generally five, but not to exceed seven years, commencing with the date the product becomes available for general release to our customers. We amortize costs for internal use software over the expected use periods of the software (See Note 7). The achievement of technological feasibility and the estimate of a product’s economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized software asset and a charge to our operating results. During the year ended October 31, 2015, $266,000 of impairment was recorded in costs of equipment, supplies and accessories revenue in relation to the Company’s Breeze WebReview software platform, which was deemed to have no future value as of July 31, 2015.

Shipping and Handling Costs

The Company includes shipping and handling revenues in net revenues and shipping and handling costs in cost of revenues.

Medical Device Excise Taxes

Effective January 1, 2013, the Company became subject to the Medical Device Excise Tax levied on registered medical device sales under the Patient Protection and Affordable Care Act (“ACA”) enacted in 2010. The ACA requires the Company to pay 2.3% of the taxable sales value of devices sold. Qualifying sales are recorded on a gross basis. For the years ended October 31, 2015 and 2014, the Company recorded $189,000 and $161,000, respectively, as an addition to costs of equipment, supplies and accessories revenues. Effective January 1, 2016, the Medical Device Excise Tax was suspended for a period of two years and will not be imposed during that time period.

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

As of October 31, 2015 and 2014, stock warrants, options and unvested restricted shares of 391,000 and 229,000, respectively, were not included as their effect is anti-dilutive. Due to the loss for the year ended October 31, 2014, all stock warrants, options and unvested restricted shares were not dilutive.

Shares used in the income (loss) per share computations for the years ended October 31, 2015 and 2014 are as follows:

	Year ended October 31,
(In thousands)	2015	2014
Weighted average common shares outstanding - basic	4,238	4,171
Dilutive effect of stock options, warrants and unvested restricted shares	9	—
Weighted average common shares outstanding - diluted	4,247	4,171

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

Stock-Based Compensation

The Company recognizes stock-based compensation cost related to employees and directors at the grant date based on the fair value of the award using the Black-Scholes pricing model and recognizes the compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. Performance shares granted to consultants are accounted for under the liability method, which recognizes the compensation expense of the expected shares to be issued over the service period as a liability with an adjustment to fair value at period ends, until performance criteria are met, at which time the expensed amounts are adjusted to the final fair value. Total stock-based compensation expense included in the Company’s statements of comprehensive income (loss) for the years ended October 31, 2015 and 2014 was $496,000 and $441,000, respectively, of which $0 and $9,000 related to expense accounted for under the liability method for the years ended October 31, 2015 and 2014. For additional information, see Note 10 to the consolidated financial statements, “Shareholders’ Equity.”

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset. The Company measures the recoverability of assets to be held and used by comparing the carrying value of an asset to future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the Company recognizes the impairment as the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has determined that no impairment of long-lived assets existed as of October 31, 2015 or 2014.

Legal Fees Associated with Litigation

The Company expenses legal costs relating to pending and threatened litigation matters as they are incurred.

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

New Accounting Pronouncements

Classification of Unrecognized Tax Benefits – In July 2013, the FASB issued guidance on classification of an unrecognized tax benefit. An unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carry-forward or other tax credit carry-forward when settlement in this manner is available under the tax law. The change is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which means the first quarter of our fiscal year 2015, and is to be applied prospectively. The adoption of this accounting guidance did not have a material effect on our consolidated financial statements.

Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, Revenue Recognition, and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles to a concurrently issued International Financial Reporting Standards in order to reconcile previously differing treatment between United States practices and those of the rest of the world and enhance disclosures related to disaggregated revenue information. In August 2015, the FASB deferred the effective date of the new guidance by one year, such that the updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2019. The Company will continue its study of the implications of this statement to evaluate the expected impact on its consolidated financial statements.

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

Inventory Measurement – In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of the standard on the consolidated financial statements.

Income Tax Balance Sheet Classification – In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The amendment takes effect for public entities for fiscal years beginning after December 15, 2016, with early adoption available. The Company has adopted the standard in this report and reclassified comparative periods for consistency. See Note 12 Income taxes for details of impact.

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

In the quarter ended July 31, 2015, the Company adjusted the initial purchase price allocation as of the August 1, 2014 acquisition date to reflect modifications to the fair value of assets and liabilities. These revised purchase price allocations resulted primarily from two adjustments: (i) the identification of unrecorded Medisoft liabilities, and (ii) the Company’s receipt of approximately $447,000 in cash from a bank guarantee that was established as part of the July 2014 stock purchase agreement between the Company and the Medisoft selling shareholders to compensate the Company for violations of representations and warranties in the stock purchase agreement. The following table shows the revised purchase price allocation resulting from these modifications as of August 1, 2014:

(In thousands)	Prior Year Allocation	Revision Amount	Revised Allocation Amount
Cash	$101	$—	$101
Accounts receivable	1,079	—	1,079
Inventories	710	—	710
Prepaids and other current assets	140	545	685
Land and buildings	2,479	—	2,479
Equipment	194	—	194
Furniture and fixtures	17	—	17
Developed technology	1,081	—	1,081
Trademarks and trade names	236	—	236
Customer/distributer relationships	456	—	456
Goodwill	4,458	(409)	4,049
Deferred tax assets	—	176	176
Other non-current assets	14	—	14
Accounts payable	(1,078)	—	(1,078)
Accrued expenses	(655)	(397)	(1,052)
Deferred income	(62)	—	(62)
Deferred tax liabilities	(712)	(37)	(749)
Other non-current liabilities	(292)	122	(170)
Net Assets acquired	$8,166	$—	$8,166

The following table shows the revisions to the consolidated balance sheet as of October 31, 2014:

(In thousands)	Original Consolidated Balance Sheet	Revision	Revised Consolidated Balance Sheet

Prepaid expenses and other current assets	$1,926	$499	2,425	a
Current deferred tax assets	20	(20)	—	b
Goodwill	4,196	(386)	3,810
Current portion of long-term debt	(800)	14	(786)
Other current liabilities and accrued expenses	(1,042)	(374)	(1,416)
Long-deferred income and other	(2,884)	70	(2,814)
Non-current deferred tax liabilities	(484)	137	(347)
Accumulated deficit	8,271	60	8,331
		$—

Note a-The Balance Sheet amount was also affected by the reclassification of deferred financing fees.

Note b-The Balance Sheet was also affected by the reclassification of deferred taxes to non-current.

The goodwill value that resulted from this acquisition was principally derived from the nature and quality of the products offered that are complementary to the Company’s current business, Medisoft’s reputation in the market, synergies that were expected from markets outside the United States when combined with the Company’s existing foreign operations and the competitive cost structure that the acquired operations offer. The goodwill is not deductible for tax purposes because the Company acquired 100% of the outstanding shares of Medisoft and its wholly-owned subsidiaries. No changes occurred to recorded goodwill other than as described above and the effects of currency translation in the consolidated balance sheets. Cumulative foreign exchange translation losses with respect to goodwill valuation of $725,000 and $239,000 as of October 31, 2015 and 2014, respectively, are included in accumulated other comprehensive loss as reported in the consolidated balance sheet.

For the year ended October 31, 2015 and three-month period ended October 31, 2014, Medisoft contributed $5,423,000 and $1,278,000, respectively, to consolidated revenues and had net losses of $999,000 and $508,000, respectively.

Unaudited pro forma consolidated information for the year ended October 31, 2014, assuming that this acquisition had occurred on November 1, 2013, is as follows:

(In thousands)	2014
Pro forma revenues	$35,052

Pro forma net loss	(2,524)

Pro forma loss per share-diluted	$(0.61)

The Company incurred $1,125,000 of costs in connection with this acquisition, which are included in the above pro forma consolidated information for the year ended October 31, 2014. In addition, the Company incurred $71,000 of debt issuance costs in fiscal 2014, which are being amortized over five years in accordance with a $4.0 million term loan the Company secured to finance the Medisoft acquisition. This amortization has been reflected in the above pro forma disclosure.

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy used to determine these fair values is as follows for 2014

Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
	Total	Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
(In thousands)	October 31	(Level 1)	(Level 2)	(Level 3)
Assets as of October 31, 2014:

Money market funds (included in cash and cash equivalents)	$2,300	$2,300	$—	$—

There were no changes in the method used in the fair value measurements. As of October 31, 2015 the Company did not have any assets or liabilities measured at fair value on a recurring basis.

(5)	Inventories

Inventories consisted of the following as of October 31, 2015 and 2014:

(In thousands)	2015	2014
Raw materials	$3,486	$2,473
Work-in-process	864	541
Finished goods	2,409	2,534
	$6,759	$5,548

(6)	Property and Equipment

Property and equipment consisted of the following as of October 31, 2015 and 2014:

(In thousands)	2015	2014
Land and buildings	$1,952	$2,237
Furniture and fixtures	2,803	2,866
Equipment	1,363	1,326
Leasehold improvements	1,207	1,220
	7,325	7,649
Less: accumulated depreciation	(4,431)	(4,180)
	$2,894	$3,469

 Depreciation expense for the years ended October 31, 2015 and 2014 was $439,000 and $366,000, respectively.

(7)	Intangible Assets

Intangible assets consisted of the following as of October 31, 2015 and 2014:

(In thousands)	2015	2014
Intangible assets:
Developed technology	$7,771	$7,893
Customer and distributor relationships	375	429
Trademarks and trade names	254	283
Software	247	620
Capitalized software in progress	2,705	2,161
	11,352	11,386
Less: accumulated amortization	(7,047)	(7,011)
	$4,305	$4,375

The Company amortizes the intangible assets related to developed technology, patents and trademarks using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Total amortization expense was $612,000 and $215,000 for the years ended October 31, 2015 and 2014, respectively. Of the total, amortization expense related to software costs of $379,000 and $117,000 is included in cost of equipment, supplies and accessories revenues for the years ended October 31, 2015 and 2014, respectively. Amortization expense classified in cost of equipment, supplies and accessories revenue for the year ended October 31, 2015 includes $266,000 of software development costs that were written off in the 2015 third quarter to fully impair one software product deemed to have no future value as of July 31, 2015.

The Company estimates it will incur the following amortization expense in future fiscal years based on the intangible assets the Company expects to have placed in service at the end of fiscal 2016:

(In thousands)	Amortization
2016	$371
2017	366
2018	345
2019	289
2020	265
Thereafter	412
$2,048

This table does not include estimated amortization expense of $77,000 for patents included in “Developed technology,” not yet placed into service, and capitalized software costs of $2,180,000 for software the Company expects to place into service after fiscal 2016. The Company capitalized software development costs of $740,000 and $694,000 during the years ended October 31, 2015 and 2014, respectively. Upon completion of these development projects, the Company expects to amortize the capitalized software costs over a five year period.

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

Warranty provisions and claims for the twelve months ended October 31, 2015 and 2014 were as follows:

(In thousands)	2015	2014
Balance, beginning of period	$109	$147
Warranty provision based on units sold	271	171
Periodic reserve adjustments	69	15
Warranty claims	(302)	(224)
Balance, end of period	$147	$109

(9)	Financing Arrangements

On July 24, 2014, the Company entered into a credit agreement (“Agreement”) with BMO Harris Bank NA (“Bank”).

The Agreement, as amended, includes a $4.0 million term loan and $250,000 revolving credit facility, which is also available for standby and commercial letters of credit. The term loan, which bears interest at a floating rate, is payable in equal monthly principal installments of $66,667 over a five-year period commencing August 31, 2014 and is evidenced by a term note. The Company funded the original $4.0 million under the term loan on July 24, 2014. The Company used these proceeds in connection with its acquisition of Medisoft SA. The revolving credit facility had a one-year term, which has been renewed through July 31, 2016. The Company may use the revolving credit facility from time to time for working capital or general corporate needs. The revolving credit facility is evidenced by a revolving note.

The promissory notes under the Agreement are collateralized by substantially all the assets of MGC Diagnostics Corporation and Medical Graphics Corporation and 66% of the equity interest of any first-tier foreign subsidiary, which includes MGC Diagnostics Belgium S.P.R.L., the entity that acquired Medisoft SA and its subsidiaries.

The Company has the ability under the Agreement to designate the term loan and borrowings under the Revolving Credit Facility as either Base Rate Loans or LIBOR Loans. If a loan or a portion of a loan is a LIBOR loan, then the interest rate will be based on the LIBOR rate plus a LIBOR margin that will range from 2.25% to 2.75%, depending upon the Company’s Total Leverage Ratio (2.50% LIBOR margin at October 31, 2015). If a loan or a portion of a Loan is a Base Rate Loan, then the interest rate will be based on the Bank’s Base Rate, plus a Base Rate Margin from 1.25% to 1.75% based on the Company’s Total Leverage Ratio (1.50% Base Rate Margin at October 31, 2015). The interest rates on outstanding balances will change, based on changes in the Bank Base Rate or the LIBOR rate. The interest rate on the term loan was 4.75% as of October 31, 2015.

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

The Company must attain the following covenants under the amended agreement:

•	Minimum cash balances;

•	Total Leverage Ratio: not greater than 2.50 on October 31, 2015 and thereafter;

•	Adjusted Fixed Charge Coverage Ratio: not less than 1.25 on October 31, 2015 and thereafter; and

•	Consult with and obtain the approval of the Bank if the Company makes changes in its senior executive management team, other than the changes that substantially retain the existing operating responsibilities of these executives,

At October 31, 2015, the Company was in compliance with all financial and non-financial covenants under the Agreement.

Payments required under the agreements are as follows:

(In thousands)	Amount
Year Ended October 31,
2016	$800
2017	800
2018	800
2019	600
$3,000

(10)         Shareholders’ Equity

Stock Options, Restricted Stock Awards and Other Stock-based Compensation

Under the MGC Diagnostics Corporation 2002 Stock Option Plan (the “2002 Plan”), the Company had reserved 800,000 shares of its common stock for issuance upon exercise of stock options. As of October 31, 2015, options for 800,000 shares had been granted, 636,045 shares had been issued upon exercise of options, 163,955 had been cancelled or forfeited and no options to purchase shares were outstanding. No future shares will be issued under the 2002 Plan.

At a Special Meeting of Shareholders held on August 22, 2007, the shareholders approved the MGC Diagnostics Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 250,000 shares of its common stock for issuance under the 2007 Plan. The 2007 Plan has been amended several times and currently authorizes the issuance of up to 850,000 shares under various incentive forms. As of October 31, 2015, stock options for 177,900 shares were outstanding, 81,157 shares had been issued upon exercise of stock options, 364,363 shares had been issued pursuant to fully vested restricted stock awards, 10,221 shares had been issued as performance share awards, 12,807 shares were issued in lieu of Director regular cash retainer fees, 49,993 shares were subject to unvested restricted stock awards and 153,559 shares were available for future grant in some form. Under the terms of the 2007 Plan, as amended, up to 850,000 shares may be issued pursuant to incentive stock awards, up to 550,000 may be issued as incentives for non-employee directors and up to 500,000 may be issued pursuant to restricted stock grants. As of October 31, 2015, these sub-limits permit a maximum of 85,644 additional restricted stock awards to be issued.

The 2007 Plan provides that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than the fair market value of the stock at the date of grant. Options under both plans are subject to vesting schedules established on the date of grant. In addition, the 2007 Plan allows the granting of restricted stock awards, stock appreciation rights and performance stock.

Total stock-based compensation expense included in the Company’s statements of comprehensive income (loss) was $496,000 and $441,000 for the years ended October 31, 2015 and 2014, respectively.

Stock Options

A summary of the Company’s stock option activity for the years ended October 31, 2015 and 2014 is presented in the following table:

	For the Year ended
	October 31, 2015		October 31, 2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	52,650	$7.01	110,370	$6.83
Granted	150,000	6.07	22,500	9.12
Exercised	(11,137)	5.13	(865)	6.60
Expired or cancelled	(13,613)	5.16	(79,355)	7.37
Outstanding at end of period	177,900	$6.48	52,650	$7.01

The following table summarizes information concerning stock options outstanding as of October 31, 2015:

		Weighted
		Average
		Remaining	Number
	Number	Contractual	Subject to
Exercise Prices	Outstanding	Life	Exercise
$ 6.07	150,000	6.58	—
6.76	5,400	7.03	3,598
9.12	22,500	5.59	7,499
Total	177,900	6.47	11,097

The total intrinsic value of options exercised during the years ended October 31, 2015 and 2014 was $8,000 and $1,000, respectively. The total intrinsic value of options outstanding and exercisable as of October 31, 2015 was $80,000 and $0, respectively, which was calculated using the closing stock price at the end of the year less the option price of in-the-money options. The Company issues new shares when stock options are exercised. Unrecognized compensation expense related to outstanding stock options as of October 31, 2015 was $483,000 and is expected to be recognized over a weighted average period of 2.50 years.

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The expense recognized for options granted under the 2002 Plan and 2007 Plan is equal to the fair value of stock options as of the grant date. The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model for stock option grants made during the years ended October 31, 2015:

	Options Granted	Options Granted
	May 28, 2015	June 1, 2014
Weighted average fair value of options granted	$3.27	$5.17
Assumptions used:
Expected life (years)	7.00	7.00
Risk-free interest rate	1.25%	1.70%
Volatility	53.11%	55.78%
Dividend Yield	0.00%	0.00%

a)	Expected life: For employee grants, the expected term of options granted is determined using historical data, the contractual terms of the options granted and other factors.

b)	Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

c)	Volatility: The expected volatility of the Company’s common stock is calculated by using the historical daily volatility of the Company’s stock price calculated over a period of time representative of the expected life of the options.

d)	Dividend yield: The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock and, other than the one-time special dividend the Company paid in April 2013, the Company has not historically paid any dividends.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the years ended October 31, 2015 and 2014 is presented in the following table:

	For the Year ended
	October 31, 2015		October 31, 2014
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	57,035	$8.40	66,094	$5.88
Granted	31,261	7.03	37,725	9.68
Vested	(38,303)	8.32	(46,784)	5.87
Unvested at end of period	49,993	$7.61	57,035	$8.40

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of October 31, 2015 was $210,000 and is expected to be recognized over a weighted average period of 1.20 years.

In connection with the separation of the Company’s former Chief Executive Officer, his remaining restricted stock awards were accelerated from the normal vesting on July 14, 2014 to May 31, 2014, resulting in an addition to stock-based compensation expense of $39,000 in the year ended October 31, 2014.

Director Stock Awards in Lieu of Cash Retainer Fees

During fiscal 2013, the Company initiated a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their quarterly cash retainer fees. During the year ended October 31, 2015 and 2014, the Company issued 7,057 and 4,387 shares, respectively, under this program. The expense was recognized at the time of share issuance and totaled $45,000 in both of the years ended October 31, 2015 and 2014.

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

The Company has also issued performance share awards to non-employee consultants. These awards are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The value of stock awards to non-employees remained variable until performance criteria have been achieved, when individual share groups to be granted vest, establishing the value of each group over the dates that its related performance criteria was completed. Under variable accounting, amounts were expensed in relation to the shares expected to be granted over the performance period. The value of the shares whose performance criteria had been met became fixed at the market value on the date earned and the value of all other shares were marked to market as of the reporting date. Expense under this agreement for the year ended October 31, 2014 was $9,000. No non-employee consultant performance awards were granted during fiscal 2015 and none are outstanding as of October 31, 2015.

Employee Stock Purchase Plan

The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended (“Purchase Plan”), allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to eligibility requirements. Under the Purchase Plan, participating employees may purchase the Company’s common stock on a voluntary after-tax basis at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase phase. The Purchase Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phases that ended on December 31, 2014 and June 30, 2015 employees purchased 12,040 and 11,711 shares at prices of $5.44 and $4.45 per share, respectively. For the phases that ended on December 31, 2013 and June 30, 2014 employees purchased 9,398 and 10,079 shares at prices of $7.11 and $7.06 per share, respectively. As of October 31, 2015, the Company has withheld approximately $35,000 from employees participating in the phase that began on July 1, 2015. As of October 31, 2015, 69,082 shares of common stock were available for future purchase under the Purchase Plan.

The following table presents the classification of pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income (loss) for the years ended October 31, 2015 and 2014:

	Year ended October 31,
(In thousands)	2015	2014
Cost of revenues	$4	$5
Selling and marketing	97	81
General and administrative	389	348
Research and development	6	7
Stock-based compensation expense	$496	$441

Tax Impact of Stock-Based Compensation

The Company reports the benefit of tax deductions in excess of recognized stock-based compensation expense on the consolidated statements of cash flows as financing cash flows. For the years ended October 31, 2015 and 2014, there were no excess tax benefits.

(11)        Leases

The Company leases domestic office and manufacturing space, and various office accessories. The building lease for the Company’s present office and manufacturing space expires on December 31, 2017. The Company also leases selling office spaces and manufacturing space in France and Italy, which leases expire at various dates through October 31, 2020 and auto leases through 2019. Total lease expenses, including office and manufacturing spaces, autos and office accessories, were $458,000 and $322,000 for the years ended October 31, 2015 and 2014, respectively.

The renewal terms of the building lease for the Company’s domestic office and manufacturing facility include rental payments that escalate annually at stated amounts. The lessor also agreed to make certain leasehold improvements in the early portion of the renewal period. The Company uses deferred rental liability accounts to accrue the combined effect of the future payments in relation to the lessor-funded improvements and the normal rent expense for each year, calculated as the average of the five-year committed payments. At October 31, 2013, the Company recorded $210,000 of the estimated lessor-funded leasehold improvements, with additional improvements similarly funded totaling $33,000 completed in the year ended October 31, 2014. The balance of the remaining lessor-funded leasehold improvements will be recorded when completed. Future minimum lease payments under operating leases in effect as of October 31, 2015 are as follows:

(In thousands)	Amount
Year Ended October 31,
2016	$489
2017	474
2018	147
2019	51
2020	33
Thereafter	6
$1,200

(12)        Income Taxes

The Company recorded a net income tax benefit of $3,549,000 for the fiscal year ended October 31, 2015 compared to an income tax benefit of $176,000 for fiscal year ended October 31, 2014. The current year benefit includes a tax benefit of approximately $3,111,000 as result of the Company in the reversing a substantial portion of the valuation allowance on its domestic deferred tax assets. In addition approximately $544,000 of foreign deferred income tax benefit related to Medisoft Belgium was recorded. These tax benefits were partially offset by current estimated federal AMT, state tax expense, minimum fees, and provincial tax expense totaling $106,000. The fiscal 2014 benefit includes a deferred foreign tax benefit of $197,000 related to MediSoft, offset by current foreign provincial taxes, state income tax expenses, minimum fees, and an increase in reserves for uncertain tax positions totaling $21,000.

The Company has federal net operating loss (“NOL”) and general business tax credit carry forwards; however, the utilization of some of these tax loss and tax credit carry forwards is limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of a IRS-deemed change in ownership that occurred in the fourth quarter of fiscal 2006. The Company estimates that the amount of federal NOL carry forward at October 31, 2015 that is not limited is approximately $10.1 million. These loss carry forwards will expire in years 2018 through 2032. Additionally, the Company has concluded that all general business credit carry forwards generated prior to the 2006 change in ownership are limited and not available for use in future years. The Company also has federal and state combined general business credits of $299,000, which will carry forward and begin to expire in 2033. Usage of this general business credit carry forward is not limited because it was generated after the change in ownership. The Company also has $193,000 of alternative minimum tax credit carry forwards that do not expire. The alternative minimum tax credit carry forward benefits are limited by IRC §383 but their ultimate use is not affected since these do not expire. Due to the extension from 15 to 20 years for the carry forward of these NOLs, none of the current loss carry forward benefits expire until 2018 after considering the statutory limitations described above. In addition, the Company has combined foreign NOL’s of approximately $4.3 million.

The (benefit from) provision for income taxes was as follows:

	Year ended October 31,
(In thousands)	2015	2014
Current:
Federal	$47	$—
State	68	13
Foreign	(9)	8
	106	21
Deferred:
Federal	$(3,016)	$—
State	(95)	—
Foreign	(544)	(197)
	(3,655)	(197)
	$(3,549)	$(176)

A reconciliation of the provision (benefit) for income taxes to the statutory federal rate was as follows:

	2015	2014
Federal statutory rate	34.0%	(34.0)%
State taxes, net of federal benefit	9.0	(2.4)
Valuation allowance reversal	(729.8)	—
Other changes in valuation allowance	(148.9)	(10.3)
Research and development credits	(13.9)	—
Non-deductible meals and entertainment	8.1	3.7
Non-deductible acquisition costs	—	23.9
Non-taxable foreign payroll subsidies	(6.9)	—
Non-deductible foreign expenses	6.7	—
Reserve for uncertain tax positions	(2.0)	—
Foreign rate differential	3.9	0.5
Foreign and other taxes	—	1.4
Stock-based compensation	9.8	1.4
Other	(2.7)	2.6
Effective income tax rate	(832.7)%	(13.2)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of October 31, 2015 and 2014 are presented below:

(In thousands)	2015	2014
		(Revised – Note 3)
Deferred tax assets:
Net operating loss carry forwards	$3,969	$4,558
Tax credit carry forwards	492	234
Deferred revenue	1,066	928
Unrealized foreign currency loss	486	—
Inventory reserve	223	337
Stock-based compensation	10	54
Accrued expenses and other	162	465
Valuation allowance	(963)	(4,708)
Total deferred tax assets	5,445	1,868
Deferred tax liabilities:
Intangible assets	(1,546)	(1,512)
Fixed assets	(499)	(635)
Deferred rent and other	(58)	(68)
Total deferred tax liabilities	(2,103)	(2,215)
Net deferred income tax asset (liability)	$3,342	$(347)

The Company has adopted Accounting Standards Update (ASU) 2015-17 to present balance sheet classification of deferred income taxes as noncurrent. As of October 31, 2014, $20,000 of current deferred tax assets were reclassified to non-current deferred income tax liabilities. Components of resulting noncurrent deferred tax assets (liabilities) as of October 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014
		(Revised – Note 3)
Deferred taxes recorded on the balance sheet:
Deferred tax assets—long-term Federal	$3,016	$—
Deferred tax assets—long-term State	95	—
Deferred tax assets (liabilities)—long-term Foreign	231	(347)
	$3,342	$(347)

The valuation allowance for deferred tax assets as of October 31, 2015 and 2014 was $963,000 and $4,708,000 respectively. The total valuation allowance decreased by $3,745,000 for the year ended October 31, 2015 due to reversing a substantial portion of the Company’s valuation allowance on its domestic deferred assets. The valuation allowance increased $48,000 for the year ended October 31, 2014.

The $347,000 net foreign deferred tax liability in the prior year, relates to the Belgium subsidiary acquired as part of the MediSoft acquisition. The net deferred tax liability was related to intangible and fixed asset deferred tax liabilities established through purchase accounting that were partially offset by deferred tax assets attributed to Belgium NOLs. Belgian NOLs do not expire and therefore, do not require a valuation allowance based on taxable income that is expected in future periods.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future table income and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Based on the Company’s assessment of all available evidence including (i) previous three-year cumulative income before infrequent and unusual items, (ii) a history of generating income before taxes for the past two years and (iii) estimates of future Company profitability, the Company determined that it was more-likely-than-not that the Company would be able to realize a substantial portion of its deferred tax assets in the future. During the third quarter of fiscal year 2015, the Company incurred a non- cash benefit of approximately $3,111,000 due to the reversal of a substantial portion of the valuation allowance on the Company’s domestic deferred tax assets.

Deferred tax assets relating to the tax benefits of employee stock option grants have been reduced to reflect exercises through the year ended October 31, 2015. Certain exercises resulted in tax deductions in excess of previously recorded tax benefits. The Company’s U.S. federal NOL carry forwards of $10.1 million referenced above as of October 31, 2015 include $2.8 million of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit of $1,032,000 will not be recognized until the deductions reduce taxes payable. Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2015, these tax benefits are not reflected in the Company’s deferred tax assets presented above. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when and if recognized. In addition, the Company has state NOL carry forwards of approximately $1.7 million and foreign NOL carry forwards of approximately $4.3 million. Expiration of state NOL’s vary by state and approximately $166,000 will expire in fiscal 2016 if not utilized. Foreign NOL expiration varies by country; however a substantial portion of the foreign NOL’s are in Belgium which do not expire.

In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. For the years ended October 31, 2015 and 2014, the liability for uncertainties in income taxes increased by $4,000 and $3,000 respectively. The Company does not expect the amount of reserves for uncertain tax positions to change significantly in the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of October 31, 2015 and 2014 follows:

	Year ended October 31,
(In thousands)	2015	2014
Balance, beginning of period	$57	$54
Current year additions	52	3
Current year decreases related to prior year tax positions	(48)	—
Balance, end of period	$61	$57

If recognized, approximately $41,000 of these benefits would lower the effective tax rate. The remaining $20,000 if recognized would result in a deferred tax asset subject to a valuation allowance and therefore not affect the effective rate. The unrecognized tax benefits are related to potential state income tax liabilities in prior years including interest as well as current year research and development credits.

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

(13)        401(k) Savings Plan

Substantially all domestic employees are eligible to participate in the 401(k) Savings Plan (“Savings Plan”). Employees may make pre-tax voluntary contributions to their individual accounts up to a maximum of 50% of their aggregate compensation, but not more than currently allowable limits established by the Internal Revenue Service. The Savings Plan permits matching and discretionary employer contributions. The Company matches 50% of the first 6% of an employee’s annual compensation. Company contributions to the Savings Plan were $230,000 and $228,000 for the years ended October 31, 2015 and 2014, respectively.

(14)        Segment Reporting

The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales and long-lived assets by geographic area are shown in the following tables.

	Year ended October 31,
(In thousands)	2015	2014
		(Revised- Note 3)
Revenues from unaffiliated customers:
United States	$26,923	$24,028
Americas	1,209	1,287
Europe, Middle East, Africa	7,052	3,126
Asia Pacific	2,283	1,547
	$37,467	$29,988

	October 31, 2015	October 31, 2014
		(Revised- Note 3)
Long-lived assets:
United States	$7,032	$3,718
Europe	6,840	7,950
	$13,872	$11,668

(15)        Separation Accrual

During the fourth quarter of fiscal 2014, the Company recorded charges of $188,000 and $24,000 to general and administrative expenses and research and development expenses, respectively, relating to the separation of management personnel. The following table reconciles activity for accrued separation expenses for the following periods.

	Year ended October 31,
(In thousands)	2015	2014
Balance, beginning of period	$212	$97
Severance incurred during the period	8	212
Severance payments	(220)	(97)
Balance, end of period (included in employee compensation accrual)	$—	$212

(16)        Litigation

The Company is also subject to certain claims and lawsuits that have been filed in the ordinary course of business. From time to time, the Company initiates lawsuits against others to enforce patents or to seek collection of debts in the ordinary course of business. The Company is not subject to any ending litigation except as set forth below.

MGC Diagnostics Corporation v. Mr. Guy Martinot and Dr. Jean-Benoît Martinot

In November 2015, the Company commenced litigation in the French-speaking courts of Brussels, Belgium against the selling shareholders of Medisoft for violations of representations and warranties in the stock purchase agreement dated as of July 10, 2014 under which the Company purchased Medisoft. The Company alleged that these violations resulted in Company damages of approximately €985,400 ($1,084,000). In May 2015, the Company received payment of €406,700 ($447,000) with respect to these alleged violations pursuant to a bank guaranteed contractual escrow fund and has reflected that payment on its books and records. The defendant selling shareholders have advised the Company that they intend to assert a counterclaim against the Company. The Company has not accrued any losses related to the litigation or accrued any related legal costs it has not yet incurred. The Company currently expects that this litigation process may continue until the fall of 2017.

NeuroVirtual USA, Inc. v. MGC Diagnostics Corporation

On January 12, 2016, NeuroVirtual USA, Inc. commenced a lawsuit against the Company in the United States District Court for the Southern District of New York asserting breach of contract, anticipatory breach of contract, and fraud in the inducement. NeuroVirtual commenced the lawsuit after MGC, in a letter dated December 17, 2015, informed NeuroVirtual that MGC was rescinding a distribution agreement dated March 31, 2014 between NeuroVirtual and MGC because, among things, NeuroVirtual failed to comply with applicable Minnesota law in connection with the distribution agreement. NeuroVirtual has alleged (i) damages of $1,055,120 for breach of contract, (ii) damages of $1,363,850 for anticipatory breach of contract; and (iii) damages of no less than $5.0 million for fraud in the inducement. MGC believes that its rescission of the distribution agreement was proper and that it has valid defenses to the NeuroVirtual claims. MGC intends to file an Answer and Counterclaim against NeuroVirtual. The Company has not accrued any losses related to the litigation or accrued any related legal costs it has not yet incurred. At this time, the Company is unable to provide an estimate of a possible loss, or a range of loss in connection with this lawsuit.

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

In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer, Todd M. Austin, and Chief Financial Officer, Wesley W. Winnekins, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2015. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2015.

(b) Changes in Internal Controls.

There have been no changes in internal control over financial reporting that occurred during the fiscal 2015 fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as follows:

Management’s Report on Internal Control over Financial Reporting in its Form 10-K for the year ended October 31, 2104, excluded the Company’s MediSoft S.A. subsidiary, which the Company acquired on August 1, 2014. Management’s Report on Internal Control over Financial Reporting now covers the Medisoft assets and operations. This report is included in Item 8, “Financial Statements and Supplementary Data.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its March 16, 2016 Annual Meeting of Shareholders (“2016 Proxy Statement”), and is incorporated herein by reference.

The information with respect to the Company’s executive officers required by Item 401(b) of Regulation S-K is set forth under Item 1 of this Form 10-K under the caption “Executive Offices of the Registrant.”

The information called for by Item 405 under Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Company’s 2016 Proxy Statement, and is incorporated herein by reference.

The Company has adopted a Code of Ethics and Business Conduct applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics and Business Conduct can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company. Additional information about our Code of Ethics and Business Conduct required pursuant to Item 406 of Regulation S-K will be set forth under the caption Code of Ethics and Business Conduct in the Company’s 2016 Proxy Statement, and is incorporated herein by reference.

The information required pursuant to Item 407 of Regulation S-K will be set forth under the caption “Corporate Governance” in the Company’s 2016 Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by Item 402 of Regulation S-K will be set forth under the caption “Executive Compensation” in the Company’s 2016 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company’s 2016 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, And Director Independence

The information required by Item 404 of Regulation S-K will be provided in the Company’s 2016 Proxy Statement, to the extent applicable, and such information, if any, is incorporated herein by reference.

The information required by Items 407(a) of Regulation S-K will be set forth under the caption “Corporate Governance,” in the Company’s 2016 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 of Form 10-K and 9(e) of Schedule 14A will be set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2016 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1.	Financial Statements of Registrant

The following consolidated financial statements of MGC Diagnostics Corporation and Subsidiaries are set forth in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm, Baker Tilly Virchow Krause, LLP.

Consolidated Balance Sheets as of October 31, 2015 and 2014.

Consolidated Statements of Comprehensive Income (Loss) for the years ended October 31, 2015 and 2014.

Consolidated Statements of Cash Flows for the years ended October 31, 2015 and 2014.

Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2015 and 2014.

Notes to Consolidated Financial Statements.

(a) 2.	Financial Statement Schedules

None.

(a) 3.	Exhibits

3.1	MGC Diagnostics Corporation Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 contained in the Company’s Form 10-Q for the quarter ended July 31, 2012).

3.2	MGC Diagnostics Corporation Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 contained in the Company’s Form 10-Q for the quarter ended July 31, 2012).

4.1	Form of MGC Diagnostics Corporation Warrant dated August 1, 2014 (incorporated by reference to Exhibit 4.1 to the Form 8-K dated August 1, 2014).

10.1	* MGC Diagnostics Corporation Restated 2003 Employee Stock Purchase Plan, as amended through May 30, 2012 (incorporated by reference to Appendix A to the definitive proxy statement dated April 11, 2012, and filed with the SEC on April 17, 2012 for the Annual Meeting of Shareholders held on May 30, 2012).

10.2	* MGC Diagnostics Corporation 2007 Stock Incentive Plan (incorporated by reference from Exhibit A to the definitive proxy statement dated February 6, 2015 for the annual meeting of shareholders held March 18, 2015).

10.3	* MGC Diagnostics Corporation Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended October 31, 2011).

10.4	* Executive Employment Agreement dated as of June 1, 2014 between MGC Diagnostics Corporation and Todd M. Austin (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 31, 2014).

10.5	* Executive Employment Agreement dated as of June 1, 2014 between MGC Diagnostics Corporation and Matthew S. Margolies (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 31, 2014).

10.6	* Executive Employment Agreement dated as of June 1, 2014 between MGC Diagnostics Corporation and Wesley W. Winnekins. (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 31, 2014).

10.7	Lease dated December 31, 2003 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation (currently MGC Diagnostics Corporation) and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10.6 contained in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2004).

10.7.1	Lease amendment dated December 21, 2008 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation (currently MGC Diagnostics Corporation) and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10.5.1 to Form 10-K for the year ended October 31, 2008).

10.7.2	Lease amendment dated January 15, 2009 between Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation (currently MGC Diagnostics Corporation) and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota. (incorporated by reference to Exhibit 10.5.2 to Form 10-K for the year ended October 31, 2009).

10.7.3	Lease amendment dated August 16, 2011 between VRT Properties, LLC, successor to Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation (currently MGC Diagnostics Corporation) and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 99.1 to Form 10-Q for the quarter ended July 31, 2011).

10.7.4	Lease amendment dated June 25, 2012 between VRT Properties, LLC, successor to Vadnais Heights Investment Company, MCHA Capital, LLC., Robert Tipler and Richard K. Mathews (collectively “Lessor”) and Angeion Corporation (currently MGC Diagnostics Corporation) and Medical Graphics Corporation, (collectively “Lessee”), for 350 Oak Grove Parkway, St. Paul, Minnesota (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 31, 2012).

10.8	* MGC Diagnostics Corporation Policy on Director Election on Stock in Lieu of Quarterly Retainer (As amended, December 16, 2015).

10.9	Stock Purchase Agreement dated July 10, 2014 between MGC Diagnostics Belgium S.P.R.L., a private limited liability company, and Guy Martinot and Jean-Benoit Martinot. 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated August 1, 2014).

10.10	Credit Agreement dated as of July 24, 2014 between MGC Diagnostics Corporation, Medical Graphics Corporation and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 24, 2014).

10.10.1	Amendment No. 1, dated January 29, 2015, to Credit Agreement dated as of July 24, 2014 between MGC Diagnostics Corporation, Medical Graphics Corporation and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.11.1 to Form 10-K for the year ended October 31, 2014).

10.10.2	Amendment No. 2, dated July 23, 2015, to Credit Agreement dated as of July 24, 2014 between MGC Diagnostics Corporation, Medical Graphics Corporation and BMO Harris Bank N.A.

10.11	$4.0 Term Note dated July 24, 2014 from MGC Diagnostics Corporation and Medical Graphics Corporation to BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 24, 2014).

10.12	$250,000 Revolving Term Note dated January 29, 2015 from MGC Diagnostics Corporation and Medical Graphics Corporation to BMO Harris (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended October 31, 2014).

10.13	Security Agreement dated July 24, 2014, between MGC Diagnostics Corporation, Medical Graphics Corporation and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.4 to Firm 8-K dated July 24, 2014).

21	Subsidiaries of MGC Diagnostics Corporation.

23.1	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. § 1350.

101**	The following materials from our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, (v) Notes to Consolidated Financial Statements and (vi) document and entity information.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGC DIAGNOSTICS CORPORATION
(Registrant)

January 29, 2016	By	/s/ Todd M. Austin
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

Name	Title	Date

/s/ Todd M. Austin	Chief Executive Officer	January 29, 2016
Todd M. Austin	(Principal Executive Officer)

/s/ Wesley W. Winnekins	Chief Financial Officer & Chief Operating Officer	January 29, 2016
Wesley W. Winnekins	(Principal Financial Officer)

/s/ Mark W. Sheffert	Chairman of the Board of Directors and	January 29, 2016
Mark W. Sheffert	Director

/s/ John R. Baudhuin	Director	January 29, 2016
John R. Baudhuin

/s/ Terrence W. Bunge	Director	January 29, 2016
Terrence W. Bunge

/s/ Wendy D. Lynch	Director	January 29, 2016
Wendy D. Lynch, Ph.D.

/s/ Robert E. Munzenrider	Director	January 29, 2016
Robert E. Munzenrider

/s/ Hendrik Struik	Director	January 29, 2016
Hendrik Struik

