Form 10-Q
period 2016-01-31
MGC DIAGNOSTICS Corp
filed 2016-03-15
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended January 31, 2016.

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of March 6, 2016, the Company had outstanding 4,337,519 shares of Common Stock, $0.10 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2016 and October 31, 2015

(In thousands, except share and per share data)

	January 31, 2016	October 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash	$6,587	$6,553
Accounts receivable, net of allowance for doubtful accounts of $111 and $117, respectively	7,584	7,416
Inventories, net of obsolescence reserve of $280 and $288, respectively	6,989	6,759
Prepaid expenses and other current assets	472	988
Total current assets	21,632	21,716
Property and equipment, net of accumulated depreciation of $4,531 and $4,431, respectively	2,782	2,894
Intangible assets, net	4,401	4,305
Goodwill	3,273	3,324
Deferred income taxes	3,277	3,342
Other non-current assets	8	7
Total Assets	$35,373	$35,588
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$2,951	$2,617
Employee compensation	1,235	1,854
Deferred income	3,586	3,608
Current portion of long-term debt	851	785
Other current liabilities and accrued expenses	1,548	1,493
Total current liabilities	10,171	10,357
Long-term liabilities:
Long-term debt, less current portion	1,961	2,158
Long-term deferred income and other	3,129	3,146
Total Liabilities	15,261	15,661
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,337,072 and 4,324,379 shares issued and 4,287,745 and 4,274,386 shares outstanding in 2016 and 2015, respectively	429	427
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	24,308	24,118
Accumulated deficit	(4,359)	(4,355)
Accumulated other comprehensive loss	(266)	(263)
Total Shareholders’ Equity	20,112	19,927
Total Liabilities and Shareholders’ Equity	$35,373	$35,588

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(Unaudited in thousands, except per share data)

	Three Months ended January 31,
	2016	2015
Revenues
Equipment, supplies and accessories revenues	$7,542	$7,293
Service revenues	1,709	1,650
	9,251	8,943
Cost of revenues
Cost of equipment, supplies and accessories revenues	3,871	3,628
Cost of service revenues	503	444
	4,374	4,072
Gross margin	4,877	4,871
Operating expenses:
Selling and marketing	2,501	2,241
General and administrative	1,412	1,671
Research and development	673	810
Amortization of intangibles	58	49
	4,644	4,771
Operating income	233	100
Interest expense, net	66	58
Foreign currency loss	109	724
Income (loss) before taxes	58	(682)
Provision for (benefit from) taxes	62	(141)
Net loss	(4)	(541)
Other comprehensive loss, net of tax
Effect of foreign currency translation adjustments	(3)	(106)
Comprehensive loss	$(7)	$(647)
Loss per share:
Basic	$—	$(0.13)
Diluted	$—	$(0.13)
Weighted average common shares outstanding:
Basic	4,280	4,204
Diluted	4,280	4,204

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited in thousands, except per share data)

	Three Months ended January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(4)	$(541)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	103	119
Amortization	74	94
Stock-based compensation	144	113
Deferred income taxes	62	(173)
Loss on foreign currency	108	724
Decrease in allowance for doubtful accounts	(5)	—
Decrease in inventory obsolescence reserve	(8)	(45)
Loss on disposal of equipment	2	—
Changes in operating assets and liabilities:
Accounts receivable	(176)	(371)
Inventories	(233)	(132)
Prepaid expenses and other current assets	547	177
Accounts payable	336	(35)
Employee compensation	(613)	(39)
Deferred income	(25)	58
Other current liabilities and accrued expenses	27	63
Net cash provided by operating activities	339	12

Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(207)	(176)
Net cash used in investing activities	(207)	(176)

Cash flows from financing activities:
Payment of debt issuance costs	—	(5)
Payment of long-term borrowing	(133)	(200)
Proceeds from issuance of common stock under employee stock purchase plan	50	65
Repurchase of common stock upon vesting of restricted stock awards	(2)	(2)
Net cash used in financing activities	(85)	(142)
Effect of exchange rate changes on cash	(13)	(69)
Net increase (decrease) in cash	34	(375)

Cash at beginning of period	6,553	5,675
Cash at end of period	$6,587	$5,300

Cash paid for taxes	$98	$15
Cash paid for interest	37	32

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

The consolidated balance sheet as of January 31, 2016, the consolidated statements of comprehensive loss for the three months ended January 31, 2016 and 2015, the consolidated statements of cash flows for the three months ended January 31, 2016 and 2015 and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2015 was derived from the audited consolidated financial statements as of that date. Operating results for the three months ended January 31, 2016 are not necessarily indicative of the results that may be expected for the year ending October 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended October 31, 2015.

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities made in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates include accounts receivable reserves, product warranty and inventory reserves, realizability of deferred tax assets and depreciable lives of property, equipment and intangible assets (including internal software development costs).

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years beginning after the expiration of the standard warranty. Deferred income associated with service contracts was $6,086,000 and $6,173,000 as of January 31, 2016 and October 31, 2015, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $416,000 and $412,000 as of January 31, 2016 and October 31, 2015, respectively.

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

No customer accounted for more than 10% of revenue in either of the three-month periods ended January 31, 2016 or 2015.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $109,000 and $96,000 as of January 31, 2016 and October 31, 2015, respectively. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

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

We begin to capitalize costs related to software developed for new products and significant enhancements of existing products once we reach technological feasibility and we have completed all research and development for the components of the product. We amortize these costs on a straight-line basis over the estimated useful life of the related product, generally five, but not to exceed seven years, commencing with the date the product becomes available for general release to our customers. We amortize costs for internal use software over the expected use periods of the software (See Note 5). The achievement of technological feasibility and the estimate of a product’s economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized software asset and a charge to our operating results.

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

When a company is acquired, the purchase price is allocated among net tangible assets, in-process research and development, other identifiable intangible assets and the remainder, if any, is recognized as goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired and is not amortized, in accordance with ASC 350, Intangibles-Goodwill and Other. However, the Company will periodically assess the qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount and on September 30 of each fiscal year, perform its annual impairment test as required by ASC 350. If the Company determines that the goodwill is impaired, it will record this impairment in its financial statements. As of January 31, 2016, the Company determined there was no impairment.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, Income Taxes. The Company recognizes deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. Each quarter, the Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income. The analysis to determine the amount of the valuation allowance is highly judgmental and requires weighing positive and negative evidence including historical and projected future taxable income and ongoing tax planning strategies. See Note 9 to the consolidated financial statements, “Income Taxes,” for further discussion of the Company’s valuation allowance.

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

During February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently assessing the effect that ASU No. 2016-02 will have on its results of operations, financial position and cash flows.

(3)	Stock-Based Compensation and Stock Options

The MGC Diagnostics Corporation 2007 Stock Incentive Plan (the “2007 Plan”) provides that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Compensation Committee, except that the purchase price of incentive stock options may not be less than the fair market value of the stock at the date of grant. Options under the 2007 Plan are subject to vesting schedules established on the date of grant. In addition, the 2007 Plan allows the granting of restricted stock awards, stock appreciation rights and performance stock.

Total stock-based compensation expense included in the Company’s statements of comprehensive loss was $144,000 and $113,000 for the three months ended January 31, 2016 and 2015, respectively.

Stock Options

A summary of the Company’s stock option activity for the three months ended January 31, 2016 and 2015 is presented in the following table:

	For the Three Months ended
	January 31, 2016		January 31, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	177,900	$6.48	52,650	$7.01
Granted	25,305	6.62	—	—
Outstanding at end of period	203,205	$6.50	52,650	$7.01

The following table summarizes information concerning stock options outstanding as of January 31, 2016:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$6.07	150,000	6.33	—
6.62	13,305	6.88	—
6.63	12,000	6.85	—
6.76	5,400	6.79	5,400
9.12	22,500	5.34	7,499
Total	203,205	6.30	12,899

The total intrinsic value of options outstanding and exercisable as of January 31, 2016 was $125,000 and $1,000, respectively, which was calculated using the closing stock price at the end of the first quarter less the option price of in-the-money options. The Company issues new shares when stock options are exercised. Unrecognized compensation expense related to outstanding stock options as of January 31, 2016 was $493,000 and is expected to be recognized over a weighted average period of 2.20 years.

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The expense recognized for options granted under the 2007 Plan is equal to the fair value of stock options as of the grant date. The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model for stock option grants made during the three months ended January 31, 2016:

	Options Granted December 16, 2015	Options Granted December 7, 2015
Weighted average fair value of options granted	$3.35	$3.52
Assumptions used:
Expected life (years)	7.00	7.00
Risk-free interest rate	1.67%	1.67%
Volatility	48.72%	48.75%
Dividend Yield	0.00%	0.00%

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended January 31, 2016 and 2015 is presented in the following table:

	For the Three Months ended
	January 31, 2016		January 31, 2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	49,993	$7.61	57,035	$8.40
Granted	—	—	1,333	6.00
Vested	(666)	5.80	(667)	5.80
Unvested at end of period	49,327	$7.63	57,701	$8.38

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of January 31, 2016 was $135,000 and is expected to be recognized over a weighted average period of 1.28 years.

Director Stock Awards in Lieu of Cash Retainer Fees

The Company has a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their quarterly cash retainer fees. During the three months ended January 31, 2016 and 2015, the Company issued 1,703 and 1,665 shares, respectively, under this program. The expense was recognized at the time of share issuance and totaled $11,000 in each of the three-month periods ended January 31, 2016 and 2015.

Non-employee Stock Awards in Lieu of Cash

In fiscal 2016, the Company entered into a consulting arrangement under which it agreed to issue share awards to non-employee consultants in lieu of cash compensation. These awards are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The number of shares to be issued to non-employees is determined and paid quarterly for fixed monthly dollar values per the agreement. Expense under this agreement for the three months ended January 31, 2016 was $3,000.

Employee Stock Purchase Plan

The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended (“Purchase Plan”), allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to eligibility requirements. Under the Purchase Plan, participating employees may purchase the Company’s common stock on a voluntary after-tax basis at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase phase. The Purchase Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2015, employees purchased 11,248 shares at a price of $4.47 per share. As of January 31, 2016, the Company has withheld approximately $8,000 from employees participating in the phase that began on January 1, 2016. As of January 31, 2016, 57,834 shares of common stock were available for future purchase under the Purchase Plan.

The following table presents the classification of pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive loss for the three months ended January 31, 2016 and 2015:

	Three months ended January 31,
(In thousands)	2016	2015
Cost of revenues	$1	$1
Selling and marketing	29	22
General and administrative	112	88
Research and development	2	2
Stock-based compensation expense	$144	$113

Tax Impact of Stock-Based Compensation

The Company reports the benefit of tax deductions in excess of recognized stock-based compensation expense on the consolidated statements of cash flows as financing cash flows. For the three months ended January 31, 2016 and 2015, there were no excess tax benefits.

(4)	Inventories

Inventories consisted of the following as of January 31, 2016 and October 31, 2015:

(In thousands)	2016	2015
Raw materials	$3,638	$3,486
Work-in-process	815	864
Finished goods	2,536	2,409
	$6,989	$6,759

(5)          Intangible Assets

Intangible assets consisted of the following as of January 31, 2016 and October 31, 2015:

(In thousands)	2016	2015
Intangible assets:
Developed technology	$7,772	$7,771
Customer and distributor relationships	369	375
Trademarks and trade names	251	254
Software	247	247
Capitalized software in progress	2,875	2,705
	11,514	11,352
Less: accumulated amortization	(7,113)	(7,047)
	$4,401	$4,305

The Company amortizes the intangible assets related to developed technology, patents and trademarks using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Total amortization expense was $70,000 and $79,000 for the three months ended January 31, 2016 and 2015, respectively. Of the total, amortization expense related to software costs of $12,000 and $30,000 is included in cost of equipment, supplies and accessories revenues for the three months ended January 31, 2016 and 2015, respectively. The reduction in amortization expense classified in cost of equipment, supplies and accessories revenue for the three months ended January 31, 2016 relates to software development costs that were written off in the 2015 third quarter to fully impair one software product deemed to have no future value as of July 31, 2015. The Company estimates it will incur the following amortization expense in future fiscal years based on the intangible assets the Company expects to have placed in service at the end of fiscal 2016:

(In thousands)	Amortization
Nine months ending October 31, 2016	$268
2017	326
2018	304
2019	246
2020	214
2021	159
Thereafter	247
$1,764

This table does not include estimated amortization expense of $92,000 for patents included in “Developed technology,” not yet placed into service, and capitalized software costs of $2,545,000 for software the Company expects to place into service after the current fiscal year. The Company capitalized software development costs of $170,000 and $158,000 during the three months ended January 31, 2016 and 2015, respectively. Upon completion of these development projects, the Company expects to amortize the capitalized software costs over a five year period.

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

Warranty provisions and claims for the three months ended January 31, 2016 and 2015 were as follows:

(In thousands)	2016	2015
Balance, beginning of period	$147	$109
Warranty provision based on units sold	71	43
Periodic reserve adjustments	12	(25)
Warranty claims	(68)	(24)
Balance, end of period	$162	$103

(7)	Financing Arrangements

On July 24, 2014, MGC Diagnostics Corporation and its wholly-owned subsidiary Medical Graphics Corporation (collectively the “Company”) entered into a credit agreement (“Agreement”) with BMO Harris Bank NA (“Bank”).

The Agreement, as amended, includes a $4.0 million term loan and $250,000 revolving credit facility. The term loan, which bears interest at a floating rate, is payable in equal monthly principal installments of $66,667 over a five-year period commencing August 31, 2014 and is evidenced by a term note. The Company funded the original $4.0 million under the term loan on July 24, 2014. The Company used these proceeds in connection with its acquisition of Medisoft SA. The revolving credit facility had a one-year term, which has been renewed through July 31, 2016. At January 31, 2016, the unpaid balance on the term loan was $2,867,000. The Company may use the revolving credit facility from time to time for working capital or general corporate needs. The revolving credit facility is evidenced by a revolving note. At January 31, 2016, there were no borrowings under the revolving credit facility.

The promissory notes under the Agreement are collateralized by substantially all the assets of MGC Diagnostics Corporation and Medical Graphics Corporation and 66% of the equity interest of any first-tier foreign subsidiary, which includes MGC Diagnostics Belgium S.P.R.L., the entity that acquired Medisoft SA and its subsidiaries.

The Company has the ability under the Agreement to designate the term loan and borrowings under the Revolving Credit Facility as either Base Rate Loans or LIBOR Loans. If a loan or a portion of a loan is a LIBOR loan, then the interest rate will be based on the LIBOR rate plus a LIBOR margin that will range from 2.25% to 2.75%, depending upon the Company’s Total Leverage Ratio (2.75% LIBOR margin at January 31, 2016). If a loan or a portion of a Loan is a Base Rate Loan, then the interest rate will be based on the Bank’s Base Rate, plus a Base Rate Margin from 1.25% to 1.75% based on the Company’s Total Leverage Ratio (1.75% Base Rate Margin at January 31, 2016). The interest rates on outstanding balances will change, based on changes in the Bank Base Rate or the LIBOR rate. The interest rate on the term loan was 5% as of January 31, 2016.

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

At January 31, 2016, the Company was in compliance with all financial and non-financial covenants under the Agreement.

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

The Company had unexpired options and warrants for the purchase of its common stock and unvested restricted and performance stock awards as of January 31, 2016 and 2015 of 420,874 and 278,693 shares, respectively.

Shares used in the net loss per share computations are as follows:

	Three Months ended January 31,
(In thousands)	2016	2015
Weighted average common shares outstanding - basic	4,280	4,204
Dilutive effect of stock options, warrants and unvested restricted shares	—	—
Weighted average common shares outstanding - diluted	4,280	4,204

As a result of the net loss for the three months ended January 31, 2016 and 2015, all outstanding warrants, stock options and unvested restricted stock shares were considered anti-dilutive and, therefore, were excluded from diluted loss per share for the period.

(9)	Income Taxes

The Company has recorded a provision for (benefit from) income taxes of $62,000 and $(141,000) for the three months ended January 31, 2016 and 2015, respectively. The Company records its interim provision for income taxes based on our estimated worldwide annual effective rate for the year excluding the MGC Diagnostics Belgium S.P.R.L. loss for the quarter of $88,000, for which no tax benefit can be recognized due to future expected losses and a resulting valuation allowance related to these losses. As a result, the $62,000 tax expense for the quarter exceeds the world wide consolidated pre-tax quarterly income of $58,000 (which includes the Medisoft Belgium S.P.R.L. loss) resulting in an effective rate for the quarter of approximately 107%. The provisions for income taxes for 2016 include federal alternative minimum tax expense, state and foreign income tax expense and expense related to increased reserves for uncertain tax positions expected for 2016 and included in the projected effective rate. In addition, the benefit from income taxes for the three months ended January 31, 2015, included a deferred tax benefit related to Medisoft current net operating loss and the reversals of deferred tax liabilities from the Medisoft acquisition and limited tax expense for the U.S., due to a full valuation allowance for domestic deferred tax assets as of the fiscal 2015 first quarter end.

As of October 31, 2015 the Company had a remaining valuation allowance of approximately $963,000. As of January 31, 2016, the reserve for uncertain tax positions remained unchanged at $61,000 compared to October 31, 2015. If recognized, approximately $41,000 of these benefits would lower the effective tax rate. The remaining $20,000, if recognized, would result in a deferred tax asset subject to a valuation allowance and therefore would not affect the effective rate.

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

The Company has federal net operating loss (“NOL”) and general business tax credit carry forwards; however, the utilization of some of these tax loss and tax credit carry forwards is limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of an IRS-deemed change in ownership that occurred in the fourth quarter of fiscal 2006. The Company estimates that the amount of federal NOL carry forward from October 31, 2015 that is not limited is approximately $10.1 million. These loss carry forwards will expire in years 2018 through 2032. Additionally, the Company has general business credit carry forwards of $299,000 that will expire in 2033. Usage of this general business credit carry forward is not limited because it was generated after the change in ownership. The Company also has $193,000 of alternative minimum tax credit carry forwards that do not have expiration dates. The alternative minimum tax credit carry forwards are limited by IRC §383, but their ultimate use is not affected since these do not expire. In addition, as of October 31, 2015, the Company has combined foreign NOLs of approximately $4.3 million.

The Company’s domestic NOL carry forwards of $10.1 million as of October 31, 2015 include $2.8 million of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit will not be recognized until the deductions reduce taxes payable. Accordingly, since the tax benefit did not reduce the Company’s current taxes payable in 2016 or 2015, these tax benefits are not reflected in the Company’s deferred tax assets. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when and if recognized. In addition, as of October 31, 2015, the Company has state NOL carry forwards of approximately $1.7 million and foreign NOL carry forwards of approximately $4.3 million. Expiration of state NOLs vary by state and approximately $166,000 will expire in fiscal 2016 if not utilized. Foreign NOL expiration varies by country; however a substantial portion of the foreign NOLs are in Belgium, which do not expire.

(10)        Segment Reporting

The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales and long-lived assets by geographic area are shown in the following tables.

	Three months ended January 31,
(In thousands)	2016	2015
Revenues from unaffiliated customers:
United States	$7,000	$6,280
Americas	181	514
Europe, Middle East, Africa	1,572	1,689
Asia Pacific	498	460
	$9,251	$8,943

	January 31, 2016	October 31, 2015
Long-lived assets:
United States	$7,085	$7,032
Europe	6,656	6,840
	$13,741	$13,872

(11)	Litigation

The Company is also subject to certain claims and lawsuits that have been filed in the ordinary course of business. From time to time, the Company initiates lawsuits against others to enforce patents or to seek collection of debts in the ordinary course of business. The Company is not subject to any significant litigation, except as set forth below.

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

NeuroVirtual USA, Inc. v. MGC Diagnostics Corporation

On January 12, 2016, NeuroVirtual USA, Inc. commenced a lawsuit against the Company in the United States District Court for the Southern District of New York asserting breach of contract, anticipatory breach of contract, and fraud in the inducement. NeuroVirtual commenced the lawsuit after MGC, in a letter dated December 17, 2015, informed NeuroVirtual that MGC was rescinding a distribution agreement dated March 31, 2014 between NeuroVirtual and MGC because, among other things, NeuroVirtual failed to comply with applicable Minnesota law in connection with the distribution agreement. NeuroVirtual has alleged (i) damages of $1,055,120 for breach of contract, (ii) damages of $1,363,850 for anticipatory breach of contract; and (iii) damages of no less than $5.0 million for fraud in the inducement. MGC believes that its rescission of the distribution agreement was proper and that it has valid defenses to the NeuroVirtual claims. On February 25, 2016, MGC filed an Answer and Counterclaim against NeuroVirtual alleging NeuroVirtual’s actions violated Minnesota law and claiming consequential damages in excess of $500,000. The Company has not accrued any losses related to the litigation, including any purchase commitments due as of December 31, 2015, or accrued any related legal costs it has not yet incurred. At this time, the Company is unable to provide an estimate of a possible loss, or a range of loss in connection with this lawsuit.

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

Total revenues for the first quarter increased by 3.4% to $9.3 million, compared to $8.9 million in the same period in 2015. Operating expenses for the first quarter were $4.6 million compared to $4.8 million in the prior year quarter. Net loss for the three months ended January 31, 2016 was $(4,000), or $(0.00) per diluted share, compared to a net loss of $(541,000), or $(0.13) per diluted share, for the same period in 2015. Net losses for the three months ended January 31, 2016 and 2015 include foreign exchange losses of $109,000 and $724,000, respectively, which result from changes in the value of the Euro in relation to the US dollar during the period.

Results of Operations

The following table contains selected information from our historical consolidated statements of comprehensive loss, expressed as a percentage of revenue:

	Three months ended January 31,
	2016	2015
Revenues	100.0%	100.0%
Cost of revenues	47.3	45.5
Gross margin	52.7	54.5
Operating Expenses
Selling and marketing expenses	27.0	25.1
General and administrative expenses	15.3	18.7
Research and development expenses	7.3	9.1
Amortization of intangibles	0.6	0.5
Total operating expenses	50.2	53.4
Operating income	2.5	1.1
Interest expense, net	0.7	0.6
Foreign currency loss	1.2	8.1
Provision for (benefit from) taxes	0.7	(1.6)
Net loss	(0.1)%	(6.0)%

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

Quarterly Comparison of Operations

The following paragraphs discuss the Company’s performance for the three months ended January 31, 2016 and 2015.

Revenues

Total revenues for the three months ended January 31, 2016 increased 3.4% compared to the same period in fiscal 2015. Medical Graphics revenue increased 4.9% for the three months ended January 31, 2016, with domestic revenue increasing by 12.1% to $6.9 million and international revenue decreasing 23.5% to $1.2 million. First quarter Medisoft revenue decreased to $1.1 million from $1.2 million in the prior year period primarily as a result of a stronger US dollar compared to the first quarter of last year.

Domestic service revenues, which are entirely attributed to Medical Graphics, increased 3.5% to $1.7 million, compared to $1.6 million for the same quarter last year.

Revenues from competitive conversions were $1.1 million in the fiscal 2016 first quarter compared to $388,000 in the same quarter of the prior year. The Attachment Rate, which reflects the percentage of Extended Service Contracts that were sold during customer equipment purchases, was 29% for the fiscal first quarter compared to an average rate in fiscal 2015 of 31%.

International equipment, supplies and accessories revenues decreased 15.6% to $2.3 million, compared to $2.7 million for the fiscal 2015 first quarter, due to weaker demand in all markets except for the Asia Pacific region and the effects of the stronger US dollar. Medisoft’s international revenue fell 4.5% to $1.1 million for the quarter primarily due to the translation effect of a stronger US dollar.

Gross Margin

Gross margin of 52.7% in the first quarter includes gross margin for Medical Graphics of 55.3% and Medisoft gross margin of 34.8%. The lower Medisoft gross margin is due primarily to Medisoft’s reliance on a sales model under which product gross margin is shared with distribution partners, who operate in price sensitive markets. In addition, Medisoft’s lower selling volume does not enable it to achieve similar inventory purchasing efficiencies to those attainable at Medical Graphics. Gross margin for equipment, supplies and accessories was 48.7% for the quarter (51.2% for Medical Graphics and 34.8% for Medisoft), compared to 50.3% in the prior year’s quarter (54.0% for Medical Graphics and 31.8% for Medisoft). Gross margin for services was 70.6% for the quarter, compared to 73.1% for the prior year’s quarter.

Selling and Marketing

Sales and marketing expenses were $2.5 million, or 27.0% of revenue, compared to $2.2 million, or 25.1% of revenue in the fiscal first quarter. This increase is primarily due to increased Medisoft sales and marketing expenses of $63,000, and $197,000 of increased sales and marketing expenses for Medical Graphics, including $94,000 of variable selling costs increases and increases of $80,000, $31,000, and $21,000 in consulting, telemarketing and advertising, respectively, partially offset by $32,000 decrease in costs for conventions, seminars and meetings.

General and Administrative

General and administrative expenses totaled $1.4 million, or 15.3% of revenue, compared to $1.7 million, or 18.7% of revenue in the comparable quarter last year. This decrease is primarily due to $287,000 of lower Medisoft expenses, which included infrastructure investment and consulting costs in fiscal 2015, partially offset by increased Medical Graphics general and administrative expenses of $28,000. Medical Graphics expense increases included a $40,000 increase in corporate development and board expenses and a $52,000 increase in personnel and incentives costs, partially offset by a $52,000 reduction in legal, audit and investor relations costs.

Research and Development

Research and development expenses were $673,000, or 7.3% of revenue in the fiscal first quarter, down from $810,000, or 9.1% of revenue in last year’s first quarter. This decrease is primarily due to $113,000 of lower Medical Graphics research and development expenses. Internal software development costs capitalized totaled $170,000 and $158,000 in the three months ended January 31, 2016 and 2015, respectively. Although research and development expenses decreased, Medical Graphics continues to develop new products and improvements to existing products.

Amortization of Intangibles

Amortization of acquired Medisoft related intangibles was $48,000 and $53,000 for the three months ended January 31, 2016 and 2015, respectively. Amortization of patent costs was $10,000 and $7,000 for the three months ended January 31, 2016 and 2015, respectively.

The amortization of software development assets consisted of $12,000 and $30,000 for the three months ended January 31, 2016 and 2015, respectively, and is included in the cost of equipment revenues due to the direct relationship to equipment units sold. Fiscal 2015 first quarter amortization included an amount for a project that was determined to be fully impaired later in fiscal 2015, so no comparable amounts are amortized in fiscal 2016. The Company expects the level of future amortization expense related to capitalized software development costs to increase as the Company releases to the market current projects under development.

Provision for Taxes

The Company has recorded a provision for (benefit from) income taxes of $62,000 and $(141,000) for the three months ended January 31, 2016 and 2015, respectively. The Company records its interim provision for income taxes based on our estimated worldwide annual effective rate for the year excluding the MGC Diagnostics Belgium S.P.R.L. loss for the quarter of $88,000, for which no tax benefit can be recognized due to future expected losses and a resulting valuation allowance related to these losses. As a result, the $62,000 tax expense for the quarter exceeds the world wide consolidated pre-tax quarterly income of $58,000 (which includes the Medisoft Belgium S.P.R.L. loss) resulting in an effective rate for the quarter of approximately 107%. The provisions for income taxes for 2016 include federal alternative minimum tax expense, state and foreign income tax expense and expense related to increased reserves for uncertain tax positions expected for 2016 and included in the projected effective rate. In addition, the benefit from income taxes for the three months ended January 31, 2015, included a deferred tax benefit related to Medisoft current net operating loss and the reversals of deferred tax liabilities from the Medisoft acquisition and limited tax expense for the U.S., due to a full valuation allowance for domestic deferred tax assets as of the fiscal 2015 first quarter end.

Interest Expense

The interest expense increase is primarily related to Medisoft non-bank related charges.

Foreign Exchange

During the three months ended January 31, 2016 and 2015, changes in the value of the Euro expressed in US dollars resulted in $109,000 and $724,000 of foreign currency losses, due to the decline in value of the intercompany Euro-denominated note used to partially finance the acquisition of Medisoft. In addition, pertaining to the net asset position for assets and liabilities of Medisoft, we also incurred a non-cash, foreign currency translation loss of $3,000, which is included in the consolidated balance sheets as accumulated other comprehensive loss, and in the consolidated statements of comprehensive loss as other comprehensive loss.

Liquidity and Capital Resources

The Company has financed its working capital and liquidity needs over the last several years through revenue generated by the operations of its wholly-owned Medical Graphics Corporation subsidiary.

As of January 31, 2016, the Company had cash of $6.6 million and working capital of $11.5 million. During the three months ended January 31, 2016, the Company generated $339,000 in cash from operating activities, with $476,000 provided by operations before changes in working capital items. Accounts receivable increased $176,000, while day sales outstanding (“DSO”), which measures how quickly receivables are collected, increased 10 days to 74 days from October 31, 2015 to January 31, 2016. Inventory increased by $233,000, as days of inventory on hand increased 23 days to 144 days compared to October 31, 2015. Accounts payable increased by $336,000 in the quarter. Employee compensation accruals as of January 31, 2016 were $613,000 lower than October 31, 2015 levels, reflecting the fiscal 2016 first quarter payments of accrued sales commissions and 2015 management incentive costs that were accrued as of October 31, 2015.

During the three months ended January 31, 2016, the Company used $207,000 in cash to purchase property, equipment and intangible assets. The Company has no material commitments for capital expenditures for the remainder of fiscal 2016. The Company’s fiscal 2016 operating plans include additional costs to develop the Company’s next-generation software platform, including expensed development efforts and capitalized software development costs.

The Company used cash of $85,000 during the three months ended January 31, 2016 in financing activities, primarily resulting from loan payments of $133,000. In addition, the Company received $50,000 from share issuances under its employee stock purchase plan, partially offset by $2,000 of amounts paid for share withholding to support statutory minimum income tax withholding requirements on vesting restricted share arrangements.

On July 24, 2014, the Company entered into a credit agreement (“Agreement”) with BMO Harris Bank NA. The Agreement, as amended, includes a $4.0 million term loan and a $250,000 revolving credit facility, which may also be used for the issuance of standby and commercial letters of credit. The term loan, which bears interest at a floating rate, is payable in equal monthly principal installments of $66,667 over the five-year period commencing August 31, 2014. The revolving credit facility has a one-year term currently expiring July 31, 2016. As of January 31, 2016, the balance on the term loan was $2.9 million.

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

The financial covenants in effect as of January 31, 2016 include the following:

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

At January 31, 2016, the Company was in compliance with all financial and non-financial covenants under the Agreement. The interest rate on the term loan was 5% as of January 31, 2016 and October 31, 2015.

The Company believes that it will meet its liquidity and capital resource needs, including debt repayment requirements, over the next twelve months through its cash flows resulting from operations and current cash and cash equivalents. In addition, the Company has implemented a market-focused strategic plan leveraging the strength of its MGC Diagnostics/MedGraphics brand and improving its worldwide selling and distribution capability. Pursuant to this plan, the Company acquired Medisoft SA and will continue to review various potential strategic product and technology partners and may use some of its cash and capital resources in the acquisition of other new technologies or businesses.

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

Litigation

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

On January 12, 2016, NeuroVirtual USA, Inc. commenced a lawsuit against the Company in the United States District Court for the Southern District of New York asserting breach of contract, anticipatory breach of contract, and fraud in the inducement. NeuroVirtual commenced the lawsuit after MGC, in a letter dated December 17, 2015, informed NeuroVirtual that MGC was rescinding a distribution agreement dated March 31, 2014 between NeuroVirtual and MGC because, among other things, NeuroVirtual failed to comply with applicable Minnesota law in connection with the distribution agreement. NeuroVirtual has alleged (i) damages of $1,055,120 for breach of contract, (ii) damages of $1,363,850 for anticipatory breach of contract; and (iii) damages of no less than $5.0 million for fraud in the inducement. MGC believes that its rescission of the distribution agreement was proper and that it has valid defenses to the NeuroVirtual claims. On February 25, 2016, MGC filed an Answer and Counterclaim against NeuroVirtual alleging NeuroVirtual’s actions violated Minnesota law and claiming consequential damages in excess of $500,000. The Company has not accrued any losses related to the litigation, including any purchase commitments due as of December 31, 2015, or accrued any related legal costs it has not yet incurred. At this time, the Company is unable to provide an estimate of a possible loss, or a range of loss in connection with this lawsuit.

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

Our actual results may differ materially depending on a variety of factors including:

•	national and worldwide economic and capital market conditions;

•	continuing cost-containment efforts in hospital, clinic and office markets;

•	our ability to successfully and profitably integrate our Medisoft SA subsidiary that we acquired on August 1, 2014;

•	our ability to successfully operate our Medisoft subsidiary in a manner that supports the carrying value of our goodwill;

•	our ability to complete our software development initiatives and migrate our platforms to a next-generation technology;

•	increased foreign-exchange-rate-fluctuation exposure resulting from our acquisition of Medisoft SA and our increased future international operations;

•	our ability to remain as qualified providers for group purchasing organizations ensuring continued access to our markets;

•	uncertainty or changes in medical reimbursement requirements;

•	reinstatement of medical device taxation related to national healthcare reform, including the 2.3% medical device tax, that was suspended for the two years beginning January 1, 2016 and ending December 31, 2017;

•	our ability to comply with covenants in our bank credit agreements, including limitations in these agreements on our ability to repurchase our stock or pay dividends;

•	our ability to obtain FDA clearance to market and sell our forced oscillation technique (“FOT”) product in the United States;

•	our ability to successfully resolve pending litigation with the Medisoft selling shareholders;

•	our ability to successfully resolve pending litigation with NeuroVirtual USA, Inc., related to our rescission of a distribution agreement;

•	our ability to successfully operate our business, to convert our past and continuing research and development expenditures into new and improved cardiorespiratory diagnostic products and services and to sell these products and services into existing and new markets;

•	our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations, and that will enable us to increase revenues and profitability as opportunities develop;

•	our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers;

•	our ability to expand our international revenue through our Medical Graphics and Medisoft distribution partners;

•	our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products;

•	our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future;

•	our ability to realize our existing deferred tax assets in domestic and foreign jurisdictions;

•	our ability to successfully expand into adjunct non-core product business lines in the future without exposing ourselves to significant risk through significant inventory or purchase obligations;

•	our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; and

•	our dependence on third-party vendors.

Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the above discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including the Annual Report on Form 10-K for the year ended October 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our August 1, 2014 acquisition of Medisoft SA and its subsidiaries introduced considerably more exposure to currency fluctuations, which are reflected in the fiscal 2015 and 2016 losses for the Euro-denominated intercompany instruments that are not regarded as permanent funding. The exposure to currency fluctuations on the remaining net assets of the acquired entities is reflected in accumulated other comprehensive loss in the consolidated balance sheet. A lower US Dollar/Euro conversion rate developed since the July 2014 funding of intra-company loans to our Belgian holding company for the August 1, 2014 acquisition of Medisoft. Further US Dollar/Euro rate reductions or increases will result in an effect on the Company’s financial statements in amounts that could be material to our consolidated financial position, results of operations and cash flows.

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

(b) Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

NeuroVirtual USA, Inc. v. MGC Diagnostics Corporation

On January 12, 2016, NeuroVirtual USA, Inc. commenced a lawsuit against the Company in the United States District Court for the Southern District of New York asserting breach of contract, anticipatory breach of contract, and fraud in the inducement. NeuroVirtual commenced the lawsuit after MGC, in a letter dated December 17, 2015, informed NeuroVirtual that MGC was rescinding a distribution agreement dated March 31, 2014 between NeuroVirtual and MGC because, among things, NeuroVirtual failed to comply with applicable Minnesota law in connection with the distribution agreement. NeuroVirtual has alleged (i) damages of $1,055,120 for breach of contract, (ii) damages of $1,363,850 for anticipatory breach of contract; and (iii) damages of no less than $5.0 million for fraud in the inducement. MGC believes that its rescission of the distribution agreement was proper and that it has valid defenses to the NeuroVirtual claims. On February 25, 2016, MGC filed an Answer and Counterclaim against NeuroVirtual alleging NeuroVirtual’s actions violated Minnesota law and claiming damages in excess of $500,000. At this time, the Company is unable to provide an estimate of a possible loss, or a range of loss in connection with this lawsuit.

Item 1A. Risk Factors.

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2015. Except as noted below, we believe there have been no material changes to the risk factors disclosed in that Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

Shareholder Nomination Process

On February 2, 2016, the Company’s Board of Directors adopted amendments to the Company’s Amended and Restated Bylaws (the “Bylaws”) to implement Proxy Access. The Bylaws include a new Section 2.11 that permits a shareholder (or group of shareholders) owning at least three percent of MGCD common stock continuously for at least three years to nominate and include in MGCD’s annual meeting proxy materials director nominees constituting up to twenty percent of the Board, if the shareholder(s) and nominee(s) satisfy the requirements specified in the Bylaws. The Bylaws also establish procedures for advance notice to MGCD by shareholders that intend to nominate individuals to serve as MGCD directors at MGCD annual meetings other than through Proxy Access.

The Company reported these amendments in its Form 8-K dated February 2, 2016 and included information about the new shareholder nominating process in its Proxy Statement dated February 4, 2016 for its Annual Meeting of Shareholders to be held on March 16, 2016.

Item 6. Exhibits.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. §1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements and (vi) document and entity information.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGC DIAGNOSTICS CORPORATION
(Registrant)

March 15, 2016	By:	/s/ Todd M. Austin
Todd M. Austin
Chief Executive Officer

March 15, 2016	By:	/s/ Wesley W. Winnekins
Wesley W. Winnekins
Chief Financial Officer