Form 10-Q
period 2016-04-30
MGC DIAGNOSTICS Corp
filed 2016-06-14
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 30, 2016.

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

As of June 6, 2016, the Company had outstanding 4,370,597 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2016 and October 31, 2015

(In thousands, except share and per share data)

	April 30, 2016	October 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash	$7,607	$6,553
Accounts receivable, net of allowance for doubtful accounts of $101 and $117, respectively	6,578	7,416
Inventories, net of obsolescence reserve of $221 and $288, respectively	7,220	6,759
Prepaid expenses and other current assets	467	988
Total current assets	21,872	21,716
Property and equipment, net of accumulated depreciation of $4,647 and $4,431, respectively	2,878	2,894
Intangible assets, net	4,586	4,305
Goodwill	3,461	3,324
Deferred income taxes	3,169	3,342
Other non-current assets	9	7
Total Assets	$35,975	$35,588
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$2,541	$2,617
Employee compensation	1,469	1,854
Deferred income	3,589	3,608
Current portion of long-term debt	851	785
Other current liabilities and accrued expenses	1,842	1,493
Total current liabilities	10,292	10,357
Long-term liabilities:
Long-term debt, less current portion	1,765	2,158
Long-term deferred income and other	3,570	3,146
Total Liabilities	15,627	15,661
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,369,517 and 4,324,379 shares issued and 4,319,120 and 4,274,386 shares outstanding in 2016 and 2015, respectively	432	427
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	24,502	24,118
Accumulated deficit	(4,314)	(4,355)
Accumulated other comprehensive loss	(272)	(263)
Total Shareholders’ Equity	20,348	19,927
Total Liabilities and Shareholders’ Equity	$35,975	$35,588

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited in thousands, except per share data)

	Three Months ended April 30,		Six Months ended April 30,
	2016	2015	2016	2015
Revenues
Equipment, supplies and accessories revenues	$7,694	$7,042	$15,236	$14,335
Service revenues	1,737	1,688	3,446	3,338
	9,431	8,730	18,682	17,673
Cost of revenues
Cost of equipment, supplies and accessories revenues	3,746	3,814	7,617	7,442
Cost of service revenues	571	493	1,074	937
	4,317	4,307	8,691	8,379
Gross margin	5,114	4,423	9,991	9,294
Operating expenses:
Selling and marketing	2,534	2,011	5,035	4,252
General and administrative	2,039	1,417	3,451	3,088
Research and development	678	734	1,351	1,544
Amortization of intangibles	60	64	118	113
	5,311	4,226	9,955	8,997
Operating income (loss)	(197)	197	36	297
Interest expense, net	49	74	115	132
Foreign currency (gain) loss	(416)	184	(307)	908
Income (loss) before taxes	170	(61)	228	(743)
Provision for (benefit from) taxes	125	(143)	187	(284)
Net income (loss)	45	82	41	(459)
Other comprehensive loss, net of tax
Effect of foreign currency translation adjustments	(6)	(21)	(9)	(127)
Comprehensive income (loss)	$39	$61	$32	$(586)
Income (loss) per share:
Basic	$0.01	$0.02	$0.01	$(0.11)
Diluted	$0.01	$0.02	$0.01	$(0.11)
Weighted average common shares outstanding:
Basic	4,306	4,227	4,293	4,216
Diluted	4,319	4,248	4,310	4,216

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited in thousands, except per share data)

	Six Months ended April 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$41	$(459)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	212	235
Amortization	162	182
Stock-based compensation	348	222
Deferred income taxes	182	(319)
(Gain) loss on foreign currency	(306)	915
Decrease in allowance for doubtful accounts	(16)	(33)
Decrease in inventory obsolescence reserve	(67)	(51)
Loss on disposal of equipment	2	—
Changes in operating assets and liabilities:
Accounts receivable	898	220
Inventories	(360)	(645)
Prepaid expenses and other current assets	520	(16)
Accounts payable	(96)	116
Employee compensation	(398)	(258)
Deferred income	372	2
Other current liabilities and accrued expenses	316	226
Net cash provided by operating activities	1,810	337

Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(454)	(409)
Net cash used in investing activities	(454)	(409)

Cash flows from financing activities:
Payment of debt issuance costs	—	(5)
Payment of long-term borrowing	(333)	(400)
Proceeds from issuance of common stock under employee stock purchase plan	50	65
Repurchase of common stock upon vesting of restricted stock awards	(12)	(25)
Net cash used in financing activities	(295)	(365)
Effect of exchange rate changes on cash	(7)	(94)
Net increase (decrease) in cash	1,054	(531)
Cash at beginning of period	6,553	5,675
Cash at end of period	$7,607	$5,144

Cash paid for taxes	$132	$18
Cash paid for interest	72	91
Supplemental non-cash items:
Current and non-current liabilities issued for leasehold improvements	$51	—
Common stock issued for long-term liability	3	33

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

The consolidated balance sheet as of April 30, 2016, the consolidated statements of comprehensive income (loss) for the three- and six-month periods ended April 30, 2016 and 2015, the consolidated statements of cash flows for the six-month periods ended April 30, 2016 and 2015 and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2015 was derived from the audited consolidated financial statements as of that date. Operating results for the three months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the year ending October 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended October 31, 2015.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years beginning after the expiration of the standard warranty. Deferred income associated with service contracts was $6,580,000 and $6,173,000 as of April 30, 2016 and October 31, 2015, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $358,000 and $412,000 as of April 30, 2016 and October 31, 2015, respectively.

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

No customer accounted for more than 10% of revenue in any of the three- or six-month periods ended April 30, 2016 or 2015.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $116,000 and $96,000 as of April 30, 2016 and October 31, 2015, respectively. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

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

When a company is acquired, the purchase price is allocated among net tangible assets, in-process research and development, other identifiable intangible assets and the remainder, if any, is recognized as goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired and is not amortized, in accordance with ASC 350, Intangibles-Goodwill and Other. However, the Company will periodically assess the qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount and on September 30 of each year, the Company will perform its annual impairment test as required by ASC 350. If the Company determines that the goodwill is impaired, it will record this impairment in its consolidated financial statements. As of April 30, 2016, the Company determined there was no impairment.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, Income Taxes. The Company recognizes deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. Each quarter, the Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income. The analysis to determine the amount of the valuation allowance is highly judgmental and requires weighing positive and negative evidence including historical and projected future taxable income and ongoing tax planning strategies. See Note 9 to the consolidated financial statements, “Income Taxes,” for further discussion of the Company’s valuation allowance.

New Accounting Pronouncements

Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, Revenue Recognition, and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles to a concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between United States practices and those of the rest of the world and enhance disclosures related to disaggregated revenue information. In August 2015, the FASB deferred the effective date of the new guidance by one year, with the updated guidance now effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The FASB has issued ASU 2016-10 and ASU 2016-12 that are also related to ASC 606. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2019. The Company will continue to study this standard to evaluate the expected impact on its consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory applies to all inventory, except inventory that is measured using either last-in, first-out (LIFO) or the retail inventory method. Inventory measured using either first-in, first-out (FIFO) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of the standard on its consolidated financial statements.

During February 2016, the FASB issued ASU 2016-02, Leases. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently assessing the effect that ASU 2016-02 will have on its results of operations, financial position and cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the effect that ASU 2016-09 will have on its results of operations, financial position and cash flows.

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

Total stock-based compensation expense included in the Company’s statements of comprehensive income (loss) was $204,000 and $109,000 for the three months ended April 30, 2016 and 2015, respectively, and was $348,000 and $222,000 for the six months ended April 30, 2016 and 2015, respectively.

Stock Options

A summary of the Company’s stock option activity for the six months ended April 30, 2016 and 2015 is presented in the following table:

	For the Six Months ended
	April 30, 2016		April 30, 2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	177,900	$6.48	52,650	$7.01
Granted	68,638	6.55	—	—
Expired or cancelled	(13,305)	6.62	—	—
Outstanding at end of period	233,233	$6.49	52,650	$7.01

The following table summarizes information concerning stock options outstanding as of April 30, 2016:

		Weighted
		Average
		Remaining	Number
	Number	Contractual	Subject to
Exercise Prices	Outstanding	Life	Exercise
$5.65	10,000	6.95	—
6.07	150,000	6.08	—
6.63	12,000	6.61	—
6.76	5,400	6.54	5,400
6.77	33,333	2.76	33,333
9.12	22,500	5.09	7,499
Total	233,233	5.58	46,232

The total intrinsic values for each of outstanding options and exercisable options as of April 30, 2016 were $0, calculated using the closing stock price at the end of the second quarter less the option price of in-the-money options. The Company issues new shares when stock options are exercised. Unrecognized compensation expense related to outstanding stock options as of April 30, 2016 was $445,000 and is expected to be recognized over a weighted average period of 2.12 years.

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. In determining the fair value of stock options under the Black-Scholes model, management must make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The expense recognized for options granted under the 2007 Plan is equal to the fair value of stock options as of the grant date. The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model for stock option grants made during the six months ended April 30, 2016:

	Options Granted	Options Granted	Options Granted	Options Granted
	April 11, 2016	February 2, 2016	December 16, 2015	December 7, 2015
Weighted average fair value of options granted	$2.78	$2.00	$3.35	$3.52
Assumptions used:
Expected life (years)	7.00	3.00	7.00	7.00
Risk-free interest rate	1.38%	0.54%	1.67%	1.67%
Volatility	47.06%	42.82%	48.72%	48.75%
Dividend Yield	0.00%	0.00%	0.00%	0.00%

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the six months ended April 30, 2016 and 2015 is presented in the following table:

	For the Six Months ended
	April 30, 2016		April 30, 2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	49,993	$7.61	57,035	$8.40
Granted	31,998	6.00	28,261	7.08
Vested	(31,594)	6.98	(26,002)	8.57
Unvested at end of period	50,397	$7.27	59,294	$7.70

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of April 30, 2016 was $259,000 and is expected to be recognized over a weighted average period of 1.02 years.

Director Stock Awards in Lieu of Cash Retainer Fees

The Company has a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their quarterly cash retainer fees. During the three months ended April 30, 2016 and 2015, the Company issued 1,639 and 1,633 shares, respectively, and during the six months ended April 30, 2016 and 2015, the Company issued 3,342 and 3,298 shares, respectively, under this program. The expense was recognized at the time of share issuance and totaled $11,000 in each of the three-month periods ended April 30, 2016 and 2015.

Non-employee Stock Awards in Lieu of Cash

In fiscal 2016, the Company entered into a consulting arrangement under which it agreed to issue share awards to non-employee consultants in lieu of cash compensation. These awards are an obligation within a consulting arrangement that does not grant any ownership rights until the shares are issued. The number of shares to be issued to non-employees is determined and paid quarterly for fixed monthly dollar values per the agreement. Expense under this agreement for the three-month and six-month periods ended April 30, 2016 was $7,000 and $10,000, respectively.

Employee Stock Purchase Plan

The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended (“Purchase Plan”), allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to eligibility requirements. Under the Purchase Plan, participating employees may purchase the Company’s common stock on a voluntary after-tax basis at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase phase. The Purchase Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2015 employees purchased 11,248 shares at a price of $4.47 per share. As of April 30, 2016, the Company has withheld approximately $34,000 from employees participating in the phase that began on January 1, 2016. As of April 30, 2016, 57,834 shares of common stock were available for future purchase under the Purchase Plan.

The following table presents the classification of pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income (loss) for the three months and six months ended April 30, 2016 and 2015:

	Three Months ended April 30,		Six Months ended April 30,
(In thousands)	2016	2015	2016	2015
Cost of revenues	$1	$1	$2	$2
Selling and marketing	29	22	58	44
General and administrative	173	85	285	173
Research and development	1	1	3	3
Stock-based compensation expense	$204	$109	$348	$222

Tax Impact of Stock-Based Compensation

The Company reports the benefit of tax deductions in excess of recognized stock-based compensation expense on the consolidated statements of cash flows as financing cash flows. For the six months ended April 30, 2016 and 2015, there were no excess tax benefits.

(4)          Inventories

Inventories consisted of the following as of April 30, 2016 and October 31, 2015:

(In thousands)	2016	2015
Raw materials	$3,402	$3,486
Work-in-process	1,101	864
Finished goods	2,717	2,409
	$7,220	$6,759

(5)          Intangible Assets

Intangible assets consisted of the following as of April 30, 2016 and October 31, 2015:

(In thousands)	2016	2015
Intangible assets:
Developed technology	$7,832	$7,771
Customer and distributor relationships	390	375
Trademarks and trade names	263	254
Software	502	247
Capitalized software in progress	2,815	2,705
	11,802	11,352
Less: accumulated amortization	(7,216)	(7,047)
	$4,586	$4,305

The Company amortizes the intangible assets related to developed technology, patents and trademarks using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Total amortization expense was $92,000 and $95,000 for the three months ended April 30, 2016 and 2015, respectively, and $162,000 and $174,000 for the six months ended April 30, 2016 and 2015, respectively. Of the total, amortization expense related to software costs is included in cost of equipment, supplies and accessories revenues of $25,000 and $31,000 for the three months ended April 30, 2016 and 2015, respectively, and $37,000 and $61,000 for the six months ended April 30, 2016 and 2015, respectively. The reduction in amortization expense classified in cost of equipment, supplies and accessories revenue for the three and six months ended April 30, 2016 relates to software development costs the Company wrote off in the 2015 third quarter to reflect the full impairment of one software product deemed to have no future value as of July 31, 2015. The Company estimates it will incur the following amortization expense in future fiscal years based on the intangible assets the Company expects to have placed in service at the end of fiscal 2016:

(In thousands)	Amortization
Six months ending October 31, 2016	$178
2017	343
2018	320
2019	262
2020	238
2021	177
Thereafter	262
$1,780

This table does not include estimated amortization expense of $102,000 for patents included in “Developed technology,” not yet placed into service, and capitalized software costs of $2,704,000 for software the Company expects to place into service after the current fiscal year. The Company capitalized software development costs of $196,000 and $194,000 during the three months ended April 30, 2016 and 2015, respectively, and $366,000 and $352,000 during the six months ended April 30, 2016 and 2015, respectively. Upon completion of these development projects, the Company expects to amortize the capitalized software costs over a five year period.

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

Warranty provisions and claims for the six months ended April 30, 2016 and 2015 were as follows:

(In thousands)	2016	2015
Balance, beginning of period	$147	$109
Warranty provision based on units sold	137	100
Periodic reserve adjustments	(50)	27
Warranty claims	(123)	(114)
Balance, end of period	$111	$122

(7)          Financing Arrangements

On July 24, 2014, MGC Diagnostics Corporation and its wholly-owned subsidiary Medical Graphics Corporation (collectively the “Company”) entered into a credit agreement (“Agreement”) with BMO Harris Bank NA (“Bank”).

The Agreement, as amended through January 8, 2015, includes a $4.0 million term loan and $250,000 revolving credit facility. The term loan, which bears interest at a floating rate, is payable in equal monthly principal installments of $66,667 over a five-year period commencing August 31, 2014 and is evidenced by a term note. The Company funded the original $4.0 million under the term loan on July 24, 2014. The Company used these proceeds in connection with its acquisition of Medisoft SA. At April 30, 2016, the unpaid balance on the term loan was $2,667,000 at an interest rate of 5%. The revolving credit facility had a one-year term, which was renewed through July 31, 2016. The revolving credit facility was evidenced by a revolving note. At April 30, 2016, there were no borrowings under the revolving credit facility. On June 14, 2016, the Company paid off the remaining balance of the term loan and terminated the revolving credit facility.

The Agreement contained various financial and non-financial covenants. At April 30, 2016, the Company was in compliance with all covenants under the Agreement.

(8)          Net Income (Loss) per Share

 Basic income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period. Diluted income per share is computed similarly to basic income (loss) per share except that the weighted average shares outstanding are increased to include additional shares issuable from the assumed exercise of warrants and stock options, if dilutive, as well as the dilutive effects of any unvested restricted share awards. Diluted loss per share does not include any of these dilutive effects in its calculation. The number of additional shares is calculated by assuming that outstanding warrants and stock options are exercised, outstanding restricted share grants vest and that the cash proceeds from the exercise together with the assumed employment value represented by the unamortized stock-based compensation were used to reacquire shares of common stock at the average market price during the reporting period.

 The Company had unexpired options and warrants for the purchase of its common stock and unvested restricted and performance stock awards as of April 30, 2016 and 2015 of 451,972 and 280,286 shares, respectively.

Shares used in the net income (loss) per share computations are as follows:

	Three Months ended April 30,		Six Months ended April 30,
(In thousands)	2016	2015	2016	2015
Weighted average common shares outstanding - basic	4,306	4,227	4,293	4,216
Dilutive effect of stock options, warrants and unvested restricted shares	13	21	17	—
Weighted average common shares outstanding - diluted	4,319	4,248	4,310	4,216

Antidilutive shares excluded from the calculation for the three and six months ended April 30, 2016 and the three months ended April 30, 2015 totaled 432,576, 432,576 and 223,170, respectively. As a result of the net loss for the six months ended April 30, 2015, all outstanding warrants, stock options and unvested restricted stock shares were considered anti-dilutive and, therefore, were excluded from diluted loss per share for the period.

(9)         Income Taxes

The Company has recorded a provision for (benefit from) income taxes of $125,000 and $(143,000) for the three months ended April 30, 2016 and 2015, respectively, and $187,000 and $(284,000) for the six months ended April 30, 2016 and 2015, respectively. The Company records its interim provision for income taxes based on our estimated worldwide annual effective rate for the year, excluding MGC Diagnostics Belgium S.P.R.L. losses of $104,000 and $192,000 for the three- and six-month periods ended April 30, 2016, respectively, for which no tax benefit can be recognized due to future expected losses and a resulting valuation allowance related to these losses. As a result, the $187,000 fiscal 2016 year to date tax expense compared to the world wide consolidated pre-tax income of $228,000 (which includes the Medisoft Belgium S.P.R.L. loss) results in an effective rate of approximately 82%. The provisions for income taxes for 2016 include federal alternative minimum tax expense, state and foreign income tax expense and expense related to increased reserves for uncertain tax positions expected for 2016. In addition, the benefit from income taxes for the three and six months ended April 30, 2015 included a deferred tax benefit related to Medisoft current net operating loss and the reversals of deferred tax liabilities from the Medisoft acquisition and limited tax expense for the U.S., due to a full valuation allowance for domestic deferred tax assets in the fiscal 2015 periods.

As of October 31, 2015 the Company had a remaining valuation allowance of approximately $963,000.

As of April 30, 2016, the Company had a reserve for uncertain tax positions of $70,500 compared to the October 31, 2015 balance of $61,000. If recognized, approximately $45,500 of these benefits would lower the effective tax rate. The remaining $25,000, if recognized, would result in a deferred tax asset subject to a valuation allowance and therefore would not affect the effective rate.

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

The Company has federal net operating loss (“NOL”) and general business tax credit carry forwards; however, the utilization of some of these tax loss and tax credit carry forwards is limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of an IRS-deemed change in ownership that occurred in the fourth quarter of fiscal 2006. The Company estimates that the amount of federal NOL carry forward from October 31, 2015 that is not limited is approximately $10.0 million. These loss carry forwards will expire in years 2018 through 2032. Additionally, the Company has general business credit carry forwards of $299,000 that will expire in 2033. Usage of this general business credit carry forward is not limited because it was generated after the change in ownership. The Company also has $193,000 of alternative minimum tax credit carry forwards that do not have expiration dates. The alternative minimum tax credit carry forwards are limited by IRC §383, but their ultimate use is not affected since these do not expire. In addition, as of October 31, 2015, the Company has combined foreign NOLs of approximately $4.3 million.

The Company’s domestic NOL carry forwards of $10.0 million as of October 31, 2015 include $2.8 million of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in NOL carry forwards referenced above, based on current accounting guidance, the related tax benefit is not recognized until the deductions reduce taxes payable. Accordingly, since the tax benefit did not reduce the Company’s current taxes payable in 2016 or 2015, these tax benefits are not reflected in the Company’s deferred tax assets. Under current accounting guidance, the tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when recognized. See Note 2 regarding New Accounting Pronouncements that will change this treatment for annual reporting periods beginning after December 15, 2016.

In addition, as of October 31, 2015, the Company has state NOL carry forwards of approximately $1.7 million and foreign NOL carry forwards of approximately $4.3 million. Expiration of state NOLs vary by state and approximately $166,000 will expire in fiscal 2016 if not utilized. Foreign NOL expiration varies by country; however, a substantial portion of the foreign NOLs are in Belgium, and do not expire.

(10)       Segment Reporting

The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales and long-lived assets by geographic area are shown in the following tables.

	Three Months ended April 30,		Six months ended April 30,
(In thousands)	2016	2015	2016	2015
Revenues from unaffiliated customers:
United States	$7,119	$5,920	$14,119	$12,200
Americas	222	286	403	800
Europe, Middle East, Africa	1,574	1,984	3,146	3,673
Asia Pacific	516	540	1,014	1,000
	$9,431	$8,730	$18,682	$17,673

	April 30, 2016	October 31, 2015
Long-lived assets:
United States	$7,151	$7,032
Europe	6,952	6,840
	$14,103	$13,872

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

MGC Diagnostics Corporation v. Mr. Guy Martinot and Dr. Jean-Benoît Martinot

In November 2015, the Company commenced litigation in the French-speaking courts of Brussels, Belgium against the selling shareholders of Medisoft for violations of representations and warranties in the stock purchase agreement dated as of July 10, 2014 under which the Company purchased Medisoft. The Company alleged that these violations resulted in Company damages of approximately €985,400 ($1,084,000). In May 2015, the Company received payment of €406,700 ($447,000) with respect to these alleged violations pursuant to a bank guaranteed contractual escrow fund and has reflected that payment on its books and records. On May 30, 2016, the defendant selling shareholders filed an answer and asserted a counterclaim against the Company seeking to recover the $€406,700 that was paid to the Company in May 2015 and legal costs. The Company continues to believe the Medisoft selling shareholders are liable to it for violations of representations and warranties in the stock purchase agreement and intends to continue to pursue this matter. The Company has not accrued any losses related to the litigation or accrued any related legal costs it has not yet incurred The Company currently expects that this litigation process may continue until the fall of 2017.

NeuroVirtual USA, Inc. v. MGC Diagnostics Corporation

On January 12, 2016, NeuroVirtual USA, Inc. commenced a lawsuit against the Company in the United States District Court for the Southern District of New York asserting breach of contract, anticipatory breach of contract, and fraud in the inducement. NeuroVirtual commenced the lawsuit after MGC, in a letter dated December 17, 2015, informed NeuroVirtual that MGC was rescinding a distribution agreement dated March 31, 2014 between NeuroVirtual and MGC because, among other things, NeuroVirtual failed to comply with applicable Minnesota law in connection with the distribution agreement. NeuroVirtual had alleged (i) damages of $1,055,120 for breach of contract, (ii) damages of $1,363,850 for anticipatory breach of contract; and (iii) damages of no less than $5.0 million for fraud in the inducement. MGC believed that its rescission of the distribution agreement was proper and that it has valid defenses to the NeuroVirtual claims. On February 25, 2016, MGC filed an Answer and Counterclaim against NeuroVirtual alleging NeuroVirtual’s actions violated Minnesota law and claiming consequential damages in excess of $500,000.

In June, 2016, the Company reached a settlement with NeuroVirtual under which the Company agreed to make a one-time cash payment of $650,000 to NeuroVirtual and each party agreed to dismiss with prejudice the lawsuit and all claims against the other party. As part of the settlement, the Company will retain NeuroVirtual sleep diagnostics inventory that it has purchased and NeuroVirtual will continue to support this inventory pursuant to the distribution agreement. The Company has no continuing obligation to purchase additional NeuroVirtual diagnostic products. The Company believes that there is no impairment with respect to this inventory.

The Company has made a loss accrual, including legal fees, of $670,000 as a general and administrative expense in the three- and six-month periods ended April 30, 2016 and has revised these consolidated financial statements from the consolidated financial statements included in the previous quarterly earnings release dated June 1, 2016.

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

Total revenues for the second quarter increased by 8.0% to $9.4 million, compared to $8.7 million in the same period in 2015. Operating expenses for the second quarter were $5.3 million compared to $4.2 million in the prior year quarter. Net income for the three months ended April 30, 2016 was $45,000, or $0.01 per diluted share, compared to net income of $82,000, or $ 0.02 per diluted share, for the same period in 2015. Net income for the three months ended April 30, 2016 and 2015 included foreign exchange gain (losses) of $416,000 and $(184,000), respectively, which result from changes in the value of the Euro in relation to the US dollar during the period.

Results of Operations

The following table contains selected information from our historical consolidated statements of comprehensive income (loss), expressed as a percentage of revenue:

	Three Months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.8	49.3	46.5	47.4
Gross margin	54.2	50.7	53.5	52.6
Operating Expenses
Selling and marketing expenses	26.9	23.1	27.0	24.1
General and administrative expenses	21.6	16.2	18.5	17.5
Research and development expenses	7.2	8.4	7.2	8.7
Amortization of intangibles	0.6	0.7	0.6	0.6
Total operating expenses	56.3	48.4	53.3	50.9
Operating income	(2.1)	2.3	0.2	1.7
Interest expense, net	0.5	0.9	0.6	0.8
Foreign currency (gain) loss	(4.4)	2.1	(1.6)	5.1
Provision for (benefit from) taxes	1.3	(1.6)	1.0	(1.6)
Net income (loss)	0.5%	0.9%	0.2%	(2.6)%

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

Quarterly Comparison of Operations

The following paragraphs discuss the Company’s performance for the three months ended April 30, 2016 and 2015.

Revenues

Total revenues for the three months ended April 30, 2016 increased 8.0% compared to the same period in fiscal 2015. Medical Graphics revenue increased 7.1% for the second quarter, with domestic revenue increasing by 19.3% to $6.9 million and international revenue decreasing 41.3% to $0.9 million. Second quarter Medisoft revenue increased to $1.6 million from $1.4 million in the prior year period due to stronger equipment sales.

Domestic service revenues, which are entirely attributed to Medical Graphics, increased 2.9% to $1.7 million, compared to the same quarter last year.

Revenues from competitive conversions were $1.3 million in the fiscal 2016 second quarter compared to $470,000 in the same quarter of the prior year. The Attachment Rate, which reflects the percentage of Extended Service Contracts that were sold during customer equipment purchases, was 34% for the fiscal second quarter compared to an overall average rate in fiscal 2015 of 32%.

International equipment, supplies and accessories revenues decreased 17.7% to $2.3 million, compared to $2.8 million for the fiscal 2015 second quarter, due in part to weaker demand in all markets especially the Europe/Middle East/Asia region and in part to the effects of the stronger US dollar. Medisoft’s international revenue increased 8.1% to $1.4 million for the quarter primarily due to stronger equipment sales.

Gross Margin

Gross margin of 54.2% in the second quarter includes gross margin for Medical Graphics of 56.7% and Medisoft gross margin of 42.2%. The lower Medisoft gross margin is due primarily to Medisoft’s reliance on a sales model under which product gross margin is shared with distribution partners, who operate in price sensitive markets. In addition, Medisoft’s lower selling volume does not enable it to achieve similar inventory purchasing efficiencies to those attainable at Medical Graphics. Gross margin for equipment, supplies and accessories was 51.3% for the quarter (53.7% for Medical Graphics and 42.2% for Medisoft), compared to 45.8% in the prior year’s quarter (49.3% for Medical Graphics and 32.2% for Medisoft). Service gross margin was 67.1% for the quarter, compared to 70.8% for the prior year’s quarter.

Selling and Marketing

Sales and marketing expenses were $2.5 million, or 26.9% of revenue, compared to $2.0 million, or 23.0% of revenue in the fiscal second quarter. This increase is primarily due to increased Medisoft sales and marketing expenses of $139,000, and $384,000 of increased sales and marketing expenses for Medical Graphics, including $181,000 of variable selling costs increases and increases of $35,000, $114,000, and $78,000 in consulting, telemarketing and personnel, including incentive costs, respectively.

General and Administrative

General and administrative expenses totaled $2.0 million, or 21.6% of revenue, compared to $1.4 million, or 16.2% of revenue in the comparable quarter last year. In fiscal 2016, expenses include litigation settlement costs of $670,000 related to a settlement agreement completed in June, 2016 with NeuroVirtual. Other expenses were overall comparable primarily due to $214,000 of lower Medisoft expenses, which included infrastructure investment and consulting costs in fiscal 2015, partially offset by increased Medical Graphics general and administrative expenses of $166,000. Medical Graphics expense increases included personnel and incentive programs of $117,000, board expenses of $50,000 and recruitment costs of $26,000, partially offset by a $21,000 decrease in consulting costs.

Research and Development

Research and development expenses were $678,000, or 7.2% of revenue in the fiscal second quarter, down from $734,000, or 8.4% of revenue in last year’s second quarter. This decrease is primarily due to $89,000 of lower Medical Graphics research and development project material costs, partially offset by increased Medisoft costs of $26,000. Internal software development costs capitalized totaled $196,000 and $194,000 in the three months ended April 30, 2016 and 2015, respectively. Although research and development expenses decreased year over year, Medical Graphics remains dedicated to developing new products and improving its existing products.

Amortization of Intangibles

Amortization of acquired Medisoft intangibles was $50,000 and $58,000 for the three months ended April 30, 2016 and 2015, respectively. Amortization of patent costs was $10,000 and $6,000 for the three months ended April 30, 2016 and 2015, respectively.

The amortization of software development assets consisted of $25,000 and $31,000 for the three months ended April 30, 2016 and 2015, respectively, and is included in the cost of equipment revenues due to the direct relationship to equipment units sold. As noted above, fiscal 2015 second quarter amortization included an amount for a project that was determined to be fully impaired later in fiscal 2015, so no comparable amounts are amortized in fiscal 2016. The Company expects the level of future amortization expense related to capitalized software development costs to increase as the Company releases to the market current projects under development.

Provision for Taxes

The Company has recorded a provision for (benefit from) income taxes of $125,000 and $(143,000) for the three months ended April 30, 2016 and 2015, respectively. The Company records its interim provision for income taxes based on our estimated worldwide annual effective rate for the year excluding the MGC Diagnostics Belgium S.P.R.L. loss for the quarter of $104,000, for which no tax benefit can be recognized due to future expected losses and a resulting valuation allowance related to these losses. As a result, the $125,000 tax expense for the quarter resulted in an effective rate for the quarter of approximately 73.5%. The provision for income taxes for 2016 includes federal alternative minimum tax expense, state and foreign income tax expense and expense related to increased reserves for uncertain tax positions expected for 2016. Comparatively, the provision for income taxes for the three months ended April 30, 2015, included a deferred tax expenses related to Medisoft current net operating loss and the reversals of deferred tax liabilities from the Medisoft acquisition and limited tax expense for the U.S., due to a full valuation allowance for domestic deferred tax assets as of the fiscal 2015 second quarter end.

Interest Expense

The interest expense decrease is primarily related to a decrease in Medisoft non-bank related charges. Future interest cost will be reduced to only the Medisoft non-bank related charges, given the payoff of the term loan on June 14, 2016.

Foreign Exchange

During the three months ended April 30, 2016 and 2015, changes in the value of the Euro expressed in US dollars resulted in $416,000 and $(184,000) of foreign currency gains (losses), primarily due to the changes in value of the intercompany Euro-denominated note used to partially finance the acquisition of Medisoft. In addition, pertaining to the net asset position for assets and liabilities of Medisoft, we also incurred a non-cash, foreign currency translation loss of $6,000, which is included in the consolidated balance sheets as accumulated other comprehensive income (loss), and in the consolidated statements of comprehensive income (loss) as other comprehensive loss.

Six Month Comparison of Operations

The following paragraphs discuss the Company’s performance for the six months ended April 30, 2016 and 2015.

Revenues

Total revenues for the six months ended April 30, 2016 increased 5.7% compared to the same period in fiscal 2015. Medical Graphics revenue increased 6.0% for the six months ended April 30, 2016, with domestic revenue increasing by 15.6% to $13.9 million and international revenue decreasing 32.1% to $2.1 million. Medisoft revenue increased to $2.8 million from $2.7 million in the prior year period due to stronger equipment sales that were partially offset by the effects of differences in translation rates of the reported results.

Domestic service revenues, which are entirely attributed to Medical Graphics, increased 3.2% to $3.4 million, compared to the same period last year.

Revenues from competitive conversions were $2.5 million in the fiscal 2016 six-month period compared to $800,000 in the same period of the prior year. The Attachment Rate, which reflects the percentage of Extended Service Contracts that were sold during customer equipment purchases, was 31% for the first half year compared to the fiscal 2015 overall average rate of 32%.

International equipment, supplies and accessories revenues decreased 16.7% to $4.6 million, compared to $5.5 million for the fiscal 2015 first half, due to weaker demand in the Europe/Middle East/Asia, Latin America and Canada regions partially offset by the effects of the stronger US dollar. Medisoft’s international revenue increased 2.4% to $2.5 million for the first half, primarily due to stronger equipment sales.

Gross Margin

Gross margin of 53.5% in the six months ended April 30, 2016 includes gross margin for Medical Graphics of 56.0% and Medisoft gross margin of 39.1%. The lower Medisoft gross margin is due primarily to Medisoft’s reliance on a sales model under which product gross margin is shared with distribution partners, who operate in price sensitive markets. In addition, Medisoft’s lower selling volume does not enable it to achieve similar inventory purchasing efficiencies to those attainable at Medical Graphics. Gross margin for equipment, supplies and accessories was 50.0% for the first half (52.4% for Medical Graphics and 39.1% for Medisoft), compared to 48.1% in the prior year (51.7% for Medical Graphics and 32.1% for Medisoft). Gross margin for services was 68.9% for the fiscal 2016 first half, compared to 71.9% for the prior year comparable period.

Selling and Marketing

Sales and marketing expenses were $5.0 million, or 27.0% of revenue, compared to $4.3 million, or 24.1% of revenue in the fiscal first half. This increase included a Medisoft sales and marketing expense increase of $202,000 and $581,000 of increased sales and marketing expenses for Medical Graphics, including $266,000 of variable selling costs increases and increases of $115,000, $145,000, and $98,000 in consulting, telemarketing and personnel expenses, including incentive, costs, respectively, partially offset by savings of $65,000 on convention costs.

General and Administrative

General and administrative expenses totaled $3.5 million, or 18.5% of revenue, compared to $3.1 million, or 17.5% of revenue for last year. This increase is primarily due to increased Medical Graphics general and administrative expenses of $864,000. Medical Graphics expense increases included litigation settlement costs of $670,000 related to a settlement agreement completed in June, 2016 with NeuroVirtual, personnel and incentive programs of $169,000 and board expenses of $67,000, partially offset by $501,000 of lower Medisoft expenses, which included infrastructure investment and consulting costs in fiscal 2015.

Research and Development

Research and development expenses were $1.4 million, or 7.2% of revenue in the 2016 fiscal first half, down from $1.5 million, or 8.7% of revenue in last year’s comparable period. This decrease is primarily due to lower Medical Graphics research and development project material costs totaling $186,000, net of savings on personnel and consulting costs. Internal software development costs capitalized totaled $366,000 and $352,000 in the six months ended April 30, 2016 and 2015, respectively. Although research and development expenses decreased year over year, Medical Graphics remains focused on developing new products and improving existing products.

Amortization of Intangibles

Amortization of acquired Medisoft intangibles was $98,000 and $101,000 for the six months ended April 30, 2016 and 2015, respectively. Amortization of patent costs was $20,000 and $13,000 for the six months ended April 30, 2016 and 2015, respectively.

The amortization of software development assets consisted of $37,000 and $61,000 for the six months ended April 30, 2016 and 2015, respectively, and is included in the cost of equipment revenues due to the direct relationship to equipment units sold. Fiscal 2015 amortization included an amount for a project that was determined to be fully impaired later in fiscal 2015, so no comparable amounts are amortized in fiscal 2016. The Company expects the level of future amortization expense related to capitalized software development costs to increase as the Company releases to the market current projects under development.

Provision for Taxes

The Company has recorded a provision for (benefit from) income taxes of $187,000 and $(284,000) for the six months ended April 30, 2016 and 2015, respectively. The Company records its interim provision for income taxes based on our estimated worldwide annual effective rate for the year excluding the MGC Diagnostics Belgium S.P.R.L. loss for the period of $192,000, for which no tax benefit can be recognized due to future expected losses and a resulting valuation allowance related to these losses. As a result, the $187,000 tax expense for the six months resulted in an effective rate for the first six months of approximately 82.0%. The provisions for income taxes for 2016 include federal alternative minimum tax expense, state and foreign income tax expense and expense related to increased reserves for uncertain tax positions expected for 2016. Comparatively, the provision for income taxes for the six months ended April 30, 2015, included a deferred tax benefits related to Medisoft current net operating loss and the reversals of deferred tax liabilities from the Medisoft acquisition and limited tax expense for the U.S., due to a full valuation allowance for domestic deferred tax assets as of the fiscal 2015 second quarter end.

Interest Expense

The interest expense decrease is primarily related to a decrease in Medisoft non-bank related charges. Future interest cost will be reduced to only the Medisoft non-bank related debt given the payoff of the term loan on June 14, 2016.

Foreign Exchange

During the six months ended April 30, 2016 and 2015, changes in the value of the Euro expressed in US dollars resulted in $307,000 and $(908,000) of foreign currency gains (losses), due to the changes in value of the intercompany Euro-denominated note used to partially finance the acquisition of Medisoft. In addition, we also incurred a non-cash, foreign currency translation loss of $9,000, pertaining to the net asset position for assets and liabilities of Medisoft, which is included in the consolidated balance sheet as accumulated other comprehensive income (loss), and in the consolidated statements of comprehensive income (loss) as other comprehensive loss.

Liquidity and Capital Resources

The Company has financed its working capital and liquidity needs over the last several years through revenue generated by the operations of its wholly-owned Medical Graphics Corporation subsidiary.

As of April 30, 2016, the Company had cash of $7.6 million and working capital of $11.6 million. During the six months ended April 30, 2016, the Company generated $1,810,000 in cash from operating activities, with $558,000 provided by operations before changes in working capital items. The $187,000 provision for taxes in the first half of fiscal 2016 includes $182,000 of non-cash expenses from the effects of our deferred tax asset accounting. Accounts receivable decreased $898,000, while day sales outstanding (“DSO”), which measures how quickly receivables are collected, decreased 1 day to 63 days from October 31, 2015 to April 30, 2016. Inventory increased by $360,000, as days of inventory on hand increased 30 days to 151 days compared to October 31, 2015. Accounts payable decreased by $96,000. Employee compensation accruals as of April 30, 2016 were $398,000 lower than October 31, 2015 levels, reflecting the fiscal 2016 first quarter payments of accrued sales commissions and 2015 management incentive costs that were accrued as of October 31, 2015.

During the six months ended April 30, 2016, the Company used $454,000 in cash to purchase property, equipment and intangible assets. The Company has no material commitments for capital expenditures for the remainder of fiscal 2016. The Company’s fiscal 2016 operating plans include additional costs to develop the Company’s next-generation software platform, including expensed development efforts and capitalized software development costs.

The Company used cash of $295,000 during the six months ended April 30, 2016 in financing activities, primarily resulting from loan payments of $333,000. In addition, the Company received $50,000 from share issuances under its employee stock purchase plan, partially offset by $12,000 of amounts paid for share withholding to support statutory minimum income tax withholding requirements on vesting restricted share arrangements.

On July 24, 2014, the Company entered into a credit agreement (“Agreement”) with BMO Harris Bank NA. The Agreement, as amended, includes a $4.0 million term loan and a $250,000 revolving credit facility, which may also be used for the issuance of standby and commercial letters of credit. The term loan, which bears interest at a floating rate, is payable in equal monthly principal installments of $66,667 over the five-year period commencing August 31, 2014. The revolving credit facility has a one-year term currently expiring on July 31, 2016. As of April 30, 2016, the balance on the term loan was $2.7 million. On June 14, 2016, the Company paid off the remaining balance of the term loan and terminated the revolving credit facility.

The Company believes that it will meet its liquidity and capital resource needs over the next twelve months through its cash flows resulting from operations and current cash. In addition, the Company has implemented a market-focused strategic plan leveraging the strength of its MGC Diagnostics/MedGraphics brand and improving its worldwide selling and distribution capability. Pursuant to this plan, the Company acquired Medisoft SA and will continue to review various potential strategic product and technology partners and may use some of its cash and capital resources in the acquisition of other new technologies or businesses.

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

Litigation

In November 2015, the Company commenced litigation in the French-speaking courts of Brussels, Belgium against the selling shareholders of Medisoft for violations of representations and warranties in the stock purchase agreement dated as of July 10, 2014 under which the Company purchased Medisoft. The Company alleged that these violations resulted in Company damages of approximately €985,400 ($1,084,000). In May 2015, the Company received payment of €406,700 ($447,000) with respect to these alleged violations pursuant to a bank guaranteed contractual escrow fund and has reflected that payment on its books and records. On May 30, 2016, the defendant selling shareholders filed an answer and asserted a counterclaim against the Company seeking to recover the $€406,700 that was paid to the Company in May 2015 and legal costs. The Company continues to believe the Medisoft selling shareholders are liable to it for violations of representations and warranties in the stock purchase agreement and intends to continue to pursue this matter. The Company has not accrued any losses related to the litigation or accrued any related legal costs it has not yet incurred The Company currently expects that this litigation process may continue until the fall of 2017.

On January 12, 2016, NeuroVirtual USA, Inc. commenced a lawsuit against the Company in the United States District Court for the Southern District of New York asserting breach of contract, anticipatory breach of contract, and fraud in the inducement. NeuroVirtual commenced the lawsuit after MGC, in a letter dated December 17, 2015, informed NeuroVirtual that MGC was rescinding a distribution agreement dated March 31, 2014 between NeuroVirtual and MGC because, among other things, NeuroVirtual failed to comply with applicable Minnesota law in connection with the distribution agreement. NeuroVirtual had alleged (i) damages of $1,055,120 for breach of contract, (ii) damages of $1,363,850 for anticipatory breach of contract; and (iii) damages of no less than $5.0 million for fraud in the inducement. MGC believed that its rescission of the distribution agreement was proper and that it has valid defenses to the NeuroVirtual claims. On February 25, 2016, MGC filed an Answer and Counterclaim against NeuroVirtual alleging NeuroVirtual’s actions violated Minnesota law and claiming consequential damages in excess of $500,000.

In June, 2016, the Company reached a settlement with NeuroVirtual under which the Company agreed to make a one-time cash payment of $650,000 to NeuroVirtual and each party agreed to dismiss with prejudice the lawsuit and all claims against the other party. As part of the settlement, the Company will retain NeuroVirtual sleep diagnostics inventory that it has purchased and NeuroVirtual will continue to support this inventory pursuant to the distribution agreement. The Company has no continuing obligation to purchase additional NeuroVirtual diagnostic products. The Company believes that there is no impairment with respect to this inventory.

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

Our actual results may differ materially depending on a variety of factors including:

•	national and worldwide economic and capital market conditions;

•	continuing cost-containment efforts in hospital, clinic and office markets;

•	our ability to successfully and profitably integrate our Medisoft SA subsidiary that we acquired on August 1, 2014;

•	our ability to successfully operate our Medisoft subsidiary in a manner that supports the carrying value of our goodwill;

•	our ability to complete our software development initiatives and migrate our platforms to a next-generation technology;

•	increased foreign-exchange-rate-fluctuation exposure resulting from our acquisition of Medisoft SA and our increased future international operations;

•	our ability to remain as qualified providers for group purchasing organizations ensuring continued access to our markets;

•	uncertainty or changes in medical reimbursement requirements;

•	reinstatement of medical device taxation related to national healthcare reform, including the 2.3% medical device tax, that was suspended for the two years beginning January 1, 2016 and ending December 31, 2017;

•	our ability to obtain FDA clearance to market and sell our forced oscillation technique (“FOT”) product in the United States;

•	our ability to successfully resolve pending litigation with the Medisoft selling shareholders;

•	our ability to successfully operate our business, to convert our past and continuing research and development expenditures into new and improved cardiorespiratory diagnostic products and services and to sell these products and services into existing and new markets;

•	our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations, and that will enable us to increase revenues and profitability as opportunities develop;

•	our ability to achieve constant margins for our products and consistent and predictable operating expenses in light of variable revenues from our clinical research customers;

•	our ability to expand our international revenue through our Medical Graphics and Medisoft distribution partners as well as increased Medisoft direct sales in France and Belgium;

•	our ability to successfully defend ourselves from product liability claims related to our cardiorespiratory diagnostic products;

•	our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future;

•	our ability to realize our existing deferred tax assets in domestic and foreign jurisdictions;

•	our ability to successfully expand into adjunct non-core product business lines in the future without exposing ourselves to significant risk through significant inventory or purchase obligations;

•	our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; and

•	our dependence on third-party vendors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our August 1, 2014 acquisition of Medisoft SA and its subsidiaries introduced considerably more exposure to currency fluctuations, which are reflected in the fiscal 2015 and 2016 losses and gains for the Euro-denominated intercompany instruments that are not regarded as permanent funding. The exposure to currency fluctuations on the remaining net assets of the acquired entities is reflected in accumulated other comprehensive loss in the consolidated balance sheet. A lower US Dollar/Euro conversion rate developed since the July 2014 funding of intra-company loans to our Belgian holding company for the August 1, 2014 acquisition of Medisoft. Further US Dollar/Euro rate reductions or increases will result in an effect on the Company’s financial statements in amounts that could be material to our consolidated financial position, results of operations and cash flows.

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

(b) Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

MGC Diagnostics Corporation v. Mr. Guy Martinot and Dr. Jean-Benoît Martinot

In November 2015, the Company commenced litigation in the French-speaking courts of Brussels, Belgium against the selling shareholders of Medisoft for violations of representations and warranties in the stock purchase agreement dated as of July 10, 2014 under which the Company purchased Medisoft. The Company alleged that these violations resulted in Company damages of approximately €985,400 ($1,084,000). In May 2015, the Company received payment of €406,700 ($447,000) with respect to these alleged violations pursuant to a bank-guaranteed contractual escrow fund and has reflected that payment on its books and records. On May 30, 2016, the defendant selling shareholders filed an answer and asserted a counterclaim against the Company seeking to recover the $€406,700 that was paid to the Company in May 2015 and legal costs. The Company continues to believe the Medisoft selling shareholders are liable to it for violations of representations and warranties in the stock purchase agreement and intends to continue to pursue this matter. The Company has not accrued any losses related to the litigation or accrued any related legal costs it has not yet incurred. The Company currently expects that this litigation process may continue until the fall of 2017.

NeuroVirtual USA, Inc. v. MGC Diagnostics Corporation

On January 12, 2016, NeuroVirtual USA, Inc. commenced a lawsuit against the Company in the United States District Court for the Southern District of New York asserting breach of contract, anticipatory breach of contract, and fraud in the inducement. NeuroVirtual commenced the lawsuit after MGC, in a letter dated December 17, 2015, informed NeuroVirtual that MGC was rescinding a distribution agreement dated March 31, 2014 between NeuroVirtual and MGC because, among things, NeuroVirtual failed to comply with applicable Minnesota law in connection with the distribution agreement. NeuroVirtual had alleged (i) damages of $1,055,120 for breach of contract, (ii) damages of $1,363,850 for anticipatory breach of contract; and (iii) damages of no less than $5.0 million for fraud in the inducement. MGC believed that its rescission of the distribution agreement was proper and that it has valid defenses to the NeuroVirtual claims. On February 25, 2016, MGC filed an Answer and Counterclaim against NeuroVirtual alleging NeuroVirtual’s actions violated Minnesota law and claiming damages in excess of $500,000.

In June, 2016, the Company reached a settlement with NeuroVirtual under which the Company agreed to make a one-time cash payment of $650,000 to NeuroVirtual and each party agreed to dismiss with prejudice the lawsuit and all claims against the other party. As part of the settlement, the Company will retain NeuroVirtual sleep diagnostics inventory that it has purchased and NeuroVirtual will continue to support this inventory pursuant to the distribution agreement. The Company has no continuing obligation to purchase additional NeuroVirtual diagnostic products. The Company believes that there is no impairment with respect to this inventory.

Item 1A. Risk Factors.

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2015. We believe there have been no material changes to the risk factors disclosed in that Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company entered into a consulting arrangement effective January 1, 2016 under which it agreed to issue $2,500 in shares of MGCD stock per month to a third-party investor relation consultant. The exact number of shares to be issued is determined by the closing price of MGCD stock at the end of each quarter. Pursuant to this agreement, MGCD agreed to issue 364 shares with an aggregate value of $2,500 for the quarter ended January 31, 2016 and 1,386 shares with an aggregate value of $7,500 for the quarter ended April 30, 2016. The Company believes the issuance of the shares is exempt under Section 4(a)(2) of the Securities Act of 1933.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

Repayment of Debt and Termination of Credit Facility.

On July 24, 2014, MGC Diagnostics Corporation and its wholly-owned subsidiary Medical Graphics Corporation (collectively the “Company”) entered into a credit agreement (“Agreement”) with BMO Harris Bank NA (“Bank”). The Agreement, as amended through January 8, 2015, includes a $4.0 million term loan and $250,000 revolving credit facility. The term loan provided for interest at a floating rate and was payable in equal monthly principal installments of $66,667 over a five-year period commencing August 31, 2014. The Company funded the original $4.0 million under the term loan on July 24, 2014. The Company used these proceeds in connection with its acquisition of Medisoft SA. At April 30, 2016, the unpaid balance on the term loan was $2,667,000 at an interest rate of 5%. The revolving credit facility had a one-year term and was most recently was renewed through July 31, 2016. At April 30, 2016, there were no borrowings under the revolving credit facility. On June 14, 2016 the Company paid off the remaining balance of the term loan which was $2.5 million and terminated the revolving credit facility.

Item 6. Exhibits.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. §1350.

99.1	Press release dated June 14, 2016 regarding repayment of the term loan, termination of the revolving credit facility and NeuroVirtual USA - MGC Diagnostics Corporation litigation settlement.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements and (vi) document and entity information.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGC DIAGNOSTICS CORPORATION
(Registrant)

June 14, 2016	By:	/s/ Todd M. Austin
Todd M. Austin
Chief Executive Officer

June 14, 2016	By:	/s/ Wesley W. Winnekins
Wesley W. Winnekins
Chief Financial Officer

