Form 10-Q
period 2016-07-31
MGC DIAGNOSTICS Corp
filed 2016-09-14
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended July 31, 2016.

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

As of September 9, 2016, the Company had outstanding 4,381,875 shares of Common Stock, $0.10 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

July 31, 2016 and October 31, 2015

(In thousands, except share and per share data)

	July 31, 2016	October 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash	$5,772	$6,553
Accounts receivable, net of allowance for doubtful accounts of $99 and $117, respectively	6,499	7,416
Inventories, net of obsolescence reserve of $218 and $288, respectively	7,017	6,759
Prepaid expenses and other current assets	603	988
Total current assets	19,891	21,716
Property and equipment, net of accumulated depreciation of $4,704 and $4,431, respectively	2,746	2,894
Intangible assets, net	4,441	4,305
Goodwill	3,378	3,324
Deferred income taxes	2,928	3,342
Other non-current assets	9	7
Total Assets	$33,393	$35,588
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$2,345	$2,617
Employee compensation	1,541	1,854
Deferred income	3,772	3,608
Current portion of long-term debt	—	785
Other current liabilities and accrued expenses	950	1,493
Total current liabilities	8,608	10,357
Long-term liabilities:
Long-term debt, less current portion	—	2,158
Long-term deferred income and other	3,963	3,146
Total Liabilities	12,571	15,661
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,379,078 and 4,324,379 shares issued and 4,336,581 and 4,274,386 shares outstanding in 2016 and 2015, respectively	433	427
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	24,715	24,118
Accumulated deficit	(4,054)	(4,355)
Accumulated other comprehensive loss	(272)	(263)
Total Shareholders’ Equity	20,822	19,927
Total Liabilities and Shareholders’ Equity	$33,393	$35,588

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited in thousands, except per share data)

	Three Months ended July 31,		Nine Months ended July 31,
	2016	2015	2016	2015
Revenues
Equipment, supplies and accessories revenues	$8,143	$7,567	$23,379	$21,902
Service revenues	1,716	1,672	5,162	5,010
	9,859	9,239	28,541	26,912
Cost of revenues
Cost of equipment, supplies and accessories revenues	4,328	4,171	11,945	11,613
Cost of service revenues	484	569	1,558	1,506
	4,812	4,740	13,503	13,119
Gross margin	5,047	4,499	15,038	13,793
Operating expenses:
Selling and marketing	2,456	2,105	7,491	6,357
General and administrative	1,073	1,222	4,524	4,310
Research and development	665	694	2,016	2,238
Amortization of intangibles	59	55	177	168
	4,253	4,076	14,208	13,073
Operating income	794	423	830	720
Interest expense, net	68	65	183	197
Foreign currency loss (gain)	193	50	(114)	958
Income (loss) before taxes	533	308	761	(435)
Provision for (benefit from) taxes	273	(3,115)	460	(3,399)
Net income	260	3,423	301	2,964
Other comprehensive income (loss), net of tax
Effect of foreign currency translation adjustments	—	5	(9)	(122)
Comprehensive income	$260	$3,428	$292	$2,842
Income per share:
Basic	$0.06	$0.81	$0.07	$0.70
Diluted	$0.06	$0.80	$0.07	$0.70
Weighted average common shares outstanding:
Basic	4,329	4,251	4,305	4,227
Diluted	4,339	4,260	4,314	4,242

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited in thousands, except per share data)

	Nine Months ended July 31,
	2016	2015
Cash flows from operating activities:
Net income	$301	$2,964

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	325	342
Amortization	542	546
Stock-based compensation	523	353
Deferred income taxes	412	(3,461)
(Gain) loss on foreign currency	(114)	965
Decrease in allowance for doubtful accounts	(18)	(30)
Decrease in inventory obsolescence reserve	(70)	(68)
Loss on disposal of equipment	2	—
Changes in operating assets and liabilities:
Accounts receivable	950	(122)
Inventories	(173)	(710)
Prepaid expenses and other current assets	384	(141)
Accounts payable	(297)	(151)
Employee compensation	(317)	(272)
Deferred income	966	123
Other current liabilities and accrued expenses	(560)	227
Net cash provided by operating activities	2,856	565

Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(697)	(607)
Net assets of business acquired, net of cash received	—	447
Net cash used in investing activities	(697)	(160)

Cash flows from financing activities:
Payment of debt issuance costs	—	(5)
Payment of long-term borrowing	(3,000)	(600)
Proceeds from issuance of common stock under employee stock purchase plan	97	118
Repurchase of common stock upon vesting of restricted stock awards	(27)	(48)
Net cash used in financing activities	(2,930)	(535)
Effect of exchange rate changes on cash	(10)	(138)
Net decrease in cash	(781)	(268)
Cash at beginning of period	6,553	5,675
Cash at end of period	$5,772	$5,407

Cash paid for taxes	$185	$32
Cash paid for interest	99	134
Supplemental non-cash items:
Current and non-current liabilities issued for leasehold improvements	$51	$—
Common stock issued for long-term liability	10	33

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

The consolidated balance sheet as of July 31, 2016, the consolidated statements of comprehensive income for the three and nine months ended July 31, 2016 and 2015, the consolidated statements of cash flows for the nine months ended July 31, 2016 and 2015 and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2015 was derived from the audited consolidated financial statements as of that date. Operating results for the three and nine months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the year ending October 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended October 31, 2015.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years beginning after the expiration of the standard warranty. Deferred income associated with service contracts was $7,073,000 and $6,173,000 as of July 31, 2016 and October 31, 2015, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $369,000 and $412,000 as of July 31, 2016 and October 31, 2015, respectively.

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

No customer accounted for more than 10% of revenue in any of the three- or nine-month periods ended July 31, 2016 or 2015.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers aggregated $205,000 and $96,000 as of July 31, 2016 and October 31, 2015, respectively. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

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

We begin to capitalize costs related to software developed for new products and significant enhancements of existing products once we reach technological feasibility and we have completed all research and development for the components of the product. We amortize these costs on a straight-line basis over the estimated useful life of the related product, generally five, but not more than seven years, commencing with the date the product becomes available for general release to our customers. We amortize costs for internal use software over the expected use periods of the software (See Note 5). The achievement of technological feasibility and the estimate of a product’s economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized software asset and a charge to our operating results.

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

When a company is acquired, the purchase price is allocated among net tangible assets, in-process research and development, other identifiable intangible assets and the remainder, if any, is recognized as goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired and, in accordance with ASC 350, Intangibles-Goodwill and Other, goodwill is not amortized. However, the Company periodically assesses the qualitative factors used to determine whether events or circumstances would lead to a determination that it is more likely than not that the fair value of any reporting unit is less than its carrying amount. The Company intends to perform its annual impairment test, as required by ASC 350, as of September 30 of each year. If the Company determines that the goodwill is impaired, it will record this impairment in its consolidated financial statements.

The Company determined no triggering events had occurred that would require impairment testing as of July 31, 2016. As noted above, the Company will conduct the annual evaluation of recorded goodwill as of September 30, 2016.  Although the Company currently does not believe that recorded value has been impaired, a formal review could potentially reveal some level of impairment at that time.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted, and requires a modified retrospective transition method upon adoption. The Company is currently assessing the effect that ASU 2016-02 will have on its results of operations, financial position and cash flows.

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

(3)           Stock-Based Compensation and Stock Options

The MGC Diagnostics Corporation 2007 Stock Incentive Plan (the “2007 Plan”) provides that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Human Capital Committee of Company's Board of Directors, except that the purchase price of incentive stock options may not be less than the fair market value of the stock at the date of grant. Options under the 2007 Plan are subject to vesting schedules established on the date of grant. In addition, the 2007 Plan allows the granting of restricted stock awards, stock appreciation rights and performance stock.

Total stock-based compensation expense included in the Company’s statements of comprehensive income was $175,000 and $131,000 for the three months ended July 31, 2016 and 2015, respectively, and was $523,000 and $353,000 for the nine months ended July 31, 2016 and 2015, respectively.

Stock Options

A summary of the Company’s stock option activity for the nine months ended July 31, 2016 and 2015 is presented in the following table:

	For the Nine Months ended
	July 31, 2016		July 31, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	177,900	$6.48	52,650	$7.01
Granted	88,638	6.43	150,000	6.07
Expired or cancelled	(13,805)	6.62	—	—
Outstanding at end of period	252,733	$6.45	202,650	$6.31

The following table summarizes information concerning stock options outstanding as of July 31, 2016:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$5.65	10,000	6.70	—
5.99	20,000	2.82	20,000
6.07	150,000	5.83	50,001
6.63	12,000	6.36	—
6.76	4,900	6.29	4,900
6.77	33,333	2.51	33,333
9.12	22,500	4.84	14,999
Total	252,733	5.13	123,233

The total intrinsic values for outstanding options and exercisable options as of July 31, 2016 were $120,000 and $46,000, calculated using the closing stock price at the end of the third quarter less the option price of in-the-money options. The Company issues new shares when stock options are exercised. Unrecognized compensation expense related to outstanding stock options as of July 31, 2016 was $388,000 and is expected to be recognized over a weighted average period of 1.88 years.

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. In determining the fair value of stock options under the Black-Scholes model, management must make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The expense recognized for options granted under the 2007 Plan is equal to the fair value of stock options as of the grant date. The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model for stock option grants made during the nine months ended July 31, 2016:

	Options Granted May 25, 2016	Options Granted April 11, 2016	Options Granted February 2, 2016	Options Granted December 16, 2015	Options Granted December 7, 2015
Weighted average fair value of options granted	$1.69	$2.78	$2.00	$3.35	$3.52
Assumptions used:
Expected life (years)	3.00	7.00	3.00	7.00	7.00
Risk-free interest rate	0.56%	1.38%	0.54%	1.67%	1.67%
Volatility	40.65%	47.06%	42.82%	48.72%	48.75%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the nine months ended July 31, 2016 and 2015 is presented in the following table:

	For the Nine Months ended
	July 31, 2016		July 31, 2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	49,993	$7.61	57,035	$8.40
Granted	31,998	6.00	28,261	7.08
Vested	(39,494)	7.40	(37,903)	6.79
Unvested at end of period	42,497	$6.59	47,393	$7.65

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of July 31, 2016 was $191,000 and is expected to be recognized over a weighted average period of 0.79 years.

Director Stock Awards in Lieu of Cash Retainer Fees

The Company has a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their quarterly cash retainer fees. During the three months ended July 31, 2016 and 2015, the Company issued 2,079 and 1,617 shares, respectively, and during the nine months ended July 31, 2016 and 2015, the Company issued 5,421 and 4,915 shares, respectively, under this program. The expense was recognized at the time of share issuance and totaled $11,000 in each of the three-month periods ended July 31, 2016 and 2015 and $34,000 in each of the nine-month periods ended July 31, 2016 and 2015.

Stock Issued in Lieu of Cash

In fiscal 2016, the Company entered into a consulting arrangement with a third party entity under which it agreed to issue shares to this consultant as a portion of the overall compensation under the consulting arrangement. The number of shares to be issued to this entity is determined and paid quarterly for fixed monthly dollar values per the agreement. Amounts expensed under this agreement to be paid in shares for the three- and nine-month periods ended July 31, 2016 were $7,500 and $17,500, respectively.

Employee Stock Purchase Plan

The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended (“Purchase Plan”), allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to eligibility requirements. Under the Purchase Plan, participating employees may purchase the Company’s common stock on a voluntary after-tax basis at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase phase. The Purchase Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2015 and June 30, 2016, employees purchased 11,248 and 8,481 shares at a price of $4.47 and $5.54 per share, respectively. As of July 31, 2016, the Company has withheld approximately $6,000 from employees participating in the phase that began on July 1, 2016. As of July 31, 2016, 49,353 shares of common stock were available for future purchase under the Purchase Plan.

The following table presents the classification of pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income for the three and nine months ended July 31, 2016 and 2015:

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2016	2015	2016	2015
Cost of revenues	$—	$1	$2	$3
Selling and marketing	30	25	88	69
General and administrative	143	104	428	277
Research and development	2	1	5	4
Stock-based compensation expense	$175	$131	$523	$353

Tax Impact of Stock-Based Compensation

The Company reports the benefit of tax deductions in excess of recognized stock-based compensation expense on the consolidated statements of cash flows as financing cash flows. For the nine months ended July 31, 2016 and 2015, there were no excess tax benefits.

(4)          Inventories

Inventories consisted of the following as of July 31, 2016 and October 31, 2015:

(In thousands)	2016	2015
Raw materials	$3,265	$3,486
Work-in-process	1,039	864
Finished goods	2,713	2,409
	$7,017	$6,759

(5)          Intangible Assets

Intangible assets consisted of the following as of July 31, 2016 and October 31, 2015:

(In thousands)	2016	2015
Intangible assets:
Developed technology	$7,819	$7,771
Customer and distributor relationships	380	375
Trademarks and trade names	258	254
Software	749	247
Capitalized software in progress	2,772	2,705
	11,978	11,352
Less: accumulated amortization	(7,537)	(7,047)
	$4,441	$4,305

The Company amortizes the intangible assets related to developed technology, patents and trademarks using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Total amortization expense was $322,000 and $360,000 for the three months ended July 31, 2016 and 2015, respectively, and $484,000 and $534,000 for the nine months ended July 31, 2016 and 2015, respectively. The fiscal 2016 and 2015 amounts expensed included impairment charges of $245,000 and $266,000, respectively, for software products the Company deemed to have no future value at July 31 of each year. Of the total, amortization expense of $270,000 and $305,000 related to software costs is included in the cost of equipment, supplies and accessories revenues for the three months ended July 31, 2016 and 2015, respectively, and $307,000 and $366,000 for the nine months ended July 31, 2016 and 2015, respectively. The Company estimates it will incur the following amortization expense in future fiscal years based on the intangible assets the Company expects to have placed in service at the end of fiscal 2016:

(In thousands)	Amortization
Three months ending October 31, 2016	$91
2017	344
2018	322
2019	265
2020	241
2021	179
Thereafter	256
$1,698

This table does not include estimated amortization expense for either (i) patents included in “Developed technology,” not yet placed into service of $111,000, or (ii) capitalized software costs of $2,632,000 for software the Company expects to place into service after the current fiscal year. The Company capitalized software development costs of $203,000 and $179,000 during the three months ended July 31, 2016 and 2015, respectively, and $569,000 and $531,000 during the nine months ended July 31, 2016 and 2015, respectively. Upon completion of these development projects, the Company expects to amortize the capitalized software costs over a five year period.

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

Warranty provisions and claims for the nine months ended July 31, 2016 and 2015 were as follows:

(In thousands)	2016	2015
Balance, beginning of period	$147	$109
Warranty provision based on units sold	198	158
Periodic reserve adjustments	(32)	63
Warranty claims	(187)	(192)
Balance, end of period	$126	$138

(7)          Financing Arrangements

On July 24, 2014, MGC Diagnostics Corporation and its wholly-owned subsidiary Medical Graphics Corporation (collectively the “Company”) entered into a credit agreement (“Agreement”) with BMO Harris Bank NA (“Bank”).

The Agreement, as amended through January 8, 2015, included a $4.0 million term loan and $250,000 revolving credit facility. The term loan, which bore interest at a floating rate, was payable in equal monthly principal installments of $66,667 over a five-year period commencing August 31, 2014 and was evidenced by a term note. The Company funded the $4.0 million under the term loan on July 24, 2014 and used these proceeds in connection with its acquisition of Medisoft SA. The revolving credit facility had a one-year term, which had been renewed through July 31, 2016 and was evidenced by a revolving note. On June 14, 2016, the Company paid off the remaining balance of the term loan and terminated the revolving credit facility.

(8)          Net Income per Share

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

 The Company had unexpired options and warrants for the purchase of its common stock and unvested restricted awards as of July 31, 2016 and 2015 of 463,572 and 418,385 shares, respectively.

Shares used in the net income per share computations are as follows:

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2016	2015	2016	2015
Weighted average common shares outstanding - basic	4,329	4,251	4,305	4,227
Dilutive effect of stock options, warrants and unvested restricted shares	10	9	9	15
Weighted average common shares outstanding - diluted	4,339	4,260	4,314	4,242

Antidilutive shares excluded from the calculation for the three and nine months ended July 31, 2016 totaled 428,000 and 452,000, respectively, and the three and nine months ended July 31, 2015 totaled 361,000 and 388,000, respectively.

(9)         Income Taxes

The Company has recorded a provision for (benefit from) income taxes of $273,000 and $(3,115,000) for the three months ended July 31, 2016 and 2015, respectively, and $460,000 and $(3,399,000) for the nine months ended July 31, 2016 and 2015, respectively.

The Company records its interim provision for income taxes based on its estimated worldwide annual effective rate for the year.  In computing this provision, the Company excluded MGC Diagnostics Belgium S.P.R.L.and Medisoft RAM Italia SRL net losses of $40,000 and $219,000 for the three- and nine-month periods ended July 31, 2016, respectively, for which no tax benefit can be recognized due to future expected losses and a resulting valuation allowance related to these losses. As a result, the $460,000 fiscal 2016 year-to-date tax expense compared to the world wide consolidated pre-tax income of $761,000 (which includes the Medisoft Belgium S.P.R.L. and Medisoft RAM Italia SRL net losses) results in an effective rate of approximately 60%.

The provision for 2016 income taxes includes federal alternative minimum tax expense, state and foreign income tax expense and expense related to reserves for uncertain tax positions. The benefit from income taxes for the three- and nine-month periods ended July 31, 2015 included these same cost categories as well as a partial reversal of the Company's valuation allowance, which had been maintained historically as a result of uncertainty over the realization of its domestic net operating loss carry forwards. This partial reversal of the valuation allowance was based on an assessment of all available evidence, including (i) previous three-year cumulative income before infrequent and unusual items, (ii) a history of generating income before taxes for the past two years and (iii) estimates of future Medical Graphics profitability, resulting in a Company determination that it was more likely than not that the Company would be able to realize a portion of its deferred tax assets in the future and a decision to record the non-cash partial reversal of our deferred tax asset valuation allowance of approximately $3,111,000.  As of  October 31, 2015, the Company had a remaining valuation allowance of approximately $963,000.

The Company also recorded a deferred tax benefit of $37,000 and $340,000 in the three- and nine-month periods ended July 31, 2016, resulting from the benefit of the Medisoft current net operating loss and the reversals of deferred tax liabilities from the Medisoft acquisition.

As of July 31, 2016, the Company had a reserve for uncertain tax positions of $75,000 compared to the October 31, 2015 balance of $61,000. If recognized, approximately $48,000 of these benefits would lower the effective tax rate. The remaining $27,000, if recognized, would result in a deferred tax asset subject to a valuation allowance and therefore would not affect the effective rate.

Estimated interest and penalties related to potential underpayment of income taxes are classified as a component of tax expense in the consolidated statements of comprehensive income. The Company does not expect the amount of reserves for uncertain tax positions to change significantly in the next twelve months. Similarly, the Company does not anticipate that the total reserve for uncertain tax positions will significantly change due to the settlement of audits and the expiration of statutes of limitations within the next twelve months.

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

The Company has federal net operating loss (“NOL”) and general business tax credit carry forwards; however, the utilization of some of these tax loss and tax credit carry forwards is limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of an IRS-deemed change in ownership that occurred in the fourth quarter of fiscal 2006. The Company estimates that the amount of federal NOL carry forward from October 31, 2015 that is not limited is approximately $10.0 million. These loss carry forwards will expire in years 2018 through 2032. Additionally, the Company has general business credit carry forwards of $299,000 that will expire in 2033. Use of this general business credit carry forward is not limited because it was generated after the change in ownership. The Company also has $193,000 of alternative minimum tax credit carry forwards that do not have expiration dates. The alternative minimum tax credit carry forwards are limited by IRC §383, but their ultimate use is not affected since these do not expire.

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

	Three Months ended July 31,		Nine months ended July 31,
(In thousands)	2016	2015	2016	2015
Revenues from unaffiliated customers:
United States	$7,585	$6,887	$21,704	$19,087
Americas	217	195	620	995
Europe, Middle East, Africa	1,380	1,524	4,526	5,197
Asia Pacific	677	633	1,691	1,633
	$9,859	$9,239	$28,541	$26,912

	July 31, 2016	October 31, 2015
Long-lived assets:
United States	$6,799	$7,032
Europe	6,703	6,840
	$13,502	$13,872

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

MGC Diagnostics Corporation v. Mr. Guy Martinot and Dr. Jean-Benoît Martinot

In November 2015, the Company commenced litigation in the French-speaking courts of Brussels, Belgium against the selling shareholders of Medisoft for violations of representations and warranties in the stock purchase agreement dated as of July 10, 2014 under which the Company purchased Medisoft. The Company alleged that these violations resulted in Company damages of approximately €985,400 ($1,084,000). In May 2015, the Company received payment of €406,700 ($447,000) with respect to these alleged violations pursuant to a bank guaranteed contractual escrow fund and has reflected that payment on its books and records. On May 30, 2016, the defendant selling shareholders filed an answer and asserted a counterclaim against the Company seeking to recover the €406,700 that was paid to the Company in May 2015 and legal costs. The Company continues to believe the Medisoft selling shareholders are liable to it for violations of representations and warranties in the stock purchase agreement and intends to continue to pursue this matter. The Company has not accrued any losses related to the litigation or accrued any related legal costs it has not yet incurred. The Company currently expects that this litigation process may continue until the fall of 2017.

NeuroVirtual USA, Inc. v. MGC Diagnostics Corporation

The Company was also involved in litigation with NeuroVirtual USA, that it settled in June 2016.  In that settlement the Company made a one-time cash payment of $650,000 to NeuroVirtual and each party agreed to dismiss with prejudice the lawsuit and all claims against the other party. As part of the settlement, the Company has retained NeuroVirtual sleep diagnostics inventory that it purchased and NeuroVirtual will continue to support this inventory pursuant to the distribution agreement. The Company has no continuing obligation to purchase additional NeuroVirtual diagnostics products. The Company believes there is no impairment with respect to this inventory. The Company recorded a loss, including legal fees, of $654,000, which is included in general and administrative expense in the nine months ended July 31, 2016.

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

Total revenues for the 2016 third quarter increased by 6.7% to $9.9 million, compared to $9.2 million in the same period in 2015. Third quarter operating expenses were $4.3 million compared to $4.1 million in the prior year quarter. Net income for the three months ended July 31, 2016 was $260,000, or $0.06 per diluted share, compared to net income of $3,423,000, or $ 0.80 per diluted share, for the same period in 2015. Net income for the three months ended July 31, 2016 and 2015 included foreign exchange losses of $193,000 and $50,000, respectively, which resulted from the weakening value of the Euro in relation to the US dollar during the period.

Results of Operations

The following table contains selected information from our historical consolidated statements of comprehensive income, expressed as a percentage of revenue:

	Three Months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.8	51.3	47.3	48.7
Gross margin	51.2	48.7	52.7	51.3
Operating Expenses
Selling and marketing expenses	24.9	22.8	26.2	23.6
General and administrative expenses	10.9	13.2	15.9	16.0
Research and development expenses	6.7	7.5	7.1	8.3
Amortization of intangibles	0.6	0.6	0.6	0.6
Total operating expenses	43.1	44.1	49.8	48.5
Operating income	8.1	4.6	2.9	2.8
Interest expense, net	0.7	0.8	0.6	0.8
Foreign currency (gain) loss	2.0	0.5	(0.4)	3.6
Provision for (benefit from) taxes	2.8	(33.7)	1.6	(12.6)
Net income	2.6%	37.0%	1.1%	11.0%

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

Quarterly Comparison of Operations

The following paragraphs discuss the Company’s performance for the three months ended July 31, 2016 and 2015.

Revenues

Total revenues for the three months ended July 31, 2016 increased 6.7% compared to the same period in fiscal 2015. Medical Graphics revenue increased 9.0% for the fiscal third quarter, with domestic revenue increasing by 9.7% to $7.4 million and international revenue increasing 4.2% to $1.1 million. Fiscal third quarter Medisoft revenue decreased to $1.3 million from $1.4 million in the prior year period.

Domestic service revenues, which are entirely attributed to Medical Graphics, increased 2.6% to $1.7 million, compared to the same quarter last year.

Revenues from competitive conversions were $1.4 million in the fiscal 2016 third quarter compared to $612,000 in the same quarter of the prior year. The Attachment Rate, which reflects the percentage of Extended Service Contracts that were sold during customer equipment purchases, was 21% for the fiscal third quarter compared to an average rate in fiscal 2015 of 32%.

International equipment, supplies and accessories revenues decreased 3.3% to $2.3 million, compared to $2.4 million for the fiscal 2015 third quarter, due in part to weaker demand in all markets especially the Europe/Middle East/Asia region and in part to the effects of the stronger US dollar. Medisoft’s international revenue decreased 9.6% to $1.2 million for the quarter primarily due to reduced equipment sales and currency translation differences.

Gross Margin

Gross margin of 51.2% in the fiscal third quarter includes gross margin for Medical Graphics of 53.2% and Medisoft gross margin of 38.4% compared to gross margin of 48.7% for last year's third quarter (50.3% for Medical Graphics and 39.9% for Medisoft). The lower Medisoft gross margin is due primarily to Medisoft’s reliance on a sales model under which product gross margin is shared with distribution partners, that operate in price sensitive markets. In addition, Medisoft’s lower selling volume does not enable it to achieve similar inventory purchasing efficiencies to those that Medical Graphics achieves. Gross margin for equipment, supplies and accessories was 46.9% for the quarter (48.5% for Medical Graphics and 38.4% for Medisoft), compared to 44.9% in the prior year’s quarter (46.0% for Medical Graphics and 39.9% for Medisoft). Service gross margin was 71.8% for the quarter, compared to 66.0% for the prior year’s quarter.

Selling and Marketing

Sales and marketing expenses were $2.5 million, or 24.9% of revenue, compared to $2.1 million, or 22.8% of revenue in the fiscal 2015 third quarter. This increase is primarily due to increased Medisoft sales and marketing expenses of $113,000, and $238,000 of increased sales and marketing expenses for Medical Graphics, including $209,000 of variable selling costs increases due to higher revenue and increases of $63,000 and $86,000 in consulting and telemarketing costs, respectively, partially offset by $43,000 in reduced current year bonus incentives compensation and $40,000 lower spending on marketing conventions.

General and Administrative

General and administrative expenses totaled $1.1 million, or 10.9% of revenue, compared to $1.2 million, or 13.2% of revenue in the comparable quarter last year. General and administrative expenses decreased primarily due to $178,000 of lower Medisoft expenses, which included fiscal 2015 infrastructure investment and consulting costs, partially offset by increased Medical Graphics general and administrative expenses of $29,000.

Research and Development

Research and development expenses were $665,000, or 6.7% of revenue in the fiscal third quarter, down from $694,000, or 7.5% of revenue in last year’s third quarter. This decrease is primarily due to $39,000 of lower Medical Graphics personnel and consulting costs, partially offset by increased project costs of $19,000. Internal software development costs capitalized totaled $203,000 and $179,000 in the three months ended July 31, 2016 and 2015, respectively. Although research and development expenses decreased year over year, Medical Graphics remains dedicated to developing new products and improving its existing products.

Amortization of Intangibles

Amortization of acquired Medisoft intangibles was $50,000 and $48,000 for the three months ended July 31, 2016 and 2015, respectively. Amortization of patent costs was $9,000 and $7,000 for the three months ended July 31, 2016 and 2015, respectively.

The amortization of software development assets consisted of $270,000 and $306,000 for the three months ended July 31, 2016 and 2015, respectively, and is included in the cost of equipment revenues due to the direct relationship to equipment units sold. The fiscal 2016 and 2015 third quarters' amortization included $245,000 and $266,000, respectively, for projects that were determined to be fully impaired, in these quarters. The Company expects the level of future amortization expense related to capitalized software development costs to increase as the Company releases to the market current projects under development.

The annual evaluation of recorded goodwill value will be performed as of September 30, 2016.  The Company currently does not believe that there has been any impairment of the recorded value. However, a formal review could potentially reveal some level of impairment at that time.

Provision for Taxes

The Company has recorded a provision for (benefit from) income taxes of $273,000 and $(3,115,000) for the three months ended July 31, 2016 and 2015, respectively. The Company records its interim provision for income taxes based on its estimated worldwide annual effective rate for the year.  In computing this provision, the Company excluded the MGC Diagnostics Belgium S.P.R.L. and Medisoft RAM Italia SRL net losses of $40,000, because it cannot currently recognize a tax benefit due to future expected losses and a resulting valuation allowance related to these losses. As a result, the $273,000 tax expense for the quarter resulted in an effective rate for the quarter of approximately 51.2%.

Comparatively, the Company's $3,115,000 tax benefit for the three months ended July 31, 2015 resulted primarily from a Medical Graphics non-cash income tax benefit due to the partial reversal of the valuation allowance on deferred tax assets primarily related to its net operating loss carryforwards. The reversal resulted from the Company's determination that it was more-likely-than not that it would be able to realize a portion of its deferred tax assets in the future. Deferred tax assets reflected in the July 31, 2016 and October 31, 2015 balance sheet relate primarily to Medical Graphics.

The provision for income taxes for the three months ended July 31, 2015, included a benefit of $37,000 from deferred taxes resulting from the benefit of a net operating loss and the reversals of deferred tax liabilities attributed to its Medisoft operations in Belgium.

The provision for income taxes for each year includes United States federal alternative minimum tax expense, state and foreign income tax expense and expense related to reserves for uncertain tax positions.

Interest Expense

Interest expense for the three months ended July 31, 2016 includes $48,000 of accelerated amortization of deferred financing costs in connection with the early payoff of long term debt agreements, together with cash costs to the point of the prepayment. Future interest cost will be limited to only the Medisoft non-bank related charges, given the payoff of the term loan on June 14, 2016.

Foreign Exchange

During the three months ended July 31, 2016 and 2015, changes in the value of the Euro expressed in US dollars resulted in $193,000 and $50,000 of foreign currency losses, primarily due to the changes in value of the intercompany Euro-denominated note used to partially finance the acquisition of Medisoft.

Nine Month Comparison of Operations

The following paragraphs discuss the Company’s performance for the nine months ended July 31, 2016 and 2015.

Revenues

Total revenues for the nine months ended July 31, 2016 increased 6.1% compared to the same period in fiscal 2015. Medical Graphics revenue increased 7.0% for the nine months ended July 31, 2016, with domestic revenue increasing by 13.5% to $21.3 million and international revenue decreasing 22.6% to $3.2 million. Medisoft revenue remained flat at $4.1 million.

Domestic service revenues, which are entirely attributed to Medical Graphics, increased 3.0% to $5.2 million, compared to the same period last year.

Revenues from competitive conversions were $3.9 million in the fiscal 2016 nine-month period compared to $1.5 million in the same period of the prior year. The Attachment Rate, which reflects the percentage of Extended Service Contracts that were sold during customer equipment purchases, was 28% for the first nine months of fiscal 2016 compared to the fiscal 2015 overall average rate of 32%.

International equipment, supplies and accessories revenues decreased 12.7% to $6.8 million, compared to $7.8 million for the fiscal 2015 period due to weaker demand in the Europe/Middle East/Africa, Latin America and Canada regions partially offset by the effects of the weakened US dollar. Medisoft’s international revenue decreased 1.7% to $3.7 million for the period.

Gross Margin

Gross margin of 52.7% in the nine months ended July 31, 2016 includes gross margin for Medical Graphics of 55.0% and Medisoft gross margin of 38.9%, compared to gross margin of 51.3% for the same period last year (54.2% for Medical Graphics and 34.7% for Medisoft). The lower Medisoft gross margin is due primarily to Medisoft’s reliance on a sales model under which product gross margin is shared with distribution partners, that operate in price sensitive markets. In addition, Medisoft’s lower selling volume does not enable it to achieve similar inventory purchasing efficiencies to those that Medical Graphics achieves. Gross margin for equipment, supplies and accessories was 48.9% for the first nine months (51.0% for Medical Graphics and 38.9% for Medisoft), compared to 47.0% in the prior year (49.8% for Medical Graphics and 34.7% for Medisoft). Gross margin for services was 69.8% in fiscal 2016, compared to 69.9% for the prior year comparable period.

Selling and Marketing

Sales and marketing expenses were $7.5 million, or 26.2% of revenue, compared to $6.4 million, or 23.6% of revenue in the fiscal 2015 nine months. This increase included a Medisoft sales and marketing expense increase of $315,000 and $819,000 of increased sales and marketing expenses for Medical Graphics, including $477,000 of variable selling costs increases due to higher revenue and increases of $178,000, $231,000, and $38,000 in consulting, telemarketing and personnel expenses, including incentives, costs, respectively, partially offset by savings of $105,000 on marketing convention costs.

General and Administrative

General and administrative expenses totaled $4.5 million, or 15.9% of revenue, compared to $4.3 million, or 16.0% of revenue for last year. This increase is primarily due to increased Medical Graphics general and administrative expenses of $892,000. Medical Graphics expense increases included litigation settlement costs of $654,000 related to a settlement agreement completed in June 2016 with NeuroVirtual, personnel cost increases of $150,000, increased legal costs of $58,000 and board expenses of $45,000, partially offset by $678,000 of lower Medisoft expenses, which included infrastructure investment and consulting costs in fiscal 2015.

Research and Development

Research and development expenses were $2.0 million, or 7.1% of revenue in fiscal 2016, down from $2.2 million, or 8.3% of revenue in last year’s comparable period. This decrease is primarily due to lower Medical Graphics research and development project material costs totaling $206,000, partially offset by lower personnel and consulting costs. Internal software development costs capitalized totaled $569,000 and $531,000 in the nine months ended July 31, 2016 and 2015, respectively. Although research and development expenses decreased year over year, Medical Graphics remains focused on developing new products and improving existing products.

Amortization of Intangibles

Amortization of acquired Medisoft intangibles was $148,000 and $147,000 for the nine months ended July 31, 2016 and 2015, respectively. Amortization of patent costs was $29,000 and $20,000 for the nine months ended July 31, 2016 and 2015, respectively.

The amortization of software development assets consisted of $307,000 and $367,000 for the nine months ended July 31, 2016 and 2015, respectively, and is included in the cost of equipment revenues due to the direct relationship to equipment units sold. Fiscal 2016 and 2015 amortization included $245,000 and $266,000, respectively, for projects that were determined to be fully impaired as of July 31 of each year. The Company expects the level of future amortization expense related to capitalized software development costs to increase as the Company releases to the market current projects under development.

The Company will perform its annual evaluation of recorded goodwill value as of September 30, 2016.  Although the Company currently does not believe that recorded value is impaired, a formal review could potentially reveal some level of impairment at that time.

Provision for Taxes

The Company has recorded a provision for (benefit from) income taxes of $460,000 and $(3,399,000) for the nine months ended July 31, 2016 and 2015, respectively. The Company records its interim provision for income taxes based on our estimated worldwide annual effective rate for the year, excluding the MGC Diagnostics Belgium S.P.R.L. and Medisoft RAM Italia SRL net losses for the period of $219,000, for which no tax benefit can be recognized due to future expected losses and a resulting valuation allowance related to these losses. As a result, the $460,000 tax expense for the nine months ended July 31,2016 resulted in an effective rate of approximately 60.4%.  As the Company reports in its Consolidated Statement of Cash Flows, $412,000 of the $460,000 provision for taxes is a non-cash expense from the utilization of our deferred tax assets.  At July 31, 2016, we had remaining net deferred tax assets of $2.9 million.

The provisions for income taxes for 2016 include federal alternative minimum tax expense, state and foreign income tax expense and expense related to reserves for uncertain tax positions. Comparatively, the provision for income taxes for the nine months ended July 31, 2015, included deferred tax benefits related to Medisoft current net operating loss and the reversals of deferred tax liabilities from the Medisoft acquisition and a $3.1 million tax benefit for the U.S., due to the partial reversal of the valuation allowance for domestic deferred tax assets as of the fiscal 2015 third quarter end.

Interest Expense

The interest expense for the nine months ended July 31, 2016 included $58,000 of amortization of deferred financing costs (of which $48,000 relate to accelerated amortization upon the early payoff of long term debt agreements). Medisoft non-bank related charges decreased as well during the period. Future interest costs will be limited to only the Medisoft non-bank related charges, given the payoff of the term loan on June 14, 2016.

Foreign Exchange

During the nine months ended July 31, 2016 and 2015, changes in the value of the Euro expressed in US dollars resulted in $114,000 and $(958,000) of foreign currency gains (losses), due to the changes in value of the intercompany Euro-denominated note used to partially finance the acquisition of Medisoft. In addition, we also incurred a non-cash, foreign currency translation loss of $9,000 and $122,000 for the nine months ended July 31, 2016 and 2015, respectively, pertaining to the net asset position for assets and liabilities of Medisoft, which is included in the consolidated balance sheet as accumulated other comprehensive loss, and in the consolidated statements of comprehensive income as other comprehensive loss.

Liquidity and Capital Resources

The Company has financed its working capital and liquidity needs over the last several years through revenue generated by the operations of its wholly-owned Medical Graphics Corporation subsidiary.

As of July 31, 2016, the Company had cash of $5.8 million and working capital of $11.3 million. During the nine months ended July 31, 2016, the Company generated $2,856,000 in cash from operating activities, with $1,903,000 provided by operations before changes in working capital items. The $460,000 provision for taxes includes $412,000 of non-cash expenses from utilization of our deferred tax assets. Accounts receivable decreased $950,000, while day sales outstanding (“DSO”), which measures how quickly receivables are collected, decreased 5 days to 59 days compared to October 31, 2015. Inventory increased by $173,000, as days of inventory on hand increased 17 days to 138 days compared to October 31, 2015. Accounts payable decreased by $297,000. Deferred income increased by $966,000 due primarily to an increase in sales of extended service agreements.

During the nine months ended July 31, 2016, the Company used $697,000 in cash to purchase property, equipment and intangible assets. The Company has no material commitments for capital expenditures for the remainder of fiscal 2016. The Company’s fiscal 2016 operating plans include additional costs to develop the Company’s next-generation software platform, including expensed development efforts and capitalized software development costs.

The Company used cash of $2,930,000 during the nine months ended July 31, 2016 in financing activities, primarily resulting from loan payments of $3,000,000. In addition, the Company received $97,000 from share issuances under its employee stock purchase plan, partially offset by $27,000 of amounts paid for share withholding to support statutory minimum income tax withholding requirements on vesting restricted share arrangements.

On July 24, 2014, the Company entered into a credit agreement (“Agreement”) with BMO Harris Bank NA. The Agreement, as amended, included a $4.0 million term loan and a $250,000 revolving credit facility, which could also be used for the issuance of standby and commercial letters of credit. The term loan, which bore interest at a floating rate, was payable in equal monthly principal installments of $66,667 over the five-year period commencing August 31, 2014. The revolving credit facility had a one-year term expiring on July 31, 2016. On June 14, 2016, the Company paid off the remaining balance of the term loan and terminated the revolving credit facility.

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

•	our ability to sell our forced oscillation technique (“FOT”) product in the United States and world-wide;

•	our ability to successfully resolve pending litigation with the Medisoft selling shareholders;

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

•	our ability to achieve constant margins for our products and consistent and predictable operating expenses;

•	our ability to expand our international revenue through our Medical Graphics and Medisoft distribution partners as well as increased Medisoft direct sales in France and Belgium;

•	our ability to successfully defend ourselves from product liability claims;

•	our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future;

•	our ability to realize our existing deferred tax assets in domestic and foreign jurisdictions;

•	our ability to successfully expand into adjunct non-core product business lines in the future without exposing ourselves to significant risk through significant inventory or purchase obligations;

•	our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; and

•	our dependence on third-party vendors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our August 1, 2014 acquisition of Medisoft SA and its subsidiaries introduced considerably more exposure to currency fluctuations, which are reflected in the fiscal 2015 and 2016 losses and gains for the Euro-denominated intercompany instruments that are not regarded as permanent funding. The exposure to currency fluctuations on the remaining net assets of the acquired entities is reflected in accumulated other comprehensive loss in the consolidated balance sheet. A lower US Dollar/Euro conversion rate developed since the July 2014 funding of intra-company loans to our Belgian holding company for the acquisition of Medisoft. Further US Dollar/Euro rate reductions or increases will result in an effect on the Company’s financial statements in amounts that could be material to our consolidated financial position, results of operations and cash flows.

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

(b) Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

MGC Diagnostics Corporation v. Mr. Guy Martinot and Dr. Jean-Benoît Martinot

In November 2015, the Company commenced litigation in the French-speaking courts of Brussels, Belgium against the selling shareholders of Medisoft for violations of representations and warranties in the stock purchase agreement dated as of July 10, 2014 under which the Company purchased Medisoft. The Company alleged that these violations resulted in Company damages of approximately €985,400 ($1,084,000). In May 2015, the Company received payment of €406,700 ($447,000) with respect to these alleged violations pursuant to a bank-guaranteed contractual escrow fund and has reflected that payment on its books and records. On May 30, 2016, the defendant selling shareholders filed an answer and asserted a counterclaim against the Company seeking to recover the €406,700 that was paid to the Company in May 2015 and legal costs. The Company continues to believe the Medisoft selling shareholders are liable to it for violations of representations and warranties in the stock purchase agreement and intends to continue to pursue this matter. The Company has not accrued any losses related to the litigation or accrued any related legal costs it has not yet incurred. The Company currently expects that this litigation process may continue until the fall of 2017.

NeuroVirtual USA, Inc. v. MGC Diagnostics Corporation

The Company was also involved in litigation with NeuroVirtual USA, Inc. that it settled in June 2016.  The Company reported this settlement in the Form 10-Q for the quarter ended April 30, 2016.

Item 1A. Risk Factors.

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2015. We believe there have been no material changes to the risk factors disclosed in that Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company entered into a consulting arrangement with a third-party consulting entity effective January 1, 2016.  Under the agreement, the Company agreed to issue $2,500 of the third party's monthly fee in shares of MGCD stock.  The exact number of shares to be issued is determined by the closing price of MGCD stock at the end of each quarter.  Pursuant to this agreement, MGCD agreed to issue 364 shares with an aggregate value of $2,500 for the quarter ended January 31, 2016, 1,386 shares with an aggregate value of $7,500 for the quarter ended April 30, 2016, and 1,119 shares with an aggregate value of $7,500 for the quarter ended July 31, 2016.  The third party consulting entity is an accredited investor as defined in Rule 501 of Regulation D.  The Company believes the issuance of the shares to this entity is exempt under Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. §1350.

101*

The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements and (vi) document and entity information.

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

MGC DIAGNOSTICS CORPORATION
(Registrant)

September 14, 2016	By:	/s/ Todd M. Austin
Todd M. Austin
Chief Executive Officer

September 14, 2016	By:	/s/ Wesley W. Winnekins
Wesley W. Winnekins
Chief Financial Officer