Form 10-Q
period 2017-01-31
MGC DIAGNOSTICS Corp
filed 2017-03-15
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended January 31, 2017.

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

As of March 6, 2017, the Company had outstanding 4,409,924 shares of Common Stock, $0.10 par value.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2017 and October 31, 2016

(In thousands, except share and per share data)

	January 31,	October 31,
	2017	2016
	(Unaudited)
Assets
Current Assets:
Cash	$7,782	$7,265
Accounts receivable, net of allowance for doubtful accounts of $122 and $92, respectively	6,438	8,286
Inventories, net of obsolescence reserve of $1,258 and $1,281, respectively	5,479	4,916
Prepaid expenses and other current assets	495	586
Total current assets	20,194	21,053
Property and equipment, net of accumulated depreciation of $4,865 and $4,754, respectively	2,565	2,632
Intangible assets, net	4,280	4,211
Deferred income taxes	2,643	2,643
Other non-current assets	94	139
Total Assets	$29,776	$30,678
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$2,352	$2,876
Dividend payable	3,086	—
Employee compensation	1,374	1,550
Deferred income	4,094	4,007
Other current liabilities and accrued expenses	835	948
Total current liabilities	11,741	9,381
Long-term liabilities:
Long-term deferred income and other	4,148	4,374
Total Liabilities	15,889	13,755
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,387,643 and 4,378,811 shares issued and 4,344,146 and 4,337,314 shares outstanding in 2017 and 2016, respectively	434	434
Undesignated shares, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	21,976	24,859
Accumulated deficit	(8,369)	(8,129)
Accumulated other comprehensive loss	(154)	(241)
Total Shareholders’ Equity	13,887	16,923
Total Liabilities and Shareholders’ Equity	$29,776	$30,678

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(Unaudited in thousands, except per share data)

	Three Months ended
	January 31,
	2017	2016
Revenues
Equipment, supplies and accessories revenues	$6,892	$7,401
Service revenues	1,848	1,850
	8,740	9,251
Cost of revenues
Cost of equipment, supplies and accessories revenues	3,725	3,800
Cost of service revenues	586	574
	4,311	4,374
Gross margin	4,429	4,877
Operating expenses:
Selling and marketing	2,330	2,501
General and administrative	1,530	1,412
Research and development	590	673
Amortization of intangibles	42	58
	4,492	4,644
Operating (loss) income	(63)	233
Interest expense, net	—	66
Foreign currency loss	176	109
(Loss) income before taxes	(239)	58
Provision for taxes	1	62
Net loss	(240)	(4)
Other comprehensive income (loss), net of tax
Effect of foreign currency translation adjustments	87	(3)
Comprehensive loss	$(153)	$(7)
Loss per share:
Basic	$(0.06)	$—
Diluted	$(0.06)	$—
Weighted average common shares outstanding:
Basic	4,341	4,280
Diluted	4,341	4,280
Dividends declared per share	$0.70	$—

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited in thousands, except per share data)

	Three Months ended January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(240)	$(4)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	117	103
Amortization	75	74
Stock-based compensation	174	144
Deferred income taxes	(4)	62
Loss on foreign currency	167	108
Increase (decrease) in allowance for doubtful accounts	30	(5)
Decrease in inventory obsolescence reserve	(44)	(8)
Loss on disposal of equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	1,794	(176)
Inventories	(505)	(233)
Prepaid expenses and other current assets	104	547
Accounts payable	(514)	336
Employee compensation	(169)	(613)
Deferred income	(118)	(25)
Other current liabilities and accrued expenses	(126)	27
Net cash provided by operating activities	741	339

Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(251)	(207)
Net cash used in investing activities	(251)	(207)

Cash flows from financing activities:
Payment of long-term borrowing	—	(133)
Proceeds from issuance of common stock under employee stock purchase plan	30	50
Repurchase of common stock upon vesting of restricted stock awards	—	(2)
Net cash provided by (used in) financing activities	30	(85)
Effect of exchange rate changes on cash	(3)	(13)
Net increase in cash	517	34
Cash at beginning of period	7,265	6,553
Cash at end of period	$7,782	$6,587

Cash paid for taxes	$133	$98
Cash paid for interest	—	37
Supplemental non-cash items:
Accrued dividends	$3,087	$—

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

The consolidated balance sheet as of January 31, 2017, the consolidated statements of comprehensive loss for the three months ended January 31, 2017 and 2016, the consolidated statements of cash flows for the three months ended January 31, 2017 and 2016 and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2016 was derived from the audited consolidated financial statements as of that date. Operating results for the three months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the year ending October 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended October 31, 2016.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from one to five years beginning after the expiration of the standard warranty. Deferred income associated with service contracts was $7,259,000 and $7,551,000 as of January 31, 2017 and October 31, 2016, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $503,000 and $533,000 as of January 31, 2017 and October 31, 2016, respectively.

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

No customer accounted for more than 10% of revenue in either of the three-month periods ended January 31, 2017 or 2016.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers were $353,000 and $151,000 as of January 31, 2017 and October 31, 2016, respectively. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

Internal Software Development Costs

Internal software development costs consist primarily of internal salaries and consulting fees for developing software platforms for sale to or use by customers within equipment the Company sells. We capitalize costs related to the development of our software products because the Company will use these software products as an integral part of a product or process sold or leased. This software is primarily related to our Breeze Suite and Ascent platform, including underlying support products. Capitalized software may also include other less significant projects supporting software for separate sale or for internal use.

We begin to capitalize costs related to software developed for new products and significant enhancements of existing products once we reach technological feasibility and we have completed all research and development for the components of the product. We amortize these costs on a straight-line basis over the estimated useful life of the related product, generally five, but not more than ten years, commencing with the date the product becomes available for general release to our customers. We amortize costs for internal use software over the expected use periods of the software (See Note 5). The achievement of technological feasibility and the estimate of a product’s economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized software asset and a charge to our operating results.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, Income Taxes. The Company recognizes deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. Each quarter, the Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income. The analysis to determine the amount of the valuation allowance is highly judgmental and requires weighing positive and negative evidence including historical and projected future taxable income and ongoing tax planning strategies. See Note 9 to the consolidated financial statements, “Income Taxes,” for further discussion.

Reclassification

Certain prior year Medisoft service revenues and costs of service revenues amounts have been reclassified to conform with current year classifications. There was no impact on the consolidated balance sheet, the consolidated comprehensive loss reported or the consolidated statement of cash flows as a result of these reclassifications.

New Accounting Pronouncements

Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, Revenue Recognition, and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles to a concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between United States practices and those of the rest of the world and enhance disclosures related to disaggregated revenue information. In August 2015, the FASB deferred the effective date of the new guidance by one year, with the updated guidance now effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The FASB has issued ASU 2016-10 and ASU 2016-12 that are also related to ASC 606. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2019. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory, which will apply to all inventory, except inventory that is measured using either last-in, first-out (LIFO) or the retail inventory method. Inventory measured using either first-in, first-out (FIFO) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases to increase transparency and comparability among organizations by recognizing all lease transactions with an initial term longer than twelve months on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted, and requires a modified retrospective transition method upon adoption. The Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements.

(3)           Shareholders' Equity

The MGC Diagnostics Corporation 2007 Stock Incentive Plan (the “2007 Plan”) provides that incentive stock options and nonqualified stock options to purchase shares of common stock may be granted at prices determined by the Human Capital Committee of the Company's Board of Directors, except that the purchase price of incentive stock options may not be less than the fair market value of the stock at the date of grant. Options under the 2007 Plan are subject to vesting schedules established on the date of grant. In addition, the 2007 Plan allows the granting of restricted stock awards, stock appreciation rights and performance stock.

Total stock-based compensation expense included in the Company’s statements of comprehensive loss was $174,000 and $144,000 for the three months ended January 31, 2017 and 2016, respectively.

Stock Options

A summary of the Company’s stock option activity for the three months ended January 31, 2017 and 2016 is presented in the following table:

	For the Three Months ended
	January 31, 2017		January 31, 2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	371,733	$6.64	177,900	$6.48
Granted	20,000	7.52	25,305	6.62
Outstanding at end of period	391,733	$6.69	203,205	$6.48

The following table summarizes information concerning stock options outstanding as of January 31, 2017:

		Weighted
		Average
		Remaining	Number
	Number	Contractual	Subject to
Exercise Prices	Outstanding	Life	Exercise
$5.65	10,000	6.19	—
5.99	20,000	2.31	20,000
6.07	150,000	5.32	50,001
6.63	11,000	5.85	3,663
6.76	4,900	5.78	4,900
6.77	33,333	2.00	33,333
7.05	120,000	6.61	—
7.52	20,000	6.87	—
9.12	22,500	4.33	14,999
Total	391,733	5.34	126,896

The total intrinsic values for outstanding options and exercisable options as of January 31, 2017 were $823,000 and $275,000, respectively, calculated using the closing stock price at the end of the first quarter less the option price of in-the-money options. The Company issues new shares when stock options are exercised. Unrecognized compensation expense related to outstanding stock options as of January 31, 2017 was $678,000 and is expected to be recognized over a weighted average period of 1.84 years.

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. In determining the fair value of stock options under the Black-Scholes model, management must make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The expense recognized for options granted under the 2007 Plan is equal to the fair value of stock options as of the grant date. The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model for stock option grants made during the three months ended January 31, 2017:

Options Granted
December 15, 2016
Weighted average fair value of options granted	$3.48
Assumptions used:
Expected life (years)	7.00
Risk-free interest rate	1.90%
Volatility	42.45%
Dividend Yield	—%

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended January 31, 2017 and 2016 is presented in the following table:

	For the Three Months ended
	January 31, 2017		January 31, 2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	41,497	$6.59	49,993	$7.61
Granted	2,000	7.57	—	—
Vested	—	—	(666)	5.80
Unvested at end of period	43,497	$6.64	49,327	$7.63

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of January 31, 2017 was $71,000 and is expected to be recognized over a weighted average period of 0.92 years.

Director Stock Awards in Lieu of Cash Retainer Fees

The Company has a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their quarterly cash retainer fees. During the three months ended January 31, 2017 and 2016, the Company issued 1,489 and 1,703 shares, respectively, under this program. The expense was recognized at the time of share issuance and totaled $11,000 in each of the three months ended January 31, 2017 and 2016.

Employee Stock Purchase Plan

The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended (“Purchase Plan”), allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to eligibility requirements. Under the Purchase Plan, participating employees may purchase the Company’s common stock on a voluntary after-tax basis at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase phase. The Purchase Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2016, employees purchased 5,343 shares at a price of $5.54 per share. As of January 31, 2017, the Company has withheld approximately $5,000 from employees participating in the phase that began on January 1, 2017. As of January 31, 2017, 44,010 shares of common stock were available for future purchase under the Purchase Plan.

The following table presents the classification of pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive loss for the three months ended January 31, 2017 and 2016:

	Three Months ended January 31,
(In thousands)	2017	2016
Cost of revenues	$1	$1
Selling and marketing	38	29
General and administrative	133	112
Research and development	2	2
Stock-based compensation expense	$174	$144

Tax Impact of Stock-Based Compensation

The Company reports the benefit of tax deductions in excess of recognized stock-based compensation expense on the consolidated statements of cash flows as operating cash flows. For the three months ended January 31, 2017 and 2016, there were no excess tax benefits recognized.

Dividend

On January 25, 2017, the Company declared a special cash dividend of $0.70 per share on its outstanding common stock to all shareholders of record as of February 10, 2017. The dividend was paid on February 24, 2017.

(4)          Inventories

Inventories consisted of the following as of January 31, 2017 and October 31, 2016:

(In thousands)	2017	2016
Current Assets:
Raw materials	$3,001	$2,936
Work-in-process	1,228	827
Finished goods	1,250	1,153
	5,479	4,916
Non-current Assets:
Finished goods	86	115
	$5,565	$5,031

(5)          Intangible Assets

Intangible assets consisted of the following as of January 31, 2017 and October 31, 2016:

(In thousands)	2017	2016
Intangible assets:
Developed technology	$7,783	$7,802
Customer and distributor relationships	365	373
Trademarks and trade names	250	254
Software	891	849
Capitalized software in progress	2,959	2,841
	12,248	12,119
Less: accumulated amortization	(7,968)	(7,908)
	$4,280	$4,211

The Company amortizes the intangible assets related to developed technology, patents and trademarks using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Total amortization expense was $75,000 and $70,000 for the three months ended January 31, 2017 and 2016, respectively. Of the total, amortization expenses of $33,000 and $12,000 related to software costs are included in the cost of equipment, supplies and accessories revenues for the three months ended January 31, 2017 and 2016, respectively. The Company estimates it will incur the following amortization expense in future fiscal years based on the intangible assets the Company expects to have placed in service at the end of fiscal 2017:

(In thousands)	Amortization
Nine months ending October 31, 2017	$289
2018	560
2019	519
2020	493
2021	429
2022	362
Thereafter	1,382
$4,034

This table does not include estimated amortization expense of $86,000 for patents included in “Developed technology,” or of $160,000 for capitalized software costs the Company expects to place into service after the current fiscal year. The Company capitalized software development costs of $159,000 and $170,000 during the three months ended January 31, 2017 and 2016, respectively. Upon completion of these development projects, the Company expects to amortize the capitalized software costs over a ten year period.

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

Warranty provisions and claims for the three months ended January 31, 2017 and 2016 were as follows:

(In thousands)	2017	2016
Balance, beginning of period	$151	$147
Warranty provision based on units sold	47	71
Periodic reserve adjustments	(20)	12
Warranty claims	(56)	(68)
Balance, end of period	$122	$162

(7)          Financing Arrangements

On July 24, 2014, the Company entered into a credit agreement with BMO Harris Bank NA. The Agreement, as amended, included a $4.0 million term loan and a $250,000 revolving credit facility. The term loan, which bore interest at a floating rate, was payable in equal monthly principal installments of $66,667 over a five-year period commencing August 31, 2014 and was evidenced by a term note. The Company borrowed the $4.0 million under the term loan on July 24, 2014 and used these proceeds in connection with its August 1, 2014 acquisition of Medisoft SA. On June 14, 2016, the Company paid off the remaining balance of the term loan and terminated the revolving credit facility.

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

 The Company had unexpired options and warrants for the purchase of its common stock and unvested restricted awards as of January 31, 2017 and 2016 of 603,572 and 420,874 shares, respectively.

Shares used in the net income per share computations are as follows:

	Three Months ended January 31,
(In thousands)	2017	2016
Weighted average common shares outstanding - basic	4,341	4,280
Dilutive effect of stock options, warrants and unvested restricted shares	—	—
Weighted average common shares outstanding - diluted	4,341	4,280

As a result of the net loss for the three months ended January 31, 2017 and 2016, all outstanding warrants, stock options and unvested restricted stock shares were considered anti-dilutive and, therefore, were excluded from diluted loss per share for each period.

(9)         Income Taxes

The Company has recorded a provision for income taxes of $1,000 and $62,000 for the three months ended January 31, 2017 and 2016, respectively. The decrease in income tax expense for the fiscal 2017 period was due to tax benefits for the domestic pre-tax book loss incurred offset by tax expense related to the foreign activities. The Company records its interim provision for income taxes based on its estimated worldwide annual effective rate for the year.  The Company excluded MGC Diagnostics Belgium S.P.R.L. net losses of $94,000 and $88,000 for the three-month periods ended January 31, 2017 and 2016, respectively, and Medisoft net loss of $64,000 for the three-month period ended January 31, 2017, for which no tax benefit can be recognized due to expected future losses; the Company has established a valuation allowance related to these losses. As such, the $1,000 fiscal 2017 first quarter tax expense and the $62,000 fiscal 2016 first quarter tax expense compared to the world wide consolidated pre-tax (loss) income of $(239,000) and $58,000, respectively, (which includes the foreign entity net losses) results in an effective rate of approximately (0.4)% and 106.9%, respectively.

For the three months ended January 31, 2017, the Company recorded a domestic income tax benefit of $37,000 based on an estimated U.S. annual effective tax rate of 45.3%.  The differences from the federal statutory rate result from the effects of anticipated federal alternative minimum tax whose available AMT credit cannot be offset due to the partial valuation allowance currently in place, state taxes expected to be paid and permanent differences whose effects are to increase the effective rate, including non-deductible meals and entertainment expenses, stock-based compensation expenses related to incentive stock options and restricted stock awards and expense related to reserves for uncertain tax positions. This domestic benefit is offset by tax expense of $38,000 from the reduction of deferred tax assets for Medisoft Belgium.

The $62,000 provision for 2016 income taxes includes federal alternative minimum tax expense, state and foreign income tax expense and expense related to reserves for uncertain tax positions expected for 2016 and included in the projected effective rate.

As of January 31, 2017, the Company had a reserve for uncertain tax positions of $93,000 compared to the October 31, 2016 balance of $92,000. If recognized, approximately $59,000 of these benefits would lower the effective tax rate. The remaining $34,000, if recognized, would result in a deferred tax asset subject to a valuation allowance and therefore would not affect the effective rate.

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

The Company files a consolidated federal income tax return in the United States federal jurisdiction and files various combined and separate tax returns in several state and local jurisdictions. For United States federal tax, the Company is no longer subject to examinations by the authorities for fiscal years ending prior to November 1, 1998. The expiration dates of the statute of limitations related to the various state income tax returns vary by state. There is no statute of limitations for assessments related to jurisdictions where the Company may have a nexus but has chosen not to file an income tax return.

The Company has federal net operating loss (“NOL”) and general business tax credit carry forwards; however, the utilization of some of these tax loss and tax credit carry forwards is limited under Internal Revenue Code (“IRC”) §382 and §383, respectively, as a result of an IRS-deemed change in ownership that occurred in the fourth quarter of fiscal 2006. The Company’s estimated domestic NOL carry forwards of $6.5 million that are not limited as of October 31, 2016 include $2.8 million of income tax deductions in excess of previously recorded tax benefits. The tax benefit of these excess deductions was added to deferred tax assets as of October 31, 2016 as a result of the adoption of ASU 2016-09 retroactively to November 1, 2015; however the additional benefit was offset by an equivalent increase to the valuation allowance for domestic net deferred tax assets. These loss carry forwards will expire in years 2018 through 2032. Additionally, the Company has general business credit carry forwards of $461,000 that will expire in 2033. Use of this general business credit carry forward is not limited because it was generated after the change in ownership. The Company also has $266,000 of alternative minimum tax credit carry forwards that do not have expiration dates. The alternative minimum tax credit carry forwards are limited by IRC §383, but their ultimate use is not affected since these do not expire. In addition, as of October 31, 2016, the Company has foreign NOL carry forwards of approximately $4.8 million. Foreign NOL expiration varies by country; however, a substantial portion of the foreign NOLs are in Belgium, and do not expire. As of October 31, 2016, the Company had a remaining valuation allowances for domestic and international entities of approximately $1,951,000 and $772,000, respectively.

(10)       Segment Reporting

The Company operates in a single industry segment, the manufacture and sale of cardiorespiratory diagnostic products. The Company sells its products into many countries throughout the world. Net sales and long-lived assets by geographic area are shown in the following tables.

	Three Months ended January 31,
(In thousands)	2017	2016
Revenues from unaffiliated customers:
United States	$6,295	$7,000
Americas	432	181
Europe, Middle East, Africa	1,557	1,572
Asia Pacific	456	498
	$8,740	$9,251

	January 31, 2017	October 31, 2016
Long-lived assets:
United States	$6,958	$6,829
Europe	2,624	2,796
	$9,582	$9,625

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

Neurovirtual USA, Inc. v. MGC Diagnostics Corporation

The Company was also involved in litigation with Neurovirtual USA that it settled in June 2016.  In that settlement the Company made a one-time cash payment of $650,000 to Neurovirtual and each party agreed to dismiss with prejudice the lawsuit and all claims against the other party. As part of the settlement, the Company has retained Neurovirtual sleep diagnostics inventory that it purchased and Neurovirtual agreed to support this inventory pursuant to the distribution agreement. The Company has no continuing obligation to purchase additional Neurovirtual diagnostics products.

The Company recorded a loss of $650,000, which was included in general and administrative expense for the quarter ended April 30, 2016. For the quarter ended October 31, 2016, the Company recorded an impairment loss of $354,000 with respect to a portion of its sleep diagnostic inventory, which resulted from its ongoing analysis of projected unit sales in future periods. The Company continues to carry inventory and other noncurrent assets valued at $77,000 and $86,000, respectively, as of  January 31, 2017.

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

Total revenues for the 2017 first quarter decreased by 5.5% to $8.7 million, compared to $9.3 million in the same period in 2016. First quarter operating expenses were $4.5 million compared to $4.6 million in the prior year quarter. Net loss for the three months ended January 31, 2017 was $(240,000), or $(0.06) per diluted share, compared to net loss of $(4,000), or $(0.00) per diluted share, for the same period in 2016. Net loss for the three months ended January 31, 2017 and 2016 included foreign exchange losses of $176,000 and $109,000, respectively, which resulted from the weakening value of the Euro in relation to the U.S. dollar.

Results of Operations

The following table contains selected information from our consolidated statements of comprehensive loss, expressed as a percentage of revenue:

	Three Months ended January 31,
	2017	2016
Revenues	100.0%	100.0%
Cost of revenues	49.3	47.3
Gross margin	50.7	52.7
Operating Expenses
Selling and marketing expenses	26.7	27.0
General and administrative expenses	17.5	15.3
Research and development expenses	6.8	7.3
Amortization of intangibles	0.4	0.6
Total operating expenses	51.4	50.2
Operating (loss) income	(0.7)	2.5
Interest expense, net	—	0.7
Foreign currency loss	2.0	1.2
Provision for taxes	—	0.7
Net loss	(2.7)%	(0.1)%

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

Quarterly Comparison of Operations

The following paragraphs discuss the Company’s performance for the three months ended January 31, 2017 and 2016.

Revenues

Total revenues for the three months ended January 31, 2017 decreased 5.5% compared to the same period in fiscal 2016. Equipment, supplies and accessories revenue decreased 6.9% for the fiscal first quarter, with domestic revenue decreasing by 13.6% to $4.6 million and international revenue increasing by 9.8% to $2.3 million due to stronger demand in the Europe, Middle East and Asia markets.

Service revenue was $1.85 million for the 2017 and 2016 first quarters.

The Attachment Rate, which reflects the percentage of Extended Service Contracts that were sold during customer equipment purchases, was 29% for the fiscal 2017 and 2016 first quarter. Current and long-term deferred revenue at the end of the fiscal 2017 first quarter increased 2.2% to $8.1 million, compared to $6.7 million at the end of last year's first quarter. This increase is due to an increase in sales of long-term service agreements.

Revenues from competitive conversions were $0.6 million in the fiscal 2017 first quarter compared to $1.2 million in the same quarter of the prior year.

Sales backlog at the end of the first quarter totaled $1.7 million, compared to a backlog of $1.9 million at the end of last year’s first quarter. Of the total backlog for the 2017 first quarter, our domestic business contributed $1.44 million and our international business contributed $0.22 million. .

Gross Margin

Gross margin of 50.7% in the fiscal first quarter includes gross margin for domestic revenues of 52.5% and international gross margin of 45.9% compared to gross margin of 52.7% for last year's first quarter, with domestic gross margin of 56.2%  and international gross margin of 42.0%. The improved international gross margin is due primarily to Medisoft’s direct sales growth in Belgium and France. Gross margin for equipment, supplies and accessories was 46.0% for the quarter (46.1% for domestic and 45.7% for international), compared to 48.7% in the prior year’s quarter (51.5% for domestic and 41.5% for international). Service gross margin was 68.3% for the quarter (69.7% for domestic and 49.9% for international), compared to 69.0% for the prior year’s quarter (70.6% for domestic and 49.4% for international).

Selling and Marketing

Sales and marketing expenses were $2.3 million, or 26.7% of revenue, compared to $2.5 million, or 27.0% of revenue in the fiscal 2016 first quarter. This decrease is primarily due to decreases of $33,000 in personnel costs, $88,000 of variable selling costs and $50,000 of convention and demonstration expenses.

General and Administrative

General and administrative expenses totaled $1.5 million, or 17.5% of revenue, compared to $1.4 million, or 15.3% of revenue in the comparable quarter last year. This resulted primarily from increases of $87,000 in personnel headcount and incentive costs, $62,000 in legal, audit and investor relations fees and $43,000 for bad debt reserves, partially offset by a decrease of $68,000 in Medisoft expenses.

Research and Development

Research and development expenses were $590,000, or 6.8% of revenue in the fiscal first quarter, down from $673,000, or 7.3% of revenue in last year’s first quarter. This decrease is primarily due to $75,000 of lower Medical Graphics personnel and consulting costs. Although research and development expenses decreased year over year, Medical Graphics remains dedicated to developing new products and improving its existing products.

Amortization of Intangibles

Amortization of acquired Medisoft intangibles was $34,000 and $48,000 for the three months ended January 31, 2017 and 2016, respectively. Amortization of patent costs was $8,000 and $10,000 for the three months ended January 31, 2017 and 2016, respectively.

The amortization of software development assets was $33,000 and $12,000 for the three months ended January 31, 2017 and 2016, respectively, and is included in the cost of equipment revenues due to the direct relationship to equipment units sold. The Company expects the level of future amortization expense related to capitalized software development costs to increase as the Company releases its current projects under development.

Provision for Taxes

The Company has recorded a provision for income taxes of $1,000 and $62,000 for the three months ended January 31, 2017 and 2016, respectively. The decrease in income tax expense for the three-month period in fiscal 2017 was due to a tax benefit for domestic pre-tax book losses incurred offset by tax expense related to the foreign activities. The Company records its interim provision for income taxes based on its estimated worldwide annual effective rate for the year.  The Company excluded MGC Diagnostics Belgium S.P.R.L. net losses of $94,000 and $88,000 for the three-month periods ended January 31, 2017 and 2016, respectively, and Medisoft net loss of $64,000 for the three-month period ended January 31, 2017, for which no tax benefit can be recognized due to future expected losses; the Company has established a valuation allowance related to these losses. As such, the $1,000 fiscal 2017 tax expense and the $62,000 fiscal 2016 tax expense compared to the world wide consolidated pre-tax (loss) income of $(239,000) and $58,000, respectively, (which includes the foreign entity net losses) results in an effective rate of approximately (0.4)% and 106.9%, respectively.

For the three months ended January 31, 2017, the Company recorded a domestic income tax benefit of $37,000 based on an estimated U.S. annual effective tax rate of 45.3%.  The differences from the federal statutory rate result from the effects of anticipated federal alternative minimum tax whose available AMT credit cannot be offset due to the partial valuation allowance currently in place, state taxes expected to be paid and permanent differences whose effects are to increase the effective rate, including non-deductible meals and entertainment expenses, stock-based compensation expenses related to incentive stock options and restricted stock awards and expense related to reserves for uncertain tax positions. This domestic benefit is offset by tax expense of $38,000 from the reduction of deferred tax assets for Medisoft Belgium.

Interest Expense

The interest expense decrease is due to the June 2016 payoff of long-term debt and the reduction of non-bank related foreign charges.

Foreign Exchange

During the three months ended January 31, 2017 and 2016, changes in the value of the Euro expressed in US dollars resulted in $176,000 and $109,000 of foreign currency losses, primarily due to the changes in value of the $7.3 million intercompany Euro-denominated note used to partially finance the acquisition of Medisoft.  In addition, pertaining to the net asset position for assets and liabilities of Medisoft, we also incurred a non-cash foreign currency translation gain of $87,000, which is included in the consolidated balance sheets as accumulated other comprehensive income and in the consolidated statements of comprehensive loss as other comprehensive income.

Liquidity and Capital Resources

The Company has financed its working capital and liquidity needs over the last several years through revenue generated by the operations of its wholly-owned Medical Graphics Corporation subsidiary.

As of January 31, 2017, the Company had cash of $7.8 million and working capital of $8.5 million. During the three months ended January 31, 2017, the Company generated $741,000 in cash from operating activities, with $275,000 provided by operations before changes in working capital items. Accounts receivable decreased $1,794,000, while day sales outstanding (“DSO”), which measures how quickly receivables are collected, increased 1 day to 66 days compared to October 31, 2016. Inventory increased by $505,000, as days of inventory on hand increased 43 days to 113 days compared to October 31, 2016, which had benefited from higher fourth quarter revenues. Accounts payable decreased by $514,000, due to seasonality of sales. Employee compensation accruals as of January 31, 2017 were $169,000 lower than October 31, 2016 levels, reflecting the fiscal 2017 first quarter payments of sales commissions that had been accrued at fiscal year-end, partially offset by increased provisions for fiscal 2017 management incentive compensation and other regular period end fluctuations due to the timing of biweekly payrolls.

During the three months ended January 31, 2017, the Company used $251,000 in cash to purchase property, equipment and intangible assets. The Company has no material commitments for capital expenditures for the remainder of fiscal 2017. The Company’s fiscal 2017 operating plans include additional ongoing costs of approximately $700,000 to develop the Company’s next-generation software platform, including expensed development efforts and capitalized software development costs.

The Company's financing activities generated $30,000 in cash during the three months ended January 31, 2017, resulting from share issuances under its employee stock purchase plan.

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

On January 25, 2017, the Company declared a special cash dividend of $0.70 per share on its outstanding common stock. The dividend was paid on February 24, 2017 to holders of record as of February 10, 2017. The Company believes that its cash balance after payment of the dividend will be sufficient to fund its operations and working capital requirements and permit anticipated capital expenditures during the upcoming year.

Litigation

In November 2015, the Company commenced litigation in the French-speaking courts of Brussels, Belgium against the selling shareholders of Medisoft for violations of representations and warranties in the stock purchase agreement dated as of July 10, 2014 under which the Company purchased Medisoft. See "Legal Proceedings" in Part II, Item 1 of this Form 10-Q.

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

•

our ability to complete our product operating-software development initiatives, obtain regulatory clearance for this updated software and migrate our product operating platforms to a next-generation technology;

•	foreign-exchange-rate-fluctuation exposure resulting from the operation of our Medisoft SA subsidiary and our increasing future international operations;

•	our ability to remain as qualified providers for group purchasing organizations ensuring continued access to our markets;

•	uncertainty or changes in medical reimbursement requirements as a result of changes in government regulation of healthcare resulting from the new administration;

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

•

our ability to maintain our cost structure at a level that is appropriate to our near to mid-term revenue expectations, and that our cost structure will enable us to increase revenues and profitability as opportunities develop;

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

Additional information with respect to the risks and uncertainties faced by the Company may be found in, and the above discussion is qualified in its entirety by, the other risk factors that are described from time to time in the Company’s Securities and Exchange Commission reports, including the Annual Report on Form 10-K for the year ended October 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our August 1, 2014 acquisition of Medisoft SA and its subsidiaries introduced considerably more exposure to currency fluctuations, which are reflected in the fiscal 2016 and 2017 losses and gains for the Euro-denominated intercompany instruments that are not regarded as permanent funding. The exposure to currency fluctuations on the remaining net assets of the acquired entities is reflected in accumulated other comprehensive loss in the consolidated balance sheet. A lower US Dollar/Euro conversion rate developed since the July 2014 funding of intra-company loans to our Belgian holding company for the acquisition of Medisoft. Further US Dollar/Euro rate reductions or increases will result in an effect on the Company’s financial statements in amounts that could be material to our consolidated financial position, results of operations and cash flows.

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

Management, with the participation of the Company’s chief executive officer, Todd M. Austin, and chief financial officer, Wesley W. Winnekins, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation and because of the material weakness in internal control over financial reporting disclosed in our Annual Report on Form 10-K, management concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also not effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended October 31, 2106, we concluded that our internal control over financial reporting was not effective, and as a result, the three significant deficiencies that we identified, when evaluated in aggregate, resulted in a material weakness in internal controls.

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

During our 2017 fiscal quarter beginning February 1, 2017, we have begun to implement the following remediation plan to address the material weakness described above:

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

•	Establish structured training with sales and sales support personnel on existing Company corporate policies and procedures to manage and value all Company demonstration inventory.
•	Conduct a thorough review of demonstration inventory aging to ensure appropriate valuation reserves have been established.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls is also based in part upon specific assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to claims and lawsuits that have been filed in the ordinary course of business. From time to time, the Company brings suit against others to enforce patent rights or to collect debts in the ordinary course of business. The Company is not subject to any pending litigation except as set forth below.

MGC Diagnostics Corporation v. Mr. Guy Martinot and Dr. Jean-Benoit Martinot

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

Item 1A. Risk Factors.

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2016. We believe there have been no material changes to the risk factors disclosed in that Annual Report on Form 10-K.

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

101*

The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements and (vi) document and entity information.

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

MGC DIAGNOSTICS CORPORATION
(Registrant)

March 15, 2017	By:	/s/ Todd M. Austin
Todd M. Austin
Chief Executive Officer

March 15, 2017	By:	/s/ Wesley W. Winnekins
Wesley W. Winnekins
Chief Financial Officer

