Form 10-Q
period 2017-04-30
MGC DIAGNOSTICS Corp
filed 2017-06-13
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended April 30, 2017.

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐
Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of June 6, 2017, the Company had outstanding 4,440,134 shares of Common Stock, $0.10 par value.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2017 and October 31, 2016

(In thousands, except share and per share data)

	April 30,	October 31,
	2017	2016
	(Unaudited)
Assets
Current Assets:
Cash	$4,957	$7,265
Accounts receivable, net of allowance for doubtful accounts of $174 and $92, respectively	6,352	8,286
Inventories, net of obsolescence reserve of $1,293 and $1,281, respectively	5,034	4,916
Prepaid expenses and other current assets	537	586
Total current assets	16,880	21,053
Property and equipment, net of accumulated depreciation of $4,995 and $4,754, respectively	2,572	2,632
Intangible assets, net	4,406	4,211
Deferred income taxes	2,474	2,643
Other non-current assets	54	139
Total Assets	$26,386	$30,678
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,993	$2,876
Employee compensation	1,290	1,550
Deferred income	3,968	4,007
Other current liabilities and accrued expenses	911	948
Total current liabilities	8,162	9,381
Long-term liabilities:
Long-term deferred income and other	4,183	4,374
Total Liabilities	12,345	13,755
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,434,821 and 4,378,811 shares issued and 4,399,442 and 4,337,314 shares outstanding in 2017 and 2016, respectively	440	434
Undesignated shares, authorized 5,000,000 shares, No shares issued and outstanding	—	—
Additional paid-in capital	22,224	24,859
Accumulated deficit	(8,395)	(8,129)
Accumulated other comprehensive loss	(228)	(241)
Total Shareholders’ Equity	14,041	16,923
Total Liabilities and Shareholders’ Equity	$26,386	$30,678

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited in thousands, except per share data)

	Three Months ended		Six Months ended
	April 30,		April 30,
	2017	2016	2017	2016
Revenues
Equipment, supplies and accessories revenues	$7,981	$7,547	$14,873	$14,948
Service revenues	1,838	1,884	3,686	3,734
	9,819	9,431	18,559	18,682
Cost of revenues
Cost of equipment, supplies and accessories revenues	4,232	3,672	7,957	7,472
Cost of service revenues	623	645	1,209	1,219
	4,855	4,317	9,166	8,691
Gross margin	4,964	5,114	9,393	9,991
Operating expenses:
Selling and marketing	2,443	2,534	4,773	5,035
General and administrative	1,712	2,039	3,242	3,451
Research and development	733	678	1,323	1,351
Amortization of intangibles	37	60	79	118
	4,925	5,311	9,417	9,955
Operating income (loss)	39	(197)	(24)	36
Interest expense, net	2	49	2	115
Foreign currency (gain) loss	(124)	(416)	52	(307)
Income (loss) before taxes	161	170	(78)	228
Provision for taxes	187	125	188	187
Net (loss) income	(26)	45	(266)	41
Other comprehensive (loss) income, net of tax
Effect of foreign currency translation adjustments	(74)	(6)	13	(9)
Comprehensive (loss) income	$(100)	$39	$(253)	$32
Net (loss) income per share:
Basic	$(0.01)	$0.01	$(0.06)	$0.01
Diluted	$(0.01)	$0.01	$(0.06)	$0.01
Weighted average common shares outstanding:
Basic	4,381	4,306	4,361	4,293
Diluted	4,381	4,319	4,361	4,310
Dividends declared per share	$—	$—	$0.70	$—

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited in thousands, except per share data)

	Six Months ended April 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(266)	$41

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	242	212
Amortization	145	162
Stock-based compensation	307	348
Deferred income taxes	166	182
Loss (gain) on foreign currency	40	(306)
Increase (decrease) in allowance for doubtful accounts	82	(16)
Decrease in inventory obsolescence reserve	(18)	(67)
Loss on disposal of equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	1,845	898
Inventories	(33)	(360)
Prepaid expenses and other current assets	65	520
Accounts payable	(874)	(96)
Employee compensation	(258)	(398)
Deferred income	(209)	372
Other current liabilities and accrued expenses	(66)	316
Net cash provided by operating activities	1,168	1,810

Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(540)	(454)
Net cash used in investing activities	(540)	(454)

Cash flows from financing activities:
Payment of long-term borrowing	—	(333)
Dividends paid	(3,080)	—
Proceeds from issuance of common stock under employee stock purchase plan	30	50
Proceeds from the exercise of stock options	126	—
Repurchase of common stock upon vesting of restricted stock awards	(5)	(12)
Net cash used in financing activities	(2,929)	(295)
Effect of exchange rate changes on cash	(7)	(7)
Net (decrease) increase in cash	(2,308)	1,054
Cash at beginning of period	7,265	6,553
Cash at end of period	$4,957	$7,607

Cash paid for taxes	$129	$132
Cash paid for interest	2	72
Supplemental non-cash items:
Current and non-current liabilities issued for leasehold improvements	$—	$51
Common stock issued for long-term liability	—	3
Accrued dividends	7	—

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

The consolidated balance sheet as of April 30, 2017, the consolidated statements of comprehensive(loss) income for the three- and six-month periods ended April 30, 2017 and 2016, the consolidated statements of cash flows for the six-month periods ended April 30, 2017 and 2016 and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2016 was derived from the audited consolidated financial statements as of that date. Operating results for the three- and six-month periods ended April 30, 2017 are not necessarily indicative of the results that may be expected for the year ending October 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended October 31, 2016.

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

(2)          Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably ensured. The Company’s products are sold for cash or on unsecured credit terms requiring payment based on the shipment date. Credit terms can vary between customers due to many factors, but are generally, on average, 30 to 60 days. Revenue, net of discounts, is generally recognized upon shipment or delivery to customers in accordance with written sales terms. Standard sales terms do not include customer acceptance conditions, future credits, rebates, price protection or general rights of return. Although the terms of sales to both domestic customers and international distributors are identical, adherence to these terms is more pervasive with domestic customers than with international distributors. In instances when a customer order specifies final acceptance of the system, revenue recognition is deferred until all customer acceptance criteria have been met. Estimated warranty obligations are recorded upon shipment. In certain situations customer requested short-term bill-and-hold sale arrangements are accommodated and accounted for in accordance with authoritative literature. Sales and use taxes are reported on a net basis, excluding them from revenues and cost of revenues.

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from 1 to 5 years beginning after the expiration of the standard warranty. Deferred income associated with service contracts was $7,346,000 and $7,551,000 as of April 30, 2017 and October 31, 2016, respectively. Revenue from installation and training services provided to customers is deferred until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $452,000 and $533,000 as of April 30, 2017 and October 31, 2016, respectively.

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

No customer accounted for more than 10% of revenue in either of the three- or six-month periods ended April 30, 2017 or 2016.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers were $227,000 and $151,000 as of April 30, 2017 and October 31, 2016, respectively. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

Internal Software Development Costs

Internal software development costs consist primarily of internal salaries and consulting fees for developing software platforms for sale to or use by customers within equipment the Company sells. We capitalize costs related to the development of our software products because the Company will use these software products as an integral part of a product or process sold or leased. This software is primarily related to both our current Breeze Suite and our new next generation software platforms, including underlying support products. Capitalized software may also include other less significant projects supporting software for separate sale or for internal use.

We begin to capitalize costs related to software developed for new products and significant enhancements of existing products once we reach technological feasibility and we have completed all research and development for the components of the product. We amortize these costs on a straight-line basis over the estimated useful life of the related product, generally five years, but not more than ten years, commencing with the date the product becomes available for general release to our customers. We amortize costs for internal use software over the expected use periods of the software (See Note 5). The achievement of technological feasibility and the estimate of a product’s economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized software asset and a charge to our operating results.

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

Reclassification

Certain prior year Medisoft service revenues and costs of service revenues amounts have been reclassified to conform with current year classifications. There was no impact, as a result of these reclassifications, on the consolidated balance sheet, the consolidated comprehensive (loss) income or the consolidated statement of cash flows as previously reported.

New Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, Revenue Recognition, and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles to a concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between United States practices and those of the rest of the world and enhance disclosures related to disaggregated revenue information. In August 2015, the FASB deferred the effective date of the new guidance by one year, with the updated guidance now effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The FASB has also issued ASU 2016-10 and ASU 2016-12, which are also related to ASC 606. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2019. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing all lease transactions with an initial term longer than twelve months on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted, and requires a modified retrospective transition method upon adoption. The Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements.

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

Total stock-based compensation expense included in the Company’s statements of comprehensive income was $133,000 and $204,000 for the three-month periods ended April 30, 2017 and 2016, respectively, and was $307,000 and $348,000 for the six-month periods ended April 30, 2017 and 2016, respectively.

Stock Options

A summary of the Company’s stock option activity for the six months ended April 30, 2017 and 2016 is presented in the following table:

	For the Six Months ended
	April 30, 2017		April 30, 2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	371,733	$6.64	177,900	$6.48
Granted	34,000	8.20	68,638	6.55
Exercised	(20,999)	6.02	—	—
Expired or cancelled	(75,000)	6.66	(13,305)	6.62
Outstanding at end of period	309,734	$6.85	233,233	$6.49

The following table summarizes information concerning stock options outstanding as of April 30, 2017:

		Weighted
		Average
		Remaining	Number
	Number	Contractual	Subject to
Exercise Prices	Outstanding	Life	Exercise
$5.65	10,000	5.95	3,334
6.07	116,667	5.08	50,001
6.63	10,001	5.61	2,664
6.76	4,900	5.54	4,900
6.77	33,333	1.76	33,333
7.05	80,000	6.36	—
7.52	20,000	6.63	—
8.40	4,000	6.93	—
9.12	20,833	4.09	14,999
9.48	10,000	6.76	10,000
Total	309,734	5.22	119,231

The total intrinsic values for outstanding options and exercisable options as of April 30, 2017 were $539,000 and $204,000, respectively, calculated using the closing stock price at the end of the second quarter less the option price of in-the-money options. The Company issues new shares when stock options are exercised. Unrecognized compensation expense related to outstanding stock options as of April 30, 2017 was $438,000 and is expected to be recognized over a weighted average period of 1.66 years.

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. In determining the fair value of stock options under the Black-Scholes model, management must make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The expense recognized for options granted under the 2007 Plan is equal to the fair value of stock options as of the grant date. The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model for stock option grants made during the six months ended April 30, 2017:

	Options Granted	Options Granted	Options Granted
	April 3, 2017	February 2, 2017	December 15, 2016
Weighted average fair value of options granted	$3.91	$4.37	$3.48
Assumptions used:
Expected life (years)	7.00	7.00	7.00
Risk-free interest rate	1.90%	1.92%	1.90%
Volatility	42.65%	42.06%	42.45%
Dividend Yield	—%	—%	—%

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time is established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the six months ended April 30, 2017 and 2016 is presented in the following table:

	For the Six Months ended
	April 30, 2017		April 30, 2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	41,497	$6.59	49,993	$7.61
Granted	27,546	8.74	31,998	6.00
Vested	(33,664)	6.15	(31,594)	6.98
Unvested at end of period	35,379	$8.68	50,397	$7.27

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of April 30, 2017 was $231,000 and is expected to be recognized over a weighted average period of 1.30 years.

Director Stock Awards in Lieu of Cash Retainer Fees

The Company has a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their quarterly cash retainer fees. During the three months ended April 30, 2017 and 2016, the Company issued 1,282 and 1,639 shares, respectively, and during the six months ended April 30, 2017 and 2016, the Company issued 2,771 and 3,342 shares, respectively, under this program. The expense was recognized at the time of share issuance and totaled $11,000 in each of the three-month periods ended April 30, 2017 and 2016, and $22,000 in each of the six-month periods ended April 30, 2017 and 2016.

Employee Stock Purchase Plan

The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended (“Purchase Plan”), allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to eligibility requirements. Under the Purchase Plan, participating employees may purchase the Company’s common stock on a voluntary after-tax basis at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase phase. The Purchase Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on December 31, 2016, employees purchased 5,343 shares at a price of $5.54 per share. As of April 30, 2017, the Company has withheld approximately $21,000 from employees participating in the phase that began on January 1, 2017. As of April 30, 2017, 44,010 shares of common stock were available for future purchase under the Purchase Plan.

The following table presents the classification of pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive (loss) income for the three months and six months ended April 30, 2017 and 2016:

	Three Months ended April 30,		Six Months ended April 30,
(In thousands)	2017	2016	2017	2016
Cost of revenues	$18	$1	$19	$2
Selling and marketing	55	29	93	58
General and administrative	53	173	186	285
Research and development	7	1	9	3
Stock-based compensation expense	$133	$204	$307	$348

Tax Impact of Stock-Based Compensation

The Company reports the benefit of tax deductions in excess of recognized stock-based compensation expense on the consolidated statements of cash flows as operating cash flows. For the six months ended April 30, 2017 and 2016, there were No excess tax benefits recognized.

Dividend

On January 25, 2017, the Company declared a special cash dividend of $0.70 per share on its outstanding common stock to all shareholders of record as of February 10, 2017. The dividend was paid on February 24, 2017.

(4)          Inventories

Inventories consisted of the following as of April 30, 2017 and October 31, 2016:

(In thousands)	2017	2016
Current Assets:
Raw materials	$2,142	$2,072
Work-in-process	965	827
Finished goods	1,927	2,017
	5,034	4,916
Non-current Assets:
Finished goods	46	115
	$5,080	$5,031

(5)          Intangible Assets

Intangible assets consisted of the following as of April 30, 2017 and October 31, 2016:

(In thousands)	2017	2016
Intangible assets:
Developed technology	$7,802	$7,802
Customer and distributor relationships	371	373
Trademarks and trade names	252	254
Software	891	849
Capitalized software in progress	3,140	2,841
	12,456	12,119
Less: accumulated amortization	(8,050)	(7,908)
	$4,406	$4,211

The Company amortizes the intangible assets related to developed technology, patents and trademarks using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Total amortization expense was $35,000 and $92,000 for the three months ended April 30, 2017 and 2016, respectively and $76,000 and $162,000 for the six months ended April 30, 2017 and 2016, respectively. Of the total, amortization expenses of $32,000 and $25,000 related to software costs are included in the cost of equipment, supplies and accessories revenues for the three-month periods ended April 30, 2017 and 2016, respectively, and $66,000 and $37,000 for the six-month periods ended April 30, 2017 and 2016, respectively. The Company estimates it will incur the following amortization expense in the balance of fiscal 2017 and in future fiscal years based on the intangible assets the Company expects to have placed in service at the end of fiscal 2017:

(In thousands)	Amortization
Six months ending October 31, 2017	$226
2018	575
2019	533
2020	510
2021	445
2022	374
Thereafter	1,411
$4,074

This table does not include estimated amortization expense of $86,000 for patents included in “Developed technology,” or of $246,000 for capitalized software costs the Company expects to place into service after the current fiscal year. The Company capitalized software development costs of $181,000 and $196,000 during the three-month periods ended April 31, 2017 and 2016, respectively, and $341,000 and $366,000 during the six-month periods ended April 30, 2017 and 2016, respectively. Upon completion of these development projects, the Company expects to amortize the capitalized software costs over a ten year period.

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

Warranty provisions and claims for the six months ended April 30, 2017 and 2016 were as follows:

(In thousands)	2017	2016
Balance, beginning of period	$151	$147
Warranty provision based on units sold	104	137
Periodic reserve adjustments	5	(50)
Warranty claims	(138)	(123)
Balance, end of period	$122	$111

(7)          Financing Arrangements

On July 24, 2014, the Company entered into a credit agreement with BMO Harris Bank NA. The Agreement, as amended, included a $4.0 million term loan and a $250,000 revolving credit facility. The term loan, which bore interest at a floating rate, was payable in equal monthly principal installments of $66,667 over a five year period commencing August 31, 2014 and was evidenced by a term note. The Company borrowed the $4.0 million under the term loan on July 24, 2014 and used these proceeds in connection with its August 1, 2014 acquisition of Medisoft SA. On June 14, 2016, the Company paid off the remaining balance of the term loan and terminated the revolving credit facility.

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

 The Company had unexpired options and warrants for the purchase of its common stock and unvested restricted awards as of April 30, 2017 and 2016 of 513,455 and 451,972 shares, respectively.

Shares used in the net income (loss) per share computations are as follows:

	Three Months ended April 30,		Six Months ended April 30,
(In thousands)	2017	2016	2017	2016
Weighted average common shares outstanding - basic	4,381	4,306	4,361	4,293
Dilutive effect of stock options, warrants and unvested restricted shares	—	13	—	17
Weighted average common shares outstanding - diluted	4,381	4,319	4,361	4,310

Anti-dilutive shares excluded from the calculation for each of the three- and six-month periods ended April 30, 2016 totaled 432,576 and 432,576, respectively. As a result of the net loss for the three- and six-month periods ended April 30, 2017, all outstanding warrants, stock options and unvested restricted stock shares were considered anti-dilutive and, therefore, were excluded from diluted loss per share for each period.

(9)         Income Taxes

The Company has recorded a provision for income taxes of $187,000 and $125,000 for the three months ended April 30, 2017 and 2016, respectively and $188,000 and $187,000 for the six months ended April 30, 2017 and 2016, respectively. The Company records its interim provision for income taxes based on its estimated worldwide annual effective rate for the year,  excluding MGC Diagnostics Belgium S.P.R.L. net losses of $140,000 and $234,000 for the three- and six-month periods ended April 30, 2017 and $104,000 and $192,000) for the three- and six-month periods ended April 30, 2016, respectively, for which no tax benefit can be recognized due to expected future losses and the resulting valuation allowance related to these losses. As such, the $188,000 fiscal 2017 year to date tax expense compared to the world wide consolidated pre-tax income of $157,000 (which excludes the Medisot Belgium S.P.R.L. loss) results in an effective rate of approximately 119.8%.

For the six months ended April 30, 2017, the Company recorded a domestic income tax expense of $135,000 based on an estimated U.S. annual effective tax rate of 45.2%.  The differences from the federal statutory rate result from the effects of anticipated federal alternative minimum tax (AMT) whose credit cannot be offset due to the partial valuation allowance, state taxes expected to be paid and permanent differences whose effects are to increase the effective rate, including non-deductible meals and entertainment expenses, stock-based compensation expenses related to incentive stock options and restricted stock awards and expense related to reserves for uncertain tax positions. For the six months ended April 30, 2017, the foreign tax expense of $53,000 is primarily from the increase in the valuation allowance against the deferred tax assets for Medisoft Belgium.

As of April 30, 2017, the Company had a reserve for uncertain tax positions of $95,000 compared to the October 31, 2016 balance of $92,000. If recognized, approximately $61,000 of these benefits would lower the effective tax rate. The remaining $34,000, if recognized, would result in a deferred tax asset subject to a valuation allowance and therefore would not affect the effective rate.

Estimated interest and penalties related to potential underpayment of income taxes are classified as a component of tax expense in the consolidated statements of comprehensive (loss) income. The Company does not expect the amount of reserves for uncertain tax positions to change significantly in the next twelve months. Similarly, the Company does not anticipate that the total reserve for uncertain tax positions will significantly change due to the settlement of audits and the expiration of statutes of limitations within the next twelve months.

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

	Three Months ended April 30,		Six Months ended April 30,
(In thousands)	2017	2016	2017	2016
Revenues from unaffiliated customers:
United States	$7,134	$7,119	$13,415	$14,119
Americas	490	222	936	403
Europe, Middle East, Africa	1,785	1,574	3,342	3,146
Asia Pacific	410	516	866	1,014
	$9,819	$9,431	$18,559	$18,682

	April 30, 2017	October 31, 2016
Long-lived assets:
United States	$6,918	$6,829
Europe	2,588	2,796
	$9,506	$9,625

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

MGC Diagnostics Corporation v. Mr. Guy Martinot and Dr. Jean-Benoît Martinot

In November 2015, the Company commenced litigation in the French-speaking courts of Brussels, Belgium against the selling shareholders of Medisoft for violations of representations and warranties in the stock purchase agreement dated as of July 10, 2014 under which the Company purchased Medisoft. The Company alleged that these violations resulted in Company damages of approximately €985,400 ($1,084,000). In May 2015, the Company received payment of €406,700 ($447,000) with respect to these alleged violations pursuant to a bank guaranteed contractual escrow fund and has reflected that payment on its books and records. On May 30, 2016, the defendant selling shareholders filed an answer and asserted a counterclaim against the Company seeking to recover the €406,700 that was paid to the Company in May 2015 and legal costs. The Company continues to believe the Medisoft selling shareholders are liable to it for violations of representations and warranties in the stock purchase agreement and intends to continue to pursue this matter. The Company has not accrued any losses related to the litigation or accrued any related legal costs it has not yet incurred. The Company currently expects that this litigation process may continue until the fall of 2018.

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

The Company recorded a loss of $650,000, which was included in general and administrative expense for the quarter ended April 30, 2016. For the quarter ended October 31, 2016, the Company recorded an impairment loss of $354,000 with respect to a portion of its sleep diagnostic inventory, which resulted from its ongoing analysis of projected unit sales in future periods. The Company continues to carry inventory and other noncurrent assets valued at $68,000 and $46,000, respectively, as of April 30, 2017.

(12)       Subsequent Event

              In May 2016, the Company entered into the Fifth Addendum to its lease for its Saint Paul manufacturing and office facility, extending its lease commitment by one year to December 31, 2018.  Monthly rental payments total to an annual commitment of $338,000 in the extension period.  The agreement includes a Company right to extend the lease through December 31, 2019.

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

Total revenues for the 2017 second quarter increased by 4.1% to $9.8 million compared to $9.4 million in the same period in 2016. Second quarter operating expenses were $4.9 million compared to $5.3 million in the prior year quarter. Net loss for the three months ended April 30, 2017 was $(26,000), or $(0.01) per diluted share, compared to net income of $45,000, or $0.01 per diluted share, for the same period in 2016. Net (loss) income for the three months ended April 30, 2017 and 2016 included foreign exchange gains of $124,000 and $416,000, respectively, which resulted from the value fluctuation of the Euro in relation to the U.S. dollar.

Results of Operations

The following table contains selected information from our consolidated statements of comprehensive (loss) income, expressed as a percentage of revenue:

	Three Months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.4	45.8	49.4	46.5
Gross margin	50.6	54.2	50.6	53.5
Operating Expenses
Selling and marketing expenses	24.9	26.9	25.7	27.0
General and administrative expenses	17.4	21.6	17.5	18.5
Research and development expenses	7.5	7.2	7.1	7.2
Amortization of intangibles	0.4	0.6	0.4	0.6
Total operating expenses	50.2	56.3	50.7	53.3
Operating income (loss)	0.4	(2.1)	(0.1)	0.2
Interest expense, net	—	0.5	—	0.6
Foreign currency (gain) loss	(1.2)	(4.4)	0.3	(1.6)
Provision for taxes	1.9	1.3	1.0	1.0
Net (loss) income	(0.3)%	0.5%	(1.4)%	0.2%

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

Quarterly Comparison of Operations

The following paragraphs discuss the Company’s performance for the three months ended April 30, 2017 and 2016.

Revenues

Total revenues for the three months ended April 30, 2017 increased 4.1% compared to the same period in fiscal 2016. Equipment, supplies and accessories revenue increased 5.7% for the fiscal second quarter, with domestic revenue increasing by 0.4% to $5.4 million and international revenue increasing by 19.2% to $2.6 million due to stronger demand in the Latin America, Canada and Europe/Middle East markets.

Service revenue was $1.8 million and $1.9 million for the 2017 and 2016 second quarters, respectively.

The Attachment Rate, which reflects the percentage of Extended Service Contracts that were sold during customer equipment purchases, was 20% and 34% for the fiscal 2017 and 2016 second quarters, respectively. Current and long-term deferred revenue at the end of the fiscal 2017 second quarter increased 13.8% to $8.0 million, compared to $7.1 million at the end of last year's second quarter. This increase is due to an increase in sales of long-term service agreements.

Revenues from competitive conversions were $1.0 million in the fiscal 2017 second quarter compared to $1.3 million in the same quarter of the prior year.

Sales backlog at the end of the second quarter totaled $2.0 million, compared to a backlog of $1.9 million at the end of last year’s second quarter. Of the total backlog for the 2017 second quarter, our domestic business contributed $1.7 million and our international business contributed $0.3 million.

Gross Margin

Gross margin of 50.6% in the fiscal second quarter includes gross margin for domestic revenues of 54.1% and international gross margin of 41.0% compared to gross margin of 54.2% for last year's second quarter, with domestic gross margin of 57.2%  and international gross margin of 45.0%. The decline in gross margins for both domestic and international business is due primarily to the unfavorable sales mix of customers and products during the period.  Total gross margins were lower than prior year as a result of strong growth in our international revenues (which are sold through distribution partners, thus carrying a lower gross margin) compared to relatively flat domestic revenue. Gross margin for equipment, supplies and accessories was 47.0% for the quarter (50.0% for domestic and 40.6% for international), compared to 51.3% in the prior year’s quarter (54.1% for domestic and 44.7% for international). Service gross margin was 66.1% for the quarter (67.0% for domestic and 50.0% for international), compared to 65.8% for the prior year’s quarter (67.0% for domestic and 50.0% for international).

Selling and Marketing

Sales and marketing expenses were $2.4 million, or 24.9% of revenue in the fiscal 2017 second quarter compared to $2.5 million, or 26.9%, of revenue in the fiscal 2016 second quarter. This decrease is primarily due to decreases of $109,000 in telemarketing costs, $69,000 in Medisoft costs and $29,000 of consulting costs, offset in part by an increase of $30,000 of variable selling costs and $79,000 of promotions and demonstration expenses.

General and Administrative

General and administrative expenses totaled $1.7 million, or 17.4% of revenue, compared to $2.0 million, or 21.6%, of revenue in the comparable quarter last year. This resulted primarily from a decrease in litigation settlement costs of $670,000 related to a settlement agreement completed in June 2016 and $71,000 of non-employee stock based compensation, partially offset by increases of $119,000 in personnel headcount and incentive costs, $97,000 in Medisoft expenses, $86,000 in strategic consulting fees, $60,000 for bad debt reserves and $35,000 in travel costs.

Research and Development

Research and development expenses were $733,000, or 7.5% of revenue in the fiscal second quarter, up from $678,000, or 7.2%, of revenue in last year’s second quarter. This increase is primarily due to $103,000 in consulting costs, offset in part by $37,000 of lower Medical Graphics personnel costs. Medical Graphics remains dedicated to developing new products and improving its existing products.

Amortization of Intangibles

Amortization of acquired Medisoft intangibles was $35,000 and $50,000 for the three months ended April 30, 2017 and 2016, respectively. Amortization of patent costs was $2,000 and $10,000 for the three months ended April 30, 2017 and 2016, respectively.

The amortization of software development assets was $32,000 and $25,000 for the three months ended April 30, 2017 and 2016, respectively, and is included in the cost of equipment revenues due to the direct relationship to equipment units sold. The Company expects the level of future amortization expense related to capitalized software development costs to increase as the Company releases its current projects under development.

Provision for Taxes

The Company has recorded a provision for income taxes of $187,000 and $125,000 for the three months ended April 30, 2017 and 2016, respectively. The Company records its interim provision for income taxes based on its estimated worldwide annual effective rate for the year excluding MGC Diagnostics Belgium S.P.R.L. net losses of $140,000 and $104,000 for the three-month periods ended April 30, 2017 and 2016, respectively, for which no tax benefit can be recognized due to future expected losses and resulting valuation allowance related to these losses. As such, the $187,000 tax expense for the fiscal 2017 second quarter compared to the world wide consolidated pre-tax income of $301,000 (which excludes the Medisoft Belgium S.P.R.L. loss) results in an effective rate of approximately 62%. The $125,000 tax expense for the fiscal 2016 tax expense resulted in an effective rate for the quarter of approximately 73.5%. The provisions for income taxes for fiscal 2017 and 2016 include federal alternative minimum tax expense, state and foreign income tax expense and expense related to increased reserves for uncertain tax positions expected.

 The $187,000 fiscal 2016 year to date expense compared to the world wide consolidated pre-tax income of $228,000 (which includes the Medisoft Belgium S.P.R.L. loss) results in an effective rate of 82%.

Interest Expense

The interest expense decrease is due to the June 2016 payoff of long-term debt and the reduction of non-bank related foreign charges.

Foreign Exchange

During the three months ended April 30, 2017 and 2016, changes in the value of the Euro expressed in U.S. dollars resulted in $124,000 and $416,000 of foreign currency gains, primarily due to the changes in value of the $7.5 million intercompany Euro-denominated note used to partially finance the acquisition of Medisoft.  In addition, pertaining to the net asset position for assets and liabilities of Medisoft, we also incurred a non-cash foreign currency translation loss of $74,000, which is included in the consolidated balance sheets as accumulated other comprehensive income and in the consolidated statements of comprehensive (loss) income as other comprehensive income.

Six Month Comparison of Operations

The following paragraphs discuss the Company’s performance for the six months ended April 30, 2017 and 2016.

Revenues

Total revenues for the six months ended April 30, 2017 decreased 0.7% compared to the same period in fiscal 2016. For the six months ended April 30, 2017, domestic revenue decreased by 4.9% to $13.4 million and international revenue increased 12.4% to $5.1 million.

Revenues from competitive conversions were $1.6 million in the fiscal 2017 six-month period compared to $2.5 million in the same period of the prior year. The Attachment Rate, which reflects the percentage of Extended Service Contracts that were sold during customer equipment purchases, was 24% for the first six months compared to the fiscal 2016 overall average rate of 31%.

International equipment, supplies and accessories revenues increased 14.6% to $4.9 million, compared to $4.3 million for the fiscal 2016 first half, due to stronger demand in the Latin America, Canada, and Europe/Middle East regions.

Gross Margin

Gross margin of 50.6% in the six months ended April 30, 2017 includes gross margin for domestic sales of 54.0% and international sales of 41.6%. The decline in gross margins is due primarily to an unfavorable sales mix of customers and products during the period. The lower international gross margin is due primarily to reliance on an international sales model under which product gross margin is shared with distribution partners, who operate in more price sensitive markets. Gross margin for equipment, supplies and accessories was 46.5% for the first half (49.1% for domestic and 41.3% for international), compared to 50.0% in the prior year (52.8% for domestic and 43.1% for international). Gross margin for services was 67.2% for the fiscal 2017 first half, compared to 67.4% for the prior year comparable period. The Company's historical gross margins have ranged around 52% to 53%. We anticipate gross margins greater than 50% but not greater than 52% for overall fiscal 2017.

Selling and Marketing

Sales and marketing expenses were $4.8 million, or 25.7% of revenue for the first half of fiscal 2017 compared to $5.0 million, or 27.0% of revenue in the fiscal 2016 first half. This decrease included $83,000 of telemarketing expenses, $53,000 of Medisoft expenses, $47,000 of convention costs, $45,000 of variable selling costs, $42,000 of personnel and incentive expenses and $31,000 of consulting expenses, offset in part by increased dues and customer promotion expenses of $53,000.

General and Administrative

General and administrative expenses totaled $3.2 million, or 17.5% of revenue in the fiscal 2017 first half year, compared to $3.5 million, or 18.5% of revenue for the fiscal 2016 first half year. This decrease is primarily due to reduced litigation settlement expenses of $670,000 and non-employee compensation of $82,000, offset by $206,000 of increased employee payroll and incentive costs, $130,000 of legal, investor relations, audit and consulting costs, $103,000 of write-offs of doubtful accounts receivable and $38,000 of travel expenses.

Research and Development

Research and development expenses were $1.3 million, or 7.1% of revenue in the 2017 fiscal first half, down from $1.4 million, or 7.2% of revenue, in last year’s comparable period. This decrease is primarily due to $53,000 of net savings on research and development costs and $112,000 of personal and incentive expenses, offset by $120,000 of investment in a clinical research study in support of expanded indications for use of the Forced Oscillation Technique equipment. Internal software development costs capitalized totaled $341,000 and $366,000 in the six months ended April 30, 2017 and 2016, respectively. Although research and development expenses decreased year over year, Medical Graphics remains focused on developing new products and improving existing products.

Amortization of Intangibles

Amortization of acquired Medisoft intangibles was $69,000 and $98,000 for the six months ended April 30, 2017 and 2016, respectively. Amortization of patent costs was $10,000 and $20,000 for the six months ended April 30, 2017 and 2016, respectively.

The amortization of software development assets consisted of $66,000 and $37,000 for the six months ended April 30, 2017 and 2016, respectively, and is included in the cost of equipment revenues due to the direct relationship to equipment units sold. The Company expects the level of future amortization expense related to capitalized software development costs to increase as the Company releases to the market current projects under development.

Provision for Taxes

The Company has recorded a provision for income taxes of $188,000 and $187,000 for the six months ended April 30, 2017 and 2016, respectively. The Company records its interim provision for income taxes based on our estimated worldwide annual effective rate for the year excluding the MGC Diagnostics Belgium S.P.R.L. loss for the period of $234,000 and $192,000, for the six-month periods ended April 30, 2017 and 2016, respectively, for which no tax benefit can be recognized due to future expected losses and the resulting valuation allowance related to these losses. As a result, the $188,000 tax expense for the six months ended April 30, 2017, compared to the worldwide consolidated pre-tax income of $157,000 (which excludes the Medisoft Belgium S.P.R.L. losses) results in an effective rate for the first six months of approximately 120%. The $187,000 fiscal 2016 year to date expense compared to the world wide consolidated pre-tax income of $228,000 (which includes the Medisoft Belgium S.P.R.L. loss) results in an effective rate of 82%. The difference from the federal statutory rate in fiscal 2017 and 2016 results from the effects of anticipated federal alternative minimum tax (AMT) whose credit cannot be offset due to the partial valuation allowance, state taxes expected to be paid and permanent differences whose effects are to increase the effective rate, including non-deductible meals and entertainment expense, stock-based compensation expense and expense related to reserves for uncertain tax positions.  For the six-month period ended April 30, 2017, the foreign income tax expense of $53,000 is primarily from the the increase in the valuation allowance against deferred tax assets for Medisoft Belgium.

Interest Expense

The interest expense decrease is primarily related to the payoff of the Company's term loan on June 14, 2016 and a decrease in Medisoft non-bank related charges. Future interest cost is reduced to only the Medisoft non-bank related debt.

Foreign Exchange

During the six months ended April 30, 2017 and 2016, changes in the value of the Euro expressed in US dollars resulted in $(52,000) and $307,000 of foreign currency gain (loss), due to the changes in value of the intercompany Euro-denominated note used to partially finance the acquisition of Medisoft.

Liquidity and Capital Resources

The Company has financed its working capital and liquidity needs over the last several years through revenue generated by the operations of its wholly-owned Medical Graphics Corporation subsidiary.

As of April 30, 2017, the Company had cash of $5.0 million and working capital of $8.7 million. During the six months ended April 30, 2017, the Company generated $1,168,000 in cash from operating activities, with $698,000 provided by operations before changes in working capital items. Accounts receivable decreased $1,845,000, while day sales outstanding (“DSO”), which measures how quickly receivables are collected, decreased 6 days to 59 days compared to October 31, 2016. Inventory increased by $33,000, as days of inventory on hand increased 22 days to 92 days compared to October 31, 2016, which had benefited from higher fourth quarter revenues. Accounts payable decreased by $874,000, due to seasonality of sales. Employee compensation accruals as of April 30, 2017 were $258,000 lower than October 31, 2016 levels, reflecting the fiscal 2017 first quarter payments of sales commissions that had been accrued at fiscal year-end, partially offset by increased provisions for fiscal 2017 management incentive compensation and other regular period end fluctuations due to the timing of biweekly payrolls.

During the six months ended April 30, 2017, the Company used $540,000 in cash to purchase property, equipment and intangible assets. The Company has no material commitments for capital expenditures for the remainder of fiscal 2017. The Company’s fiscal 2017 operating plans include additional ongoing costs of approximately $500,000 to develop the Company’s next-generation software platform, including expensed development efforts and capitalized software development costs.

The Company's financing activities used $2,929,000 of cash during the six months ended April 30, 2017, resulting from payment of a special cash dividend of $0.70 per share for $3,080,000 in the second fiscal quarter of 2017, offset by proceeds of stock option exercises and share issuances under its employee stock purchase plan.

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

•	foreign-exchange-rate-fluctuation exposure resulting from the operation of our Medisoft SA subsidiary and our increasing future international operations;

•	our ability to remain as qualified providers for group purchasing organizations ensuring continued access to our markets;

•	uncertainty or changes in medical reimbursement requirements as a result of changes in government regulation of healthcare resulting from the current administration;

•

reinstatement of medical device taxation related to national healthcare reform, including the 2.3% medical device tax, that was suspended for the two years beginning January 1, 2016 and ending December 31, 2017;

•	the success of the forced oscillation technique (“FOT”) clinical study that the Company is sponsoring;

•	our ability to sell our FOT product in the United States and world-wide;

•	our ability to realize the remaining carrying value of our SleepVirtual sleep diagnostics inventory;

•	our ability to successfully resolve pending litigation with the Medisoft selling shareholders;

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

•	our ability to profitably expand our international revenue through our Medical Graphics and Medisoft distribution partners;

•	our ability to successfully defend ourselves from product liability claims;

•	our ability to defend our existing intellectual property and obtain protection for intellectual property we develop in the future;

•	our ability to realize our existing deferred tax assets in domestic and foreign jurisdictions;

•	our ability to successfully expand into adjunct non-core product business lines in the future without exposing ourselves to significant risk through significant inventory purchase obligations;

•	our ability to develop and maintain an effective system of internal controls and procedures and disclosure controls and procedures; and

•	our dependence on third-party vendors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our August 1, 2014 acquisition of Medisoft SA and its subsidiaries introduced considerably more exposure to currency fluctuations, which are reflected in the fiscal 2017 and 2016 losses and gains for the Euro-denominated intercompany instruments that are not regarded as permanent funding. The exposure to currency fluctuations on the remaining net assets of the acquired entities is reflected in accumulated other comprehensive loss in the consolidated balance sheet. A lower US Dollar/Euro conversion rate developed since the July 2014 funding of intra-company loans to our Belgian holding company for the acquisition of Medisoft. Further US Dollar/Euro rate reductions or increases will result in an effect on the Company’s financial statements in amounts that could be material to our consolidated financial position, results of operations and cash flows.

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

Management, with the participation of the Company’s chief executive officer, Todd M. Austin, and interim chief financial officer, Jill D. Burchill, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation and because of the material weakness in internal control over financial reporting disclosed in our Annual Report on Form 10-K, management concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also not effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended October 31, 2016, we concluded that our internal control over financial reporting was not effective, and as a result, the three significant deficiencies that we identified, when evaluated in aggregate, resulted in a material weakness in internal controls.

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

During our 2017 fiscal quarter beginning February 1, 2017, we began to implement the following remediation plan to address the material weakness described above:

•	Strengthen the quarterly monitoring of our international open accounts receivable aging to determine an appropriate allowance for uncollectable accounts,
•

Strengthen oversight of unit sales projections on inventory purchased from third party manufacturers for resale and critically assess the reasonableness of assumptions for expected selling prices and gross margins used to determine the appropriateness of lower-of-cost-or-market reserves,

•	Establish structured training with sales and sales support personnel on existing Company corporate policies and procedures to manage and value all Company demonstration inventory, and
•	Conduct a thorough review of demonstration inventory aging to ensure appropriate valuation reserves have been established.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls is also based in part upon specific assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

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

MGC Diagnostics Corporation v. Mr. Guy Martinot and Dr. Jean-Benoit Martinot

In November 2015, the Company commenced litigation in the French-speaking courts of Brussels, Belgium against the selling shareholders of Medisoft for violations of representations and warranties in the stock purchase agreement dated as of July 10, 2014 under which the Company purchased Medisoft. The Company alleged that these violations resulted in Company damages of approximately €985,400 ($1,084,000). In May 2015, the Company received payment of €406,700 ($447,000) with respect to these alleged violations pursuant to a bank-guaranteed contractual escrow fund and has reflected that payment on its books and records. On May 30, 2016, the defendant selling shareholders filed an answer and asserted a counterclaim against the Company seeking to recover the €406,700 that was paid to the Company in May 2015 and legal costs. The Company continues to believe the Medisoft selling shareholders are liable to it for violations of representations and warranties in the stock purchase agreement and intends to continue to pursue this matter. The Company has not accrued any losses related to the litigation or accrued any related legal costs it has not yet incurred. The Company currently expects that this litigation process may continue until the fall of 2018.

Item 1A. Risk Factors.

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2016. We believe there have been no material changes to the risk factors disclosed in that Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

Lease Amendment

As described in Note 12 of the Notes to Consolidated Financial Statements, on May 5, 2017, the Company agreed to extend the lease for the Saint Paul, Minnesota manufacturing and office facilities through December 31, 2018.  The agreement contains a Company right to extend the lease through December 31, 2019.

Distribution Agreement Amendment

             On August 17, 2012, the Company entered into a five-year worldwide distribution agreement with Restech Srl to distribute Restech's forced oscillation technique (“FOT”) products. On February 14, 2017 the Company and Restech amended the agreement, which now expires on June 30, 2018. The amended agreement eliminates any future Company purchase obligations and retains MGC Diagnostics' exclusivity in all countries except Italy, Russia, Albania, Kosovo and Macedonia. The Company has the right to negotiate a new multi-year agreement prior to March 15, 2018. In the event that the current agreement terminates on June 30, 2018, the Company will retain exclusivity to distribute FOT products in the United States and Canada through September of 2019 and will retain its international exclusivity through March of 2019.

              In connection with the amended agreement, the Company and Restech agreed to collaborate on a clinical study to evaluate the diagnostic accuracy of the FOT products to detect lung function abnormalities. The study is designed to compare the diagnostic accuracy of the RESMON PRO FULL to the diagnostic accuracy of spirometry to detect a lung function anomaly (obstructive or restrictive respiratory disease) in a prospective and consecutive cohort of subjects obtaining pulmonary function tests (“PFT”) in PFT labs.  As a secondary objective, the study will aim to compare the diagnostic accuracy of at least one, or a combination, of the parameters provided by the Resmon PRO FULL to the diagnostic accuracy of spirometry to detect a significant response to a bronchodilator.  MGC Diagnostics will sponsor the study and Restech Srl will conduct the study. The Company expects the clinical study to generate evidence that would (i) allow the Company to obtain additional FDA clearance and (ii) result in health care professionals using FOT products in a broader range of applications.

              The Company expects worldwide enrollment to begin in the calendar year 2017 third quarter and expects the study will conclude during the third or fourth quarter of calendar 2018.  The study will include subjects ranging from age three to adulthood.  MGC Diagnostics expects its total investment for the clinical study will not exceed $500,000, including a series of Company payments to Restech aligned to project milestones.  The Company made an initial €87,000 payment to Restech in the fiscal 2017 second quarter.

Item 6. Exhibits.

10.1	Fifth Addendum dated May 5, 2017 to lease with respect to premises at 350 Oak Grove Parkway, Vadnais Heights, Minnesota.

31.1	Certifications of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certifications of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.	Certifications pursuant to 18 U.S.C. §1350.

101*

The following materials from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2017 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements and (vi) document and entity information.

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

MGC DIAGNOSTICS CORPORATION
(Registrant)

June 13, 2017	By:	/s/ Todd M. Austin
Todd M. Austin
Chief Executive Officer

June 13, 2017	By:	/s/ Larry R. Degen
Larry R. Degen
Chief Accounting Officer

