Form 10-Q
period 2017-07-31
MGC DIAGNOSTICS Corp
filed 2017-09-14
CIK 815093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended July 31, 2017.

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

As of September 11, 2017, the Company had outstanding 4,440,041 shares of Common Stock, $0.10 par value.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

July 31, 2017 and October 31, 2016

(In thousands, except share and per share data)

	July 31,	October 31,
	2017	2016
	(Unaudited)
Assets
Current Assets:
Cash	$6,571	$7,265
Accounts receivable, net of allowance for doubtful accounts of $177 and $92, respectively	6,909	8,286
Inventories, net of obsolescence reserve of $1,279 and $1,281, respectively	4,995	4,916
Prepaid expenses and other current assets	554	586
Total current assets	19,029	21,053
Property and equipment, net of accumulated depreciation of $5,152 and $4,754, respectively	2,599	2,632
Intangible assets, net	4,547	4,211
Deferred income taxes	1,960	2,643
Other non-current assets	9	139
Total Assets	$28,144	$30,678
Liabilities and Shareholders’ Equity
Current Liabilities:
Line of credit	$153	$—
Accounts payable	2,316	2,876
Employee compensation	1,591	1,550
Deferred income	4,192	4,007
Other current liabilities and accrued expenses	1,133	948
Total current liabilities	9,385	9,381
Long-term liabilities:
Long-term deferred income and other	4,183	4,374
Total Liabilities	13,568	13,755
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.10 par value, authorized 25,000,000 shares, 4,438,634 and 4,378,811 shares issued and 4,409,088 and 4,337,314 shares outstanding in 2017 and 2016, respectively	441	434
Undesignated shares, authorized 5,000,000 shares, No shares issued and outstanding	—	—
Additional paid-in capital	22,380	24,859
Accumulated deficit	(7,635)	(8,129)
Accumulated other comprehensive loss	(610)	(241)
Total Shareholders’ Equity	14,576	16,923
Total Liabilities and Shareholders’ Equity	$28,144	$30,678

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited in thousands, except per share data)

	Three Months ended		Nine Months ended
	July 31,		July 31,
	2017	2016	2017	2016
Revenues
Equipment, supplies and accessories revenues	$8,493	$7,980	$23,366	$22,928
Service revenues	1,913	1,879	5,599	5,613
	10,406	9,859	28,965	28,541
Cost of revenues
Cost of equipment, supplies and accessories revenues	4,464	4,246	12,421	11,718
Cost of service revenues	620	566	1,829	1,785
	5,084	4,812	14,250	13,503
Gross margin	5,322	5,047	14,715	15,038
Operating expenses:
Selling and marketing	2,366	2,456	7,139	7,491
General and administrative	1,368	1,073	4,610	4,524
Research and development	795	665	2,118	2,016
Amortization of intangibles	42	59	121	177
	4,571	4,253	13,988	14,208
Operating income	751	794	727	830
Interest expense, net	3	68	5	183
Foreign currency (gain) loss	(657)	193	(605)	(114)
Income before taxes	1,405	533	1,327	761
Provision for taxes	645	273	833	460
Net income	760	260	494	301
Other comprehensive (loss) income, net of tax
Effect of foreign currency translation adjustments	(382)	—	(369)	(9)
Comprehensive income	$378	$260	$125	$292
Net income per share:
Basic	$0.17	$0.06	$0.11	$0.07
Diluted	$0.17	$0.06	$0.11	$0.07
Weighted average common shares outstanding:
Basic	4,405	4,329	4,376	4,305
Diluted	4,440	4,339	4,421	4,314
Dividends declared per share	$—	$—	$0.70	$—

See accompanying notes to consolidated financial statements.

MGC DIAGNOSTICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited in thousands, except per share data)

	Nine Months ended July 31,
	2017	2016
Cash flows from operating activities:
Net income	$494	$301

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	369	325
Amortization	219	542
Stock-based compensation	450	523
Deferred income taxes	686	412
Gain on foreign currency	(610)	(114)
Increase (decrease) in allowance for doubtful accounts	84	(18)
Decrease in inventory obsolescence reserve	(35)	(70)
Loss on disposal of equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	1,373	950
Inventories	142	(173)
Prepaid expenses and other current assets	60	384
Accounts payable	(580)	(297)
Employee compensation	24	(317)
Deferred income	33	966
Other current liabilities and accrued expenses	100	(560)
Net cash provided by operating activities	2,809	2,856

Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(714)	(697)
Net cash used in investing activities	(714)	(697)

Cash flows from financing activities:
Proceeds from line of credit	150	—
Payment of long-term borrowing	—	(3,000)
Dividends paid	(3,080)	—
Proceeds from issuance of common stock under employee stock purchase plan	59	97
Proceeds from the exercise of stock options	126	—
Repurchase of common stock upon vesting of restricted stock awards	(20)	(27)
Net cash used in financing activities	(2,765)	(2,930)
Effect of exchange rate changes on cash	(24)	(10)
Net decrease in cash	(694)	(781)
Cash at beginning of period	7,265	6,553
Cash at end of period	$6,571	$5,772

Cash paid for taxes	$234	$185
Cash paid for interest	2	99
Supplemental non-cash items:
Current and non-current liabilities issued for leasehold improvements	$—	$51
Common stock issued for long-term liability	—	10
Accrued dividends	7	—

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

The consolidated balance sheet as of July 31, 2017, the consolidated statements of comprehensive income for the three- and nine-month periods ended July 31, 2017 and 2016, the consolidated statements of cash flows for the nine-month periods ended July 31, 2017 and 2016 and the related information presented in these notes have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The consolidated balance sheet at October 31, 2016 was derived from the audited consolidated financial statements as of that date. Operating results for the three- and nine-month periods ended July 31, 2017 are not necessarily indicative of the results that may be expected for the year ending October 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in MGC Diagnostics Corporation’s Annual Report on Form 10-K for the year ended October 31, 2016.

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

Service contract revenue is based on a stated contractual rate and is deferred and recognized ratably over the service period, which is typically from 1 to 5 years beginning after the expiration of the standard warranty. Deferred income associated with service contracts was $7,501,000 and $7,551,000 as of July 31, 2017 and October 31, 2016, respectively. The Company defers the recognition of revenue from installation and training services provided to customers until the service has been performed or no further obligations to perform the service exist. The amount of deferred installation and training revenue was $478,000 and $533,000 as of July 31, 2017 and October 31, 2016, respectively.

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

No customer accounted for more than 10% of revenue in either of the three- or nine-month periods ended July 31, 2017 or 2016.

Advance Payments from Customers

The Company typically does not receive advance payments from its customers in connection with the sale of its products. The Company occasionally enters into an arrangement under which a customer agrees to purchase a large quantity of product to be delivered over a period of time. Depending on the size of these arrangements, the Company may negotiate an advance payment from these customers. Advance payments from customers were $292,000 and $151,000 as of July 31, 2017 and October 31, 2016, respectively. Revenue recognition for customer orders that include advance payments is consistent with the Company’s revenue recognition policy described above.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, Income Taxes. The Company recognizes deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. Each quarter, the Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income. The analysis to determine the amount of the valuation allowance is highly judgmental and requires weighing positive and negative evidence including historical and projected future taxable income and ongoing tax planning strategies. See Note 10 to the consolidated financial statements, “Income Taxes,” for further discussion.

Reclassification

Certain prior year Medisoft service revenues and costs of service revenues amounts have been reclassified to conform with current year classifications. There was no impact, as a result of these reclassifications, on the consolidated balance sheet, the consolidated statement of comprehensive income or the consolidated statement of cash flows as previously reported.

New Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, Revenue Recognition, and modifies various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles to concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between United States practices and those of the rest of the world and to enhance disclosures related to disaggregated revenue information. In August 2015, the FASB deferred the effective date of the new guidance by one year, with the updated guidance now effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The FASB has also issued ASU 2016-10 and ASU 2016-12, which are also related to ASC 606. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2019. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.

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

Total stock-based compensation expense included in the Company’s statements of comprehensive income was $143,000 and $175,000 for the three-month periods ended July 31, 2017 and 2016, respectively, and was $450,000 and $523,000 for the nine-month periods ended July 31, 2017 and 2016, respectively.

Stock Options

A summary of the Company’s stock option activity for the nine months ended July 31, 2017 and 2016 is presented in the following table:

	For the Nine Months ended
	July 31, 2017		July 31, 2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	371,733	$6.64	177,900	$6.48
Granted	34,000	8.20	88,638	6.43
Exercised	(20,999)	6.02	—	—
Expired or cancelled	(95,000)	6.64	(13,805)	6.62
Outstanding at end of period	289,734	$6.87	252,733	$6.45

The following table summarizes information concerning stock options outstanding as of July 31, 2017:

		Weighted
		Average
		Remaining	Number
	Number	Contractual	Subject to
Exercise Prices	Outstanding	Life	Exercise
$5.65	10,000	5.70	3,334
6.07	100,000	4.83	66,668
6.63	10,001	5.36	2,664
6.76	4,900	5.29	4,900
6.77	33,333	1.50	33,333
7.05	80,000	6.11	—
7.52	20,000	6.38	—
8.40	4,000	6.68	—
9.12	17,500	3.84	17,500
9.48	10,000	6.51	10,000
Total	289,734	4.99	138,399

The total intrinsic values for outstanding options and exercisable options as of July 31, 2017 were $360,000 and $186,000, respectively, calculated using the closing stock price at the end of the third quarter less the option price of in-the-money options. The Company issues new shares when stock options are exercised. Unrecognized compensation expense related to outstanding stock options as of July 31, 2017 was $367,000 and is expected to be recognized over a weighted average period of 1.48 years.

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. In determining the fair value of stock options under the Black-Scholes model, management must make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The expense recognized for options granted under the 2007 Plan is equal to the fair value of stock options as of the grant date. The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model for stock option grants made during the nine months ended July 31, 2017:

	Options Granted	Options Granted	Options Granted
	April 3, 2017	February 2, 2017	December 15, 2016
Weighted average fair value of options granted	$3.91	$4.37	$3.48
Assumptions used:
Expected life (years)	7.00	7.00	7.00
Risk-free interest rate	1.90%	1.92%	1.90%
Volatility	42.65%	42.06%	42.45%
Dividend Yield	—%	—%	—%

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time is established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the nine months ended July 31, 2017 and 2016 is presented in the following table:

	For the Nine Months ended
	July 31, 2017		July 31, 2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	41,497	$6.59	49,993	$7.61
Granted	27,546	8.74	31,998	6.00
Vested	(39,497)	6.59	(39,494)	7.40
Unvested at end of period	29,546	$8.59	42,497	$6.59

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of July 31, 2017 was $172,000 and is expected to be recognized over a weighted average period of 1.16 years.

Director Stock Awards in Lieu of Cash Retainer Fees

The Company has a program that allows non-employee Board members to elect and receive shares from the 2007 Plan in lieu of some or all of their quarterly cash retainer fees. During the three months ended July 31, 2017 and 2016, the Company issued 1,319 and 2,079 shares, respectively, and during the nine months ended July 31, 2017 and 2016, the Company issued 4,090 and 5,421 shares, respectively, under this program. The expense was recognized at the time of share issuance and totaled $11,000 in each of the three-month periods ended July 31, 2017 and 2016, and $34,000 in each of the nine-month periods ended July 31, 2017 and 2016.

Employee Stock Purchase Plan

The MGC Diagnostics Corporation 2003 Employee Stock Purchase Plan, as amended (“Purchase Plan”), allows participating employees to purchase up to 200,000 shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan is available to all employees subject to eligibility requirements. Under the Purchase Plan, participating employees may purchase the Company’s common stock on a voluntary after-tax basis at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase phase. The Purchase Plan is carried out in six-month phases, with phases beginning on January 1 and July 1 of each calendar year. For the phase that ended on June 30, 2017, employees purchased 4,333 shares at a price of $6.71 per share. As of July 31, 2017, the Company has withheld approximately $5,000 from employees participating in the phase that began on July 1, 2017. As of July 31, 2017, 39,677 shares of common stock were available for future purchase under the Purchase Plan.

The following table presents the classification of pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income for the three- and nine-month periods ended July 31, 2017 and 2016:

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2017	2016	2017	2016
Cost of revenues	$1	$—	$20	$2
Selling and marketing	32	30	125	88
General and administrative	107	143	293	428
Research and development	3	2	12	5
Stock-based compensation expense	$143	$175	$450	$523

Tax Impact of Stock-Based Compensation

The Company reports the benefit of tax deductions in excess of recognized stock-based compensation expense on the consolidated statements of cash flows as operating cash flows. For the nine-month periods ended July 31, 2017 and 2016, there were $18,000 and $0 of excess tax benefits recognized, respectively.

Dividend

On January 25, 2017, the Company declared a special cash dividend of $0.70 per share on its outstanding common stock to all shareholders of record as of February 10, 2017. The dividend was paid on February 24, 2017.

(4)          Inventories

Inventories consisted of the following as of July 31, 2017 and October 31, 2016:

(In thousands)	2017	2016
Current Assets:
Raw materials	$2,053	$2,072
Work-in-process	959	827
Finished goods	1,983	2,017
	4,995	4,916
Non-current Assets:
Finished goods	—	115
	$4,995	$5,031

(5)          Intangible Assets

Intangible assets consisted of the following as of July 31, 2017 and October 31, 2016:

(In thousands)	2017	2016
Intangible assets:
Developed technology	$7,878	$7,802
Customer and distributor relationships	401	373
Trademarks and trade names	268	254
Software	891	849
Capitalized software in progress	3,299	2,841
	12,737	12,119
Less: accumulated amortization	(8,190)	(7,908)
	$4,547	$4,211

The Company amortizes the intangible assets related to developed technology, patents and trademarks using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Total amortization expense was $74,000 and $322,000 for the three-month periods ended July 31, 2017 and 2016, respectively and $219,000 and $484,000 for the nine-month periods ended July 31, 2017 and 2016, respectively. Of the total, amortization expenses of $32,000 and $270,000 related to software costs are included in the cost of equipment, supplies and accessories revenues for the three-month periods ended July 31, 2017 and 2016, respectively, and $98,000 and $307,000 for the nine-month periods ended July 31, 2017 and 2016, respectively. The Company estimates it will incur the following amortization expense in the balance of fiscal 2017 and in future fiscal years based on the intangible assets the Company expects to have placed in service at the end of fiscal 2017:

(In thousands)	Amortization
Three months ending October 31, 2017	$154
2018	593
2019	548
2020	525
2021	460
2022	392
Thereafter	1,432
$4,104

This table does not include estimated amortization expense of $86,000 for patents included in “Developed technology,” or $357,000 for capitalized software costs the Company expects to place into service after the current fiscal year. The Company capitalized software development costs of $159,000 and $203,000 during the three-month periods ended July 31, 2017 and 2016, respectively, and $500,000 and $569,000 during the nine-month periods ended July 31, 2017 and 2016, respectively. Upon completion of these development projects, the Company expects to amortize the capitalized software costs over a ten year period.

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

Warranty provisions and claims for the nine months ended July 31, 2017 and 2016 were as follows:

(In thousands)	2017	2016
Balance, beginning of period	$151	$147
Warranty provision based on units sold	202	198
Periodic reserve adjustments	7	(32)
Warranty claims	(211)	(187)
Effect on currency translation	1	—
Balance, end of period	$150	$126

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

On March 17, 2017, Medisoft, S.A. entered into a credit agreement with ING Belgium SA. The agreement includes a €150,000 revolving credit facility, with no stated end date. Medisoft, S.A . may use the revolving credit facility from time to time for working capital or general corporate needs. The credit agreement is collateralized by the business assets of Medisoft, S.A.  to the extent of €250,000 in principal. Borrowings under the revolving credit facility are characterized as a EURIBOR Loan. Interest is calculated daily based on the outstanding balance of the loan using a EURIBOR rate plus margin of 1.5% and paid quarterly.  As of July 31, 2017, the outstanding balance on the loan was €130,000 and the interest rate was 1.5%.

(8)         Leases

              In May 2017, the Company entered into the Fifth Addendum to its lease for its Saint Paul manufacturing and office facility, extending its lease commitment by one year to December 31, 2018.  Monthly rental payments total to an annual commitment of $338,000 in the extension period.  The agreement includes a Company right to extend the lease through December 31, 2019.

(9)          Net Income per Share

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

 The Company had unexpired options and warrants for the purchase of its common stock and unvested restricted awards as of July 31, 2017 and 2016 of 487,622 and 463,572 shares, respectively.  On August 1, 2017, all outstanding warrants to purchase 168,342 shares have expired.

Shares used in the net income per share computations are as follows:

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2017	2016	2017	2016
Weighted average common shares outstanding - basic	4,405	4,329	4,376	4,305
Dilutive effect of stock options, warrants and unvested restricted shares	35	10	45	9
Weighted average common shares outstanding - diluted	4,440	4,339	4,421	4,314

Anti-dilutive shares excluded from the calculation for each of the three- and nine-month periods ended July 31, 2017 totaled 141,501 and 167,047, respectively, and the three- and nine- month periods ended July 31, 2016 totaled 428,574 and 453,073, respectively.

(10)         Income Taxes

The Company has recorded a provision for income taxes of $645,000 and $273,000 for the three-month periods ended July 31, 2017 and 2016, respectively, and $833,000 and $460,000 for the nine-month periods ended July 31, 2017 and 2016, respectively.

The Company records its interim provision for income taxes based on its estimated worldwide annual effective rate for the year. In computing this provision, the Company excluded MGC Diagnostics Belgium S.P.R.L. net losses of $97,000 and $331,000 for the three- and nine-month periods ended July 31, 2017, respectively, for which no benefit can be recognized due to future expected losses and resulting valuation allowance related to these losses. As a result, the $833,000 fiscal 2017 year to date tax expense compared to the world wide consolidated pre-tax income of $1,658,000 (which excludes the MGC Diagnostics Belgium S.P.R.L. loss) results in an effective rate of approximately 50.2%.

The provision for income taxes for 2017 includes federal alternative minimum tax (AMT) expense, state and foreign income tax expense, and expense related to reserves for uncertain tax provisions. For the nine months ended July 31, 2017, the Company recorded a domestic income tax expense of $754,000 based on an estimated U.S. annual effective tax rate of 40.9%.  The differences from the federal statutory rate results from the effects of anticipated federal alternative minimum tax (AMT) whose credit cannot be offset due to the partial valuation allowance, state taxes expected to be paid and permanent differences whose effects are to increase the effective rate, including non-deductible meals and entertainment expenses, stock-based compensation expense and expense related to reserves for uncertain tax positions. For the nine months ended July 31, 2017, the foreign tax expense of $79,000 is primarily from the increase in the valuation allowance against deferred tax assets for Medisoft, S.A.

As of July 31, 2017, the Company had a reserve for uncertain tax positions of $101,000 compared to the October 31, 2016 balance of $92,000. If recognized, approximately $67,000 of these benefits would lower the effective tax rate. The remaining $34,000, if recognized, would result in a deferred tax asset subject to a valuation allowance and therefore would not affect the effective rate.

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

	Three Months ended July 31,		Nine Months ended July 31,
(In thousands)	2017	2016	2017	2016
Revenues from unaffiliated customers:
United States	$7,937	$7,585	$21,352	$21,704
Americas	260	217	1,196	620
Europe, Middle East, Africa	1,659	1,380	5,001	4,526
Asia Pacific	550	677	1,416	1,691
	$10,406	$9,859	$28,965	$28,541

	July 31, 2017	October 31, 2016
Long-lived assets:
United States	$6,411	$6,829
Europe	2,704	2,796
	$9,115	$9,625

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

The Company recorded a loss of $650,000, which was included in general and administrative expense for the quarter ended April 30, 2016. For the quarter ended October 31, 2016, the Company recorded an impairment loss of $354,000 with respect to a portion of its sleep diagnostic inventory, which resulted from its ongoing analysis of projected unit sales in future periods. The Company continues to carry inventory valued at $98,000 as of July 31, 2017.

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

Total revenues for the 2017 third quarter increased by 5.6% to $10.4 million compared to $9.9 million in the same period in 2016. Third quarter operating expenses were $4.6 million compared to $4.3 million in the prior year quarter. Net income for the three months ended July 31, 2017 was $760,000, or $0.17 per diluted share, compared to net income of $260,000, or $0.06 per diluted share, for the same period in 2016. Net income for the three months ended July 31, 2017 and 2016 included foreign exchange gains (losses) of $657,000 and $(193,000), respectively, which resulted from the changes in value of the Euro in relation to the U.S. dollar.

The following table contains selected information from our consolidated statements of comprehensive income, expressed as a percentage of revenue:

	Three Months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.9	48.8	49.2	47.3
Gross margin	51.1	51.2	50.8	52.7
Operating Expenses
Selling and marketing expenses	22.7	24.9	24.7	26.2
General and administrative expenses	13.1	10.9	15.9	15.9
Research and development expenses	7.6	6.7	7.3	7.1
Amortization of intangibles	0.4	0.6	0.4	0.6
Total operating expenses	43.8	43.1	48.3	49.8
Operating income	7.3	8.1	2.5	2.9
Interest expense, net	—	0.7	—	0.6
Foreign currency (gain) loss	(6.2)	2.0	(2.1)	(0.4)
Provision for taxes	6.2	2.8	2.9	1.6
Net income	7.3%	2.6%	1.7%	1.1%

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

Quarterly Comparison of Operations

The following paragraphs discuss the Company’s performance for the three months ended July 31, 2017 and 2016.

Revenues

Total revenues for the three months ended July 31, 2017 increased 5.6% compared to the same period in fiscal 2016. Equipment, supplies and accessories revenue increased 6.4% for the fiscal third quarter, with domestic revenue increasing by 5.1% to $6.2 million and international revenue increasing by 10.4% to $2.3 million due to stronger demand in the Europe/Middle East and Canada markets.

Service revenue was $1.9 million for both the 2017 and 2016 third quarters, respectively.

The Attachment Rate, which reflects the percentage of Extended Service Contracts that were sold during customer equipment purchases, was 22% and 21% for the fiscal 2017 and 2016 third quarters, respectively. Current and long-term deferred revenue at the end of the fiscal 2017 third quarter increased 8.2% to $8.3 million, compared to $7.7 million at the end of last year's third quarter, continuing increases in sales of long-term service agreements.

Revenues from competitive conversions were $1.5 million in the fiscal 2017 third quarter compared to $1.4 million in the same quarter of the prior year.

Sales backlog at the end of the second quarter totaled $2.3 million, compared to a backlog of $1.7 million at the end of last year’s third quarter. Of the total backlog for the 2017 third quarter, our domestic business contributed $1.9 million and our international business contributed $0.4 million.

Gross Margin

Gross margin of 51.1% in the fiscal third quarter includes gross margin for domestic revenues of 56.4% and international gross margin of 34.2% compared to gross margin of 51.2% for last year's third quarter, with domestic gross margin of 54.0%  and international gross margin of 41.9%. The increase in domestic gross margins is due primarily to the favorable sales mix of customers and products during the period.  Total gross margins were lower than prior year as a result of stronger growth in our international revenues (which are sold through distribution partners, and carry a lower gross margin). Gross margin for equipment, supplies and accessories was 47.3% for the quarter (52.6% for domestic and 33.1% for international), compared to 46.8% in the prior year’s quarter (48.8% for domestic and 41.3% for international). Service gross margin was 68.3% for the quarter (69.5% for domestic and 52.7% for international), compared to 69.8% for the prior year’s quarter (71.6% for domestic and 50.0% for international).

Selling and Marketing

Sales and marketing expenses were $2.4 million, or 22.7% of revenue in the fiscal 2017 third quarter compared to $2.5 million, or 24.9%, of revenue in the fiscal 2016 third quarter. This decrease is primarily due to decreases of $86,000 in telemarketing costs, $136,000 in Medisoft costs, $10,000 in variable selling costs, $36,000 in travel expenses and $34,000 of consulting costs, offset in part by an increase of $186,000 of personnel headcount and incentive costs.

General and Administrative

General and administrative expenses totaled $1.4 million, or 13.1% of revenue, compared to $1.1 million, or 10.9%, of revenue in the comparable quarter last year. This resulted primarily from an increase of $265,000 in contract employees costs, $32,000 in personnel headcount and incentive costs, $34,000 in audit and tax professional services and $24,000 in legal fees, partially offset by a decrease of $43,000 of non-employee stock based compensation and $31,000 in travel expenses.

Research and Development

Research and development expenses were $795,000, or 7.6% of revenue in the fiscal third quarter, up from $665,000, or 6.8%, of revenue in last year’s third quarter. This increase is primarily due to $143,000 in new project costs, $21,000 in Medisoft costs and $8,000 in Medical Graphics personnel costs, offset in part by a decrease of $20,000 in consulting costs. We remain dedicated to developing new products and improving our existing products.

Amortization of Intangibles

Amortization of acquired Medisoft intangibles was $37,000 and $50,000 for the three months ended July 31, 2017 and 2016, respectively. Amortization of patent costs was $5,000 and $9,000 for the three months ended July 31, 2017 and 2016, respectively.

The amortization of software development assets was $32,000 and $270,000 for the three months ended July 31, 2017 and 2016, respectively, and is included in the cost of equipment revenues due to the direct relationship to equipment units sold. The Company expects the level of future amortization expense related to capitalized software development costs to increase as the Company releases its current projects under development.

Provision for Taxes

The Company has recorded a provision for income taxes of $645,000 and $273,000 for the three months ended July 31, 2017 and 2016, respectively. The Company records its interim provision for income taxes based on its estimated worldwide annual effective rate for the year excluding MGC Diagnostics Belgium S.P.R.L. net losses of $97,000 and $96,000 for the three-month periods ended July 31, 2017 and 2016, respectively, for which no tax benefit can be recognized due to future expected losses and resulting valuation allowance related to these losses. As such, the $645,000 tax expense for the fiscal 2017 third quarter compared to the world wide consolidated pre-tax income of $1,502,000 (which excludes the MGC Diagnostics Belgium S.P.R.L. loss) results in an effective rate of approximately 42.9%. The $273,000 tax expense for the fiscal 2016 tax expense resulted in an effective rate for the quarter of approximately 43.4%. The provisions for income taxes for fiscal 2017 and 2016 include federal alternative minimum tax expense, state and foreign income tax expense and expense related to increased reserves for uncertain tax positions expected.

Interest Expense

The interest expense decrease is due to the June 2016 payoff of long-term debt and the reduction of non-bank related foreign charges.

Foreign Exchange

During the three months ended July 31, 2017 and 2016, changes in the value of the Euro expressed in U.S. dollars resulted in $657,000 and $(193,000) of foreign currency gain (loss), primarily due to the changes in value of the $8.2 million intercompany Euro-denominated note used to partially finance the acquisition of Medisoft.  In addition, pertaining to the net asset position for assets and liabilities of Medisoft, we also incurred a non-cash foreign currency translation loss of $382,000, which is included in the consolidated balance sheets as accumulated other comprehensive loss and in the consolidated statements of comprehensive income as other comprehensive loss.

Nine Month Comparison of Operations

The following paragraphs discuss the Company’s performance for the nine months ended July 31, 2017 and 2016.

Revenues

Total revenues for the nine months ended July 31, 2017 increased 1.5% compared to the same period in fiscal 2016. For the nine months ended July 31, 2017, domestic revenue decreased by 1.5% to $21.4 million and international revenue increased 11.1% to $7.6 million.

Revenues from competitive conversions were $3.4 million in the fiscal 2017 nine-month period compared to $3.9 million in the same period of the prior year. The Attachment Rate, which reflects the percentage of Extended Service Contracts that were sold during customer equipment purchases, was 23% for the first nine months compared to the fiscal 2016 overall average rate of 31%.

International equipment, supplies and accessories revenues increased 13.2% to $7.2 million, compared to $6.4 million for the nine months ended July 31, 2016, due to stronger demand in the Latin America, Canada, and Europe/Middle East regions.

Gross Margin

Gross margin of 50.8% in the nine months ended July 31, 2017 includes gross margin for domestic sales of 55.0% and international sales of 38.9% compared to gross margin of 52.7% in the nine months ended July 31, 2017, which includes gross margin for domestic sales of  55.7% and international sales of 43.0%. The decline in gross margins is due primarily to an unfavorable sales mix of customers and products during the period. The lower international gross margin is due primarily to reliance on an international sales model under which product gross margin is shared with distribution partners, who operate in more price sensitive markets. Gross margin for equipment, supplies and accessories was 46.8% for the nine months ended July 31, 2017 (50.6% for domestic and 38.2% for international), compared to 48.9% in the prior year (51.4% for domestic and 42.5% for international). Gross margin for services was 67.5% for the nine months ended July 31, 2017, compared to 68.2% for the prior year comparable period. The Company's historical gross margins have ranged around 52% to 53%. We anticipate overall fiscal 2017 gross margins will be between 50% and 52%.

Selling and Marketing

Sales and marketing expenses were $7.1 million, or 24.6% of revenue for the nine months ended July 31, 2017 compared to $7.5 million, or 26.2% of revenue for the same period in fiscal 2016. This decrease included $168,000 of telemarketing expenses, $189,000 of Medisoft expenses, $33,000 of convention costs, $55,000 of variable selling costs and $65,000 of consulting expenses, offset in part by increased dues and customer promotion expenses of $54,000 and $144,000 of personnel and incentive expenses.

General and Administrative

General and administrative expenses totaled $4.6 million, or 15.9% of revenue in the nine months ended July 31, 2017, compared to $4.5 million, or 15.9% of revenue for the same period in fiscal 2016. This decrease is primarily due to reduced litigation settlement expenses of $670,000 and non-employee compensation of $125,000, offset by $238,000 of increased employee payroll and incentive costs, $265,000 of temporary help, $188,000 of investor relations, audit and consulting costs, $103,000 of write-offs of doubtful accounts receivable and $28,000 of Medisoft expenses.

Research and Development

Research and development expenses were $2.1 million, or 7.3% of revenue in the nine months ended July 31, 2017, up from $2.0 million, or 7.1% of revenue, in last year’s comparable period. This increase is primarily due to $63,000 of research and development costs and $257,000 investment in a clinical research study in support of expanded indications for use of the Forced Oscillation Technique equipment, offset by $141,000 decrease in personnel and incentive costs. We capitalized internal software development costs of $500,000 and $569,000 in the nine-month periods ended July 31, 2017 and 2016, respectively. We remain dedicated to developing new products and improving our existing products.

Amortization of Intangibles

Amortization of acquired Medisoft intangibles was $105,000 and $148,000 for the nine months ended July 31, 2017 and 2016, respectively. Amortization of patent costs was $16,000 and $29,000 for the nine months ended July 31, 2017 and 2016, respectively.

The amortization of software development assets consisted of $98,000 and $307,000 for the nine months ended July 31, 2017 and 2016, respectively, and is included in the cost of equipment revenues due to the direct relationship to equipment units sold. The Company expects the level of future amortization expense related to capitalized software development costs to increase as the Company releases to the market current projects under development.

Provision for Taxes

The Company has recorded a provision for income taxes of $833,000 and $460,000 for the nine months ended July 31, 2017 and 2016, respectively. The Company records its interim provision for income taxes based on our estimated worldwide annual effective rate for the year excluding the MGC Diagnostics Belgium S.P.R.L. loss for the period of $331,000 and $289,000, for the nine-month periods ended July 31, 2017 and 2016, respectively, for which no tax benefit can be recognized due to future expected losses and the resulting valuation allowance related to these losses. As a result, the $833,000 tax expense for the nine months ended July 31, 2017, compared to the worldwide consolidated pre-tax income of $1,658,000 (which excludes the MGC Diagnostics Belgium S.P.R.L. loss) results in an effective rate for the first nine months of approximately 50.2%. The $460,000 fiscal 2016 year to date tax expense compared to the world wide consolidated pre-tax income of $1,050,000 (which excludes the MGC Diagnostics Belgium S.P.R.L. loss) results in an effective rate of 43.8%. The difference from the federal statutory rate in fiscal 2017 and 2016 results from the effects of anticipated federal alternative minimum tax (AMT) whose credit cannot be offset due to the partial valuation allowance, state taxes expected to be paid and permanent differences whose effects are to increase the effective rate, including non-deductible meals and entertainment expense, stock-based compensation expense and expense related to reserves for uncertain tax positions.  For the nine-month period ended July 31, 2017, the foreign income tax expense of $79,000 is primarily from the the increase in the valuation allowance against deferred tax assets for Medisoft, S.A..

 The $833,000 fiscal 2017 year to date expense compared to the world wide consolidated pre-tax income of $1,327,000 (which includes the MGC Diagnostics Belgium S.P.R.L. loss) results in an effective rate of 62.8%.

Interest Expense

The interest expense decrease is primarily related to the payoff of the Company's term loan on June 14, 2016 and a decrease in Medisoft non-bank related charges.

Foreign Exchange

During the nine months ended July 31, 2017 and 2016, increases in the value of the Euro against the US dollar resulted in $605,000 and $114,000 of foreign currency gains, due to the changes in value of the intercompany Euro-denominated note used to partially finance the acquisition of the Medisoft.

Liquidity and Capital Resources

The Company has financed its working capital and liquidity needs over the last several years through revenue generated by the operations of its wholly-owned Medical Graphics Corporation subsidiary.

As of July 31, 2017, the Company had cash of $6.6 million and working capital of $9.6 million. During the nine months ended July 31, 2017, the Company generated $2,809,000 in cash from operating activities, with $1,657,000 provided by operations before changes in working capital items. Accounts receivable decreased $1,373,000, while day sales outstanding (“DSO”), which measures how quickly receivables are collected, decreased 5 days to 60 days compared to October 31, 2016. Inventory decreased by $142,000, as days of inventory on hand increased 18 days to 88 days compared to October 31, 2016, which had benefited from higher fourth quarter revenues. Accounts payable decreased by $580,000, due to seasonality of sales. Employee compensation accruals as of July 31, 2017 were $24,000 higher than October 31, 2016 levels, reflecting the fiscal 2017 increased provisions for fiscal 2017 management incentive compensation partially offset by fiscal 2017 first quarter payments of sales commissions that had been accrued at fiscal year-end and other regular period end fluctuations due to the timing of biweekly payrolls.

During the nine months ended July 31, 2017, the Company used $714,000 in cash to purchase property, equipment and intangible assets. The Company has no material commitments for capital expenditures for the remainder of fiscal 2017. The Company’s fiscal 2017 operating plans include additional ongoing costs of approximately $250,000 to develop the Company’s next-generation software platform, including expensed development efforts and capitalized software development costs.

The Company's financing activities used $2,765,000 of cash during the nine months ended July 31, 2017, resulting from payment of a special cash dividend of $0.70 per share for $3,080,000 in the second fiscal quarter of 2017, offset by proceeds of  line of credit advances, stock option exercises and share issuances under its employee stock purchase plan.

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

Our actual results may differ materially depending on a variety of factors including:

•	national and worldwide economic and capital market conditions;

•	continuing cost-containment efforts in hospital, clinic and office markets;

•	our ability to obtain revenue growth and operational synergies from our Medisoft, S.A. subsidiary that we acquired on August 1, 2014;

•

our ability to complete our product operating-software development initiatives, obtain regulatory clearance for this updated software and migrate our product operating platforms to a next-generation technology;

•	foreign-exchange-rate-fluctuation exposure resulting from the operation of our Medisoft, S.A. subsidiary and our increasing future international operations;

•	our ability to remain as qualified providers for group purchasing organizations ensuring continued access to our markets;

•	uncertainty or changes in medical reimbursement requirements as a result of changes in government regulation of healthcare resulting from the current administration;

•

reinstatement of medical device taxation related to national healthcare reform, including the 2.3% medical device tax, that was suspended for the two years beginning January 1, 2016 and ending December 31, 2017;

•	the success of the forced oscillation technique (“FOT”) clinical study that the Company is sponsoring;

•	our ability to sell our FOT product in the United States and world-wide;

•	our ability to realize the remaining carrying value of our SleepVirtual sleep diagnostics inventory;

•	our ability to successfully resolve pending litigation with the Medisoft, S.A. selling shareholders;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our August 1, 2014 acquisition of Medisoft SA and its subsidiaries introduced considerably more exposure to currency fluctuations, which are reflected in the fiscal 2017 and 2016 losses and gains for the Euro-denominated intercompany instruments that are not regarded as permanent funding. Accumulated other comprehensive loss in the consolidated balance sheet reflects the exposure to currency fluctuations on the remaining net assets of the acquired entities. A lower US Dollar/Euro conversion rate developed since the July 2014 funding of intra-company loans to our Belgian holding company for the acquisition of Medisoft. The Euro has recently been strengthening against the Dollar. Further US Dollar/Euro rate reductions or increases will result in an effect on the Company’s financial statements in amounts that could be material to our consolidated financial position, results of operations and cash flows.

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

Management, with the participation of the Company’s chief executive officer, Todd M. Austin, and interim chief financial officer, Larry R. Degen, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation and because of the material weakness in internal control over financial reporting disclosed in our Annual Report on Form 10-K, management concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also not effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended October 31, 2016, we concluded that our internal control over financial reporting was not effective, and as a result, the three significant deficiencies that we identified, when evaluated in aggregate, resulted in a material weakness in internal controls.

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

101*

The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements and (vi) document and entity information.

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

MGC DIAGNOSTICS CORPORATION
(Registrant)

September 14, 2017	By:	/s/ Todd M. Austin
Todd M. Austin
Chief Executive Officer

September 14, 2017	By:	/s/ Larry R. Degen
Larry R. Degen
Interim Chief Financial Officer

